Form 10-Q
period 2012-08-31
Infor, Inc.
filed 2012-10-15
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 333-183494-06

INFOR, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0924667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

641 AVENUE OF THE AMERICAS NEW YORK, NEW YORK	10011
(Address of principal executive offices)	(Zip Code)

(678) 319-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding on October 1, 2012 was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2012, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Registration Statement on Form S-4, filed with the SEC on August 23, 2012, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$341.6	$384.4
Accounts receivable, net	364.9	412.6
Prepaid expenses	99.8	100.1
Income tax receivable	20.5	36.0
Other current assets	18.3	20.7
Deferred tax assets	11.5	11.4

Total current assets	856.6	965.2

Property and equipment, net	65.9	63.3
Intangible assets, net	1,236.9	1,257.3
Goodwill	4,098.0	4,011.4
Deferred tax assets	75.4	75.1
Other assets	51.2	44.5
Deferred financing fees, net	133.0	138.2

Total assets	$6,517.0	$6,555.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$61.1	$49.5
Income taxes payable	25.0	18.7
Accrued expenses	375.2	434.5
Deferred tax liabilities	46.3	45.8
Deferred revenue	809.8	851.9
Current portion of long-term obligations	90.8	90.8

Total current liabilities	1,408.2	1,491.2

Long-term debt	5,255.9	5,267.8
Deferred tax liabilities	196.0	179.8
Other long-term liabilities	225.6	215.3

Total liabilities	7,085.7	7,154.1

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at August 31, 2012 and May 31, 2012	—	—
Additional paid-in capital	1,235.5	1,234.2
Accumulated other comprehensive income (loss)	24.3	(38.1)
Accumulated deficit	(1,828.5)	(1,795.2)

Total stockholders’ deficit	(568.7)	(599.1)

Total liabilities and stockholders’ deficit	$6,517.0	$6,555.0

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended
	August 31,
	2012	2011
Revenues:
License fees	$100.8	$92.9
Product updates and support fees	357.1	300.7

Software revenues	457.9	393.6
Consulting services and other fees	173.9	167.7

Total revenues	631.8	561.3

Operating expenses:
Cost of license fees (1)	17.6	18.5
Cost of product updates and support fees (1)	62.3	61.8
Cost of consulting services and other fees (1)	140.1	132.9
Sales and marketing	98.5	92.9
Research and development	82.7	66.9
General and administrative	50.1	51.4
Amortization of intangible assets and depreciation	73.0	76.5
Restructuring costs	5.5	40.9
Acquisition related and other costs	1.9	12.4

Total operating expenses	531.7	554.2

Income from operations	100.1	7.1

Other expense, net:
Interest expense, net	108.2	117.0
Loss on extinguishment of debt	—	8.7
Other (income) expense, net	(4.2)	17.0

Total other expense, net	104.0	142.7

Loss before income tax	(3.9)	(135.6)
Income tax provision (benefit)	29.4	(36.7)

Net loss	$(33.3)	$(98.9)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended August 31,
	2012	2011
Net loss	$(33.3)	$(98.9)

Other comprehensive income (loss):
Unrealized gain on foreign currency translation, net of tax	62.7	4.1
Defined benefit plan funding status, net of tax	(0.3)	—

Total other comprehensive income	62.4	4.1

Comprehensive income (loss)	$29.1	$(94.8)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(33.3)	$(98.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73.0	76.5
Provision for doubtful accounts and billing adjustments	1.9	2.8
Warranty provision	1.1	0.4
Deferred income taxes	10.8	(36.9)
Non-cash (gain) loss on foreign currency	(4.2)	17.4
Non-cash interest	5.3	8.8
Loss on extinguishment of debt	—	7.5
Stock-based compensation expense	1.3	0.1
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(1.5)	19.0
Accounts receivable, net	54.7	59.9
Income tax receivable/payable	23.6	(18.5)
Deferred revenue	(52.7)	(72.6)
Accounts payable, accrued expenses and other liabilities	(56.6)	(66.4)

Net cash provided by (used in) operating activities	23.4	(100.9)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(39.6)	(1,482.2)
Change in restricted cash	0.4	(0.6)
Purchases of property, equipment and software	(10.3)	(3.6)

Net cash used in investing activities	(49.5)	(1,486.4)

Cash flows from financing activities:
Proceeds from issuance of stock	—	480.0
Payments on capital lease obligations	(0.2)	(0.1)
Proceeds from issuance of debt	—	2,063.8
Payments on long-term debt	(22.7)	(826.6)
Deferred financing fees	—	(83.0)

Net cash (used in) provided by financing activities	(22.9)	1,634.1

Effect of exchange rate changes on cash and cash equivalents	6.2	(1.2)

Net (decrease) increase in cash and cash equivalents	(42.8)	45.6
Cash and cash equivalents at the beginning of the period	384.4	337.0

Cash and cash equivalents at the end of the period	$341.6	$382.6

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$50.8	$2,410.6
Liabilities assumed in acquisitions	$11.2	$928.4

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. (Infor), is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We provide industry-specific enterprise resource planning (ERP) software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products & retail and hospitality industries. We serve customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our solutions help automate and integrate critical business processes which enable our customers to better manage their suppliers, partners, customers and employees. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, can be integrated with our enterprise software applications and sold across verticals. In addition to providing software products, we help our customers implement and use our applications effectively through our consulting services. We also provide on-going support and maintenance services for our customers through our maintenance and support programs.

The predecessor to Infor Global Solutions Intermediate Holdings Ltd. (IGS Intermediate Holdings) was formed in 2002 with the acquisition of certain assets of Systems & Computer Technology Corporation and completed through a series of subsequent acquisitions. On June 7, 2006, IGS Intermediate Holdings was formed as a Cayman Islands exempted company. The majority of IGS Intermediate Holdings’ stock is indirectly owned by Golden Gate Capital. IGS Intermediate Holdings operates through a variety of direct and indirect wholly owned subsidiaries throughout the world.

Infor, Inc. was formed on June 8, 2009, as Steel Holdings, Inc. by Golden Gate Capital. Steel Holdings acquired SoftBrands, Inc. (SoftBrands) on August 13, 2009. Steel Holdings changed its name to GGC Software Holdings, Inc. (GGC Holdings) on April 25, 2011. GGC Holdings acquired Lawson Software, Inc. (Lawson) on July 5, 2011. Both SoftBrands and Lawson were publicly traded companies. We have maintained the SoftBrands and Lawson brands.

On April 5, 2012, we completed the combination of GGC Holdings and its subsidiaries with the operating subsidiaries of IGS Intermediate Holdings (such subsidiaries prior to the combination defined here as Infor Global Solutions) and the operations of these entities were merged together under GGC Holdings (the Infor Combination). Both Infor Global Solutions and GGC Holdings were under common control of Golden Gate Capital, and accordingly the financial statements contained herein are presented on a consolidated basis as if Infor Global Solutions and GGC Holdings were combined from the date of inception of common control. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control. On April 26, 2012, we formally changed the name of GGC Software Holdings, Inc. to Infor, Inc. In addition, in the first quarter of fiscal 2013, we changed the name of Lawson Software, Inc. to Infor (US), Inc. Transactions between Infor, Inc. and its subsidiaries, including subsidiaries obtained through the combining of GGC Holdings and Infor Global Solutions, have been eliminated for presentation.

Hereafter, any reference to we, our, us or the Company refers to the combined company and the consolidated financial statements thereof presented under common control and references to Lawson refers to Lawson Software, Inc. (now known as Infor (US), Inc.).

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). Our Condensed Consolidated Financial Statements include the accounts of Infor and our wholly owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual Financial Statements and related Notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2012, and other amounts presented herein as of May 31, 2012, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Combined Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our Financial Statements and related Notes for the fiscal year ended May 31, 2012, included in our Registration Statement on Form S-4, filed with the SEC on August 23, 2012.

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Factors used to identify our reportable operating segments include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance. We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer. See Note 15, Segment and Geographic Information.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We believe that these estimates and assumptions are reasonable under the circumstances and that they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2013 and 2012 relate to the fiscal years ended May 31, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending May 31.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in our Financial Statements for our fiscal year ended May 31, 2012 which are included in the Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Revenue Recognition

We generate revenues primarily by licensing software, providing product updates and support and providing consulting services to our customers. We record revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Revenue is recorded net of applicable taxes.

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (“SaaS”) offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in license fees revenues in our Consolidated Statements of Operations and were approximately $10.6 million and $0.9 million in the first quarter of fiscal 2013 and 2012, respectively.

Allowances for Doubtful Accounts, Cancellations and Billing Adjustments

We have established an allowance for estimated billing adjustments and an allowance for estimated amounts that will not be collected. We record provisions for billing adjustments as a reduction of revenue and provisions for doubtful accounts as a component of general and administrative expense in our Consolidated Statements of Operations. We review specific accounts, including significant accounts with balances past due over 90 days, for collectability based on circumstances known at the date of the financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed periodically and consider specific customer situations, historical experience and write-offs, customer credit-worthiness, current economic trends and changes in customer payment terms. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, a change in the allowance would be necessary in the period such determination is made which would affect future results of operations. Accounts receivable are charged off against the allowance when we determine it is probable the receivable will not be recovered.

Following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2012	$18.1
Provision	1.9
Write-offs and recoveries	(0.8)
Translation adjustment	0.4

Balance, August 31, 2012	$19.6

Sales Allowances

We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various claims arising from the sale of our products and delivery of our solutions, the Lawson business we acquired in fiscal 2012 has allowed for sales allowances. We record a provision against revenue for estimated sales allowances on license and consulting revenues in the same period the related revenues are recorded or when current information indicates additional allowances are required. These estimates are based on historical experience determined by analysis of claim activities, specifically identified customers and other known factors. If the historical data utilized does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made affecting current and future results of operations. The balance of our sales reserve is reflected in deferred revenue on our Condensed Consolidated Balance Sheets.

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2012	$9.6
Provision	1.1
Write-offs	(0.5)
Currency translation effect	0.6

Balance, August 31, 2012	$10.8

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $4.2 million for the three months ended August 31, 2012, and net foreign exchange losses of $17.4 million for the comparable three months ended August 31, 2011. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

Certain transaction gains and losses are generated from inter-company balances that are not considered to be long-term in nature that will be settled between subsidiaries. The inter-company balances are a result of normal transfer pricing transactions among various operating subsidiaries, as well as certain loans initiated between subsidiaries. The proceeds from these loans were primarily used to fund various acquisitions. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 11, Debt. Unlike translation gains and losses which occur by revaluing a subsidiary’s financial statements into our reporting currency, the transaction gains or losses recognized when revaluing this debt affects functional currency cash flows and is included in determining net income or loss for the period in which exchange rates change. Changes in exchange rates create unrealized gains and losses at each reporting date until the balances are settled and recognized in our results of operations. When the balances are settled, the unrealized gains and losses become realized.

Adoption of New Accounting Pronouncements

On June 1, 2012, we adopted the FASB amended guidance on fair value measurements. This guidance provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance further explains how to measure fair value and clarifies the related disclosure requirements particularly for level 3 fair value measurements. The guidance does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. As we do not currently utilize level 3 fair value measurements, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements — Not Yet Adopted

In December 2011, the FASB provided further guidance relating to the presentation of comprehensive income. This guidance deferred the effective date pertaining to the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This requirement was originally issued in the FASB’s June 2011 amendments to existing guidance on the presentation of comprehensive income and was to be effective for fiscal years ending after December 15, 2012 (our fiscal 2013), and interim and annual periods thereafter. This deferral will allow the FASB time to re-deliberate and reconsider operational concerns relating to the presentation of reclassifications out of accumulated other comprehensive income. Other than a change in presentation, we do not expect the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2013

In the first quarter of fiscal 2013, we made two acquisitions for a combined cash purchase price of $39.6 million, net of cash acquired. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to Infor’s results for the quarter ended August 31, 2012.

Our estimates of fair value and resulting allocation of purchase price related to these acquisitions are preliminary as of August 31, 2012. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these unaudited Condensed Consolidated Financial Statements.

Lawson – Fiscal 2012

On July 5, 2011, we completed our acquisition of Lawson through Infor’s acquisition of all of Lawson’s outstanding common stock. Lawson is a global provider of business application software, consulting and maintenance to customers primarily in healthcare, services, trade and manufacturing/distribution industries. The results of operations of Lawson have been included in our results of operations from the date of acquisition. The cash purchase consideration totaled approximately $1,958.2 million. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

The following table summarizes our allocation of the Lawson purchase consideration:

(in millions)
Cash	$476.0
Accounts receivable, net	105.6
Identified intangible assets:
Existing technology	300.0
Existing customer relationships	614.4
Tradenames	25.4
Goodwill	1,168.0
Deferred tax liability, net	(239.2)
Deferred revenue	(182.0)
Long-term debt	(258.0)
All other tangible liabilities, net	(52.0)

Total fair value of purchase consideration	$1,958.2

The gross contractual accounts receivable at the acquisition date was $109.2 million and our best estimate of the contractual cash flows not expected to be collected at that date was $3.6 million. The acquired intangible assets relating to Lawson’s existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six years, twelve years and three years, respectively. We have determined that the goodwill arising from the acquisition of Lawson will not be deductible for tax purposes.

The following unaudited pro forma financial information is based on the historical financial information of Infor and Lawson giving effect to the acquisition as if it had occurred on June 1, 2010, the beginning of the fiscal year prior to the year of acquisition and applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the amortization of acquired intangibles, interest expense and the estimated impact on our income tax provision. We believe that the assumptions used and the adjustments made are reasonable given the information available to us as of the date of this quarterly report. This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition occurred at such earlier time or of the results that may be achieved in the future. In addition, these pro forma financial statements do not reflect the realization of any cost savings that we may achieve from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

The following summarizes the unaudited pro forma financial information of Infor and Lawson for applicable periods as if the acquisition closed on June 1, 2010:

(in millions)	Three Months Ended August 31, 2011
License fees	$98.7
Product updates and support fees	363.8

Software revenues	462.5
Consulting services and other fees	190.5

Total revenues	$653.0

Operating income (loss)	$10.3

Other Acquisitions – Fiscal 2012

We completed four additional acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $29.3 million, net of cash acquired.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the three months ended August 31, 2012, was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2012	$784.8	$2,961.4	$265.2	$4,011.4
Goodwill acquired	20.6	2.0	1.0	23.6
Currency translation effect	11.4	47.5	4.1	63.0

Balance, August 31, 2012	$816.8	$3,010.9	$270.3	$4,098.0

Goodwill acquired during the first three months of fiscal 2013 totaled $23.6 million related to our acquisitions. See Note 3, Acquisitions.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We conduct our annual impairment test in the second quarter of each fiscal year as of September 30. We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing. Beginning in fiscal 2012, we allocated our goodwill to each of these reporting units based upon their fair values. For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market transaction method).

Testing for goodwill impairment is a two-step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

As a result of the change in our reportable segments, we performed a Step 1 goodwill impairment assessment as of June 1, 2011. No impairment was indicated at that time. In addition, we performed our most recent annual impairment assessment in the second quarter of fiscal 2012. This assessment was based on the FASB guidance related to testing for goodwill impairment which allows companies to use a qualitative approach to test goodwill for impairment. Our assessment of qualitative factors did not indicate that it was more likely than not that goodwill impairment existed and no further testing was required. We believe there was no impairment of our goodwill and none of our three reporting units was at risk of impairment as of August 31, 2012. We have no accumulated impairment charges related to our goodwill.

5. Fair Value

Fair Value Hierarchy

The FASB has established guidance on financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and guidance for nonfinancial asset and liabilities that are recognized at fair value on a nonrecurring basis. This guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

Level 1	—	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2	—	Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3	—	Unobservable inputs that are supported by little or no market data, are significant to the fair values of the assets or liabilities, and require the reporting entity to develop its own assumptions.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

We measure certain financial assets at fair value including our cash equivalents. The following table summarizes the fair value of our financial assets that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of August 31, 2012, and May 31, 2012:

	August 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.1	$—	$—	$80.1

Total	$80.1	$—	$—	$80.1

	May 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$150.1	$—	$—	$150.1

Total	$150.1	$—	$—	$150.1

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

We have had no transfers of assets/liabilities into or out of Levels 1 and 2 during fiscal 2013 or fiscal 2012.

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of August 31, 2012, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of August 31, 2012, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of August 31, 2012, and May 31, 2012, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

For our long-term debt we used recent market transactions and related market quotes of our long-term debt’s August 31, 2012 bid and ask pricing (Level 2 on the fair value hierarchy) to estimate fair value of our long-term debt for disclosure purposes. At August 31, 2012, and May 31, 2012, the total carrying value of our long-term debt was approximately $5.3 billion and $5.4 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.6 billion and $5.4 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	August 31, 2012	May 31, 2012
Accounts receivable	$313.6	$367.4
Unbilled accounts receivable	70.9	63.3
Less: allowance for doubtful accounts	(19.6)	(18.1)

Accounts receivable, net	$364.9	$412.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	August 31, 2012			May 31, 2012
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,764.1	$823.6	$940.5	$1,730.1	$773.1	$957.0	2 - 15
Acquired and developed technology	995.1	719.9	275.2	965.4	688.3	277.1	2 - 10
Tradenames	135.4	114.2	21.2	134.2	111.0	23.2	2 - 20

Total	$2,894.6	$1,657.7	$1,236.9	$2,829.7	$1,572.4	$1,257.3

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended August 31,
(in millions)	2012	2011
Customer contracts and relationships	$40.4	$40.4
Acquired and developed technology	23.2	26.6
Tradenames	2.5	1.0

Total	$66.1	$68.0

The estimated future annual amortization expense related to these intangible assets as of August 31, 2012, was as follows:

(in millions)
Fiscal 2013 (remaining 9 months)	$177.8
Fiscal 2014	221.1
Fiscal 2015	196.0
Fiscal 2016	169.7
Fiscal 2017	126.0
Fiscal 2018	77.2
Thereafter	269.1

Total	$1,236.9

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	August 31, 2012	May 31, 2012
Accrued compensation and employee benefits	$130.1	$179.6
Accrued taxes other than income	13.2	25.2
Accrued royalties and partner commissions	33.4	45.3
Accrued litigation	7.5	8.7
Accrued professional fees	20.1	19.0
Accrued interest	95.7	78.0
Accrued restructuring	25.6	23.3
Accrued retirement obligation	8.3	7.6
Deferred rent	9.9	9.4
Accrued other	31.4	38.4

Accrued expenses	$375.2	$434.5

9. Stock Compensation

We account for share-based payments, including grants of employee stock awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of shares we ultimately expects will vest.

We utilize the Black-Scholes option pricing model to calculate the fair value of equity awards. Assumptions utilized under the Black-Scholes option pricing model include (a) stock price at date of grant, (b) exercise price of the option, (c) expected term of the stock award, (d) risk-free interest rate over the expected award term, (e) expected dividend yield and (f) expected volatility of the underlying stock. In estimating the fair value of our equity awards granted in fiscal 2012 we used the following assumptions; expected term of 1.25 years, risk-free interest rate of 0.22%, expected dividend yield of 0.0%, and expected volatility of 75.0%. We have made no equity grants in fiscal 2013.

Pursuant to applicable FASB guidance related to share-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. The following table presents stock compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended August 31,
(in millions)	2012	2011
Selling and marketing expense	$0.3	$—
Research and development expense	0.3	—
General and administrative expense	0.7	0.1

Total	$1.3	$0.1

10. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition related and other restructuring costs. These restructuring charges represent severance associated with redundant positions and costs related to redundant office locations. No business activities of the companies that we have acquired were discontinued. The employees terminated were typically from all functional areas of our operations.

Fiscal 2013 Restructuring Charges

We incurred restructuring costs totaling $7.5 million during the first quarter of fiscal 2013 including $7.4 million in employee severance costs for personnel in product development and general and administrative functions and $0.1 million related to exited facilities. We made cash payments of approximately $1.1 million during the first three months of fiscal 2013 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2013.

Fiscal 2012 Restructuring Charges

We incurred restructuring costs of $20.6 million during fiscal 2012 in employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. During the first three months of fiscal 2013 we recorded restructuring cost reversals of $1.1 million and we made cash payments of approximately $3.7 million related to these actions. Charges also included $0.9 million related to exited facilities during fiscal 2012. Cash payments during the first three months of fiscal 2013 related to exited facilities were $0.2 million. We expect to complete the majority of these restructuring activities in fiscal 2013.

Fiscal 2012 Acquisition-Related Charges

We incurred acquisition-related restructuring costs of $44.7 million during fiscal 2012, primarily related to our acquisition of Lawson. These charges included employee severance costs of $41.3 million for personnel, primarily in general and administrative functions and consulting services. During the first three months of fiscal 2013 we recorded restructuring cost reversals of $0.6 million and we made cash payments of $2.2 million related to these severance actions. Charges also included $3.4 million related to exited facilities during fiscal 2012. During the first three months of fiscal 2013 we recognized $0.3 million in additional facility expenses and made cash payments related to exited facilities of $0.6 million. We expect to complete the majority of the personnel actions related to these restructuring activities in fiscal 2013 and to make payments related to exited facilities through July 2017.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2012, we had completed a series of acquisitions as well as certain restructuring activities. In the first three months of fiscal 2013 we recorded restructuring cost reversals of $0.6 million related to exited facilities and we made net cash payments of $0.3 million related to previous acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three month period ended August 31, 2012. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	May 31,	Initial		Currency	Cash	August 31,	Recognized	Program
(in millions)	2012	Costs	Expense	Effect	Payments	2012	to Date	Costs
Fiscal 2013 restructuring
Severance	$—	$7.4	$—	$0.1	$(1.1)	$6.4	$7.4	$7.4
Facilities and other	—	0.1	—	—	—	0.1	0.1	0.1

Total fiscal 2013 restructuring	—	7.5	—	0.1	(1.1)	6.5	7.5	7.5

Fiscal 2012 restructuring
Severance	15.2	—	(1.1)	0.3	(3.7)	10.7	19.5	19.5
Facilities and other	0.3	—	—	—	(0.2)	0.1	0.9	0.9

Total fiscal 2012 restructuring	15.5	—	(1.1)	0.3	(3.9)	10.8	20.4	20.4

Fiscal 2012 acquisition-related
Severance	5.1	—	(0.6)	0.2	(2.2)	2.5	40.7	40.7
Facilities and other	2.5	—	0.3	0.1	(0.6)	2.3	3.7	3.7

Total fiscal 2012 acquisition-related	7.6	—	(0.3)	0.3	(2.8)	4.8	44.4	44.4

Previous restructuring
Severance	0.2	—	—	—	—	0.2	75.7	75.7
Facilities and other	0.2	—	—	—	—	0.2	6.9	6.9

Total previous restructuring	0.4	—	—	—	—	0.4	82.6	82.6

Previous acquisition-related
Severance	0.3	—	—	—	0.2	0.5	14.3	14.3
Facilities and other	6.7	—	(0.6)	0.1	(0.5)	5.7	26.6	26.6

Total previous acquisition-related	7.0	—	(0.6)	0.1	(0.3)	6.2	40.9	40.9

Total restructuring	$30.5	$7.5	$(2.0)	$0.8	$(8.1)	$28.7	$195.8	$195.8

The remaining reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Condensed Combined Balance Sheets.

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	August 31, 2012		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$2,763.1	6.250%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	385.0	5.750%	400.0	5.750%
Infor first lien Euro Term due April 5, 2018	313.6	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	314.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(4.4)		(4.6)

Total long-term debt	5,346.7		5,358.6
Less: current portion	90.8		90.8

Total long-term debt - non-current	$5,255.9		$5,267.8

The weighted average interest rate at August 31, 2012, and May 31, 2012, was 7.61% and 7.61%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of August 31, 2012:

(in millions)
Fiscal 2013 (remaining 9 months)	$68.1
Fiscal 2014	90.8
Fiscal 2015	110.8
Fiscal 2016	130.8
Fiscal 2017	130.8
Fiscal 2018	2,930.2
Thereafter	1,889.6

Total	$5,351.1

As of August 31, 2012, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise Applications, LP (Infor Enterprise), of which $325.0 million was contributed as equity to Infor, Inc., and $225.0 million was used to repay a portion of the Lux PIK Term Loan. Additionally, $344.0 million owed to Infor Lux Bond Company (Lux Bond Co), Infor’s parent, by Infor, Inc. was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The Form S-4 became effective on September 6, 2012, subsequent to quarter end. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% Senior Notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% Senior Notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $5.8 million of letters of credit have reduced the amount available under the Revolver to $144.2 million. Pursuant to the credit agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in the case of certain situations.

The credit facilities are guaranteed by Infor and certain of our domestic subsidiaries, and are secured by liens on substantially all of the assets of Infor, Lawson and the other guarantors. Under the credit agreement we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendment

Subsequent to quarter end, on September 27, 2012, we entered into the Refinancing Amendment No. 1 to our credit agreement dated as of April 5, 2012, which refinanced the outstanding balance of our Tranche B Term Loan with a new $2,793.0 million Tranche B-2 Term Loan. See Note 18, Subsequent Events – Refinancing Amendment.

Senior Notes

Our Senior Notes bear interest at the applicable rates per annum which is payable semi-annually in cash in arrears. The Senior Notes are general unsecured obligations of Infor and are guaranteed by Infor and certain of our wholly owned domestic subsidiaries. Under the indentures governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

Deferred Financing Fees

As of August 31, 2012, deferred financing fees, net of amortization, of $133.0 million are reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended August 31, 2012 and 2011, we amortized $5.2 million and $8.0 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Lux Bond Co, Infor’s parent, holds a PIK Term Loan (Lux PIK Term Loan). The Lux PIK Term Loan, dated March 2, 2007, had an original principal balance of $235.0 million.

In conjunction with our debt recapitalization, a portion of the outstanding balance of the Lux PIK Term Loan was repaid on April 5, 2012, through the use of capital contributed by Golden Gate Capital. The principal balance as of May 31, 2012, was $161.4 million. In addition, at that time certain provisions of the Lux PIK Term Loan agreement were amended. The maturity date for the Lux PIK Term Loan was extended to April 15, 2017, at which date any outstanding principal and accrued and unpaid interest are due. In addition, under certain circumstance, prepayment penalties may be imposed if the Lux PIK Term Loan is repaid prior to its maturity date. As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest may be paid quarterly and the fixed rate will be reduced by 50 basis points per year. For fiscal 2013, Lux Bond Co has elected to pay interest quarterly. In the first quarter of fiscal 2013 we funded the quarterly interest payment of $4.8 million that was due related to the Lux PIK Term Loan through a loan to Lux Bond Co. In addition, subsequent to quarter end, on September 27, 2012, we funded the quarterly interest payment that was due of $5.2 million through an additional loan to Lux Bond Co. Future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co. As of August 31, 2012, the total balance outstanding was $161.4 million which did not include any accrued interest as this was funded during the quarter.

Shares of certain subsidiaries of IGS Intermediate Holdings stock were pledged as collateral for the Lux PIK Term Loan. On April 5, 2012, in conjunction with our debt recapitalization, all pledged collateral was released. No other pledge of assets exists either prior to or after the Infor Combination.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiaries financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the PIK Term Loan and accordingly we have not reflected the PIK Term Loan in our consolidated financial statements for any of the periods presented. The exclusion of the PIK Term Loan in our financial statements does not impact our debt covenant calculations under our credit facilities as the impact of the PIK Term Loan is not to be included in such calculations. While not contractually required to do so, we believe that our voluntary servicing of the Lux PIK Term Loan will not materially impact our ability to service our own debt and that our cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our debt service obligations for the foreseeable future.

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, “Income Taxes.” Subsequent to the Infor Combination closing on April 5, 2012, the Company was included in the GGC Software Parent, Inc. consolidated federal income tax return. Interim period income tax benefits and expenses are measured using an estimated annual effective tax rate. For the three month periods ended August 31, 2012 and 2011, our estimated global effective tax rates were (753.8)% and 27.1%, respectively, after considering those entities for which no tax benefit from operating losses is expected to occur during the respective year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate for the periods presented and make any necessary changes to adjust the rate for the applicable interim period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the interim period in which the discrete event occurs.

Our income tax benefit and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended August 31,
(in millions, except percentages)	2012	2011
Income tax provision (benefit)	$29.4	$(36.7)
Effective income tax rate	(753.8)%	27.1%

The change in the effective tax rate for the three month period ended August 31, 2012, compared to the three month period ended August 31, 2011, was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), Subpart F inclusions and a tax law change in Australia. The current effective tax rate for the three month period ended August 31, 2012, reflects increases in the valuation allowances recorded for IRC Section 163(j) disallowed interest, tax law changes in Australia, the United Kingdom and Canada, Subpart F inclusions, foreign withholding taxes, the recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, increases in the valuation allowances recorded for various foreign subsidiary net operating losses in the current period and a shift in the jurisdictional mix of operating income in the respective periods.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2016. We are generally no longer subject to tax examination domestically for years prior to fiscal year 2008. We are currently subject to federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2017. We are no longer subject to tax examination internationally for years prior to fiscal year 2006. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

While management believes we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the three month period ended August 31, 2012, we recorded additional valuation allowances totaling $25.3 million that were recorded against deferred tax assets at various domestic and foreign legal entities. Based on estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding the ability to realize some of the deferred tax assets. We continue to monitor and weigh both positive and negative evidence related to the future ability to realize these assets. If it is determined that the evidence indicates that it is more likely than not that we will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made. During the upcoming twelve months ending August 31, 2013, we expect that approximately $18.1 million of unrecognized tax benefits will reverse, primarily due to the expiration of statutes of limitation in the various jurisdictions.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise from non-stockholder transactions impacting stockholders’ deficit that are not included in the statement of operations and are reported as a separate component of stockholders’ deficit. Other comprehensive income (loss) includes net income or loss, the change in foreign currency translation adjustments, net of tax, and changes in defined benefit plan obligations, net of tax.

We report accumulated other comprehensive income (loss) as a separate line item in the stockholders’ deficit section of our Condensed Consolidated Balance Sheets. We report the components of comprehensive income (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	August 31, 2012	May 31, 2012
Foreign currency translation adjustment, net of tax	$35.1	$(27.6)
Funded status of pension plan, net of tax benefit of $2.2 million and $2.2 million, respectively	(10.8)	(10.5)

Accumulated other comprehensive income (loss)	$24.3	$(38.1)

14. Commitments and Contingencies

Leases

We have cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Total rent expense for operating leases was $14.1 million and $14.9 million for the three month periods ended August 31, 2012 and 2011, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. Accrued litigation as of August 31, 2012, and May 31, 2012, was $7.7 million and $8.9 million, respectively. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that based on information presently available, the resolution of any such legal matters existing as of August 31, 2012, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued a number of defendants, including Lawson, alleging infringement of three separate United States patents. Prior to trial, the district court excluded all of ePlus’ evidence of damages, and as a result, only liability issues were submitted to the jury. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary Supply Chain Management products we offer, namely Requisition Self Service (RSS), RSS and Procurement Punchout (Punchout), and/or RSS, Punchout and Electronic Data Interface (EDI), as well as its M3 e-Procurement System, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement of RSS. Since May 18, 2011, Lawson has made RQC available free of charge to all of its customers that had a product configuration that included RSS. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting our S3 Procurement System, when used in combination with RSS, RSS and Punchout and/or RSS, Punchout and EDI, and its M3 e-Procurement System, in the United States, although the effect of such injunction was stayed for six-months for certain of our health care customers. In September 2011, ePlus initiated contempt proceedings alleging that Lawson was not compliant with the injunction for, inter alia, releasing RQC which ePlus claims is not more than colorably different from RSS and also infringes its patents. In the contempt proceeding, which is currently on-going before the same district court judge who presided over the underlying jury trial, ePlus is seeking, among other things, monetary damages as a remedy for Lawson’s alleged violation of the court’s injunction order, and a ruling that would enjoin further sales or servicing of the RQC product. We are vigorously defending this matter because we believe Lawson has meritorious defenses, including: (i) that the product modifications render the current product more than colorably different from the adjudged infringing products, making contempt inappropriate; and (ii) that the modified product does not infringe the claims of the patents-in-suit that were held to be infringed by the original products. If Lawson prevails on either defense, the contempt proceeding will be dismissed in its favor. However, given the inherent unpredictability of such proceedings, as well as the right of either party to appeal an unfavorable decision, we cannot at this time predict the eventual outcome of the contempt proceeding. In addition to the ongoing contempt proceeding, the underlying litigation is the subject of cross-appeals by Lawson and ePlus. Lawson has appealed, among other things, the Court’s grant of an injunction with respect to the servicing of products it sold prior to the date of the jury verdict. ePlus has appealed the court’s refusal to permit it to put on a damage case. We cannot predict the outcome of this appeal and, therefore, cannot exclude the possibility that ePlus may be granted a new trial on the issue of damages for infringement. Three of the five patent claims that the jury found Lawson to infringe have been found invalid in a final determination by the Board of Patent Appeals and Interferences (BPAI), which finding is being appealed by ePlus to the United States Court of Appeals for the Federal Circuit. An affirmance of the BPAI’s decision would have preclusive effect on the pending Lawson appeal. The remaining two patent claims that Lawson was found to infringe have also been found invalid upon reexamination in the Patent and Trademark Office (PTO), but such findings are subject to further appeal within the PTO and eventual appeal to the Federal Circuit. The results of such proceedings cannot be predicted.

Because patent litigation is time-consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, the remedy awarded to ePlus could result in a material adverse effect on our future results of operations or cash flows. If ePlus prevails in the contempt proceeding or a subsequent new trial or infringement, we could be required to disgorge some or all of our revenues from the sale and servicing of RQC, and we could be prohibited from any such future sales or servicing (during the life of the patents) unless we were able to reach agreement with ePlus on a license to operate under its patents, or we were able to make further modifications to the product to avoid infringement. However, there is no assurance that such modifications will be commercially feasible.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of August 31, 2012 will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of August 31, 2012, and May 31, 2012.

15. Segment and Geographic Information

We are a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We provide industry-specific ERP software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products & retail and hospitality industries. We serve customers in the Americas, EMEA and APAC geographic regions.

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 1, Nature of Business and Basis of Presentation – Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and gross margin for these three segments.

License—Our License segment develops, markets and distributes enterprise software including the following types of software: enterprise human capital management, financial management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include license fees which primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License revenues also include revenues related to our SaaS offerings.

Maintenance —Our Maintenance segment provides software updates and product support including when and if available upgrades, release updates, regulatory updates and patches, access to our knowledge base and technical support team, technical advice and application management. Generally, these services are provided under annual contracts. Infor’s maintenance agreements are comprehensive customer support programs which entitle customers to various levels of support to meet their specific needs. Infor’s maintenance and customer support offerings are delivered through our global support organization operating from our support centers around the world. Maintenance revenues include product updates and support fees revenues which represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. These revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Consulting—Our Consulting segment provides software implementation, customization, integration, training and other consulting services related to Infor’s software products. Services in this segment are generally provided under time and materials contracts, and in certain situations, under fixed-fee or maximum-fee contracts. Infor’s consulting offerings range from initial assessment and planning of a project to the actual implementation and post implementation of a project, including optimizing a customer’s use of our software as well as training and learning tools designed to help customers become proficient in using Infor’s software quickly and effectively. Consulting services and other revenue include consulting services and other fees revenues from services provided to customers who have licensed Infor’s products.

The measure we use to assess our reportable segment’s operating performance is sales margin. Reportable segment sales margin includes segment revenues net of direct controllable costs. Segment revenues include adjustments to increase revenues that would have been recognized if we had not adjusted certain deferred revenue balances related to acquisitions to their fair values at the time of the acquisition as required by GAAP. Segment costs represent those cost of resources dedicated to each segment, direct sales costs, and allocation of certain operating expenses. Segment costs exclude any allocation of depreciation and amortization related to our acquired intangible assets or restructuring costs.

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our Consolidated Financial Statements. We do not assess or report assets or capital expenditures by reportable segment.

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
August 31, 2012
Revenues	$105.6	$357.7	$175.3	$638.6
Cost of revenues	15.2	62.3	140.5	218.0
Direct sales costs	83.6	—	—	83.6

Sales margin	$6.8	$295.4	$34.8	$337.0

Sales margin %	6.4%	82.6%	19.9%	52.8%

August 31, 2011
Revenues	$100.0	$328.2	$168.8	$597.0
Cost of revenues	16.5	61.8	133.8	212.1
Direct sales costs	77.0	—	—	77.0

Sales margin	$6.5	$266.4	$35.0	$307.9

Sales margin %	6.5%	81.2%	20.7%	51.6%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Three Months Ended August 31,
(in millions)	2012	2011
Reportable segment revenues	$638.6	$597.0
Purchase accounting revenue adjustments (1)	(6.8)	(35.7)

Total revenues	$631.8	$561.3

Reportable segment sales margin	$337.0	$307.9
Other unallocated costs and operating expenses (2)	158.4	183.4
Amortization of intangible assets and depreciation	73.0	76.5
Restructuring	5.5	40.9

Income from operations	100.1	7.1
Total other expense, net	104.0	142.7

Loss before income tax benefit	$(3.9)	$(135.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
August 31, 2012
License fees	$58.6	$33.6	$8.6	$100.8
Product updates and support fees	219.2	106.7	31.2	357.1

Software revenues	277.8	140.3	39.8	457.9
Consulting services and other fees	85.5	69.1	19.3	173.9

Total revenues	$363.3	$209.4	$59.1	$631.8

August 31, 2011
License fees	$51.2	$30.1	$11.6	$92.9
Product updates and support fees	173.1	99.6	28.0	300.7

Software revenues	224.3	129.7	39.6	393.6
Consulting services and other fees	77.5	71.1	19.1	167.7

Total revenues	$301.8	$200.8	$58.7	$561.3

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
August 31, 2012	$39.1	$23.2	$3.6	$65.9
May 31, 2012	$35.2	$24.7	$3.4	$63.3

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended
(in millions)	August 31,
Revenues	2012	2011
United States	$310.8	$270.3
All other countries	321.0	291.0

Total revenues	$631.8	$561.3

Revenues attributable to the United States, our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	August 31,	May 31,
Long-Lived Tangible Assets	2012	2012
United States	$38.4	$34.6
Germany	8.3	8.3
United Kingdom	6.4	6.3
All other countries	12.8	14.1

Total long-lived tangible assets	$65.9	$63.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Parties

During fiscal 2012, we received additional equity investments from Golden Gate Capital and Summit Partners, our two largest investors. In conjunction with the acquisition of Lawson on July 5, 2011, Golden Gate Capital contributed $480.0 million in additional equity to the Company. In addition, in conjunction with the recapitalization of our debt structure on April 5, 2012, investment funds affiliated with Golden Gate Capital and Summit Partners contributed $250.0 million and $300.0 million, respectively, in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan.

On April 5, 2012, we entered into an advisory agreement with Summit Partners, L.P. pursuant to which we retained Summit Partners to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and reasonable out-of-pocket expenses. This advisory agreement is for an initial term of ten years with the annual management fee payable to Summit Partners on a quarterly basis. This advisory agreement is substantially similar to our existing arrangement with Golden Gate Capital. Under the Golden Gate Capital and Summit Partners advisory agreements, the total annual management fee due is currently approximately $7.0 million which is payable to Golden Gate Capital and Summit Partners based on their pro rata ownership percentage of Infor Enterprise as defined in the applicable agreements.

Golden Gate Capital

During the first quarter of fiscal 2013 and 2012, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.4 million and $2.5 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At August 31, 2012, all fees were paid. We capitalized as deferred financing fees $9.9 million during the first quarter of fiscal 2012 for fees and expenses paid to Golden Gate Capital in connection with acquisitions and debt refinancing. In addition, we paid and expensed buyer transaction fees of $5.7 million to Golden Gate Capital in connection with our acquisition of Lawson in the first quarter of fiscal 2012. We did not capitalize or expense any similar fees in the first quarter of fiscal 2013.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.5 million and $0.4 million in the first quarter of fiscal 2013 and 2012, respectively. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.3 million in the first quarter of fiscal 2013 with no similar payments in the first quarter of fiscal 2012.

Summit Partners

During the first quarter of fiscal 2013, we recognized $0.5 million as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at August 31, 2012. We had no sales to, nor did we make any payments to, companies owned by Summit Partners in the current quarter or corresponding prior period.

Due to Affiliate

Infor, through certain of our subsidiaries, had loans outstanding to Lux Bond Co. These loans originated through various financing activities of Infor. These affiliate loans bore interest at a rate of LIBOR plus 8.0% per annum. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. For the first three months of fiscal 2012 we recorded interest expense related to the affiliate loans of $4.9 million with no interest expense recorded in fiscal 2013.

In addition, Infor, through certain of our subsidiaries, had receivables from Lux Bond Co of $26.2 million and $21.4 million as of August 31, 2012, and May 31, 2012, respectively. These receivables arose primarily due to the payments of deferred financing fees related to Lux Bond Co debt by Infor and are included in other assets on our Condensed Consolidated Balance Sheets. We consider these receivables to have future probable economic benefit and that they will be paid in accordance with the underlying affiliate agreements.

17. Supplemental Guarantor Financial Information

The 9.375%, 10.0% and 11.5% senior notes issued by Infor (US), Inc. are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of August 31, 2012 and May 31, 2012, and our Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Comprehensive Income (Loss) and Condensed Consolidating Statements of Cash Flows for our fiscal quarters ended August 31, 2012 and 2011.

Condensed Consolidating Balance Sheets

	August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80.8	$43.9	$216.9	$—	$341.6
Accounts receivable, net	—	74.5	93.1	197.3	—	364.9
Prepaid expenses	—	17.9	44.7	37.2	—	99.8
Income tax receivable	0.4	2.6	6.3	12.1	(0.9)	20.5
Other current assets	—	0.2	1.4	16.7	—	18.3
Deferred tax assets	—	—	4.7	11.5	(4.7)	11.5

Total current assets	0.4	176.0	194.1	491.7	(5.6)	856.6
Property and equipment, net	—	14.5	23.8	27.6	—	65.9
Intangible assets, net	—	598.7	178.4	459.8	—	1,236.9
Goodwill	—	634.0	1,634.3	1,829.7	—	4,098.0
Deferred tax assets	0.2	—	23.0	75.4	(23.2)	75.4
Other assets	—	14.6	22.5	14.1	—	51.2
Deferred financing fees, net	—	133.0	—	—	—	133.0
Affiliate receivable	0.6	4,275.3	218.8	394.3	(4,889.0)	—
Investment in subsidiaries	—	—	753.3	19.5	(772.8)	—

Total assets	$1.2	$5,846.1	$3,048.2	$3,312.1	$(5,690.6)	$6,517.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$11.1	$16.4	$33.6	$—	$61.1
Income taxes payable	1.3	—	0.8	23.8	(0.9)	25.0
Accrued expenses	—	124.7	71.0	179.5	—	375.2
Deferred tax liabilities	—	41.1	—	9.9	(4.7)	46.3
Deferred revenue	—	214.9	283.3	311.6	—	809.8
Current portion of long-term obligations	—	90.8	—	—	—	90.8

Total current liabilities	1.3	482.6	371.5	558.4	(5.6)	1,408.2
Long-term debt	—	5,255.9	—	—	—	5,255.9
Deferred tax liabilities	—	162.5	—	56.7	(23.2)	196.0
Affiliate payable	88.6	100.5	3,317.5	1,382.4	(4,889.0)	—
Other long-term liabilities	—	19.1	53.2	153.3	—	225.6
Losses in excess of investment in subsidiaries	480.0	305.5	—	—	(785.5)	—

Total liabilities	569.9	6,326.1	3,742.2	2,150.8	(5,703.3)	7,085.7
Total stockholders’ equity (deficit)	(568.7)	(480.0)	(694.0)	1,161.3	12.7	(568.7)

Total liabilities and stockholders’ equity	$1.2	$5,846.1	$3,048.2	$3,312.1	$(5,690.6)	$6,517.0

	May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$138.9	$25.5	$220.0	$—	$384.4
Accounts receivable, net	—	87.1	90.0	235.5	—	412.6
Prepaid expenses	—	17.3	44.4	38.4	—	100.1
Income tax receivable	0.4	17.7	6.4	11.5	—	36.0
Other current assets	—	2.0	0.4	18.3	—	20.7
Deferred tax assets	—	—	4.7	11.4	(4.7)	11.4

Total current assets	0.4	263.0	171.4	535.1	(4.7)	965.2
Property and equipment, net	—	17.1	17.5	28.7	—	63.3
Intangible assets, net	—	620.5	196.2	440.6	—	1,257.3
Goodwill	—	611.4	1,634.3	1,765.7	—	4,011.4
Deferred tax assets	0.3	—	35.3	75.3	(35.8)	75.1
Other assets	—	1.4	29.4	13.7	—	44.5
Deferred financing fees, net	—	137.9	0.3	—	—	138.2
Affiliate receivable	0.5	4,218.8	255.6	402.9	(4,877.8)	—
Investment in subsidiaries	—	—	726.0	18.0	(744.0)	—

Total assets	$1.2	$5,870.1	$3,066.0	$3,280.0	$(5,662.3)	$6,555.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$19.5	$3.8	$26.2	$—	$49.5
Income taxes payable	—	—	—	18.7	—	18.7
Accrued expenses	—	119.9	103.8	210.8	—	434.5
Deferred tax liabilities	—	41.1	—	9.4	(4.7)	45.8
Deferred revenue	—	214.1	291.8	346.0	—	851.9
Current portion of long-term obligations	—	90.8	—	—	—	90.8

Total current liabilities	—	485.4	399.4	611.1	(4.7)	1,491.2

Long-term debt	—	5,267.8	—	—	—	5,267.8
Deferred tax liabilities	—	168.6	—	47.0	(35.8)	179.8
Affiliate payable	88.5	108.7	3,290.7	1,389.9	(4,877.8)	—
Other long-term liabilities	—	16.3	47.5	151.5	—	215.3
Losses in excess of investment in subsidiaries	511.8	335.1	—	—	(846.9)	—

Total liabilities	600.3	6,381.9	3,737.6	2,199.5	(5,765.2)	7,154.1
Total stockholders’ equity (deficit)	(599.1)	(511.8)	(671.6)	1,080.5	102.9	(599.1)

Total liabilities and stockholders’ equity	$1.2	$5,870.1	$3,066.0	$3,280.0	$(5,662.3)	$6,555.0

Condensed Consolidating Statements of Operations

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$19.9	$36.3	$44.6	$—	$100.8
Product updates and support fees	—	75.3	128.5	153.3	—	357.1

Software revenues	—	95.2	164.8	197.9	—	457.9
Consulting services and other fees	—	32.0	39.9	102.0	—	173.9

Total revenues	—	127.2	204.7	299.9	—	631.8

Operating expenses:
Cost of license fees	—	1.7	8.9	7.0	—	17.6
Cost of product updates and support fees	—	9.1	23.4	29.8	—	62.3
Cost of consulting services and other fees	—	27.0	32.1	81.0	—	140.1
Sales and marketing	—	14.8	34.5	49.2	—	98.5
Research and development	—	14.7	31.0	37.0	—	82.7
General and administrative	—	8.6	19.5	22.0	—	50.1
Amortization of intangible assets and depreciation	—	25.6	19.8	27.6	—	73.0
Restructuring costs	—	0.7	—	4.8	—	5.5
Acquisition related and other costs	—	(0.7)	2.6	—	—	1.9
Affiliate (income) expense, net	—	15.7	(16.9)	1.2	—	—

Total operating expenses	—	117.2	154.9	259.6	—	531.7

Income from operations	—	10.0	49.8	40.3	—	100.1

Other expense, net:
Interest expense, net	—	107.9	0.3	—	—	108.2
Affiliate interest (income) expense, net	—	(79.0)	59.6	19.4	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	4.4	4.3	(12.9)	—	(4.2)

Total other expense, net	—	33.3	64.2	6.5	—	104.0

Income (loss) before income tax benefit	—	(23.3)	(14.4)	33.8	—	(3.9)
Income tax provision (benefit)	1.3	(6.0)	16.2	17.9	—	29.4
Equity in (earnings) loss of subsidiaries	32.0	14.7	(11.9)	(0.6)	(34.2)	—

Net income (loss)	$(33.3)	$(32.0)	$(18.7)	$16.5	$34.2	$(33.3)

	Three Months Ended August 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$13.2	$33.3	$46.9	$(0.5)	$92.9
Product updates and support fees	—	31.2	126.5	143.0	—	300.7

Software revenues	—	44.4	159.8	189.9	(0.5)	393.6
Consulting services and other fees	—	24.9	43.5	101.0	(1.7)	167.7

Total revenues	—	69.3	203.3	290.9	(2.2)	561.3

Operating expenses:
Cost of license fees	—	1.8	9.6	7.6	(0.5)	18.5
Cost of product updates and support fees	—	6.3	22.8	32.7	—	61.8
Cost of consulting services and other fees	—	15.0	33.2	85.7	(1.0)	132.9
Sales and marketing	—	14.2	29.3	49.4	—	92.9
Research and development	—	8.4	29.3	29.2	—	66.9
General and administrative	—	8.3	16.7	27.1	(0.7)	51.4
Amortization of intangible assets and depreciation	—	19.7	23.1	33.7	—	76.5
Restructuring costs	—	16.7	2.3	21.9	—	40.9
Acquisition related and other costs	—	12.2	—	0.2	—	12.4
Affiliate (income) expense, net	—	10.5	(6.9)	(3.6)	—	—

Total operating expenses	—	113.1	159.4	283.9	(2.2)	554.2

Income (loss) from operations	—	(43.8)	43.9	7.0	—	7.1

Other expense, net:
Interest expense, net	0.7	33.3	52.2	30.8	—	117.0
Affiliate interest (income) expense, net	—	—	3.5	(3.5)	—	—
Loss on extinguishment of debt	2.9	—	2.8	3.0	—	8.7
Other (income) expense, net	—	(0.4)	(0.1)	17.5	—	17.0

Total other expense, net	3.6	32.9	58.4	47.8	—	142.7

Loss before income tax benefit	(3.6)	(76.7)	(14.5)	(40.8)	—	(135.6)
Income tax provision (benefit)	(1.5)	(31.1)	(7.7)	3.6	—	(36.7)
Equity in (earnings) loss of subsidiaries	96.8	51.2	(10.2)	(0.7)	(137.1)	—

Net income (loss)	$(98.9)	$(96.8)	$3.4	$(43.7)	$(137.1)	$(98.9)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(33.3)	$(32.0)	$(18.7)	$16.5	$34.2	$(33.3)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	62.7	—	62.7
Defined benefit plan funding status, net of tax	—	—	—	(0.3)	—	(0.3)

Total other comprehensive income (loss)	—	—	—	62.4	—	62.4

Comprehensive income (loss)	$(33.3)	$(32.0)	$(18.7)	$78.9	$34.2	$29.1

	Three Months Ended August 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(98.9)	$(96.8)	$3.4	$(43.7)	$137.1	$(98.9)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	4.1	—	4.1
Defined benefit plan funding status, net of tax	—	—	—	—	—	—

Total other comprehensive income (loss)	—	—	—	4.1	—	4.1

Comprehensive income (loss)	$(98.9)	$(96.8)	$3.4	$(39.6)	$137.1	$(94.8)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided (used in) by operating activities	$—	$(34.6)	$27.0	$31.0	$—	$23.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(39.6)	—	(39.6)
Change in restricted cash	—	—	—	0.4	—	0.4
Purchases of property, equipment and software	—	(0.8)	(8.5)	(1.0)	—	(10.3)

Net cash used in investing activities	—	(0.8)	(8.5)	(40.2)	—	(49.5)

Cash flows from financing activities:
Proceeds from issuance of stock	—	—	—	—	—	—
Payments on capital lease obligations	—	—	(0.1)	(0.1)	—	(0.2)
Proceeds from issuance of debt	—	—	—	—	—	—
Payments on long-term debt	—	(22.7)	—	—	—	(22.7)
(Payments) proceeds from affiliate within group	—	—	—	—	—	—
Deferred financing fees	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(22.7)	(0.1)	(0.1)	—	(22.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	—	(58.1)	18.4	(3.1)	—	(42.8)
Cash and cash equivalents at the beginning of the period	—	138.9	25.5	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$80.8	$43.9	$216.9	$—	$341.6

	Three Months Ended August 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided (used in) by operating activities	$—	$(81.9)	$5.9	$(24.9)	$—	$(100.9)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,482.2)	—	—	—	—	(1,482.2)
Change in restricted cash	—	0.2	(0.1)	(0.7)	—	(0.6)
Purchases of property, equipment and software	—	(0.5)	(1.7)	(1.4)	—	(3.6)

Net cash used in investing activities	(1,482.2)	(0.3)	(1.8)	(2.1)	—	(1,486.4)

Cash flows from financing activities:
Proceeds from issuance of stock	480.0	—	—	—	—	480.0
Payments on capital lease obligations	—	—	(0.1)	—	—	(0.1)
Proceeds from issuance of debt	—	1,563.8	380.0	120.0	—	2,063.8
Payments on long-term debt	(55.5)	(254.9)	(373.7)	(142.5)	—	(826.6)
(Payments) proceeds from affiliate within group	1,057.7	(1,081.4)	—	23.7	—	—
Deferred financing fees	—	(55.2)	(21.7)	(6.1)	—	(83.0)

Net cash provided by (used in) financing activities	1,482.2	172.3	(15.5)	(4.9)	—	1,634.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	—	90.1	(11.4)	(33.1)	—	45.6
Cash and cash equivalents at the beginning of the period	—	2.3	33.9	300.8	—	337.0

Cash and cash equivalents at the end of the period	$—	$92.4	$22.5	$267.7	$—	$382.6

18. Subsequent Events

Refinancing Amendment

Subsequent to quarter end, on September 27, 2012, we entered into the Refinancing Amendment No. 1 (the Amendment) to our credit agreement dated as of April 5, 2012 (the Credit Agreement), with Bank of America, N.A., as administrative agent, and certain other lenders. The Amendment provides for the refinancing of all of our Tranche B Term Loan with a new $2,793.0 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based, at our option, on a LIBOR rate, plus a margin of 4.0% per annum, with a LIBOR floor of 1.25%, or an alternate base rate, plus a margin. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of the assets of Infor, Infor (US), Inc. and the Guarantor Subsidiaries.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended August 31, 2012, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2012, which are included in the Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012, and related notes thereto

Basis of Financial Statement Presentation

The predecessor to Infor Global Solutions Intermediate Holdings Limited (IGS Intermediate Holdings) was formed in 2002 with the acquisition of certain assets of Systems & Computer Technology Corporation and completed through a series of subsequent acquisitions. On June 7, 2006, IGS Intermediate Holdings was formed as a Cayman Islands exempted company. The majority of IGS Intermediate Holdings’ stock is indirectly owned by Golden Gate Capital. IGS Intermediate Holdings operates through a variety of direct and indirect wholly owned subsidiaries throughout the world.

Infor, Inc. was formed on June 8, 2009, as Steel Holdings, Inc. (Steel Holdings, now known as Infor, Inc.) by Golden Gate Capital. Steel Holdings acquired SoftBrands, Inc. (SoftBrands) on August 13, 2009. Steel Holdings changed its name to GGC Software Holdings, Inc. (GGC Holdings, now known as Infor, Inc.) on April 25, 2011. GGC Holdings acquired Lawson Software, Inc. (Lawson) on July 5, 2011. Both SoftBrands and Lawson were publicly traded companies. We have maintained the SoftBrands and Lawson brands.

On April 5, 2012, we completed the combination of GGC Holdings and its subsidiaries with the operating subsidiaries of IGS Intermediate Holdings (such subsidiaries prior to the combination defined here as Infor Global Solutions) and the operations of these entities were merged together under GGC Holdings (the Infor Combination). Both Infor Global Solutions and GGC Holdings were under common control of Golden Gate Capital, and accordingly the financial statements contained herein are presented on a consolidated basis as if Infor Global Solutions and GGC Holdings were combined from the date of inception of common control. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control. On April 26, 2012, we formally changed the name of GGC Software Holdings, Inc. to Infor, Inc. In addition, subsequent to year end, we changed the name of Lawson Software, Inc. to Infor (US), Inc. Transactions between Infor, Inc. and its subsidiaries, including subsidiaries obtained through the combining of GGC Holdings and Infor Global Solutions, have been eliminated for presentation.

Hereafter, any reference to we, our, us or the Company refers to the combined company and the consolidated financial statements thereof presented under common control.

Management Overview

General

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We develop, market, distribute and service enterprise software applications that help organizations manage their businesses. We deliver integrated enterprise business solutions including customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning (ERP), financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, man supplier relationship management and supply chain management (SCM), including business specific inventory management, transportation logistics, manufacturing and warehouse management software. Infor also offers software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our solutions help automate and integrate critical business processes which enable our customers to better manage their suppliers, partners, customers and employees.

We specialize in and target specific industries (or verticals), and have industry-specific business units that leverage our industry-oriented products and teams. We provide industry-specific ERP software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products & retail and hospitality industries. Our industry-specific approach distinguishes us from larger competing ERP vendors, whose primary focus is on less specialized software programs that take more time and cost to tailor to our target customers’ specific needs. Augmenting our vertical-specific applications, we have leading horizontal software applications, including our CRM, EAM, HCM, SCM and financial application suites, which, through our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across verticals.

We generate revenue primarily by licensing software, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our maintenance and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have over 12,400 employees worldwide and have offices in 38 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first quarter of fiscal 2013, our Americas, EMEA and APAC regions generated approximately 57.5%, 33.1% and 9.4% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grow our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, for additional information related to our recent acquisitions.

We believe we can fund our pending and future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations or additional borrowings. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Fiscal 2013 Acquisitions

In the first quarter of fiscal 2013, we made two acquisitions for an aggregate purchase price of $39.6 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Acquisition of Lawson

On July 5, 2011, GGC Holdings (now known as Infor, Inc.) purchased 100% of the outstanding voting shares of Lawson Software, Inc., a publicly traded company located in St. Paul, MN, for approximately $1,958.2 million. Under the terms of the merger agreement, stockholders of Lawson received $11.25 per share in cash. We financed the merger, refinanced certain existing debt of Infor, and paid related fees and expenses through a combination of cash, new debt and bonds. Operating results of Lawson have been included in our results of operations since the acquisition date.

Other Acquisitions – Fiscal 2012

During fiscal 2012 we completed four additional acquisitions for an aggregate purchase price of $29.3 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Financing Activities

In the fourth quarter of fiscal 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux Bond Co PIK Term Loan. Additionally, $344.0 million owed to Lux Bond Co by Infor was forgiven and contributed as capital. We also successfully refinanced our debt structure by entering into a new credit agreement under which we borrowed $3,170.0 million in U.S. Dollar-denominated term loans and €250.0 million Euro-denominated term loans. In addition we issued $1,015.0 million in U.S. Dollar-denominated 9.375% senior notes and €250.0 million Euro-denominated 10.0% senior notes. We used the net proceeds from the issuance of these notes, borrowings under our new credit facilities, and the additional equity investments to repay certain of our existing debt balances, pay related fees and expenses and for general corporate purposes.

In the first quarter of fiscal 2012, concurrent with the consummation of the Lawson transaction, Lawson and SoftBrands entered into new senior secured credit facilities under which Lawson and SoftBrands borrowed $1,040.0 million aggregate principal Term Loan and issued $560.0 million in aggregate principal amount of 11.5% Infor Senior Notes. Proceeds from the new debt and notes were used to fund the purchase of Lawson, to pay fees and expenses incurred in connection with the merger, and to repay the previously existing debt as well as the Lawson senior convertible notes assumed with the acquisition. With the Lawson transaction, we also assumed the liability relating to Lawson’s senior convertible notes totaling $253.8 million. All of these notes were surrendered for purchase in the first quarter of fiscal 2012 or settled upon maturity during the fourth quarter of fiscal 2012. With the refinancing of our debt structure in the fourth quarter of fiscal 2012, the remaining balance of the $1,040.0 million term Loan was repaid.

In the first quarter of fiscal 2012, certain of the Infor Global Solutions subsidiaries entered into a refinancing amendment with respect to the Infor Global Solutions Original First Lien Term Loan. The primary objective of the Infor Global Solutions refinancing amendment was to extend the maturity date of the Infor Global Solutions Original First Lien Term Loan. Under the terms of the refinancing amendment, Infor Global Solutions refinanced $500.0 million, paid off $446.8 million of the Infor Global Solutions Original First Lien Term Loan and received $24.6 million in cash, net of transaction costs of $28.6 million. The remaining balance of the Infor Global Solutions Original First Lien Term Loan was also repaid in conjunction with our fourth quarter fiscal 2012 refinancing.

See, Liquidity and Capital Resources – Long-Term Debt, below for further discussion of these financing activities.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with U.S. GAAP, we present certain non-GAAP financial measures as well. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP measures include non-GAAP revenues, non-GAAP income from operations and non-GAAP operating margin. See, Non-GAAP Financial Measure Reconciliations, below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding GAAP measures.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, particularly the Euro and British Pound. Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. Downward fluctuations in the value of the U.S. Dollar compared to a foreign currency generally have the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, strengthening in the U.S. Dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar. In addition, we have certain intercompany transfer pricing transactions, intercompany loans and other intercompany transactions that are not considered permanent in nature. Fluctuations in applicable foreign currency exchange rates on these intercompany balances may impact our results of operations.

For the first quarter of fiscal 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 13.5% and 3.9%, respectively, as compared to the average exchange rates for first quarter of fiscal 2012.

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period using constant currency disclosure. To present this information, the most current period results for our entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect in the prior comparable period) rather than the actual exchange rates in effect during the respective periods. In each of the tables below, we present the percent change based on actual results in reported currency and in constant currency.

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages) Three Months Ended August 31, 2012 vs. 2011	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
License fees	$(4.0)	$11.9	$7.9	(4.3)%	12.8%	8.5%
Product updates and support fees	(14.7)	71.1	56.4	(4.8)	23.6	18.8

Software revenues	(18.7)	83.0	64.3	(4.8)	21.1	16.3
Consulting services and other fees	(11.3)	17.5	6.2	(6.7)	10.4	3.7

Total revenues	$(30.0)	$100.5	$70.5	(5.3)%	17.9%	12.6%

Total operating expenses	$(27.7)	$5.2	$(22.5)	(5.0)%	0.9%	(4.1)%

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP which requires us to make certain estimates, judgments and assumptions. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that the estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•	Revenue Recognition;

•	Business Combinations;

•	Restructuring;

•	Valuation of Accounts Receivable;

•	Valuation of Goodwill and Intangible Assets;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Contingencies – Litigation Reserves; and

•	Stock-Based Compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2013 other than those discussed in Note 2, Summary of Significant Accounting Policies.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency
Revenues:
License fees	$100.8	$92.9	8.5%	12.8%
Product updates and support fees	357.1	300.7	18.8	23.6

Software revenues	457.9	393.6	16.3	21.1
Consulting services and other fees	173.9	167.7	3.7	10.4

Total revenues	631.8	561.3	12.6	17.9

Operating expenses:
Cost of license fees	17.6	18.5	(4.9)	(0.5)
Cost of product updates and support fees	62.3	61.8	0.8	6.0
Cost of consulting services and other fees	140.1	132.9	5.4	12.4
Sales and marketing	98.5	92.9	6.0	11.5
Research and development	82.7	66.9	23.6	29.1
General and administrative	50.1	51.4	(2.5)	1.6
Amortization of intangible assets and depreciation	73.0	76.5	(4.6)	(0.9)
Restructuring costs	5.5	40.9	(86.6)	(84.8)
Acquisition related and other costs	1.9	12.4	(84.7)	(84.7)

Total operating expenses	531.7	554.2	(4.1)	0.9

Income from operations	100.1	7.1	NM	NM

Interest expense, net	108.2	117.0	(7.5)	(7.5)
Loss on extinguishment of debt	—	8.7	NM	NM
Other (income) expense, net	(4.2)	17.0	NM	NM

Loss before income tax	(3.9)	(135.6)	(97.1)	(99.6)
Income tax provision (benefit)	29.4	(36.7)	NM	NM

Net loss	$(33.3)	$(98.9)	(66.3)%	(69.6)%

*	NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended August 31, 2012 and 2011 should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenue

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency
Revenues:
License fees	$100.8	$92.9	8.5%	12.8%
Product updates and support fees	357.1	300.7	18.8	23.6

Software revenues	457.9	393.6	16.3	21.1
Consulting services and other fees	173.9	167.7	3.7	10.4

Total revenues	$631.8	$561.3	12.6%	17.9%

Total Revenues. We generate revenues from licensing software, providing product updates and support related to our licensed products and providing consulting services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, product updates and support and consulting services are sold to our customers. As our product updates and support and consulting services are primarily attributable to our licensed products, growth in our product updates and support and consulting services is generally tied to the level of our license contracting activity.

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2012, for a more complete description of our revenue recognition policy.

Total revenues increased by 17.9% in the first three months of fiscal 2013 compared to the similar period of fiscal 2012, excluding the unfavorable foreign currency impact of 5.3%. On a constant currency basis, the increase was due to broad growth of software licenses, including increased SaaS revenues, significant growth in our product updates and support fees and growth in the volume of our consulting services and other fees. Our results were positively impacted by our acquisitions, particularly the impact of Lawson’s business in the first quarter of fiscal 2012. The results of Lawson have been included in our results for the full quarter in fiscal 2013 compared to approximately two months in the first quarter of fiscal 2012.

License Fees. Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License fees also include revenues related to our SaaS offerings.

First quarter license fees revenues increased by 12.8%, excluding a 4.3% unfavorable foreign currency rate impact, compared to the first quarter last year. At constant currency, the increase was due to additional revenues of 10.5% related to increased SaaS revenues (which contributed 7.1%) and a decrease in the purchase accounting revenue adjustments related to license fees in the current quarter compared to the similar period last year primarily as a result of our acquisition of Lawson in the first quarter of fiscal 2013 (which contributed 3.4%). The remaining increase in license fees revenues was a result of an increase in the average size of transactions in the current quarter compared to the similar quarter last year.

Product Updates and Support Fees. Our product updates and support fees revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. Product updates and support revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Product updates and support fees increased by 23.6%, excluding the unfavorable foreign currency impact of 4.8%, in the current quarter compared to the first quarter last year. At constant currency, the increase was primarily the result of the inclusion of a full quarter of results related to the acquisition of Lawson compared to two months of activity in the similar quarter last year. Lawson contributed approximately 23.4% of the overall increase, including a decrease in the purchase accounting revenue adjustments related to product updates and support fees in the current quarter compared to the similar period last year. The remaining increase was largely attributable to increases in revenues related to new maintenance pull-through from new license transactions.

Consulting Services and Other Fees. Our consulting services and other fees revenues consist primarily of software-related services, including systems implementation and integration services, consulting, custom modification, hardware education, hosting services, application managed services and education and training services for customers who have licensed our products. Consulting services and other fees revenues also includes revenues related to hardware systems products.

Consulting services and other fees increased by 10.4%, excluding the unfavorable foreign currency impact of 6.7% in the current quarter compared to the first quarter last year. At constant currency, consulting services and other fees increased primarily as a result of the acquisition of Lawson, which contributed an increase of 11.3%. Excluding the impact of Lawson, our consulting services and other fees revenues were down slightly quarter-over-quarter.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $835.2 million at August 31, 2012, compared to $870.6 million at May 31, 2012.

The following table sets forth the components of deferred revenue:

(in millions)	August 31, 2012	May 31, 2012
License fees	$38.9	$29.5
Product updates and support fees	718.0	766.1
Consulting services and other fees	78.3	75.0

Total deferred revenue	835.2	870.6
Less: current portion	809.8	851.9

Deferred revenue - non-current	$25.4	$18.7

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency
Operating expenses:
Cost of license fees	$17.6	$18.5	(4.9)%	(0.5)%
Cost of product updates and support fees	62.3	61.8	0.8	6.0
Cost of consulting services and other fees	140.1	132.9	5.4	12.4
Sales and marketing	98.5	92.9	6.0	11.5
Research and development	82.7	66.9	23.6	29.1
General and administrative	50.1	51.4	(2.5)	1.6
Amortization of intangible assets and depreciation	73.0	76.5	(4.6)	(0.9)
Restructuring costs	5.5	40.9	(86.6)	(84.8)
Acquisition related and other costs	1.9	12.4	(84.7)	(84.7)

Total operating expenses	$531.7	$554.2	(4.1)%	0.9%

Cost of License Fees. Cost of license fees includes royalties to third-parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also resell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of license fees is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, license fees gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

Cost of license fees decreased by 0.5%, excluding the favorable foreign currency impact of 4.4%, in the current quarter compared to the first quarter of fiscal 2012.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 6.0%, excluding the favorable foreign currency impact of 5.2%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to our acquisition of Lawson, which contributed 8.9% of the total increase, as well as an increase in our channel partner commissions. These increases were somewhat offset by decreases in non-Lawson related costs primarily due to a reduction in employee-related support costs.

Cost of Consulting Services and Other Fees. Cost of consulting services and other fees includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing our customers systems implementation and integration services, consulting, custom modification, hardware education, hosting services, application managed services and education and training services. Cost of consulting services and other fees also includes costs associated with our hardware business.

Cost of consulting services and other fees increased by 12.4%, excluding the favorable foreign currency impact of 7.0%, in the current quarter compared to the corresponding prior period. At constant currency, cost consulting services and other fees increased primarily as a result of the acquisition of Lawson, which contributed an increase of 14.6%. Excluding the impact of Lawson, our cost of consulting services and other fees revenues were down 2.3% quarter-over-quarter, in-line with the decrease in non-Lawson consulting services and other fees revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 11.5%, excluding the favorable foreign currency impact of 5.5%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses increased approximately 11.0% primarily as a result increased employee-related sales costs due to a net 112 increase in headcount in our sales organization over the past year. In addition, the inclusion of Lawson for the full first quarter of fiscal 2013 also contributed to the increase.

Research and Development. Research and development expenses consist primarily of personnel related expenditures.

Research and development expense increased by 29.1%, excluding the favorable foreign currency impact of 5.5%, in the current quarter compared to the first quarter last year. On a constant currency basis, research and development expenses increased approximately 23.8% primarily as a result of higher employee-related costs due to a net increase of 309 in our developer headcount in the first quarter of fiscal 2013 as compared to last year as we have made significant investment in our development capacity. The remaining increase related primarily to increased consulting costs, increased overhead allocations based on higher headcount and the inclusion of Lawson for the full first quarter of fiscal 2013.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 1.6%, excluding the favorable foreign currency impact of 4.1%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses increased primarily as a result of an increase in our consulting expenses due to higher legal costs related to certain patent litigation matters.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 0.9%, excluding the favorable impact of foreign currency of 3.7%, in the current quarter compared to the first quarter last year. This decrease was primarily a result of certain intangible assets being fully amortized in fiscal 2012 with no corresponding amortization recorded in the first quarter of fiscal 2013. The decrease was somewhat offset by the increase in intangible asset amortization related to the inclusion of Lawson for the full first quarter of fiscal 2013.

Restructuring. We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges represent severance associated with redundant positions and costs related to redundant office locations. See Note 10, Restructuring Charges.

We recorded restructuring charges of $5.5 million in the current quarter compared to restructuring charges of $40.9 million in the first quarter last year. The current restructuring charges were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions. The restructuring charges recorded in the first quarter last year were primarily for employee severance costs related to our acquisition of Lawson.

Acquisition Related and Other Costs. Acquisition related and other costs include transaction and integration costs related to our acquisitions primarily professional services fees and certain employee costs related to transitional and certain other employees. Acquisition related and other costs also include certain costs incurred in financing our acquisitions and reorganizing our operations.

First quarter fiscal 2013 acquisition related and other costs of $1.9 million decreased by approximately $10.5 million compared to $12.4 million in the first quarter last year. Current costs include costs related to our acquisition and reorganization financing activities, acquisition transaction costs and integration costs related to the combination of Infor’s operating entities. First quarter of fiscal 2012 costs were primarily related to our acquisition of Lawson, the integration of Lawson’s operations into Infor and cost incurred for related financing activities.

Non-Operating Income and Expenses

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency
Interest expense, net	$108.2	$117.0	(7.5)%	(7.5)%
Loss on extinguishment of debt	—	8.7	NM	NM
Other (income) expense, net	(4.2)	17.0	NM	NM

Total non-operating expenses	$104.0	$142.7	(27.1)%	(27.9)%

*	NM — Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash, marketable securities, and other investments.

Interest expense, net decreased by $8.8 million, or 7.5% to $108.2 million in the current quarter compared to $117.0 million in the corresponding prior period. The decrease in interest expense was primarily due to a decrease in outstanding debt balances as a result of the recapitalization of our debt structure in the fourth quarter of last year.

Loss on Extinguishment of Debt. The $8.7 million loss on extinguishment of debt recorded in the first quarter of fiscal 2012 represented the net book value of deferred financing fees and the remaining debt discount written off in the three month period ended August 31, 2011, in connection with our debt transactions during the period. There was no similar debt extinguishment in the first quarter of fiscal 2013.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $4.2 million in the current quarter compared to $17.0 million net expense in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency.

Income Tax Provision (Benefit)

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual		Constant Currency
Income tax provision (benefit)	$29.4	$(36.7)	NM	%	NM	%
Effective income tax rate	(753.8)%	27.1%

*	NM — Percentage not meaningful

Our quarterly income tax expense or benefit is measured using an estimated annual effective tax rate for the period. We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-

date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs.

The change in the effective tax rate for the three months ended August 31, 2012, compared to the similar periods last year was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j) and a tax law change in Australia. The items accounting for the difference between income taxes computed at the statutory rate and the expense from income taxes primarily relate to a valuation allowance for nondeductible interest expense under IRC Section 163(j), tax law changes in Australia, the United Kingdom and Canada, losses not providing benefits, nondeductible expenses, foreign withholding taxes, differences in foreign statutory rates, state income taxes and unrecognized tax benefits.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income and operating margin provide meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets, to serve as a measurement for incentive compensation awards and to manage expenditures. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to users because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required and/or permitted by our lenders in our reporting to them.

The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. These non-GAAP results should not be regarded as a substitute for corresponding GAAP measures but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP results provided for each period presented below.

Non-GAAP Revenues

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency
GAAP revenues	$631.8	$561.3	12.6%	17.9%
Non-GAAP revenue adjustments:
Purchase accounting impact on license fees	4.8	7.1
Purchase accounting impact on product updates and support fees	0.6	27.5
Purchase accounting impact on consulting services and other fees	1.4	1.1

Total non-GAAP revenue adjustments	6.8	35.7

Non-GAAP revenues	$638.6	$597.0	7.0%	12.0%

Non-GAAP Income from Operations

	Three Months Ended August 31,		Quarterly Change Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual		Constant Currency
GAAP income from operations	$100.1	$7.1	NM	%	NM	%
GAAP operating margin	15.8%	1.3%
Non-GAAP revenue adjustments	6.8	35.7
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	(0.4)	(1.0)
Amortization	66.1	68.0
Stock-based compensation	1.3	0.1
Acquisition transaction and integration costs	1.9	12.4
Restructuring costs	5.5	40.9

Total non-GAAP costs and operating expense adjustments	74.4	120.4

Non-GAAP income from operations	$181.3	$163.2	11.1%		13.7%

Non-GAAP operating margin	28.4%	27.3%

*	NM — Percentage not meaningful

The non-GAAP adjustments we make to our reported GAAP results are primarily related to purchase accounting and other acquisition matters, significant non-cash accounting charges and restructuring charges. Our primary non-GAAP reconciling items are as follows:

Purchase Accounting Impact on Revenue. Our non-GAAP financial results include pro forma adjustments to increase license fees, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for license fees, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our license fees, product updates and support fees, and consulting services and other fees. We believe the inclusion of the pro forma revenue adjustment provides users a helpful alternative view of our operations.

Amortization of Intangibles. We have excluded amortization of acquisition-related intangible assets including purchased technology and customer relationships from our non-GAAP results. The fair value of the intangible assets, which was allocated to these assets through purchase accounting, is amortized using accelerated or straight-line methods which approximate the proportion of future cash flows estimated to be generated each period over the estimated useful lives of the applicable assets. While these non-cash amortization charges are recurring in nature and the underlying assets benefit our operations, this amortization expense can fluctuate significantly based on the nature, timing and size of our past acquisitions and may be affected by future acquisitions. This makes comparisons of our current and historic operating performance difficult. Therefore, we exclude such expenses when analyzing the results of our operations including those of acquired entities. We believe that the exclusion of the amortization expense of acquired intangible assets provides users helpful information facilitating comparison of our results period-over-period and with other companies in the software industry as they each have their own acquisition histories and related non-GAAP adjustments.

Stock-Based Compensation. Expenses related to stock-based compensation have been excluded from our non-GAAP results of operations. These charges consist of the estimated fair value of stock-based awards. While the charges for stock-based compensation are of a recurring nature, as we grant stock-based awards to attract and retain quality employees and as an incentive to help achieve financial and other corporate goals, we exclude them from our results of operations in assessing our operating performance. These charges are typically non-cash and are often the result of complex calculations using an option pricing model that estimates stock-based awards’ fair value based on factors such as volatility and risk-free interest rates that are beyond our control. As such, we do not include such charges in our operating plans that we use to manage our business. In addition, we believe the exclusion of these charges facilitates comparisons of our operating results with those of our competitors who may have different policies regarding the use of stock-based awards.

Acquisition Transaction and Integration Costs. We have incurred various transaction and integration costs related to our acquisitions. The costs of acquiring and integrating the operations of acquired businesses are incremental to our historical costs and are charged to our GAAP results of operations in the periods incurred. We do not consider these costs in our assessment of our operating performance. While these costs are not recurring with respect to our past acquisitions, we may incur similar costs in the future if we pursue other acquisitions. These costs are primarily reflected in acquisition related and other costs in our Consolidated Statements of Operations. We believe that the exclusion of the non-recurring acquisition transaction and integration costs provides users a useful alternative view of our results of operations and facilitates comparisons of our results period-over-period.

Restructuring. We have recorded various restructuring charges related to actions taken to reduce our cost structure to enhance operating effectiveness, improve profitability and to eliminate certain redundancies in connection with acquisitions. These restructuring activities impacted different functional areas of our operations in different locations and were undertaken to meet specific business objectives in light of the facts and circumstances at the time of each restructuring event. These charges include costs related to severance and other termination benefits as well as costs to exit leased facilities. These restructuring charges are excluded from management’s assessment of our operating performance. We believe that the exclusion of the restructuring charges provides users an alternative view of the cost structure of our operations and facilitates comparisons with the results of other periods that may not reflect such charges or may reflect different levels of such charges.

Liquidity and Capital Resources

Cash Flows and Capital Resources

(in millions, except percentages)	Three Months Ended August 31,
Cash Flows	2012	2011	Change
Cash provided by (used in):
Operating activities	$23.4	$(100.9)	NM	%
Investing activities	(49.5)	(1,486.4)	(96.7)
Financing activities	(22.9)	1,634.1	NM
Effect of exchange rate changes on cash and cash equivalents	6.2	(1.2)	NM

Net change in cash and cash equivalents	$(42.8)	$45.6	NM	%

*	NM - Percentage not meaningful

(in millions, except percentages) Capital Resources	August 31, 2012	May 31, 2012	Change
Working capital deficit	$(551.6)	$(526.0)	4.9%
Cash and cash equivalents	$341.6	$384.4	(11.1)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel related expenditures. We also make cash payments related to taxes and leased facilities. During fiscal 2012 our investing and financing activities were also significantly impacted by our acquisitions, primarily of Lawson, and the recapitalization of our debt structure and the corresponding financing and refinancing of portions of our debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources. See Note 3, Acquisitions.

In the first quarter of fiscal 2013 we completed two acquisitions for an aggregate purchase price of $39.6 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

On July 5, 2011, we purchased 100% of the outstanding voting shares of Lawson for a total cost in cash of $1,482.2 million, net of cash acquired.

We also completed four additional acquisitions in fiscal 2012 for a total cash purchase price of $29.3 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from our customers, for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2012, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for the remainder of fiscal 2013 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended August 31, 2012, was $23.4 million. Net loss from operations plus non-cash items provided $55.9 million in cash. Changes in operating assets and liabilities used cash of $32.5 million, primarily from a $56.6 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to a payment of fiscal year end incentives. Another significant use of cash was a $52.7 million decrease in deferred revenue, primarily due to the timing of maintenance renewals. A significant portion of our U.S. maintenance renews on May 31. These uses of cash were partially offset by a $54.7 million decrease in accounts receivable, net and $23.6 million related to our income tax receivable/payable.

Net cash used in operating activities for the three-month period ended August 31, 2011, was $100.9 million. Net loss from operations plus non-cash items used $22.3 million in cash. Changes in operating assets and liabilities used $78.6 million, primarily due to a $72.6 million decrease in deferred revenue and a $66.4 million decrease in accounts payable, accrued expenses and other liabilities. These uses of cash were somewhat offset by a $59.9 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $49.5 million in the three-month period ended August 31, 2012. The primary use of cash was $39.6 million net cash used for our acquisitions.

Net cash used in investing activities was $1,486.4 million in the three-month period ended August 31, 2011. The primary use of cash was $1,482.2 million net cash used for our acquisition of Lawson.

Cash Flows from Financing Activities

Net cash used in financing activities was $22.9 million in the three-month period ended August 31, 2012. The primary use of cash was $22.7 million in debt repayments.

Net cash provided by financing activities was $1,634.1 million in the three-month period ended August 31, 2011. The primary sources of cash were $2,063.8 million from the issuance of debt, predominantly related to debt incurred to facilitate the purchase of Lawson, and $480.0 million from equity transactions. These sources of cash were somewhat offset by primarily $826.6 million in debt repayments.

Effect of Exchange Rate Changes

For the three months ended August 31, 2012, changes in foreign currency exchange rates resulted in a $6.2 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $1.2 million during the three months ended August 31, 2011.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $551.6 million at August 31, 2012, compared to $526.0 million at May 31, 2012. At August 31, 2012, our cash decreased by $42.8 million compared to the balance at May 31, 2012. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of fiscal 2013, the most significant changes in our current assets, other than cash, included a decrease in our accounts receivable, net, of $47.7 million. During the first three months of fiscal 2013 the most significant changes in our current liabilities included a decrease in accrued expenses of $59.3 million and a decrease in our deferred revenue of $42.1 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due the timing of maintenance and support subscription renewals.

Cash and Cash Equivalents

As of August 31, 2012, we had $341.6 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of August 31, 2012, $124.7 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $216.9 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	August 31, 2012		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$2,763.1	6.250%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	385.0	5.750%	400.0	5.750%
Infor first lien Euro Term due April 5, 2018	313.6	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	314.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(4.4)		(4.6)

Total long-term debt	5,346.7		5,358.6
Less: current portion	90.8		90.8

Total long-term debt - non-current	$5,255.9		$5,267.8

As of August 31, 2012, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan. Additionally, $344.0 million owed to Lux Bond Co. by Infor. was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The Form S-4 became effective on September 6, 2012, subsequent to quarter end. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% Senior Notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% Senior Notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $5.8 million of letters of credit have reduced the amount available under the Revolver to $144.2 million. Pursuant to the credit agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in the case of certain situations.

The credit facilities are guaranteed by Infor and certain of our domestic subsidiaries, and are secured by liens on substantially all of the assets of Infor, Lawson and the other guarantors. Under the credit agreement we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendment

Subsequent to quarter end, on September 27, 2012, we entered into the Refinancing Amendment No. 1 to our credit agreement dated as of April 5, 2012, which refinanced the outstanding balance of our Tranche B Term Loan with a new $2,793.0 million Tranche B-2 Term Loan. See Note 18, Subsequent Events – Refinancing Amendment.

Senior Notes

Our Senior Notes bear interest at the applicable rates per annum which is payable semi-annually in cash in arrears. The Senior Notes are general unsecured obligations of Infor and are guaranteed by Infor and certain of our wholly owned domestic subsidiaries. Under the indentures governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

Restricted Cash

We had approximately $9.2 million of restricted cash as of August 31, 2012, of which approximately $4.4 million and $4.8 million have been reflected in other current assets and other assets, respectively, on our Condensed Consolidated Balance Sheets. The restricted cash balance relates primarily to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of May 31, 2012, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Balance sheet contractual obligations:
Total outstanding debt (gross, excluding debt discount)	$5,363.2	$90.8	$201.6	$261.5	$4,809.3
Interest on long-term debt	2,490.8	404.0	800.4	775.1	511.3
Capital leases	5.6	2.0	3.4	0.2	—

Total balance sheet contractual obligations	7,859.6	496.8	1,005.4	1,036.8	5,320.6

Other contractual obligations:
Operating leases	189.7	54.1	77.2	36.7	21.7
Purchase obligations	20.5	12.2	7.1	0.9	0.3

Total other contractual obligations	210.2	66.3	84.3	37.6	22.0

Total contractual obligations	$8,069.8	$563.1	$1,089.7	$1,074.4	$5,342.6

Total contractual obligations at May 31, 2012, were $8,069.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended August 31, 2012. At August 31, 2012, we had recorded a liability for uncertain tax positions of $196.1 million. Over the next 12 months, we expect that approximately $18.1 million of unrecognized tax benefits will reverse, primarily due to the expiration of statutes of limitation in the various jurisdictions. See Note 12, Income Taxes.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are stated. Significant changes in these currencies, especially the Euro and British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. We currently do not pursue hedging strategies to mitigate foreign currency exposure.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are stated. Accordingly, we face exposure to adverse movements in foreign currency exchange rates relative to the U.S. Dollar which could materially impact our revenue, operating results and financial position. Our international operations are, for the most part, naturally hedged against exchange rate fluctuations since the majority of revenues and expenses of each foreign affiliate are denominated in the same currency. Therefore, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risks of significant potential losses remain minimal. Certain transaction gains and losses are generated from inter-company balances that are not considered to be long-term in nature that will be settled between subsidiaries. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar.

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 50.8% and 51.9% of our total revenues for the first three months of fiscal 2013 and 2012, respectively. International cost of revenues and operating expenses accounted for 49.5% and 51.9% of our total cost of revenues and operating expenses for the first three months of fiscal 2013 and 2012, respectively.

As of August 31, 2012, and May 31, 2012, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.3% and 5.7%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.7% and 1.3% as of August 31, 2012, and May 31, 2012, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.1% and 1.6% as of August 31 and May 31, 2012, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of August 31, 2012, and May 31, 2012, we had $5,346.7 million and $5,358.6 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at August 31, 2012, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.25% or 2.25%. On August 31, 2012, the three-month LIBOR and EURIBOR rates were 0.42% and 0.28%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the August 31, 2012, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Legal, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

A detailed discussion of our risk factors can be found in our Registration Statement on Form S-4, filed with the SEC on August 23, 2012, under the heading Risk Factors. There have been no material changes to our risk factors since the filing of the Registration Statement. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 54 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2012

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Kevin Samuelson