Form 10-Q/A
period 2012-08-31
Infor, Inc.
filed 2012-10-24
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding on October 1, 2012 was 1,000, par value $0.01 per share.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012, for the sole purpose of furnishing Exhibit 101 pursuant to Rule 405 of Regulation S-T. Exhibit 101 to this report provides our consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Kevin Samuelson
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Kevin Samuelson
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed

**	Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012 formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at August 31, 2012 and May 31, 2012,
ii.	Condensed Consolidated Statements of Operations for the three months ended August 31, 2012 and 2011,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2012 and 2011,
iv.	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and 2011, and
v.	Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2012

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson Chief Financial Officer (principal financial officer)