Form 10-Q
period 2012-11-30
Infor, Inc.
filed 2013-01-14
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding on January 4, 2013 was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended November 30, 2012, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Registration Statement on Form S-4, filed with the SEC on August 23, 2012, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	November 30, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$238.5	$384.4
Accounts receivable, net	366.5	412.6
Prepaid expenses	91.7	100.1
Income tax receivable	20.5	36.0
Other current assets	20.8	20.7
Deferred tax assets	11.7	11.4

Total current assets	749.7	965.2

Property and equipment, net	67.3	63.3
Intangible assets, net	1,181.5	1,257.3
Goodwill	4,134.1	4,011.4
Deferred tax assets	69.7	75.1
Other assets	55.5	44.5
Deferred financing fees, net	153.5	138.2

Total assets	$6,411.3	$6,555.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50.8	$49.5
Income taxes payable	35.3	18.7
Accrued expenses	389.3	434.5
Deferred tax liabilities	51.2	45.8
Deferred revenue	673.2	851.9
Current portion of long-term obligations	91.2	90.8

Total current liabilities	1,291.0	1,491.2

Long-term debt	5,275.9	5,267.8
Deferred tax liabilities	175.4	179.8
Other long-term liabilities	220.9	215.3

Total liabilities	6,963.2	7,154.1

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at November 30, 2012 and May 31, 2012	—	—
Additional paid-in capital	1,237.0	1,234.2
Accumulated other comprehensive income (loss)	62.3	(38.1)
Accumulated deficit	(1,851.2)	(1,795.2)

Total stockholders’ deficit	(551.9)	(599.1)

Total liabilities and stockholders’ deficit	$6,411.3	$6,555.0

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Revenues:
License fees	$120.6	$119.5	$221.4	$212.4
Product updates and support fees	363.0	321.1	720.1	621.8

Software revenues	483.6	440.6	941.5	834.2
Consulting services and other fees	198.9	200.3	372.8	368.0

Total revenues	682.5	640.9	1,314.3	1,202.2

Operating expenses:
Cost of license fees (1)	20.2	22.2	37.8	40.7
Cost of product updates and support fees (1)	63.6	66.2	125.9	128.0
Cost of consulting services and other fees (1)	150.0	153.3	290.1	286.2
Sales and marketing	114.1	107.3	212.6	200.2
Research and development	85.1	83.3	167.8	150.2
General and administrative	50.7	68.8	100.8	120.2
Amortization of intangible assets and depreciation	68.8	85.9	141.8	162.4
Restructuring costs	4.1	11.5	9.6	52.4
Acquisition related and other costs	12.7	5.6	14.6	18.0

Total operating expenses	569.3	604.1	1,101.0	1,158.3

Income from operations	113.2	36.8	213.3	43.9

Other expense, net:
Interest expense, net	103.4	119.7	211.6	236.7
Loss on extinguishment of debt	1.8	—	1.8	8.7
Other (income) expense, net	25.0	(45.9)	20.8	(28.9)

Total other expense, net	130.2	73.8	234.2	216.5

Loss before income tax	(17.0)	(37.0)	(20.9)	(172.6)
Income tax provision (benefit)	5.7	10.9	35.1	(25.8)

Net loss	$(22.7)	$(47.9)	$(56.0)	$(146.8)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Net loss	$(22.7)	$ (47.9)	$(56.0)	$(146.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	38.2	(116.3)	100.9	(112.2)
Defined benefit plan funding status, net of tax	(0.2)	0.1	(0.5)	0.1

Total other comprehensive income (loss)	38.0	(116.2)	100.4	(112.1)

Comprehensive income (loss)	$15.3	$(164.1)	$44.4	$(258.9)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(56.0)	$(146.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141.8	162.4
Provision for doubtful accounts and billing adjustments	2.7	4.1
Provision for sales allowances	2.4	1.3
Deferred income taxes	(6.0)	(39.4)
Non-cash (gain) loss on foreign currency	20.9	(28.5)
Non-cash interest	11.7	28.6
Non-cash loss on extinguishment of debt	1.3	7.5
Stock-based compensation expense	2.8	0.3
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(1.0)	12.4
Accounts receivable, net	55.4	19.0
Income tax receivable/payable	34.6	(26.4)
Deferred revenue	(200.9)	(129.2)
Accounts payable, accrued expenses and other liabilities	(58.0)	(27.7)

Net cash used in operating activities	(48.3)	(162.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(39.8)	(1,501.6)
Change in restricted cash	1.8	(3.1)
Purchases of property, equipment and software	(18.1)	(8.8)

Net cash used in investing activities	(56.1)	(1,513.5)

Cash flows from financing activities:
Proceeds from issuance of stock	—	480.0
Payments on capital lease obligations	(0.7)	(0.5)
Proceeds from issuance of debt	2,778.9	2,063.8
Payments on long-term debt	(2,801.6)	(845.5)
Deferred financing fees	(27.6)	(84.0)

Net cash (used in) provided by financing activities	(51.0)	1,613.8

Effect of exchange rate changes on cash and cash equivalents	9.5	(13.8)

Net decrease in cash and cash equivalents	(145.9)	(75.9)
Cash and cash equivalents at the beginning of the period	384.4	337.0

Cash and cash equivalents at the end of the period	$238.5	$261.1

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$51.0	$2,467.2
Liabilities assumed in acquisitions	$11.2	$965.9

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

Hereafter, any reference to Infor, we, our, us or the Company refers to the combined company and the consolidated financial statements thereof presented under common control and references to Lawson refers to Lawson Software, Inc. (now known as Infor (US), Inc.).

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We believe these estimates and assumptions are reasonable under the circumstances and they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2013 and 2012 relate to our fiscal years ended May 31, 2013 and 2012, respectively. References to future years also relate to our fiscal years ending May 31.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in our Financial Statements for our fiscal year ended May 31, 2012, which are included in the Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

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

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (SaaS) offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in license fees revenues in our Condensed Consolidated Statements of Operations and were approximately $10.5 million and $5.3 million in the second quarter of fiscal 2013 and 2012, respectively, and $21.1 million and $6.2 million in the first six months of fiscal 2013 and 2012, respectively.

Allowances for Doubtful Accounts, Cancellations and Billing Adjustments

We have established an allowance for estimated billing adjustments and an allowance for estimated amounts that will not be collected. We record provisions for billing adjustments as a reduction of revenue and provisions for doubtful accounts as a component of general and administrative expense in our Condensed Consolidated Statements of Operations. We review specific accounts, including significant accounts with balances past due over 90 days, for collectability based on circumstances known at the date of the financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed periodically and consider specific customer situations, historical experience and write-offs, customer credit-worthiness, current economic trends and changes in customer payment terms. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, a change in the allowance would be necessary in the period such determination is made which would affect future results of operations. Accounts receivable are charged against the allowance when we determine it is probable the receivable will not be recovered.

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2012	$18.1
Provision	2.7
Write-offs and recoveries	(4.8)
Currency translation effect	0.6

Balance, November 30, 2012	$16.6

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2012	$9.6
Provision	2.4
Write-offs	(2.6)
Currency translation effect	0.7

Balance, November 30, 2012	$10.1

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange losses of $25.1 million for the three months ended November 30, 2012, and net foreign exchange gains of $45.9 million for the comparable three months ended November 30, 2011. In the first six months of fiscal 2013 and 2012 we recognized net foreign currency exchange losses of $20.9 million and net foreign currency exchange gains of $28.5 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements — Not Yet Adopted

In December 2011, the FASB provided further guidance relating to the presentation of comprehensive income. This guidance deferred the effective date pertaining to the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This requirement was originally issued in the FASB’s June 2011 amendments to existing guidance on the presentation of comprehensive income and was to be effective for fiscal years ending after December 15, 2012 (our fiscal year 2013), and interim and annual periods thereafter. This deferral will allow the FASB time to re-deliberate and reconsider operational concerns relating to the presentation of reclassifications out of accumulated other comprehensive income. Other than a change in presentation, we do not expect the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2013

In the first six months of fiscal 2013, we made two acquisitions for a combined cash purchase price of $39.8 million, net of cash acquired. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to Infor’s results for the three and six month periods ended November 30, 2012.

Our estimates of fair value and resulting allocation of purchase price related to certain of these acquisitions are preliminary as of November 30, 2012. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these unaudited Condensed Consolidated Financial Statements.

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

The following summarizes the unaudited pro forma financial information of Infor and Lawson for applicable periods as if the acquisition closed on June 1, 2010:

(in millions)	Six Months Ended November 30, 2011
License fees	$222.7
Product updates and support fees	724.9

Software revenues	947.6
Consulting services and other fees	391.5

Total revenues	$1,339.1

Operating income	$97.9

Other Acquisitions – Fiscal 2012

We completed four additional acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $29.3 million, net of cash acquired.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the six months ended November 30, 2012, was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2012	$784.8	$2,961.4	$265.2	$4,011.4
Goodwill acquired	20.2	2.2	1.0	23.4
Currency translation effect	19.0	73.8	6.5	99.3

Balance, November 30, 2012	$824.0	$3,037.4	$272.7	$4,134.1

Goodwill acquired during the first six months of fiscal 2013 totaled $23.4 million related to our acquisitions. See Note 3, Acquisitions.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We conduct our annual impairment test in the second quarter of each fiscal year as of September 30. We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing. Beginning in fiscal 2012, we allocated our goodwill to each of these reporting units based upon their relative fair values. For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market transaction method).

Testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

As a result of the change in our reportable segments, we performed a Step 1 goodwill impairment assessment as of June 1, 2011. No impairment was indicated at that time. In addition, we conducted our most recent annual impairment assessment in the second quarter of fiscal 2013. We performed a Step 1 goodwill impairment assessment as of September 30, 2012. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and none of our three reporting units was at risk of impairment as of November 30, 2012. We have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets at fair value including our cash equivalents. The following table summarizes the fair value of our financial assets that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of November 30, 2012, and May 31, 2012:

	November 30, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$17.1	$—	$—	$17.1

Total	$17.1	$—	$—	$17.1

	May 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$150.1	$—	$—	$150.1

Total	$150.1	$—	$—	$150.1

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2013 or fiscal 2012.

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of November 30, 2012, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of November 30, 2012, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of November 30, 2012, and May 31, 2012, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

For our long-term debt we used recent market transactions and related market quotes of our long-term debt’s November 30, 2012 bid and ask pricing (Level 2 on the fair value hierarchy) to estimate fair value of our long-term debt for disclosure purposes. At November 30, 2012, and May 31, 2012, the total carrying value of our long-term debt was approximately $5,367.1 million and $5,358.6 million, respectively, and the estimated fair value of our long-term debt was approximately $5,634.7 million and $5,445.5 million, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	November 30,	May 31,
(in millions)	2012	2012
Accounts receivable	$324.8	$367.4
Unbilled accounts receivable	58.3	63.3
Less: allowance for doubtful accounts	(16.6)	(18.1)

Accounts receivable, net	$366.5	$412.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	November 30, 2012			May 31, 2012
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$1,776.4	$872.3	$904.1	$1,730.1	$773.1	$957.0	2 - 15
Acquired and developed technology	1,001.9	743.2	258.7	965.4	688.3	277.1	2 - 10
Tradenames	136.1	117.4	18.7	134.2	111.0	23.2	2 - 20

Total	$2,914.4	$1,732.9	$1,181.5	$2,829.7	$1,572.4	$1,257.3

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2012	2011	2012	2011
Customer contracts and relationships	$40.3	$43.8	$80.7	$84.2
Acquired and developed technology	17.3	29.0	40.5	55.6
Tradenames	2.6	0.8	5.2	1.8

Total	$60.2	$73.6	$126.4	$141.6

The estimated future annual amortization expense related to these intangible assets as of November 30, 2012, was as follows:

(in millions)
Fiscal 2013 (remaining 6 months)	$118.6
Fiscal 2014	222.5
Fiscal 2015	197.0
Fiscal 2016	172.7
Fiscal 2017	126.1
Fiscal 2018	77.2
Thereafter	267.4

Total	$1,181.5

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	November 30, 2012	May 31, 2012
Accrued compensation and employee benefits	$150.8	$179.6
Accrued taxes other than income	26.3	25.2
Accrued royalties and partner commissions	36.8	45.3
Accrued litigation	6.8	8.7
Accrued professional fees	10.4	11.2
Accrued subcontractor expense	6.4	7.8
Accrued interest	78.5	78.0
Accrued restructuring	23.0	23.3
Accrued retirement obligation	8.7	7.6
Deferred rent	9.8	9.4
Accrued other	31.8	38.4

Accrued expenses	$389.3	$434.5

9. Stock Compensation

We account for share-based payments, including grants of employee stock awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of shares we ultimately expect will vest.

We utilize the Option-Pricing Method to estimate the fair value of our equity awards. This approach models the various classes of equity securities as a series of call options on the total equity of the Company. The exercise prices of the call options were derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of the Company’s total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. In estimating the fair value of our equity awards granted in fiscal 2012 we used the following assumptions; expected term of 1.25 years, risk-free interest rate of 0.22%, expected dividend yield of 0.0%, and expected volatility of 75.0%. We have made no significant equity grants in fiscal 2013.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Selling and marketing expense	$0.5	$0.1	$0.8	$0.1
Research and development expense	0.3	—	0.6	—
General and administrative expense	0.7	0.1	1.4	0.2

Total	$1.5	$0.2	$2.8	$0.3

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

Fiscal 2013 Restructuring Charges

We have incurred restructuring costs totaling $13.3 million during the first six months of fiscal 2013 including $13.1 million in employee severance costs for personnel in product development and general and administrative functions and $0.2 million related to exited facilities. We made cash payments of approximately $3.0 million during the first six months of fiscal 2013 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in the first six months of fiscal 2013. These restructuring charges included approximately $0.1 million in employee severance costs for personnel, primarily in general and administrative functions and $0.1 million in accruals for costs related to facilities exited during fiscal 2013. During the first six months of fiscal 2013 we made no cash payments related to these actions. We expect to complete the majority of the personnel actions related to these restructuring activities in fiscal 2013.

Fiscal 2012 Restructuring Charges

During fiscal 2012, we incurred restructuring costs related to employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. During the first six months of fiscal 2013 we recorded restructuring cost reversals of $3.0 million and we made cash payments of approximately $6.9 million related to these actions. These restructuring charges also included accruals for costs related to facilities exited during fiscal 2012. Cash payments during the first six months of fiscal 2013 related to these exited facilities were $0.3 million. We expect to complete the majority of these restructuring activities in fiscal 2013.

Fiscal 2012 Acquisition-Related Charges

During fiscal 2012, we incurred acquisition-related restructuring costs primarily related to our acquisition of Lawson. These charges included employee severance costs for personnel, primarily in general and administrative functions and consulting services. During the first six months of fiscal 2013 we recorded restructuring cost reversals of $0.9 million and we made cash payments of $3.4 million related to these severance actions. These restructuring charges also included accruals for costs related to facilities exited during fiscal 2012. During the first six months of fiscal 2013 we recognized $0.3 million in additional facility expenses and made cash payments related to these exited facilities of $1.0 million. We expect to complete the majority of the personnel actions related to these restructuring activities in fiscal 2013 and to make payments related to exited facilities through July 2017.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2012, we had completed a series of acquisitions as well as certain restructuring activities. In the first six months of fiscal 2013 we recorded net restructuring cost reversals of $0.4 million related to these severance actions and exited facilities and we made net cash payments of $0.7 million related to these previous actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six-month period ended November 30, 2012. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	May 31,	Initial		Currency	Cash	November 30,	Recognized	Program
(in millions)	2012	Costs	Expense	Effect	Payments	2012	to Date	Costs
Fiscal 2013 restructuring
Severance	$—	$13.1	$(0.3)	$0.3	$(2.8)	$10.3	$12.8	$12.8
Facilities and other	—	0.2	0.4	0.2	(0.2)	0.6	0.6	0.6

Total fiscal 2013 restructuring	—	13.3	0.1	0.5	(3.0)	10.9	13.4	13.4

Fiscal 2013 acquisition-related
Severance	—	0.1	—	(0.1)	—	—	0.1	0.1
Facilities and other	—	0.1	—	—	—	0.1	0.1	0.1

Total fiscal 2013 acquisition-related	—	0.2	—	(0.1)	—	0.1	0.2	0.2

Fiscal 2012 restructuring
Severance	15.2	—	(3.0)	0.5	(6.9)	5.8	17.6	17.6
Facilities and other	0.3	—	—	—	(0.3)	—	0.9	0.9

Total fiscal 2012 restructuring	15.5	—	(3.0)	0.5	(7.2)	5.8	18.5	18.5

Fiscal 2012 acquisition-related
Severance	5.1	—	(0.9)	0.4	(3.4)	1.2	40.4	40.4
Facilities and other	2.5	—	0.3	0.1	(1.0)	1.9	3.7	3.7

Total fiscal 2012 acquisition-related	7.6	—	(0.6)	0.5	(4.4)	3.1	44.1	44.1

Previous restructuring
Severance	0.2	—	—	(0.2)	—	—	75.7	75.7
Facilities and other	0.2	—	0.4	1.0	(0.2)	1.4	7.3	7.3

Total previous restructuring	0.4	—	0.4	0.8	(0.2)	1.4	83.0	83.0

Previous acquisition-related
Severance	0.3	—	(0.3)	—	0.2	0.2	13.9	13.9
Facilities and other	6.7	—	(0.5)	(0.7)	(0.7)	4.8	26.3	26.3

Total previous acquisition-related	7.0	—	(0.8)	(0.7)	(0.5)	5.0	40.2	40.2

Total restructuring	$30.5	$13.5	$(3.9)	$1.5	$(15.3)	$26.3	$199.4	$199.4

The remaining reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Condensed Combined Balance Sheets.

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	November 30, 2012		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	370.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,793.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	322.7	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	324.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(18.1)		(4.6)

Total long-term debt	5,367.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt - non-current	$5,275.9		$5,267.8

The weighted average interest rate at November 30, 2012, and May 31, 2012, was 7.1% and 7.6%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of November 30, 2012:

(in millions)
Fiscal 2013 (remaining 6 months)	$45.6
Fiscal 2014	91.2
Fiscal 2015	111.2
Fiscal 2016	131.2
Fiscal 2017	131.2
Fiscal 2018	2,975.5
Thereafter	1,899.3

Total	$5,385.2

As of November 30, 2012, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% senior notes (Exchange Offer). The Form S-4 became effective on September 6, 2012. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% senior notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% senior notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement).

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $4.8 million of letters of credit have reduced the amount available under the Revolver to $145.2 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

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

Refinancing Amendment

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based, at our option, on a LIBOR rate, plus a margin of 4.0% per annum, with a LIBOR floor of 1.25%, or an alternate base rate, plus a margin. This is a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on a LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of the assets of Infor, Infor (US), Inc. and the Guarantor Subsidiaries.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise Applications, LP (Infor Enterprise), of which $325.0 million was contributed as equity to Infor, Inc., and $225.0 million was used to repay a portion of the Lux PIK Term Loan (discussed below). Additionally, $344.0 million owed to Infor Lux Bond Company (Lux Bond Co), Infor’s parent, by Infor was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

Senior Notes

Our senior notes bear interest at the applicable rates per annum which is payable semi-annually in cash in arrears. The senior notes are general unsecured obligations of Infor and are guaranteed by Infor and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we are subject to certain customary affirmative and negative covenants.

Deferred Financing Fees

As of November 30, 2012, deferred financing fees, net of amortization, of $153.5 million are reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended November 30, 2012 and 2011, we amortized $5.8 million and $8.3 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2013 and 2012 we amortized $11.0 million and $16.4 million, respectively, in deferred financing fees.

In conjunction with the September 27, 2012, Amendment to our Credit Agreement, we evaluated the refinancing transactions in accordance with ASC 470-50-40 Debt—Modifications and Extinguishments—Derecognition to determine if the refinancing of our Tranche B Term Loan was a modification or extinguishment of the original term loan. Each lender involved in the refinance Amendment was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the second quarter of fiscal 2013 we capitalized an additional $27.6 million of fees paid to creditors, including the 1.0% prepayment premium, as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. The participation of the remaining lenders was determined to be extinguishments. As a result, in the current quarter, $1.3 million of the unamortized balance of the applicable deferred financing fees were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In addition, we expensed $11.9 million in third-party costs incurred related to the modifications which were included in acquisition related and other costs in our Condensed Consolidated Statements of Operations in the second quarter of fiscal 2013.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Lux Bond Co, Infor’s parent, holds a PIK Term Loan (Lux PIK Term Loan). The Lux PIK Term Loan, dated March 2, 2007, had an original principal balance of $235.0 million.

In conjunction with our debt recapitalization, a portion of the outstanding balance of the Lux PIK Term Loan was repaid on April 5, 2012, through the use of capital contributed by Golden Gate Capital. The principal balance as of May 31, 2012, was $161.4 million. In addition, at that time certain provisions of the Lux PIK Term Loan agreement were amended. The maturity date for the Lux PIK Term Loan was extended to April 15, 2017, at which date any outstanding principal and accrued and unpaid interest are due. In addition, under certain circumstance, prepayment penalties may be imposed if the Lux PIK Term Loan is repaid prior to its maturity date. As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest may be paid quarterly and the fixed rate will be reduced by 50 basis points per year. For fiscal 2013, Lux Bond Co has elected to pay interest quarterly. In the first six months of fiscal 2013 we funded quarterly interest payments of $10.0 million that were due related to the Lux PIK Term Loan through affiliate loans to Lux Bond Co. In addition, subsequent to quarter end, on December 31, 2012, the quarterly interest payment that was due of $5.3 million was partially funded through an additional affiliate loan to Lux Bond Co. Future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co. As of November 30, 2012, the total balance outstanding was $161.4 million which did not include any accrued interest as this was funded during the quarter.

Shares of certain subsidiaries of IGS Intermediate Holdings stock were pledged as collateral for the Lux PIK Term Loan. On April 5, 2012, in conjunction with our debt recapitalization, all pledged collateral was released. No other pledge of assets exists either prior to or after the Infor Combination.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the PIK Term Loan and accordingly we have not reflected the PIK Term Loan in our consolidated financial statements for any of the periods presented. The exclusion of the PIK Term Loan in our financial statements does not impact our debt covenant calculations under our credit facilities as the impact of the PIK Term Loan is not to be included in such calculations. While not contractually required to do so, we believe that our voluntary servicing of the Lux PIK Term Loan will not materially impact our ability to service our own debt and that our cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our debt service obligations for the foreseeable future.

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes. Subsequent to the Infor Combination closing on April 5, 2012, the Company was included in the GGC Software Parent, Inc. consolidated federal income tax return. Interim period income tax benefits and expenses are measured using an estimated annual effective tax rate. For the six-month periods ended November 30, 2012 and 2011, our estimated global effective tax rates were (167.9)% and 14.9%, respectively, after considering those entities for which no tax benefit from operating losses is expected to occur during the respective year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate for the periods presented and make any necessary changes to adjust the rate for the applicable interim period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the interim period in which the discrete event occurs.

Our income tax benefit and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except percentages)	2012	2011	2012	2011
Income tax provision (benefit)	$5.7	$10.9	$35.1	$(25.8)
Effective income tax rate	(33.5)%	(29.5)%	(167.9)%	14.9%

The change in the effective tax rates for the three and six-month periods ended November 30, 2012, compared to the three and six months ended November 30, 2011, was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), Subpart F inclusions, foreign subsidiary net operating losses not providing benefits, the recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, customer withholding tax, and a tax law change in Australia, Sweden and the United Kingdom. The current effective tax rate for the three-month period ended November 30, 2012, reflects increases in Subpart F inclusions, tax law changes in Sweden and the United Kingdom, withholding taxes, the recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, increases in the valuation allowances recorded for various foreign subsidiary net operating losses in the current period and a shift in the jurisdictional mix of operating income in the respective periods.

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

Internationally, we file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2017. We are generally no longer subject to tax examination internationally for years prior to fiscal year 2006. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

During the upcoming twelve months ending November 30, 2013, we expect a net reduction of approximately $18.1 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

During the six-month period ended November 30, 2012, we recorded additional valuation allowances totaling $29.3 million that were recorded against deferred tax assets at various domestic and foreign legal entities. Based on estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding the ability to realize some of the deferred tax assets. We continue to monitor and weigh both positive and negative evidence related to the future ability to realize these assets. If it is determined that the evidence indicates that it is more likely than not that we will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Following the Infor combination transaction that occurred on April 5, 2012, the Company is evaluating various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While the Company has not finalized any specific plans at this time, we expect to finalize such plans during the second half of fiscal 2013. At that time, the Company expects to evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

The American Taxpayer Relief Act of 2012 was signed into law by President Obama on January 2, 2013 and included retroactive extensions through December 31, 2013, of certain business tax provisions that had expired, including the controlled foreign corporation look-through exception to the U.S. subpart F anti-deferral rules. As the exception had not been signed into law as of November 30, 2012, our estimated annual effective tax rate for the period presented does not reflect the benefit of the controlled foreign corporation look-through exception. As a result, the legislation will be treated as a type 2 subsequent event and the related tax benefit will be recorded in our fiscal third quarter. We are in the process of measuring the impact of the legislation on both the third quarter and full year fiscal 2013 tax expense. While this analysis is expected to be completed in the third quarter, we expect that the application of the controlled foreign corporation look-through exception may materially affect our tax expense for the third quarter and full year fiscal 2013

13. Comprehensive Income (Loss)

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	November 30, 2012	May 31, 2012
Foreign currency translation adjustment, net of tax	$73.3	$(27.6)
Funded status of pension plan, net of tax benefit of $2.2 million and $2.2 million, respectively	(11.0)	(10.5)

Accumulated other comprehensive income (loss)	$62.3	$(38.1)

14. Commitments and Contingencies

Leases

We have cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Total rent expense for operating leases was $14.6 million and $17.4 million for the three-month periods ended November 30, 2012 and 2011, respectively. For the first six months of fiscal 2013 and 2012, total rent expense for operating leases was $28.7 million and $32.3 million, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. Accrued litigation as of November 30, 2012, and May 31, 2012, was $6.9 million and $8.9 million, respectively. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that based on information presently available, the resolution of any such legal matters existing as of November 30, 2012, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued a number of defendants, including Lawson, alleging infringement of three separate United States patents. Prior to trial, the district court excluded all of ePlus’ evidence of damages, and as a result, only liability issues were submitted to the jury. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary Supply Chain Management products we offer, namely Requisition Self Service (RSS), RSS and Procurement Punchout (Punchout), and/or RSS, Punchout and Electronic Data Interface (EDI), as well as its M3 e-Procurement System, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement of RSS. Since May 18, 2011, Lawson has made RQC available free of charge to all of its customers that had a product configuration that included RSS. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting our S3 Procurement System, when used in combination with RSS, RSS and Punchout and/or RSS, Punchout and EDI, and its M3 e-Procurement System, in the United States, although the effect of such injunction was stayed for six-months for certain of our health care customers. Lawson took an appeal to the United States Court of Appeals for the Federal Circuit as to the liability issues and one aspect of the injunction; ePlus filed a cross-appeal as to damages.

In September 2011, ePlus initiated contempt proceedings alleging that Lawson was not compliant with the injunction for, inter alia, releasing RQC which ePlus claims is not more than colorably different from RSS and also infringes its patents. In the contempt proceeding, which is currently on-going before the same district court judge who presided over the underlying jury trial, ePlus is seeking, among other things, monetary damages as a remedy for Lawson’s alleged violation of the court’s injunction order, and a ruling that would enjoin further sales or servicing of the RQC product. We are vigorously defending this matter because we believe Lawson has meritorious defenses, including: (i) that the product modifications render the current product more than colorably different from the adjudged infringing products, making contempt inappropriate; and (ii) that the modified product does not infringe the claims of the patents-in-suit that were alleged and proved to be infringed by the original products. If Lawson prevails on either defense, the contempt proceeding will be dismissed in its favor.

On November 21, 2012, the United States Court of Appeals for the Federal Circuit decided the direct appeal, affirming-in-part, reversing-in-part, vacating-in-part, and remanding the case to the District Court. The jury’s verdict of liability on one method claim (applicable to two of Lawson’s accused configurations) was affirmed; all other liability findings were reversed, including the two system claims that are directed to the making, using and selling of specific types of procurement systems. The Circuit Court did not reverse the trial court’s rulings against ePlus on damages. The case was remanded for consideration of changes that are required to be made to the injunction in light of the liability rulings in Lawson’s favor. The District Court has not yet rendered any substantive rulings as to the effect of the Federal Circuit’s decision on: the existing injunction; and (ii) the pending contempt proceeding. On December 21, 2012, ePlus filed a Petition in the Federal Circuit seeking rehearing of the liability rulings against it in the Court’s November 21, 2012 decision; the Petition did not address the damages issues, making final ePlus’s non-entitlement to infringement damages.

Given the inherent unpredictability of judicial proceedings, as well as the right of either party to appeal an unfavorable decision, we cannot at this time predict whether, or to what extent, the injunction will continue in effect, or the eventual outcome of the contempt proceeding. Additionally, three of the five patent claims that the jury found Lawson to infringe have been found invalid in a final determination by the Board of Patent Appeals and Interferences (BPAI), including the one infringed claim that survived direct appeal. That administrative determination is being appealed by ePlus to the United States Court of Appeals for the Federal Circuit (Lawson is not a party to that case, but may benefit from its outcome). An affirmance of the BPAI’s decision would provide Lawson with a basis to seek the vacation of any injunction, and the dismissal of any contempt proceeding, as a matter of law. The results of that pending appeal cannot be predicted.

Because patent litigation is time-consuming and costly to defend, we will continue to incur significant costs defending this case until its ultimate resolution in the District Court and an appeal by the losing party. If ePlus prevails in the contempt proceeding or a subsequent new trial or infringement, we could be required to disgorge some portion of our revenues derived from conduct found by the District Court to be infringing, such as the servicing of some particular product configurations, and we could be prohibited from any such future servicing of such configurations (during the life of the single patent still at issue) unless we were able to reach agreement with ePlus on a license to operate under its patents.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of November 30, 2012, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of November 30, 2012, and May 31, 2012.

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

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 1, Nature of Business and Basis of Presentation – Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and sales margin for these three segments.

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

The measure we use to assess our reportable segments’ operating performance is sales margin. Reportable segment sales margin includes segment revenues net of direct controllable costs. Segment revenues include adjustments to increase revenues that would have been recognized if we had not adjusted certain deferred revenue balances related to acquisitions to their fair values at the time of the acquisition as required by GAAP. Segment costs represent those cost of resources dedicated to each segment, direct sales costs, and allocation of certain operating expenses. Segment costs exclude any allocation of depreciation and amortization related to our acquired intangible assets or restructuring costs.

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our Consolidated Financial Statements. We do not assess or report assets or capital expenditures by reportable segment. For disclosure of goodwill by reportable segment see Note 4, Goodwill.

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
November 30, 2012
Revenues	$124.1	$363.5	$200.4	$688.0
Cost of revenues	18.0	63.6	150.4	232.0
Direct sales costs	95.0	—	—	95.0

Sales margin	$11.1	$299.9	$50.0	$361.0

Sales margin %	8.9%	82.5%	25.0%	52.5%

November 30, 2011
Revenues	$124.9	$361.4	$201.0	$687.3
Cost of revenues	20.2	66.2	154.3	240.7
Direct sales costs	87.6	—	—	87.6

Sales margin	$17.1	$295.2	$46.7	$359.0

Sales margin %	13.7%	81.7%	23.2%	52.2%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
November 30, 2012
Revenues	$229.7	$721.2	$375.7	$1,326.6
Cost of revenues	33.2	125.9	290.9	450.0
Direct sales costs	177.4	—	—	177.4

Sales margin	$19.1	$595.3	$84.8	$699.2

Sales margin %	8.3%	82.5%	22.6%	52.7%
November 30, 2011
Revenues	$224.9	$689.6	$369.8	$1,284.3
Cost of revenues	36.7	128.0	288.1	452.8
Direct sales costs	164.6	—	—	164.6

Sales margin	$23.6	$561.6	$81.7	$666.9

Sales margin %	10.5%	81.4%	22.1%	51.9%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2012	2011	2012	2011
Reportable segment revenues	$688.0	$687.3	$1,326.6	$1,284.3
Purchase accounting revenue adjustments (1)	(5.5)	(46.4)	(12.3)	(82.1)

Total revenues	$682.5	$640.9	$1,314.3	$1,202.2

Reportable segment sales margin	$361.0	$359.0	$699.2	$666.9
Other unallocated costs and operating expenses (2)	174.9	224.8	334.5	408.2
Amortization of intangible assets and depreciation	68.8	85.9	141.8	162.4
Restructuring	4.1	11.5	9.6	52.4

Income from operations	113.2	36.8	213.3	43.9
Total other expense, net	130.2	73.8	234.2	216.5

Loss before income tax benefit	$(17.0)	$(37.0)	$(20.9)	$(172.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
November 30, 2012
License fees	$72.4	$35.9	$12.3	$120.6
Product updates and support fees	222.3	109.2	31.5	363.0

Software revenues	294.7	145.1	43.8	483.6
Consulting services and other fees	90.5	89.3	19.1	198.9

Total revenues	$385.2	$234.4	$62.9	$682.5

November 30, 2011
License fees	$61.2	$43.0	$15.3	$119.5
Product updates and support fees	191.3	101.7	28.1	321.1

Software revenues	252.5	144.7	43.4	440.6
Consulting services and other fees	90.5	90.0	19.8	200.3

Total revenues	$343.0	$234.7	$63.2	$640.9

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
November 30, 2012
License fees	$131.0	$69.5	20.9	$221.4
Product updates and support fees	441.5	215.9	62.7	720.1

Software revenues	572.5	285.4	83.6	941.5
Consulting services and other fees	176.0	158.5	38.3	372.8

Total revenues	$748.5	$443.9	$121.9	$1,314.3

November 30, 2011
License fees	$112.4	$73.1	$26.9	$212.4
Product updates and support fees	364.4	201.3	56.1	621.8

Software revenues	476.8	274.4	83.0	834.2
Consulting services and other fees	168.0	161.1	38.9	368.0

Total revenues	$644.8	$435.5	$121.9	$1,202.2

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
November 30, 2012	$39.1	$24.7	$3.5	$67.3
May 31, 2012	$35.2	$24.7	$3.4	$63.3

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	November 30,		November 30,
Revenues	2012	2011	2012	2011
United States	$329.5	$311.1	$640.2	$581.3
All other countries	353.0	329.8	674.1	620.9

Total revenues	$682.5	$640.9	$1,314.3	$1,202.2

Revenues attributable to the United States, our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	November 30,	May 31,
Long-Lived Tangible Assets	2012	2012
United States	$38.3	$34.6
Germany	9.5	8.3
United Kingdom	6.2	6.3
All other countries	13.3	14.1

Total long-lived tangible assets	$67.3	$63.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Parties

During fiscal 2012, we received additional equity investments from Golden Gate Capital and Summit Partners, our two largest investors. In conjunction with the acquisition of Lawson on July 5, 2011, Golden Gate Capital contributed $480.0 million in additional equity to the Company. In addition, in conjunction with the recapitalization of our debt structure on April 5, 2012, investment funds affiliated with Golden Gate Capital and Summit Partners contributed $250.0 million and $300.0 million, respectively, in Infor Enterprise Applications, LP (Infor Enterprise), as affiliate of the parent company of Infor, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan.

On April 5, 2012, we entered into an advisory agreement with Summit Partners, L.P. pursuant to which we retained Summit Partners to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and reasonable out-of-pocket expenses. This advisory agreement is for an initial term of ten years with the annual management fee payable to Summit Partners on a quarterly basis. This advisory agreement is substantially similar to our existing arrangement with Golden Gate Capital. Under the Golden Gate Capital and Summit Partners advisory agreements, the total contractual annual management fee due is approximately $7.0 million which is payable to Golden Gate Capital and Summit Partners based on their pro rata ownership percentage of Infor Enterprise as defined in the applicable agreements.

Golden Gate Capital

During the first six months of fiscal 2013 and 2012, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $2.9 million and $5.2 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At November 30, 2012, all fees were paid. We capitalized as deferred financing fees $9.9 million during the first six months of fiscal 2012 for fees and expenses paid to Golden Gate Capital in connection with acquisitions and debt refinancing. In addition, we paid and expensed buyer transaction fees of $5.7 million to Golden Gate Capital in connection with our acquisition of Lawson in the first six months of fiscal 2012. We did not capitalize or expense any similar fees in the first six months of fiscal 2013.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.9 million and $0.9 million in the first six months of fiscal 2013 and 2012, respectively. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.3 million in the first six months of fiscal 2013 with no similar payments in the first six months of fiscal 2012.

Summit Partners

During the first six months of fiscal 2013, we recognized $1.0 million as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at November 30, 2012. We had no sales to, nor did we make any payments to, companies owned by Summit Partners in the first six months of fiscal 2013 or the corresponding prior period.

Due to/from Affiliate

Infor, through certain of our subsidiaries, had loans outstanding to Lux Bond Co. These loans originated through various financing activities of Infor. These affiliate loans bore interest at a rate of LIBOR plus 8.0% per annum. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. For the first six months of fiscal 2012 we recorded interest expense related to the affiliate loans of $9.7 million with no interest expense recorded in fiscal 2013.

In addition, Infor, through certain of our subsidiaries, had receivables from Lux Bond Co of $32.2 million and $21.4 million as of November 30, 2012, and May 31, 2012, respectively. These receivables arose primarily due to the payment of deferred financing fees and interest related to Lux Bond Co debt by Infor and are included in other assets on our Condensed Consolidated Balance Sheets. We consider these receivables to have future probable economic benefit and that they will be paid in accordance with the underlying affiliate agreements. During the first six months of fiscal 2013 we recorded interest income of $0.8 million related to the affiliate receivables with no interest income recorded in fiscal 2012.

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

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of November 30, 2012, and May 31, 2012, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarter and six-month periods ended November 30, 2012 and 2011, and our Condensed Consolidating Statements of Cash Flows for the six months ended November 30, 2012 and 2011.

Condensed Consolidating Balance Sheets

	November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.6	$39.8	$177.1	$—	$238.5
Accounts receivable, net	—	64.5	80.8	221.2	—	366.5
Prepaid expenses	—	15.7	44.1	31.9	—	91.7
Income tax receivable	0.3	1.7	6.3	12.1	0.1	20.5
Other current assets	—	0.2	1.2	19.4	—	20.8
Deferred tax assets	—	—	4.7	11.7	(4.7)	11.7

Total current assets	0.3	103.7	176.9	473.4	(4.6)	749.7
Property and equipment, net	—	10.8	27.6	28.9	—	67.3
Intangible assets, net	—	576.6	164.5	440.4	—	1,181.5
Goodwill	—	634.0	1,634.3	1,865.8	—	4,134.1
Deferred tax assets	0.3	—	26.8	69.7	(27.1)	69.7
Other assets	—	19.7	22.2	13.6	—	55.5
Deferred financing fees, net	—	153.5	—	—	—	153.5
Affiliate receivable	—	4,282.2	251.1	424.9	(4,958.2)	—
Investment in subsidiaries	—	—	774.1	19.4	(793.5)	—

Total assets	$0.6	$5,780.5	$3,077.5	$3,336.1	$(5,783.4)	$6,411.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	6.5	$18.0	$26.3	$—	$50.8
Income taxes payable	—	5.2	0.3	29.7	0.1	35.3
Accrued expenses	—	108.5	79.0	201.8	—	389.3
Deferred tax liabilities	—	41.1	—	14.8	(4.7)	51.2
Deferred revenue	—	167.6	262.2	243.4	—	673.2
Current portion of long-term obligations	—	91.2	—	—	—	91.2

Total current liabilities	—	420.1	359.5	516.0	(4.6)	1,291.0
Long-term debt	—	5,275.9	—	—	—	5,275.9
Deferred tax liabilities	—	141.9	—	60.6	(27.1)	175.4
Affiliate payable	88.3	129.2	3,334.1	1,406.6	(4,958.2)	—
Other long-term liabilities	—	14.7	52.1	154.1	—	220.9
Losses in excess of investment in subsidiaries	464.2	262.9	—	—	(727.1)	—

Total liabilities	552.5	6,244.7	3,745.7	2,137.3	(5,717.0)	6,963.2
Total stockholders’ equity (deficit)	(551.9)	(464.2)	(668.2)	1,198.8	(66.4)	(551.9)

Total liabilities and stockholders’ deficit	$0.6	$5,780.5	$3,077.5	$3,336.1	$(5,783.4)	$6,411.3

	May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$138.9	$25.5	$220.0	$—	$384.4
Accounts receivable, net	—	87.1	90.0	235.5	—	412.6
Prepaid expenses	—	17.3	44.4	38.4	—	100.1
Income tax receivable	0.4	17.7	6.4	11.5	—	36.0
Other current assets	—	2.0	0.4	18.3	—	20.7
Deferred tax assets	—	—	4.7	11.4	(4.7)	11.4

Total current assets	0.4	263.0	171.4	535.1	(4.7)	965.2
Property and equipment, net	—	17.1	17.5	28.7	—	63.3
Intangible assets, net	—	620.5	196.2	440.6	—	1,257.3
Goodwill	—	611.4	1,634.3	1,765.7	—	4,011.4
Deferred tax assets	0.3	—	35.3	75.3	(35.8)	75.1
Other assets	—	1.4	29.4	13.7	—	44.5
Deferred financing fees, net	—	137.9	0.3	—	—	138.2
Affiliate receivable	0.5	4,218.8	255.6	402.9	(4,877.8)	—
Investment in subsidiaries	—	—	726.0	18.0	(744.0)	—

Total assets	$1.2	$5,870.1	$3,066.0	$3,280.0	$(5,662.3)	$6,555.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$19.5	$3.8	$26.2	$—	$49.5
Income taxes payable	—	—	—	18.7	—	18.7
Accrued expenses	—	119.9	103.8	210.8	—	434.5
Deferred tax liabilities	—	41.1	—	9.4	(4.7)	45.8
Deferred revenue	—	214.1	291.8	346.0	—	851.9
Current portion of long-term obligations	—	90.8	—	—	—	90.8

Total current liabilities	—	485.4	399.4	611.1	(4.7)	1,491.2
Long-term debt	—	5,267.8	—	—	—	5,267.8
Deferred tax liabilities	—	168.6	—	47.0	(35.8)	179.8
Affiliate payable	88.5	108.7	3,290.7	1,389.9	(4,877.8)	—
Other long-term liabilities	—	16.3	47.5	151.5	—	215.3
Losses in excess of investment in subsidiaries	511.8	335.1	—	—	(846.9)	—

Total liabilities	600.3	6,381.9	3,737.6	2,199.5	(5,765.2)	7,154.1
Total stockholders’ equity (deficit)	(599.1)	(511.8)	(671.6)	1,080.5	102.9	(599.1)

Total liabilities and stockholders’ deficit	$1.2	$5,870.1	$3,066.0	$3,280.0	$(5,662.3)	$6,555.0

Condensed Consolidating Statements of Operations

	Three Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	21.8	$43.5	$55.3	$—	$120.6
Product updates and support fees	—	77.4	128.7	156.9	—	363.0

Software revenues	—	99.2	172.2	212.2	—	483.6
Consulting services and other fees	—	34.8	41.4	122.7	—	198.9

Total revenues	—	134.0	213.6	334.9	—	682.5

Operating expenses:
Cost of license fees	—	2.2	10.2	7.8	—	20.2
Cost of product updates and support fees	—	8.2	23.5	31.9	—	63.6
Cost of consulting services and other fees	—	26.5	32.4	91.1	—	150.0
Sales and marketing	—	17.5	41.9	54.7	—	114.1
Research and development	—	13.7	31.4	40.0	—	85.1
General and administrative	—	6.3	20.5	23.9	—	50.7
Amortization of intangible assets and depreciation	—	26.9	16.0	25.9	—	68.8
Restructuring costs	—	0.4	0.3	3.4	—	4.1
Acquisition related and other costs	—	12.6	0.1	—	—	12.7
Affiliate (income) expense, net	—	22.0	(13.1)	(8.9)	—	—

Total operating expenses	—	136.3	163.2	269.8	—	569.3

Income from operations	—	(2.3)	50.4	65.1	—	113.2

Other expense, net:
Interest expense, net	—	104.2	(0.8)	—	—	103.4
Affiliate interest (income) expense, net	—	(77.7)	57.7	20.0	—	—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	—	2.0	23.0	—	25.0

Total other expense, net	—	28.3	58.9	43.0	—	130.2

Income (loss) before income tax benefit	—	(30.6)	(8.5)	22.1	—	(17.0)
Income tax provision (benefit)	(1.4)	(14.1)	0.3	20.9	—	5.7
Equity in (earnings) loss of subsidiaries	24.1	7.6	(16.4)	(0.8)	(14.5)	—

Net income (loss)	$(22.7)	$(24.1)	$7.6	$2.0	$14.5	$(22.7)

	Three Months Ended November 30, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$18.0	$37.7	$64.5	$(0.7)	$119.5
Product updates and support fees	—	50.4	125.1	145.6	—	321.1

Software revenues	—	68.4	162.8	210.1	(0.7)	440.6
Consulting services and other fees	—	41.6	42.5	119.8	(3.6)	200.3

Total revenues	—	110.0	205.3	329.9	(4.3)	640.9

Operating expenses:
Cost of license fees	—	2.6	10.7	9.8	(0.9)	22.2
Cost of product updates and support fees	—	9.2	23.1	33.9	—	66.2
Cost of consulting services and other fees	—	25.9	30.3	99.3	(2.2)	153.3
Sales and marketing	—	19.1	35.3	52.9	—	107.3
Research and development	—	13.8	31.4	38.1	—	83.3
General and administrative	—	21.7	18.6	29.7	(1.2)	68.8
Amortization of intangible assets and depreciation	—	30.9	22.0	33.0	—	85.9
Restructuring costs	—	7.1	(0.1)	4.5	—	11.5
Acquisition related and other costs	—	5.6	—	—	—	5.6
Affiliate (income) expense, net	—	2.0	(6.3)	4.3	—	—

Total operating expenses	—	137.9	165.0	305.5	(4.3)	604.1

Income (loss) from operations	—	(27.9)	40.3	24.4	—	36.8

Other expense, net:
Interest expense, net	—	36.4	53.3	30.0	—	119.7
Affiliate interest (income) expense, net	—	—	3.5	(3.5)	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	7.0	(57.0)	4.1	—	(45.9)

Total other expense, net	—	43.4	(0.2)	30.6	—	73.8

Loss before income tax benefit	—	(71.3)	40.5	(6.2)	—	(37.0)
Income tax provision (benefit)	(0.1)	(30.8)	16.6	25.2	—	10.9
Equity in (earnings) loss of subsidiaries	48.0	7.5	1.3	(1.1)	(55.7)	—

Net income (loss)	$(47.9)	$(48.0)	$22.6	$(30.3)	$55.7	$(47.9)

	Six Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$41.7	$79.8	$99.9	$—	$221.4
Product updates and support fees	—	152.7	257.2	310.2	—	720.1

Software revenues	—	194.4	337.0	410.1	—	941.5
Consulting services and other fees	—	66.8	81.3	224.7	—	372.8

Total revenues	—	261.2	418.3	634.8	—	1,314.3

Operating expenses:
Cost of license fees	—	3.9	19.1	14.8	—	37.8
Cost of product updates and support fees	—	17.3	46.9	61.7	—	125.9
Cost of consulting services and other fees	—	53.5	64.5	172.1	—	290.1
Sales and marketing	—	32.3	76.4	103.9	—	212.6
Research and development	—	28.4	62.4	77.0	—	167.8
General and administrative	—	14.9	40.0	45.9	—	100.8
Amortization of intangible assets and depreciation	—	52.5	35.8	53.5	—	141.8
Restructuring costs	—	1.1	0.3	8.2	—	9.6
Acquisition related and other costs	—	11.9	2.7	—	—	14.6
Affiliate (income) expense, net	—	37.7	(30.0)	(7.7)	—	0.0

Total operating expenses	—	253.5	318.1	529.4	—	1,101.0

Income from operations	—	7.7	100.2	105.4	—	213.3

Other expense, net:
Interest expense, net	—	212.1	(0.5)	—	—	211.6
Affiliate interest (income) expense, net	—	(156.7)	117.3	39.4	—	—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	4.4	6.3	10.1	—	20.8

Total other expense, net	—	61.6	123.1	49.5	—	234.2

Loss before income tax benefit	—	(53.9)	(22.9)	55.9	—	(20.9)
Income tax provision (benefit)	(0.1)	(20.1)	16.5	38.8	—	35.1
Equity in loss (earnings) of subsidiaries	56.1	22.3	(28.3)	(1.4)	(48.7)	—

Net income (loss)	$(56.0)	$(56.1)	$(11.1)	$18.5	$48.7	$(56.0)

	Six Months Ended November 30, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$31.2	$71.0	$111.4	$(1.2)	$212.4
Product updates and support fees	—	81.6	251.6	288.6	—	621.8

Software revenues	—	112.8	322.6	400.0	(1.2)	834.2
Consulting services and other fees	—	66.5	86.0	220.8	(5.3)	368.0

Total revenues	—	179.3	408.6	620.8	(6.5)	1,202.2

Operating expenses:
Cost of license fees	—	4.4	20.3	17.4	(1.4)	40.7
Cost of product updates and support fees	—	15.5	45.9	66.6	—	128.0
Cost of consulting services and other fees	—	40.9	63.5	185.0	(3.2)	286.2
Sales and marketing	—	33.3	64.6	102.3	—	200.2
Research and development	—	22.2	60.7	67.3	—	150.2
General and administrative	—	30.0	35.3	56.8	(1.9)	120.2
Amortization of intangible assets and depreciation	—	50.6	45.1	66.7	—	162.4
Restructuring costs	—	23.8	2.2	26.4	—	52.4
Acquisition related and other costs	—	17.8	—	0.2	—	18.0
Affiliate (income) expense, net	—	12.5	(13.2)	0.7	—	0.0

Total operating expenses	—	251.0	324.4	589.4	(6.5)	1,158.3

Income from operations	—	(71.7)	84.2	31.4	—	43.9

Other expense, net:
Interest expense, net	0.7	69.7	105.5	60.8	—	236.7
Affiliate interest (income) expense, net	—	—	7.0	(7.0)	—	—
Loss on extinguishment of debt	2.9	—	2.8	3.0	—	8.7
Other (income) expense, net	—	6.6	(57.1)	21.6	—	(28.9)

Total other expense, net	3.6	76.3	58.2	78.4	—	216.5

Loss before income tax benefit	(3.6)	(148.0)	26.0	(47.0)	—	(172.6)
Income tax provision (benefit)	(1.6)	(61.9)	8.9	28.8	—	(25.8)
Equity in loss (earnings) of subsidiaries	144.8	58.7	(8.9)	(1.8)	(192.8)	—

Net income (loss)	$(146.8)	$(144.8)	$26.0	$(74.0)	$192.8	$(146.8)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(22.7)	$(24.1)	$7.6	$2.0	$14.5	$(22.7)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	38.2	—	38.2
Defined benefit plan funding status, net of tax	—	—	—	(0.2)	—	(0.2)

Total other comprehensive income (loss)	—	—	—	38.0	—	38.0

Comprehensive income (loss)	$(22.7)	$(24.1)	$7.6	$40.0	$14.5	$15.3

	Three Months Ended November 30, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(47.9)	$(48.0)	$22.6	$(30.3)	$55.7	$(47.9)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(116.3)	—	(116.3)
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1

Total other comprehensive income (loss)	—	—	—	(116.2)	—	(116.2)

Comprehensive income (loss)	$(47.9)	$(48.0)	$22.6	$(146.5)	$55.7	$(164.1)

	Six Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(56.0)	$(56.1)	$(11.1)	$18.5	$48.7	$(56.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	100.9	—	100.9
Defined benefit plan funding status, net of tax	—	—	—	(0.5)	—	(0.5)

Total other comprehensive income (loss)	—	—	—	100.4	—	100.4

Comprehensive income (loss)	$(56.0)	$(56.1)	$(11.1)	$118.9	$48.7	$44.4

	Six Months Ended November 30, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(146.8)	$(144.8)	$26.0	$(74.0)	$192.8	$(146.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(112.2)	—	(112.2)
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1

Total other comprehensive income (loss)	—	—	—	(112.1)	—	(112.1)

Comprehensive income (loss)	$(146.8)	$(144.8)	$26.0	$(186.1)	$192.8	$(258.9)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$(65.9)	$29.3	$(11.7)	$—	$(48.3)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(39.8)	—	(39.8)
Change in restricted cash	—	—	—	1.8	—	1.8
Purchases of property, equipment and software	—	(1.1)	(14.8)	(2.2)	—	(18.1)

Net cash used in investing activities	—	(1.1)	(14.8)	(40.2)	—	(56.1)

Cash flows from financing activities:
Proceeds from issuance of stock	—	—	—	—	—	—
Payments on capital lease obligations	—	—	(0.2)	(0.5)	—	(0.7)
Proceeds from issuance of debt	—	2,778.9	—	—	—	2,778.9
Payments on long-term debt	—	(2,801.6)	—	—	—	(2,801.6)
(Payments) proceeds from affiliate within group	—	—	—	—	—	—
Deferred financing fees	—	(27.6)	—	—	—	(27.6)

Net cash provided by (used in) financing activities	—	(50.3)	(0.2)	(0.5)	—	(51.0)

Effect of exchange rate changes on cash and cash equivalents		—	—	9.5	—	9.5

Net increase (decrease) in cash and cash equivalents	—	(117.3)	14.3	(42.9)	—	(145.9)
Cash and cash equivalents at the beginning of the period	—	138.9	25.5	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$21.6	$39.8	$177.1	$—	$238.5

	Six Months Ended November 30, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$(113.8)	$22.8	$(71.4)	$—	$(162.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,482.2)	(15.1)	(4.3)	—	—	(1,501.6)
Change in restricted cash	—	0.2	(1.5)	(1.8)	—	(3.1)
Purchases of property, equipment and software	—	(1.0)	(5.3)	(2.5)	—	(8.8)

Net cash used in investing activities	(1,482.2)	(15.9)	(11.1)	(4.3)	—	(1,513.5)

Cash flows from financing activities:
Proceeds from issuance of stock	480.0	—	—	—	—	480.0
Payments on capital lease obligations	—	—	—	(0.5)	—	(0.5)
Proceeds from issuance of debt	—	1,563.8	380.0	120.0	—	2,063.8
Payments on long-term debt	(55.5)	(257.5)	(386.4)	(146.1)	—	(845.5)
(Payments) proceeds from affiliate within group	1,057.7	(1,081.4)	—	23.7	—	(0.0)
Deferred financing fees	—	(55.2)	(22.5)	(6.3)	—	(84.0)

Net cash provided by (used in) financing activities	1,482.2	169.7	(28.9)	(9.2)	—	1,613.8

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(13.8)	—	(13.8)

Net increase (decrease) in cash and cash equivalents	—	40.0	(17.2)	(98.7)	—	(75.9)
Cash and cash equivalents at the beginning of the period	—	2.3	33.9	300.8	—	337.0

Cash and cash equivalents at the end of the period	$—	$42.3	$16.7	$202.1	$—	$261.1

18. Subsequent Events

On December 3, 2012, we acquired strategic solution partner Orbis Global, a privately held company located in San Francisco, California, for approximately $15.3 million, net of cash acquired. Orbis Global is a leading provider of SaaS-based marketing resource management (MRM) software to large and mid-market companies. Orbis Global is a significant addition to our Infor Epiphany suite and complements our marketing management offering. The Orbis Global MRM solution addresses our customers’ needs by enhancing marketing lifecycle management to enable faster, more effective decision making from marketing, sales and service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended November 30, 2012, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2012, which are included in the Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012, and related notes thereto.

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

Hereafter, any reference to Infor, we, our, us or the Company refers to the combined company and the consolidated financial statements thereof presented under common control.

Management Overview

General

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We develop, market, distribute and service enterprise software applications that help organizations manage their businesses. We deliver integrated enterprise business solutions including customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning (ERP), financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, supplier relationship management and supply chain management (SCM), including business specific inventory management, transportation logistics, manufacturing and warehouse management software. Infor also offers software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have over 12,400 employees worldwide and have offices in 38 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2013, our Americas, EMEA and APAC regions generated approximately 57.0%, 33.7% and 9.3% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, for additional information related to our recent acquisitions.

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

Fiscal 2013 Acquisitions

On December 3, 2012, we acquired strategic solution partner Orbis Global, a privately held company located in San Francisco, California, for approximately $15.3 million, net of cash acquired. In addition, in the first quarter of fiscal 2013, we made two acquisitions for an aggregate purchase price of $39.8 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

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

Financing Activities

In the second quarter of fiscal 2013, we entered into an amendment to our Credit Agreement pursuant which we refinanced the outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million Tranche B-2 Term Loan and reduced the applicable interest rate margin by 1.0%. Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

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

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures as well. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP measures include non-GAAP revenues, non-GAAP income from operations and non-GAAP operating margin. See, Non-GAAP Financial Measure Reconciliations, below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding GAAP measures.

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

For the second quarter of fiscal 2013, the average exchange rates for the U.S. Dollar against the Euro strengthened by approximately 5.8% and weakened against the British Pound by approximately 1.7% as compared to the average exchange rates for second quarter of fiscal 2012. For the six months ended November 30, 2012, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 9.7% and 1.1%, respectively, as compared to the average exchange rates for the similar period of fiscal 2012.

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period using constant currency disclosure. To present this information, the most current period results for our entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect in the prior comparable period) rather than the actual exchange rates in effect during the respective periods. In each of the tables below, we present the percent change based on actual results in reported currency and in constant currency.

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in	Total	Change Due	Change in	Total
Three Months Ended November 30,	to Currency	Constant	Change	to Currency	Constant	Change
2012 vs. 2011	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
License fees	$(1.2)	$2.3	$1.1	(1.0)%	1.9%	0.9%
Product updates and support fees	(2.9)	44.8	41.9	(1.0)	14.0	13.0

Software revenues	(4.1)	47.1	43.0	(0.9)	10.7	9.8
Consulting services and other fees	(3.4)	2.0	(1.4)	(1.7)	1.0	(0.7)

Total revenues	$(7.5)	$49.1	$41.6	(1.2)%	7.7%	6.5%

Total operating expenses	$(7.1)	$(27.7)	$(34.8)	(1.2)%	(4.6)%	(5.8)%

(in millions, except percentages)	Change Due	Change in	Total	Change Due	Change in	Total
Six Months Ended November 30,	to Currency	Constant	Change	to Currency	Constant	Change
2012 vs. 2011	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
License fees	$(5.1)	$14.1	$9.0	(2.4)%	6.6%	4.2%
Product updates and support fees	(17.7)	116.0	98.3	(2.9)	18.7	15.8

Software revenues	(22.8)	130.1	107.3	(2.7)	15.6	12.9
Consulting services and other fees	(14.8)	19.6	4.8	(4.0)	5.3	1.3

Total revenues	$(37.6)	$149.7	$112.1	(3.2)%	12.5%	9.3%

Total operating expenses	$(34.9)	$(22.4)	$(57.3)	(3.0)%	(1.9)%	(4.9)%

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2013 other than those discussed in Note 2, Summary of Significant Accounting Policies.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
Revenues:
License fees	$120.6	$119.5	0.9%	1.9%	$221.4	$212.4	4.2%	6.6%
Product updates and support fees	363.0	321.1	13.0	14.0	720.1	621.8	15.8	18.7

Software revenues	483.6	440.6	9.8	10.7	941.5	834.2	12.9	15.6
Consulting services and other fees	198.9	200.3	(0.7)	1.0	372.8	368.0	1.3	5.3

Total revenues	682.5	640.9	6.5	7.7	1,314.3	1,202.2	9.3	12.5

Operating expenses:
Cost of license fees	20.2	22.2	(9.0)	(8.1)	37.8	40.7	(7.1)	(4.7)
Cost of product updates and support fees	63.6	66.2	(3.9)	(2.6)	125.9	128.0	(1.6)	1.6
Cost of consulting services and other fees	150.0	153.3	(2.2)	(0.3)	290.1	286.2	1.4	5.7
Sales and marketing	114.1	107.3	6.3	7.6	212.6	200.2	6.2	9.5
Research and development	85.1	83.3	2.2	3.4	167.8	150.2	11.7	14.8
General and administrative	50.7	68.8	(26.3)	(25.9)	100.8	120.2	(16.1)	(14.1)
Amortization of intangible assets and depreciation	68.8	85.9	(19.9)	(19.6)	141.8	162.4	(12.7)	(10.8)
Restructuring costs	4.1	11.5	(64.3)	(63.5)	9.6	52.4	(81.7)	(80.2)
Acquisition related and other costs	12.7	5.6	126.8	126.8	14.6	18.0	(18.9)	(18.9)

Total operating expenses	569.3	604.1	(5.8)	(4.6)	1,101.0	1,158.3	(4.9)	(1.9)

Income from operations	113.2	36.8	207.6	208.7	213.3	43.9	385.9	392.0

Interest expense, net	103.4	119.7	(13.6)	(13.6)	211.6	236.7	(10.6)	(10.6)
Loss on extinguishment of debt	1.8	—	NM	NM	1.8	8.7	(79.3)	(79.3)
Other (income) expense, net	25.0	(45.9)	NM	NM	20.8	(28.9)	NM	NM

Loss before income tax	(17.0)	(37.0)	(54.1)	(56.8)	(20.9)	(172.6)	(87.9)	(90.4)
Income tax provision (benefit)	5.7	10.9	(47.7)	(47.7)	35.1	(25.8)	NM	NM

Net loss	$(22.7)	$(47.9)	(52.6)%	(54.7)%	$(56.0)	$(146.8)	(61.9)%	(64.7)%

*	NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and six-month periods ended November 30, 2012 and 2011 should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenue

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
Revenues:
License fees	$120.6	$119.5	0.9%	1.9%	$221.4	$212.4	4.2%	6.6%
Product updates and support fees	363.0	321.1	13.0	14.0	720.1	621.8	15.8	18.7

Software revenues	483.6	440.6	9.8	10.7	941.5	834.2	12.9	15.6
Consulting services and other fees	198.9	200.3	(0.7)	1.0	372.8	368.0	1.3	5.3

Total revenues	$682.5	$640.9	6.5%	7.7%	$1,314.3	$1,202.2	9.3%	12.5%

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

Total revenues increased by 7.7% in the second quarter of fiscal 2013 compared to the similar period of fiscal 2012, excluding the unfavorable foreign currency impact of 1.2%. On a constant currency basis, the increase was due to broad growth of software licenses, including increased SaaS revenues, significant growth in our product updates and support fees and growth in the volume of our consulting services and other fees. Excluding the unfavorable foreign currency rate impact of 3.2%, total revenues increased by 12.5% in the six-month period ended November 30, 2012 compared to the six month period ended November 30, 2011. Our year-to-date results were positively impacted by our acquisitions, particularly the impact of Lawson’s business in the first quarter of fiscal 2012. The results of Lawson have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately five months in the first six months of fiscal 2012.

License Fees. Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License fees also include revenues related to our SaaS offerings.

Second quarter license fees revenues increased by 1.9%, excluding a 1.0% unfavorable foreign currency rate impact, compared to the second quarter last year. At constant currency, the increase was primarily due to additional revenues of 4.4% related to increased SaaS revenues (which contributed 2.3%) and a decrease in the purchase accounting revenue adjustments related to license fees in the current quarter compared to the similar period last year primarily as a result of our acquisition of Lawson in the first quarter last year. These increases were somewhat offset by a 2.5% decrease related to license fees revenues as a result of fewer licensing transactions in the current quarter compared to the similar quarter last year.

Excluding the unfavorable foreign currency rate impact of 2.4%, license fees increased by 6.6% in the six-month period ended November 30, 2012 compared to the six-month period ended November 30, 2011. At constant currency, the year-to-date increase was primarily due to additional revenues of 7.1% related to increased SaaS revenues (which contributed 4.4%) and a decrease in the purchase accounting revenue adjustments related to license fees in fiscal 2013 compared to the similar period last year resulting from our acquisition of Lawson. These increases were somewhat offset by a 0.5% decrease related to license fees revenues as a result of fewer licensing transactions in the first six months of fiscal 2013 compared to the similar quarter last year.

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

Product updates and support fees increased by 14.0%, excluding the unfavorable foreign currency impact of 1.0%, in the current quarter compared to the second quarter last year. At constant currency, the increase was primarily the result of a decrease in the purchase accounting revenue adjustments related to Lawson product updates and support fees in the current quarter compared to the similar period last year which accounted for an increase of 12.4%. The remaining increase was largely attributable to increases in revenues related to new maintenance pull-through from new license transactions which more than offset customer attrition.

Product updates and support fees increased by 18.7%, excluding the unfavorable foreign currency impact of 2.9%, in the six-month period ended November 30, 2012 compared to the six-month period ended November 30, 2011. At constant currency, the increase was primarily the result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately five months in the first six months of fiscal 2012 which accounted for an increase of 7.0%. In addition, the purchase accounting revenue adjustments related to Lawson product updates and support fees decreased in the current year-to-date period compared to the similar period last year accounting for an increase of 10.7%. The remaining increase is attributable to increases in revenues related to new maintenance pull-through from new license sales and price increases offsetting customer attrition.

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

Consulting services and other fees increased by 1.0%, excluding the unfavorable foreign currency impact of 1.7% in the current quarter compared to the second quarter last year. At constant currency, second quarter consulting services and other fees increased primarily as a result of slightly higher volumes in our EMEA region as compared to the second quarter last year.

Consulting services and other fees increased by 5.3%, excluding the unfavorable foreign currency impact of 4.0% in the six-month period ended November 30, 2012 compared to the six month period ended November 30, 2011. At constant currency, consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately five months in the first six months of fiscal 2012.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $691.8 million at November 30, 2012, compared to $870.6 million at May 31, 2012.

The following table sets forth the components of deferred revenue:

	November 30,	May 31,
(in millions)	2012	2012
License fees	$32.7	$29.5
Product updates and support fees	592.7	766.1
Consulting services and other fees	66.4	75.0

Total deferred revenue	691.8	870.6
Less: current portion	673.2	851.9

Deferred revenue - non-current	$18.6	$18.7

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
Operating expenses:
Cost of license fees	$20.2	$22.2	(9.0)%	(8.1)%	$37.8	$40.7	(7.1)%	(4.7)%
Cost of product updates and support fees	63.6	66.2	(3.9)	(2.6)	125.9	128.0	(1.6)	1.6
Cost of consulting services and other fees	150.0	153.3	(2.2)	(0.3)	290.1	286.2	1.4	5.7
Sales and marketing	114.1	107.3	6.3	7.6	212.6	200.2	6.2	9.5
Research and development	85.1	83.3	2.2	3.4	167.8	150.2	11.7	14.8
General and administrative	50.7	68.8	(26.3)	(25.9)	100.8	120.2	(16.1)	(14.1)
Amortization of intangible assets and depreciation	68.8	85.9	(19.9)	(19.6)	141.8	162.4	(12.7)	(10.8)
Restructuring costs	4.1	11.5	(64.3)	(63.5)	9.6	52.4	(81.7)	(80.2)
Acquisition related and other costs	12.7	5.6	126.8	126.8	14.6	18.0	(18.9)	(18.9)

Total operating expenses	$569.3	$604.1	(5.8)%	(4.6)%	$1,101.0	$1,158.3	(4.9)%	(1.9)%

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

Cost of license fees decreased by 8.1%, excluding the favorable foreign currency impact of 0.9%, in the current quarter compared to the second quarter of fiscal 2012. At constant currency, this decrease was primarily due to lower third-party costs which accounted for a decrease of 13.4%. This decrease was somewhat offset by a 4.8% increase related to higher SaaS costs in-line with our higher SaaS revenues in the quarter.

Cost of license fees for the first six months of fiscal 2013 decreased by 4.7%, excluding the favorable foreign currency impact of 2.4%, compared to the first six months of fiscal 2012. At constant currency, this decrease was primarily due to lower third-party costs which accounted for a decrease of 9.7%. This decrease was somewhat offset by a 5.5% increase related to higher SaaS costs again in-line with our higher SaaS revenues in the first six months of fiscal 2012.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 2.6%, excluding the favorable foreign currency impact of 1.3%, in the current quarter compared to the corresponding prior period. At constant currency, this decrease was primarily due to a decrease in employee-related support costs in the quarter which was somewhat offset by an increase in our channel partner commissions compared to the second quarter last year.

For the first six months of fiscal 2013, cost of product updates and support fees increased by 1.6%, excluding the favorable foreign currency impact of 3.2%, compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in our channel partner commissions and third-party royalties. These increases were somewhat offset by decreased employee-related support cost.

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

Cost of consulting services and other fees decreased by 0.3%, excluding the favorable foreign currency impact of 1.9%, in the current quarter compared to the corresponding prior period. At constant currency, cost consulting services and other fees was generally in-line with the prior quarter, with a slight decrease.

For the first six months of fiscal 2013, cost of consulting services and other fees increased by 5.7%, excluding the favorable foreign currency impact of 4.3%, compared to the corresponding prior period. At constant currency, cost of consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately five months in the first six months of fiscal 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 7.6%, excluding the favorable foreign currency impact of 1.3%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses increased primarily as a result of increased employee-related sales costs due to an increase in headcount in our sales and marketing organizations in the current quarter of approximately 109, or 5.5%, compared to the similar period last year.

Sales and marketing expenses increased by 9.5%, excluding the favorable foreign currency impact of 3.3%, in the six-month period ended November 30, 2012 compared to the six-month period ended November 30, 2011. On a constant currency basis, sales and marketing expenses increased primarily as a result of increased employee-related sales costs due to the increase in headcount in our sales and marketing organizations in fiscal 2013. In addition, the inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

Research and Development. Research and development expenses consist primarily of personnel related expenditures.

Research and development expense increased by 3.4%, excluding the favorable foreign currency impact of 1.2%, in the current quarter compared to the second quarter last year. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to a net increase of 110, or 3.3%, in our developer headcount in the second quarter of fiscal 2013 as compared to last year as we continue to make significant investment in our development capacity.

Research and development expense, excluding the favorable foreign currency impact of 3.1%, increased by 14.8% in the six-month period ended November 30, 2012 compared to the six-month period ended November 30, 2011. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs and overhead allocations due to increased headcount as well as an increase in professional fees. In addition, the inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 25.9%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses decreased 14.9% primarily as a result of a decrease in our consulting expenses due to lower legal costs related to certain patent litigation matters. In addition, general and administrative expenses decreased 7.7% due to a decrease in employee-related costs as a result of a net decrease of 213, or 12.4%, in our administrative functions’ headcount in the second quarter of fiscal 2013 as compared to last year primarily due to our restructuring activities.

General and administrative expenses decreased by 14.1%, excluding the favorable foreign currency impact of 2.0%, in the six-month period ended November 30, 2012 compared to the six-month period ended November 30, 2011. On a constant currency basis, general and administrative expenses decreased 6.9% primarily as a result of lower professional fees including legal costs related to certain patent litigation matters. In addition, general and administrative expenses decreased 2.6% and 2.1%, respectively, due to a decrease in bad debt expense and a decrease in employee-related costs as a result of lower administrative headcount primarily due to our restructuring activities.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 19.6%, excluding the favorable impact of foreign currency of 0.3%, in the current quarter compared to the second quarter last year. This decrease was primarily a result of certain assets being fully amortized /depreciated in fiscal 2012 with no corresponding expense recorded in the second quarter of fiscal 2013.

Amortization of intangible assets and depreciation decreased by 10.8% in the six-month period ended November 30, 2012 compared with the six-month period ended November 30, 2011 excluding the favorable impact of foreign currency of 1.9%. The year-to-date decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2012 with no corresponding expense recorded in the first six months of fiscal 2013. The decrease was somewhat offset by the increase in intangible asset amortization related to the inclusion of Lawson for the full period of fiscal 2013.

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

We recorded restructuring charges of $4.1 million in the current quarter compared to restructuring charges of $11.5 million in the second quarter last year.

We incurred restructuring charges of $9.6 million in the six-month period ended November 30, 2011 compared with $52.4 million in the six-month period ended November 30, 2010.

The restructuring charges recorded in the three and six months ended November 30, 2012, were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions. The restructuring charges recorded in the corresponding periods last year were primarily for employee severance costs related to our acquisition of Lawson.

Acquisition Related and Other Costs. Acquisition related and other costs include transaction and integration costs related to our acquisitions primarily professional services fees and certain employee costs related to transitional and certain other employees. Acquisition related and other costs also include certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities.

Second quarter fiscal 2013 acquisition related and other costs of $12.7 million increased by approximately $7.1 million compared to $5.6 million in the second quarter last year.

For the first six months of fiscal 2013 acquisition related and other costs of $14.6 million decreased by approximately $3.4 million compared to $18.0 million in the comparable period last year.

For the three and six-months ended November 30, 2012, acquisition related and other costs include costs related primarily to our refinancing activities. The fiscal 2012 costs were primarily related to our acquisition of Lawson, the integration of Lawson’s operations into Infor and cost incurred for related financing activities.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2012 vs. 2011
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
Interest expense, net	$103.4	$119.7	(13.6)%	(13.6)%	$211.6	$236.7	(10.6)%	(10.6)%
Loss on extinguishment of debt	1.8	—	NM	NM	1.8	8.7	(79.3)	(79.3)
Other (income) expense, net	25.0	(45.9)	NM	NM	20.8	(28.9)	NM	NM

Total non-operating expenses	$130.2	$73.8	76.4%	75.6%	$234.2	$216.5	8.2%	7.4%

*	NM — Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash, marketable securities, and other investments.

Interest expense, net decreased by $16.3 million, or 13.6% to $103.4 million in the current quarter compared to $119.7 million in the corresponding prior period. The decrease in interest expense was due to a decrease in outstanding debt balances as a result of the recapitalization of our debt structure in the fourth quarter of last year and the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013. As a result of these financing transactions, interest expense decreased by $6.6 million due to lower interest rates and $3.3 million due to lower amortization of deferred financing fees and debt discounts. In addition, we had a $4.8 million decrease in interest expense related to affiliate loans as the outstanding balance on these loans was contributed as equity as part of the recapitalization of our debt structure in fiscal 2012 and a $1.3 million increase in interest income in the current quarter as compared to the similar period last year.

Interest expense decreased by $25.1 million, or 10.6% to $211.6 million in the six-month period ended November 30, 2012 compared to $236.7 million in the six-month period ended November 30, 2011. Year-to-date interest expense, net decreased as a result of our recapitalization and refinancing transactions including a decrease of $14.9 million due to lower amortization of deferred financing fees and debt discounts and a $9.7 million decrease in interest expense related to affiliate loans.

Loss on Extinguishment of Debt. The $1.8 million loss on extinguishment of debt recorded in the second quarter of fiscal 2013 represented the net book value of deferred financing fees written off in the three-month period ended November 30, 2012, and other costs incurred in connection with our refinancing transactions during the period for those lenders treated as an extinguishment rather than a modification of debt. There was no similar activity in the second quarter of fiscal 2012.

For the first six months of fiscal 2012, the $8.7 million loss on extinguishment of debt recorded represented the net book value of deferred financing fees and the remaining debt discount written off in the first quarter of fiscal 2012 in connection with our debt transactions during the period.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $25.0 million in the current quarter compared to $45.9 million net gain in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first six months of fiscal 2013, other (income) expense, net was a net expense of $20.8 million compared to net income of $28.9 million in the six-month period ended November 30, 2011. The decrease in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision (Benefit)

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual		Constant Currency
Income tax provision (benefit)	$5.7	$10.9	(47.7)%	(47.7)%	$35.1	$(25.8)	NM	%	NM	%
Effective income tax rate	(33.5)%	(29.5)%			(167.9)%	14.9%

*	NM — Percentage not meaningful

Our quarterly income tax expense or benefit is measured using an estimated annual effective tax rate for the period. We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs.

The change in the effective tax rate for the three months ended November 30, 2012, compared to the similar periods last year was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, current year Subpart F inclusions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j) in the previous year period, tax law changes in Sweden and the United Kingdom in the current year, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, changes in various withholding taxes, and changes in the valuation allowances recorded for various foreign subsidiary net operating losses. The items accounting for the difference between income taxes computed at the statutory rate and the expense from income taxes primarily relate to Subpart F income inclusions, tax law changes in Sweden and the United Kingdom, losses not providing benefits, nondeductible expenses, foreign withholding taxes, differences in foreign statutory rates, state income taxes and unrecognized tax benefits.

The change in the effective tax rate for the first six months of fiscal 2012, compared to the similar periods last year was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), Subpart F inclusions, a tax law change in Australia, Sweden and the United Kingdom, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, changes in various withholding taxes, and changes in the valuation allowances recorded for various foreign subsidiary net operating losses.

Following the Infor combination transaction that occurred on April 5, 2012, the Company is evaluating various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While the Company has not finalized any specific plans at this time, we expect to finalize such plans during the second half of fiscal 2013. At that time, the Company expects to evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

The American Taxpayer Relief Act of 2012 was signed into law by President Obama on January 2, 2013 and included retroactive extensions through December 31, 2013 of certain business tax provisions that had expired, including the controlled foreign corporation look-through exception to the U.S. subpart F anti-deferral rules. As the exception had not been signed into law as of November 30, 2012, our estimated annual effective tax rate for the period presented does not reflect the benefit of the controlled foreign corporation look-through exception. As a result, the legislation will be treated as a type 2 subsequent event and the related tax benefit will be recorded in our fiscal third quarter. We are in the process of measuring the impact of the legislation on both the third quarter and full year fiscal 2013 tax expense. While this analysis is expected to be completed in the third quarter, we expect that the application of the controlled foreign corporation look-through exception may materially affect our tax expense for the third quarter and full year fiscal 2013.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income and operating margin provide meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets, to serve as a measurement for incentive compensation awards and to manage expenditures. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. We believe these non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to users because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required and/or permitted by our lenders in our reporting to them.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
GAAP revenues	$682.5	$640.9	6.5%	7.7%	$1,314.3	$1,202.2	9.3%	12.5%
Non-GAAP revenue adjustments:
Purchase accounting impact on license fees	3.5	5.4			8.3	12.5
Purchase accounting impact on product updates and support fees	0.5	40.3			1.1	67.8
Purchase accounting impact on consulting services and other fees	1.5	0.7			2.9	1.8

Total non-GAAP revenue adjustments	5.5	46.4			12.3	82.1

Non-GAAP revenues	$688.0	$687.3	0.1%	1.2%	$1,326.6	$1,284.3	3.3%	6.2%

Non-GAAP Income from Operations

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2013 vs. 2012		November 30,		Fiscal 2013 vs. 2012
(in millions, except percentages)	2012	2011	Actual	Constant Currency	2012	2011	Actual	Constant Currency
GAAP income from operations	$113.2	$36.8	207.6%	208.7%	$213.3	$43.9	385.9%	392.0%
GAAP operating margin	16.6%	5.7%			16.2%	3.7%
Non-GAAP revenue adjustments	5.5	46.4			12.3	82.1
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	(0.4)	(1.3)			(0.8)	(2.3)
Amortization	60.2	73.6			126.4	141.6
Stock-based compensation	1.5	0.2			2.8	0.3
Acquisition related and other costs	12.7	5.6			14.6	18.0
Restructuring costs	4.1	11.5			9.6	52.4

Total non-GAAP costs and operating expense adjustments	78.1	89.6			152.6	210.0

Non-GAAP income from operations	$196.8	$172.8	13.9%	14.3%	$378.2	$336.0	12.6%	14.4%

Non-GAAP operating margin	28.6%	25.1%			28.5%	26.2%

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

Acquisition Related and Other Costs. We have incurred various transaction and integration costs related to our acquisitions as well as costs associated with our debt financing. The costs of acquiring and integrating the operations of acquired businesses as well as costs associated with our debt financing are incremental to our historical costs and are charged to our GAAP results of operations in the periods incurred. We do not consider these costs in our assessment of our operating performance. While these costs are not recurring with respect to our past acquisitions and debt activities, we may incur similar costs in the future if we pursue other acquisitions and debt activities. These costs are primarily reflected in acquisition related and other costs in our Consolidated Statements of Operations. Included in these costs are certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities. We believe that the exclusion of the non-recurring acquisition related and other costs provides users a useful alternative view of our results of operations and facilitates comparisons of our results period-over-period.

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

Liquidity and Capital Resources

Cash Flows and Capital Resources

	Six Months Ended
(in millions, except percentages)	November 30,
Cash Flows	2012	2011	Change
Cash provided by (used in):
Operating activities	$(48.3)	$(162.4)	(70.3)%
Investing activities	(56.1)	(1,513.5)	(96.3)
Financing activities	(51.0)	1,613.8	NM
Effect of exchange rate changes on cash and cash equivalents	9.5	(13.8)	NM

Net change in cash and cash equivalents	$(145.9)	$(75.9)	92.2%

*	NM - Percentage not meaningful

(in millions, except percentages)	November 30,	May 31,
Capital Resources	2012	2012	Change
Working capital deficit	$(541.3)	$(526.0)	2.9%
Cash and cash equivalents	$238.5	$384.4	(38.0)%

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

In the first quarter of fiscal 2013 we completed two acquisitions for an aggregate purchase price of $39.8 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the six-month period ended November 30, 2012, was $48.3 million. Net loss from operations plus non-cash items provided $121.6 million in cash while changes in operating assets and liabilities used cash of $169.9 million. The uses of cash were primarily from a $200.9 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, and a $58.0 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to a payment of fiscal year end incentives. These uses of cash were partially offset by a $55.4 million decrease in accounts receivable, net and $34.6 million related to our income tax receivable/payable.

Net cash used in operating activities for the six-month period ended November 30, 2011, was $162.4 million. Net loss from operations plus non-cash items used $10.5 million in cash, which was due to positive cash flow from operations less significant one-time cash payments for deal related expenses and severance for terminated employees related to the Lawson acquisition. Changes in operating assets and liabilities used $151.9 million, primarily due to a $129.2 million decrease in deferred revenue, a $27.7 million decrease in accounts payable, accrued expenses and other liabilities, and $26.4 million related to income tax receivable/payable. These uses of cash were somewhat offset by a $19.0 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $56.1 million in the six-month period ended November 30, 2012. The primary uses of cash were $39.8 million net cash used for our acquisitions and $18.1 million used to purchase other property, equipment and software.

Net cash used in investing activities was $1,513.5 million in the six-month period ended November 30, 2011. The primary use of cash was $1,501.6 million net cash used for our acquisitions, primarily Lawson.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.0 million in the six-month period ended November 30, 2012. The primary uses of cash were $2,801.6 million in debt repayments and $27.6 million that we in capitalized as deferred financing fees relating to the refinancing of our Tranche B Term Loan. These uses of cash were mostly offset by $2,778.9 million from the issuance of debt related to our second quarter debt refinancing.

Net cash provided by financing activities was $1,613.8 million in the six-month period ended November 30, 2011. The primary sources of cash were $2,063.8 million from the issuance of debt, predominantly related to debt incurred to facilitate the purchase of Lawson, and $480.0 million from equity transactions. These sources of cash were somewhat offset by primarily $845.5 million in debt repayments.

Effect of Exchange Rate Changes

For the six months ended November 30, 2012, changes in foreign currency exchange rates resulted in a $9.5 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $13.8 million during the six months ended November 30, 2011.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $541.3 million at November 30, 2012, compared to $526.0 million at May 31, 2012. At November 30, 2012, our cash decreased by $145.9 million compared to the balance at May 31, 2012. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of fiscal 2013, the most significant changes in our current assets, other than cash, included a decrease in our accounts receivable, net, of $46.1 million. During the first six months of fiscal 2013 the most significant changes in our current liabilities included a decrease in our deferred revenue of $178.7 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due the timing of maintenance and support subscription renewals, as well as a decrease in accrued expenses of $45.2 million.

Cash and Cash Equivalents

As of November 30, 2012, we had $238.5 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of November 30, 2012, $61.4 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $177.2 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	November 30, 2012		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	370.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,793.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	322.7	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	324.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(18.1)		(4.6)

Total long-term debt	5,367.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt - non-current	$5,275.9		$5,267.8

As of November 30, 2012, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Refinancing Amendment

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the Amendment) to our April 5, 2012 credit agreement (the Credit Agreement) discussed below. The Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,673.0 million with a new $2,793.1 million term loan (the Tranche B-2 Term Loan).

Interest on the Tranche B-2 Term Loan is based, at our option, on a LIBOR rate, plus a margin of 4.0% per annum, with a LIBOR floor of 1.25%, or an alternate base rate, plus a margin. This is a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on a LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of the assets of Infor, Infor (US), Inc. and the Guarantor Subsidiaries.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan. Additionally, $344.0 million owed to Lux Bond Co. by Infor was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $4.8 million of letters of credit have reduced the amount available under the Revolver to $145.2 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

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

Restricted Cash

We had approximately $7.8 million of restricted cash as of November 30, 2012, of which approximately $4.0 million and $3.8 million have been reflected in other current assets and other assets, respectively, on our Condensed Consolidated Balance Sheets. The restricted cash balance relates primarily to various collateral arrangements related to our property leases worldwide.

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

Total contractual obligations at May 31, 2012, were $8,069.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended November 30, 2012. At November 30, 2012, we had recorded a liability for uncertain tax positions of $202.0 million. Over the next 12 months, we expect a net reduction of approximately $18.1 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 51.3% and 51.6% of our total revenues for the first six months of fiscal 2013 and 2012, respectively. International cost of revenues and operating expenses accounted for 49.4% and 50.8% of our total cost of revenues and operating expenses for the first six months of fiscal 2013 and 2012, respectively.

As of November 30, 2012, and May 31, 2012, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.4% and 5.7%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.2% and 1.3% as of November 30, 2012, and May 31, 2012, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.8% and 1.6% as of November 30, 2012, and May 31, 2012, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of November 30, 2012, and May 31, 2012, we had $5,367.1 million and $5,358.6 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at November 30, 2012, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.25% or 2.25%. On November 30, 2012, the three-month LIBOR and EURIBOR rates were 0.31% and 0.19%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the November 30, 2012, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 58 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2013

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Kevin Samuelson

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at November 30, 2012 and May 31, 2012,

ii.	Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2012 and 2011,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2012 and 2011,

iv.	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and 2011, and

v.	Notes to Condensed Consolidated Financial Statements.