Form 10-Q
period 2013-02-28
Infor, Inc.
filed 2013-04-10
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

The number of shares of our common stock outstanding on April 5, 2013 was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended February 28, 2013, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Registration Statement on Form S-4, filed with the SEC on August 23, 2012, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$362.9	$384.4
Accounts receivable, net	391.2	412.6
Prepaid expenses	107.4	100.1
Income tax receivable	25.0	36.0
Other current assets	15.9	20.7
Deferred tax assets	11.9	11.4

Total current assets	914.3	965.2

Property and equipment, net	69.9	63.3
Intangible assets, net	1,125.6	1,257.3
Goodwill	4,128.0	4,011.4
Deferred tax assets	89.9	75.2
Other assets	32.8	23.1
Deferred financing fees, net	147.3	138.2

Total assets	$6,507.8	$6,533.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$60.4	$49.5
Income taxes payable	49.2	18.7
Accrued expenses	388.9	434.5
Deferred tax liabilities	51.4	45.8
Deferred revenue	822.5	851.9
Current portion of long-term obligations	91.2	90.8

Total current liabilities	1,463.6	1,491.2

Long-term debt	5,257.9	5,267.8
Deferred tax liabilities	153.0	179.8
Other long-term liabilities	217.0	215.4

Total liabilities	7,091.5	7,154.2

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at February 28, 2013 and May 31, 2012	—	—
Additional paid-in capital	1,242.4	1,234.2
Receivable from stockholders	(26.5)	(21.4)
Accumulated other comprehensive income (loss)	124.4	(38.1)
Accumulated deficit	(1,924.0)	(1,795.2)

Total stockholders’ deficit	(583.7)	(620.5)

Total liabilities and stockholders’ deficit	$6,507.8	$6,533.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues:
License fees	$121.2	$132.2	$342.6	$344.6
Product updates and support fees	356.9	327.4	1,077.0	949.2

Software revenues	478.1	459.6	1,419.6	1,293.8
Consulting services and other fees	185.3	185.1	558.1	553.1

Total revenues	663.4	644.7	1,977.7	1,846.9

Operating expenses:
Cost of license fees (1)	19.5	22.5	57.3	63.2
Cost of product updates and support fees (1)	65.2	64.8	191.1	192.8
Cost of consulting services and other fees (1)	148.6	151.7	438.7	437.9
Sales and marketing	114.2	108.2	326.8	308.4
Research and development	89.2	83.1	257.0	233.3
General and administrative	49.4	54.7	150.2	174.9
Amortization of intangible assets and depreciation	67.7	81.4	209.5	243.8
Restructuring costs	(2.1)	(0.1)	7.5	52.3
Acquisition related and other costs	1.3	5.4	15.9	23.4

Total operating expenses	553.0	571.7	1,654.0	1,730.0

Income from operations	110.4	73.0	323.7	116.9

Other expense, net:
Interest expense, net	103.5	116.9	315.1	353.6
Loss on extinguishment of debt	—	—	1.8	8.7
Other (income) expense, net	89.5	(23.7)	110.3	(52.6)

Total other expense, net	193.0	93.2	427.2	309.7

Loss before income tax	(82.6)	(20.2)	(103.5)	(192.8)
Income tax provision (benefit)	(9.8)	8.9	25.3	(16.9)

Net loss	$(72.8)	$(29.1)	$(128.8)	$(175.9)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net loss	$(72.8)	$(29.1)	$(128.8)	$(175.9)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	61.7	25.4	162.6	(86.8)
Defined benefit plan funding status, net of tax	0.4	—	(0.1)	0.1

Total other comprehensive income (loss)	62.1	25.4	162.5	(86.7)

Comprehensive income (loss)	$(10.7)	$(3.7)	$33.7	$(262.6)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net loss	$(128.8)	$(175.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	209.5	243.8
Provision for doubtful accounts and billing adjustments	3.9	4.8
Provision for sales allowances	3.0	2.0
Deferred income taxes	(38.9)	(35.4)
Non-cash (gain) loss on foreign currency	110.4	(52.1)
Non-cash interest	18.6	43.6
Non-cash loss on extinguishment of debt	1.3	7.5
Stock-based compensation expense	8.7	0.4
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(12.6)	3.3
Accounts receivable, net	29.2	(23.6)
Income tax receivable/payable	41.8	(32.3)
Deferred revenue	(52.0)	38.8
Accounts payable, accrued expenses and other liabilities	(52.8)	(39.9)

Net cash provided by (used in) operating activities	141.3	(15.0)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(55.0)	(1,507.8)
Change in restricted cash	3.0	(3.0)
Purchases of property, equipment and software	(28.0)	(14.9)

Net cash used in investing activities	(80.0)	(1,525.7)

Cash flows from financing activities:
Proceeds from issuance of stock	—	482.5
Proceeds from repayment of stockholder loans	—	2.7
Loans to stockholders	(13.2)	—
Payments on capital lease obligations	(1.1)	(0.9)
Proceeds from issuance of debt	2,778.9	2,063.8
Payments on long-term debt	(2,824.4)	(848.3)
Deferred financing fees	(27.6)	(84.0)
Other	(0.6)	—

Net cash (used in) provided by financing activities	(88.0)	1,615.8

Effect of exchange rate changes on cash and cash equivalents	5.2	(6.6)

Net (decrease) increase in cash and cash equivalents	(21.5)	68.5
Cash and cash equivalents at the beginning of the period	384.4	337.0

Cash and cash equivalents at the end of the period	$362.9	$405.5

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$73.5	$2,470.7
Liabilities assumed in acquisitions	$16.0	$962.9

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

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Lux Bond Co, a subsidiary of IGS Intermediate Holdings and Infor’s immediate parent company. Previously, the receivables were classified on our Consolidated Balance Sheets as other assets. Based upon our review of the nature of transactions that resulted in these receivables and our expectation as to the timing of the payments, we corrected our presentation of our affiliate receivables and reclassified the balance from other assets to receivable from stockholders on our Condensed Consolidated Balance Sheets as of February 28, 2013, and May 31, 2012. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Condensed Consolidated Statement of Cash Flows. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these changes and concluded that they were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of the error in the current filing.

The revision resulted in a $21.4 million and $13.8 million reclassification from other assets to receivable from stockholders on our Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity as of May 31, 2012, and May 31, 2011, respectively, and a $26.2 million and $31.4 million reclassification in our Condensed Consolidated Balance Sheets as of August 31, 2012 and November 30, 2012, respectively. The revision had no impact on our previously issued Consolidated Statement of Operations for our fiscal years ended May 31, 2010, May 31, 2011 and May 31, 2012, and had an immaterial impact on our Condensed Consolidated Statement of Operations for the three-month period ended August 31, 2012 and the six-month period ended November 30, 2012. The revision resulted in a $7.6 million reclassification from Cash flows from operating activities to Cash flows from financing activities in our Consolidated Statement of Cash Flows for the fiscal year ended May 31, 2012, and a $4.8 million and $10.1 million reclassification from Cash flows from operating activities to Cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the three-month period ended August 31, 2012 and the six-month period ended November 30, 2012, respectively. The reclassification did not impact our Consolidated Statement of Cash Flows for our fiscal years ended May 31, 2011 and May 31, 2010.

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

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (SaaS) offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in license fees revenues in our Condensed Consolidated Statements of Operations and were approximately $11.8 million and $5.6 million in the third quarter of fiscal 2013 and 2012, respectively, and $32.9 million and $11.8 million in the first nine months of fiscal 2013 and 2012, respectively.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2012	$18.1
Provision	3.9
Write-offs and recoveries	(6.4)
Currency translation effect	0.5

Balance, February 28, 2013	$16.1

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2012	$9.6
Provision	3.0
Write-offs	(3.4)
Currency translation effect	0.8

Balance, February 28, 2013	$10.0

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange losses of $89.6 million for the three months ended February 28, 2013, and net foreign exchange gains of $23.6 million for the comparable three months ended February 29, 2012. In the first nine months of fiscal 2013 and 2012 we recognized net foreign currency exchange losses of $110.4 million and net foreign currency exchange gains of $52.1 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements — Not Yet Adopted

In February 2013, the FASB provided final guidance relating to the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires the presentation of information related to the reclassification adjustments from accumulated other comprehensive income in a single location either in a note or on the face of the financial statements. Information to present includes the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, the income statement line items affected by the reclassification, and if the component is not required to be reclassified to net income in its entirety, a cross reference to the related note for additional information. This guidance is effective for annual and interim periods beginning after December 15, 2012 (our fourth quarter of fiscal 2013). Other than a change in presentation, we do not expect the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2013

In the first nine months of fiscal 2013, we made three acquisitions for a combined purchase price of $57.5 million, net of cash acquired. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to Infor’s results for the three and nine month periods ended February 28, 2013.

The purchase consideration related to certain of these acquisitions is subject to certain post-closing adjustments and may include additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. We have estimated the fair value of the contingent consideration to be $3.3 million as of February 28, 2013. Any future change in the estimated fair value of the contingent consideration, during the contingency period through settlement, will be recorded in our results of operations in the period of such change. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and approximately $16.8 million. In addition, we have estimated that we are due post-closing adjustments of approximately $0.8 million as of February 28, 2013. These amounts are reflected in the combined purchase price stated above.

Our estimates of fair value and resulting allocation of purchase price related to certain of these acquisitions are preliminary as of February 28, 2013. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these unaudited Condensed Consolidated Financial Statements.

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

The following summarizes the unaudited pro forma financial information of Infor and Lawson for applicable periods as if the acquisition closed on June 1, 2010:

(in millions)	Nine Months Ended February 29, 2012
License fees	$363.6
Product updates and support fees	1,081.7

Software revenues	1,445.3
Consulting services and other fees	579.4

Total revenues	$2,024.7

Operating income	$217.3

Other Acquisitions – Fiscal 2012

We completed four additional acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $29.3 million, net of cash acquired.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the nine months ended February 28, 2013, was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2012	$784.8	$2,961.4	$265.2	$4,011.4
Goodwill acquired	34.5	2.8	1.5	38.8
Currency translation effect	12.9	59.7	5.2	77.8

Balance, February 28, 2013	$832.2	$3,023.9	$271.9	$4,128.0

Goodwill acquired during the first nine months of fiscal 2013 totaled $38.8 million related to our acquisitions. See Note 3, Acquisitions.

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

As a result of the change in our reportable segments, we performed a Step 1 goodwill impairment assessment as of June 1, 2011. No impairment was indicated at that time. In addition, we conducted our most recent annual impairment assessment in the second quarter of fiscal 2013. We performed a Step 1 goodwill impairment assessment as of September 30, 2012. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of February 28, 2013. We have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets at fair value including our cash equivalents. The following table summarizes the fair value of our financial assets that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of February 28, 2013, and May 31, 2012:

	February 28, 2013
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$—	$—	$—

Total	$—	$—	$—	$—

Liabilities
Contingent consideration	$—	$—	$3.3	$3.3

Total	$—	$—	$3.3	$3.3

	May 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$150.1	$—	$—	$150.1

Total	$150.1	$—	$—	$150.1

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to our acquisition of Orbis Global, an immaterial acquisition, in the third quarter of fiscal 2013. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the year following the acquisition as per the terms of the applicable purchase agreement. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liability is included in accrued expenses on our Condensed Consolidated Balance Sheets as of February 28, 2013. In future periods, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition related and other costs in our Consolidated Statements of Operations. See Note 3, Acquisitions.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2013 or fiscal 2012. The following table reconciles the change in our Level 3 assets/liabilities for the first nine months of fiscal 2013:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2012	$—
Contingent consideration	3.3
Total (gain) loss recorded in earnings	—

Balance, February 28, 2013	$3.3

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of February 28, 2013, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of February 28, 2013, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of February 28, 2013, and May 31, 2012, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

For our long-term debt we used recent market transactions and related market quotes of our long-term debt’s February 28, 2013 bid and ask pricing (Level 2 on the fair value hierarchy) to estimate fair value of our long-term debt for disclosure purposes. At February 28, 2013, and May 31, 2012, the total carrying value of our long-term debt was approximately $5,349.1 million and $5,358.6 million, respectively, and the estimated fair value of our long-term debt was approximately $5,671.9 million and $5,450.5 million, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	February 28,	May 31,
(in millions)	2013	2012
Accounts receivable	$357.5	$367.4
Unbilled accounts receivable	49.8	63.3
Less: allowance for doubtful accounts	(16.1)	(18.1)

Accounts receivable, net	$391.2	$412.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	February 28, 2013			May 31, 2012
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$1,769.7	$906.8	$862.9	$1,730.1	$773.1	$957.0	2 - 15
Acquired and developed technology	1,002.6	756.3	246.3	965.4	688.3	277.1	2 - 10
Tradenames	135.8	119.4	16.4	134.2	111.0	23.2	1 - 20

Total	$2,908.1	$1,782.5	$1,125.6	$2,829.7	$1,572.4	$1,257.3

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Customer contracts and relationships	$40.3	$43.5	$121.0	$127.7
Acquired and developed technology	17.4	23.4	58.0	79.0
Tradenames	2.3	6.5	7.4	8.3

Total	$60.0	$73.4	$186.4	$215.0

The estimated future annual amortization expense related to these intangible assets as of February 28, 2013, was as follows:

(in millions)
Fiscal 2013 (remaining 3 months)	$59.3
Fiscal 2014	222.8
Fiscal 2015	197.5
Fiscal 2016	173.8
Fiscal 2017	126.9
Fiscal 2018	77.8
Thereafter	267.5

Total	$1,125.6

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	February 28,	May 31,
(in millions)	2013	2012
Accrued compensation and employee benefits	$139.9	$179.6
Accrued taxes other than income	23.5	25.2
Accrued royalties and partner commissions	39.7	45.3
Accrued litigation	6.4	8.7
Accrued professional fees	10.0	11.2
Accrued subcontractor expense	6.5	7.8
Accrued interest	92.2	78.0
Accrued restructuring	16.4	23.3
Accrued retirement obligation	8.1	7.6
Deferred rent	9.9	9.4
Accrued other	36.3	38.4

Accrued expenses	$388.9	$434.5

9. Stock Compensation

We account for share-based payments, including grants of employee stock awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of shares we ultimately expect will vest.

We utilize the Option-Pricing Method to estimate the fair value of our equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise prices of the call options were derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. In estimating the fair value of our equity awards granted in fiscal 2012 we used the following assumptions; expected term of 1.25 years, risk-free interest rate of 0.22%, expected dividend yield of 0.0%, and expected volatility of 75.0%. We have made no significant equity grants in fiscal 2013.

Pursuant to applicable FASB guidance related to share-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. During the third quarter, several of our parent company’s equity grants that had been classified as equity awards were modified to allow for a cash settlement option which caused these grants to be classified as liability awards at the parent company. Accordingly, we have recorded incremental stock compensation expense of $4.6 million in the current quarter to recognize the fair value of the awards at the modification date related to past services. The following table presents stock compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Selling and marketing expense	$2.6	$—	$3.4	$0.1
Research and development expense	2.5	—	3.1	—
General and administrative expense	0.8	0.1	2.2	0.3

Total	$5.9	$0.1	$8.7	$0.4

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

Fiscal 2013 Restructuring Charges

We have incurred restructuring costs totaling $13.7 million during the first nine months of fiscal 2013 including $13.1 million in employee severance costs for personnel in product development and general and administrative functions and $0.6 million related to exited facilities. We made cash payments of approximately $5.0 million during the first nine months of fiscal 2013 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in the first nine months of fiscal 2013. These restructuring charges included $0.1 million in accruals for costs related to facilities exited during fiscal 2013. During the first nine months of fiscal 2013 we made $0.1 million in cash payments related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2013.

Fiscal 2012 Restructuring Charges

During fiscal 2012, we incurred restructuring costs related to employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. During the first nine months of fiscal 2013 we recorded restructuring cost reversals of $5.7 million and we made cash payments of approximately $7.6 million related to these actions. These restructuring charges also included accruals for costs related to facilities exited during fiscal 2012. Cash payments during the first nine months of fiscal 2013 related to these exited facilities were $0.3 million. We expect to complete the majority of these restructuring activities in fiscal 2013.

Fiscal 2012 Acquisition-Related Charges

During fiscal 2012, we incurred acquisition-related restructuring costs primarily related to our acquisition of Lawson. These charges included employee severance costs for personnel, primarily in general and administrative functions and consulting services. During the first nine months of fiscal 2013 we recorded restructuring cost reversals of $1.1 million and we made cash payments of $3.9 million related to these severance actions. These restructuring charges also included accruals for costs related to facilities exited during fiscal 2012. During the first nine months of fiscal 2013 we recognized $0.5 million in additional facility expenses and made cash payments related to these exited facilities of $1.4 million. We expect to complete the majority of the personnel actions related to these restructuring activities in fiscal 2013 and to make payments related to exited facilities through July 2017.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2012, we had completed a series of acquisitions as well as certain restructuring activities. In the first nine months of fiscal 2013 we recognized $0.6 million in additional expenses and recorded restructuring cost reversals of $0.6 million related to these severance actions and exited facilities. We made net cash payments of $2.4 million related to these previous actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended February 28, 2013. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	May 31,	Initial		Currency	Cash	February 28,	Recognized	Program
(in millions)	2012	Costs	Expense	Effect	Payments	2013	to Date	Costs
Fiscal 2013 restructuring
Severance	$—	$16.5	$(3.4)	$0.3	$(4.9)	$8.5	$13.1	$13.1
Facilities and other	—	0.4	0.2	0.2	(0.1)	0.7	0.6	0.6

Total fiscal 2013 restructuring	—	16.9	(3.2)	0.5	(5.0)	9.2	13.7	13.7

Fiscal 2013 acquisition-related
Facilities and other	—	0.1	—	—	(0.1)	—	0.1	0.1

Total fiscal 2013 acquisition-related	—	0.1	—	—	(0.1)	—	0.1	0.1

Fiscal 2012 restructuring
Severance	15.2	—	(5.7)	0.8	(7.6)	2.7	14.9	14.9
Facilities and other	0.3	—	—	—	(0.3)	—	0.9	0.9

Total fiscal 2012 restructuring	15.5	—	(5.7)	0.8	(7.9)	2.7	15.8	15.8

Fiscal 2012 acquisition-related
Severance	5.1	—	(1.1)	0.4	(3.9)	0.5	40.2	40.2
Facilities and other	2.5	—	0.5	—	(1.4)	1.6	3.9	3.9

Total fiscal 2012 acquisition-related	7.6	—	(0.6)	0.4	(5.3)	2.1	44.1	44.1

Previous restructuring
Severance	0.2	—	—	—	(0.2)	—	65.5	65.5
Facilities and other	0.2	—	0.6	—	(0.5)	0.3	3.7	3.7

Total previous restructuring	0.4	—	0.6	—	(0.7)	0.3	69.2	69.2

Previous acquisition-related
Severance	0.3	—	(0.3)	—	0.2	0.2	13.9	13.9
Facilities and other	6.7	—	(0.3)	—	(1.9)	4.5	12.0	12.0

Total previous acquisition-related	7.0	—	(0.6)	—	(1.7)	4.7	25.9	25.9

Total restructuring	$30.5	$17.0	$(9.5)	$1.7	$(20.7)	$19.0	$168.8	$168.8

The remaining reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Condensed Combined Balance Sheets.

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	February 28, 2013		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	355.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,786.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	323.9	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	326.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(17.3)		(4.6)

Total long-term debt	5,349.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt - non-current	$5,257.9		$5,267.8

The weighted average interest rate at February 28, 2013, and May 31, 2012, was 7.1% and 7.6%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of February 28, 2013:

(in millions)
Fiscal 2013 (remaining 3 months)	$22.8
Fiscal 2014	91.2
Fiscal 2015	111.2
Fiscal 2016	131.2
Fiscal 2017	131.2
Fiscal 2018	2,977.4
Thereafter	1,901.4

Total	$5,366.4

As of February 28, 2013, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% senior notes (Exchange Offer). The Form S-4 became effective on September 6, 2012. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% senior notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% senior notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes. In addition, on March 15, 2013, subsequent to the end of our third quarter, we accepted the exchange of the majority of the remaining Original Notes for applicable Exchange Notes.

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

The credit facilities are guaranteed by Infor and certain of our domestic subsidiaries, and are secured by liens on substantially all of the assets of the guarantors. Under the Credit Agreement we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendment

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the Amendment) to the Credit Agreement. The Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based, at our option, on a LIBOR rate, plus a margin of 4.0% per annum, with a LIBOR floor of 1.25%, or an alternate base rate, plus a margin. This is a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on a LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by Infor and substantially all of our domestic subsidiaries, and is secured by liens on substantially all of the assets of Infor, Infor (US), Inc. and the guarantor subsidiaries.

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

Deferred Financing Fees

As of February 28, 2013, deferred financing fees, net of amortization, of $147.3 million are reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended February 28, 2013 and February 29, 2012, we amortized $6.2 million and $8.9 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2013 and 2012 we amortized $17.2 million and $25.2 million, respectively, in deferred financing fees.

In conjunction with the September 27, 2012, Amendment to our Credit Agreement, we evaluated the refinancing transactions in accordance with ASC 470-50-40 Debt—Modifications and Extinguishments—Derecognition to determine if the refinancing of our Tranche B Term Loan was a modification or extinguishment of the original term loan. Each lender involved in the refinance Amendment was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the second quarter of fiscal 2013 we capitalized an additional $27.6 million of fees paid to creditors, including the 1.0% prepayment premium, as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. The participation of the remaining lenders was determined to be extinguishments. As a result, in the second quarter, $1.3 million of the unamortized balance of the applicable deferred financing fees were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In addition, we expensed $11.9 million in third-party costs incurred related to the modifications which were included in acquisition related and other costs in our Condensed Consolidated Statements of Operations in the second quarter of fiscal 2013.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Lux Bond Co holds a PIK Term Loan (Lux PIK Term Loan). The Lux PIK Term Loan, dated March 2, 2007, had an original principal balance of $235.0 million.

In conjunction with our debt recapitalization, a portion of the outstanding balance of the Lux PIK Term Loan was repaid on April 5, 2012, through the use of capital contributed by Golden Gate Capital. The principal balance as of May 31, 2012, was $161.4 million. In addition, at that time certain provisions of the Lux PIK Term Loan agreement were amended. The maturity date for the Lux PIK Term Loan was extended to April 15, 2017, at which date any outstanding principal and accrued and unpaid interest are due. In addition, under certain circumstance, prepayment penalties may be imposed if the Lux PIK Term Loan is repaid prior to its maturity date. As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest may be paid quarterly and the fixed rate will be reduced by 50 basis points per year. For fiscal 2013, Lux Bond Co has elected to pay interest quarterly. In the first nine months of fiscal 2013 we funded quarterly interest payments totaling $13.2 million that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In addition, subsequent to quarter end, on March 28, 2013, the quarterly interest payment that was due of $5.0 million was funded through an additional affiliate loan to Lux Bond Co. Future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co. As of February 28, 2013, the total balance outstanding related to the Lux PIK Term Loan was $161.4 million which did not include any accrued interest as this was funded during the quarter.

Shares of certain subsidiaries of IGS Intermediate Holdings stock were pledged as collateral for the Lux PIK Term Loan. On April 5, 2012, in conjunction with our debt recapitalization, all pledged collateral was released. No other pledge of assets exists either prior to or after the Infor Combination.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the Lux PIK Term Loan and accordingly we have not reflected the Lux PIK Term Loan in our consolidated financial statements for any of the periods presented. The exclusion of the Lux PIK Term Loan in our financial statements does not impact our debt covenant calculations under our credit facilities as the impact of the Lux PIK Term Loan is not to be included in such calculations. While not contractually required to do so, we believe that our voluntary servicing of the Lux PIK Term Loan will not materially impact our ability to service our own debt and that our cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our debt service obligations for the foreseeable future.

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes. Subsequent to the Infor Combination closing on April 5, 2012, the Company was included in the GGC Software Parent, Inc. consolidated federal income tax return. Interim period income tax benefits and expenses are measured using an estimated annual effective tax rate. For the nine-month periods ended February 28, 2013 and February 29, 2012, our estimated global effective tax rates were (24.4)% and 8.8%, respectively, after considering those entities for which no tax benefit from operating losses is expected to occur during the respective year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate for the periods presented and make any necessary changes to adjust the rate for the applicable interim period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the interim period in which the discrete event occurs.

Our income tax benefit and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except percentages)	2013	2012	2013	2012
Income tax provision (benefit)	$(9.8)	$8.9	$25.3	$(16.9)
Effective income tax rate	11.9%	(44.1)%	(24.4)%	8.8%

The change in the effective tax rates for the three and nine-month periods ended February 28, 2013, compared to the three and nine months ended February 29, 2012, was primarily due to the change in earnings levels as a result of the acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the discrete release of the valuation allowances for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, Subpart F inclusions, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), changes in various withholding tax, and tax law changes in Australia, Sweden and the United Kingdom. The current effective tax rate for the three-month period ended February 28, 2013, reflects the discrete release of the valuation allowance for various foreign deferred tax assets, decreases in Subpart F inclusions, a shift in the jurisdictional mix of operating income in the respective periods, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, and increases in the valuation allowances recorded for various foreign subsidiary net operating losses in the current period.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2017. We are generally no longer subject to tax examination domestically for years prior to fiscal year 2009. We are currently under several federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

During the upcoming twelve months ending February 28, 2014, we expect a net reduction of approximately $21.7 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

During the nine-month period ended February 28, 2013, we recorded a net reduction of valuation allowances totaling $2.5 million that were recorded against deferred tax assets at various domestic and foreign legal entities. Based on estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding the ability to realize some of the deferred tax assets. We continue to monitor and weigh both positive and negative evidence related to the future ability to realize these assets. If it is determined that the evidence indicates that it is more likely than not that we will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Following the Infor combination transaction that occurred on April 5, 2012, we continue to evaluate various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. During the three months ended February 28, 2013, the Company completed several restructuring actions resulting in the discrete release of the valuation allowance for various foreign deferred tax assets in the amount of $23.7 million. While we have not finalized additional specific plans at this time, we expect to finalize such plans during the remainder of fiscal 2013. At that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	February 28,	May 31,
(in millions)	2013	2012
Foreign currency translation adjustment, net of tax	$135.0	$(27.6)
Funded status of pension plan, net of tax benefit of $2.2 million and $2.2 million, respectively	(10.6)	(10.5)

Accumulated other comprehensive income (loss)	$124.4	$(38.1)

14. Commitments and Contingencies

Leases

We have cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Total rent expense for operating leases was $14.6 million and $15.9 million for the three-month periods ended February 28, 2013 and February 29, 2012, respectively. For the first nine months of fiscal 2013 and 2012, total rent expense for operating leases was $43.0 million and $48.2 million, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. Accrued litigation as of February 28, 2013, and May 31, 2012, was $6.5 million and $8.9 million, respectively. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that based on information presently available, the resolution of any such legal matters existing as of February 28, 2013, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

In September 2011, ePlus initiated contempt proceedings alleging that Lawson was not compliant with the injunction for, inter alia, releasing RQC which ePlus claims is not more than colorably different from RSS and also infringes its patents. In the contempt proceeding, which is currently on-going before the same district court judge who presided over the underlying jury trial, ePlus is seeking, among other things, monetary damages as a remedy for Lawson’s alleged violation of the court’s injunction order, and a ruling that might enjoin further sales or servicing of the redesigned products that incorporate Punchout or Punchout and EDI. We are vigorously defending this matter because we believe Lawson has meritorious defenses, including: (i) that the product modifications render the current product more than colorably different from the adjudged infringing products, making contempt inappropriate; and (ii) that the modified product does not infringe the claims of the patents-in-suit as those claims were alleged and proved to be infringed by the original products. If Lawson prevails on either defense, the contempt proceeding will be dismissed in its favor.

On November 21, 2012, the United States Court of Appeals for the Federal Circuit decided the direct appeal, affirming-in-part, reversing-in-part, vacating-in-part, and remanding the case to the District Court. The jury’s verdict of liability on one method claim

(applicable to two of Lawson’s accused configurations) was affirmed; all other liability findings were reversed, including the two system claims that are directed to the making, using and selling of specific types of procurement systems. The Circuit Court did not reverse the trial court’s rulings against ePlus on damages. The case was remanded for consideration of changes that are required to be made to the injunction in light of the liability rulings in Lawson’s favor. On December 21, 2012, ePlus filed a Petition in the Federal Circuit seeking rehearing of the liability rulings against it in the Court’s November 21, 2012 decision, which Petition was denied on January 29, 2013. The Petition did not raise the damages issues, thus making final ePlus’s non-entitlement to infringement damages.

The District Court conducted a hearing in the contempt proceeding in the first and second week of April 2013. The District Court is also reassessing the propriety and scope of an injunction, as directed by the Federal Circuit. We are awaiting a decision by the District Court in the contempt proceeding.

Given the inherent unpredictability of judicial proceedings, as well as the right of either party to appeal an unfavorable decision, we cannot at this time predict whether, or to what extent, the injunction will continue in effect, or the eventual outcome of the contempt proceeding. Additionally, three of the five patent claims that the jury found Lawson to infringe have been found invalid in a final determination by the Board of Patent Appeals and Interferences (BPAI), including the one infringed claim that survived direct appeal. That administrative determination is being appealed by ePlus to the United States Court of Appeals for the Federal Circuit (Lawson is not a party to that case, but may benefit from its outcome). An affirmance of the BPAI’s decision would provide Lawson with a basis to seek the vacation of any injunction, and the dismissal or vacation of any contempt proceeding, as a matter of law. The results of that pending appeal cannot be predicted.

Because patent litigation is time-consuming and costly to defend, we will continue to incur significant costs defending this case until its ultimate resolution in the District Court and an appeal by the losing party. If ePlus prevails in the contempt proceeding or a subsequent new trial or infringement, we could be required to disgorge some portion of our revenues derived from conduct found by the District Court to be infringing and we could be prohibited from any such future servicing of such configurations (during the life of the single patent still at issue) unless we were able to reach agreement with ePlus on a license to operate under its patents.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of February 28, 2013, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of February 28, 2013, and May 31, 2012.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
February 28, 2013
Revenues	$124.2	$357.1	$186.3	$667.6
Cost of revenues	17.3	65.2	149.0	231.5
Direct sales costs	96.5	—	—	96.5

Sales margin	$10.4	$291.9	$37.3	$339.6

Sales margin %	8.4%	81.7%	20.0%	50.9%

February 29, 2012
Revenues	$142.5	$357.1	$188.0	$687.6
Cost of revenues	22.5	64.8	152.6	239.9
Direct sales costs	90.6	—	—	90.6

Sales margin	$29.4	$292.3	$35.4	$357.1

Sales margin %	20.6%	81.9%	18.8%	51.9%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
February 28, 2013
Revenues	$353.9	$1,078.3	$562.0	$1,994.2
Cost of revenues	50.5	191.1	439.9	681.5
Direct sales costs	273.9	—	—	273.9

Sales margin	$29.5	$887.2	$122.1	$1,038.8

Sales margin %	8.3%	82.3%	21.7%	52.1%
February 29, 2012
Revenues	$367.4	$1,046.8	$557.8	$1,972.0
Cost of revenues	59.2	192.8	440.7	692.7
Direct sales costs	255.2	—	—	255.2

Sales margin	$53.0	$854.0	$117.1	$1,024.1

Sales margin %	14.4%	81.6%	21.0%	51.9%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Reportable segment revenues	$667.6	$687.6	$1,994.2	$1,972.0
Purchase accounting revenue adjustments (1)	(4.2)	(42.9)	(16.5)	(125.1)

Total revenues	$663.4	$644.7	$1,977.7	$1,846.9

Reportable segment sales margin	$339.6	$357.1	$1,038.8	$1,024.1
Other unallocated costs and operating expenses (2)	163.6	202.8	498.1	611.1
Amortization of intangible assets and depreciation	67.7	81.4	209.5	243.8
Restructuring	(2.1)	(0.1)	7.5	52.3

Income from operations	110.4	73.0	323.7	116.9
Total other expense, net	193.0	93.2	427.2	309.7

Loss before income tax benefit	$(82.6)	$(20.2)	$(103.5)	$(192.8)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
February 28, 2013
License fees	$69.9	$40.3	$11.0	$121.2
Product updates and support fees	217.5	108.7	30.7	356.9

Software revenues	287.4	149.0	41.7	478.1
Consulting services and other fees	83.9	84.3	17.1	185.3

Total revenues	$371.3	$233.3	$58.8	$663.4

February 29, 2012
License fees	$76.6	$43.6	$12.0	$132.2
Product updates and support fees	193.6	104.5	29.3	327.4

Software revenues	270.2	148.1	41.3	459.6
Consulting services and other fees	84.6	82.4	18.1	185.1

Total revenues	$354.8	$230.5	$59.4	$644.7

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
February 28, 2013
License fees	$201.0	$109.7	$31.9	$342.6
Product updates and support fees	659.0	324.6	93.4	1,077.0

Software revenues	860.0	434.3	125.3	1,419.6
Consulting services and other fees	259.9	242.7	55.5	558.1

Total revenues	$1,119.9	$677.0	$180.8	$1,977.7

February 29, 2012
License fees	$189.0	$116.7	$38.9	$344.6
Product updates and support fees	558.0	305.8	85.4	949.2

Software revenues	747.0	422.5	124.3	1,293.8
Consulting services and other fees	252.6	243.5	57.0	553.1

Total revenues	$999.6	$666.0	$181.3	$1,846.9

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
February 28, 2013	$42.2	$24.2	$3.5	$69.9
May 31, 2012	$35.2	$24.7	$3.4	$63.3

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions)	February 28,	February 29,	February 28,	February 29,
Revenues	2013	2012	2013	2012
United States	$321.5	$303.5	$961.7	$884.8
All other countries	341.9	341.2	1,016.0	962.1

Total revenues	$663.4	$644.7	$1,977.7	$1,846.9

Revenues attributable to the United States, our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	February 28,	May 31,
Long-Lived Tangible Assets	2013	2012
United States	$41.3	$34.6
Germany	9.8	8.3
United Kingdom	5.7	6.3
All other countries	13.1	14.1

Total long-lived tangible assets	$69.9	$63.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Parties

During fiscal 2012, we received additional equity investments from Golden Gate Capital and Summit Partners, our two largest investors. In conjunction with the acquisition of Lawson on July 5, 2011, Golden Gate Capital contributed $480.0 million in additional equity to the Company. In addition, in conjunction with the recapitalization of our debt structure on April 5, 2012, investment funds affiliated with Golden Gate Capital and Summit Partners contributed $250.0 million and $300.0 million, respectively, in Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan.

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

Golden Gate Capital

During the first nine months of fiscal 2013 and 2012, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $4.4 million and $7.9 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At February 28, 2013, $0.3 million of these fees remained unpaid. We capitalized as deferred financing fees $9.9 million during the first nine months of fiscal 2012 for fees and expenses paid to Golden Gate Capital in connection with acquisitions and debt refinancing. In addition, we paid and expensed buyer transaction fees of $5.7 million to Golden Gate Capital in connection with our acquisition of Lawson in the first nine months of fiscal 2012. We did not capitalize or expense any similar fees in the first nine months of fiscal 2013.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $1.4 million and $1.5 million in the first nine months of fiscal 2013 and 2012, respectively. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.3 million in the first nine months of fiscal 2013 and $0.3 million in the first nine months of fiscal 2012.

Summit Partners

During the first nine months of fiscal 2013, we recognized $1.3 million as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at February 28, 2013. We had no sales to companies owned by Summit Partners in the first nine months of fiscal 2013 or the corresponding prior period. We have made payments to companies owned by Summit Partners of approximately $0.1 million in the first nine months of fiscal 2013 with none in the corresponding prior period.

Due to/from Affiliate

Infor, through certain of our subsidiaries, had loans outstanding to Lux Bond Co. These loans originated through various financing activities of Infor. These affiliate loans bore interest at a rate of LIBOR plus 8.0% per annum. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. For the first nine months of fiscal 2012 we recorded interest expense related to the affiliate loans of $14.6 million with no interest expense recorded in the first nine months of fiscal 2013.

In addition, Infor, through certain of our subsidiaries, had net receivables from Lux Bond Co of $29.5 million and $21.4 million as of February 28, 2013, and May 31, 2012, respectively. These receivables arose primarily due to the payment of deferred financing fees and interest related to Lux Bond Co debt by Infor. During the third quarter of fiscal 2013, we reclassified our affiliate receivables with Lux Bond Co from other assets to receivable from stockholders on our Condensed Consolidated Balance Sheets. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for further details.

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

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of February 28, 2013, and May 31, 2012, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarter and nine-month periods ended February 28, 2013 and February 29, 2012, and our Condensed Consolidating Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012.

During the third quarter of fiscal 2013, we restructured certain of our legal entities which altered the make-up of our Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. As a result of this reorganization of our legal structure, all financial information set forth below as of and for the periods ended February 28, 2013, and all prior periods presented have been retrospectively adjusted to, reflect our current organizational structure.

During the third quarter of fiscal 2013, we reclassified our affiliate receivables with Lux Bond Co from other assets to receivable from stockholders on our Condensed Consolidated Balance Sheets. This reclassification is reflected in the applicable tables below. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for further details.

Condensed Consolidating Balance Sheets

	February 28, 2013
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non- Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$102.8	$—	$260.1	$—	$362.9
Accounts receivable, net	—	132.7	9.7	248.8	—	391.2
Prepaid expenses	—	50.8	17.6	39.0	—	107.4
Income tax receivable	0.3	10.7	1.8	12.2	—	25.0
Other current assets	—	1.7	—	14.2	—	15.9
Deferred tax assets	—	—	7.4	11.7	(7.2)	11.9

Total current assets	0.3	298.7	36.5	586.0	(7.2)	914.3
Property and equipment, net	—	24.3	17.0	28.6	—	69.9
Intangible assets, net	—	689.8	15.5	420.3	—	1,125.6
Goodwill	—	2,206.1	62.7	1,859.2	—	4,128.0
Deferred tax assets	—	—	—	89.9	—	89.9
Other assets	—	2.2	12.6	18.0	—	32.8
Deferred financing fees, net	—	147.3	—	—	—	147.3
Affiliate receivable	—	1,400.9	249.3	231.4	(1,881.6)	—
Investment in subsidiaries	—	1,344.3	—	—	(1,344.3)	—

Total assets	$0.3	$6,113.6	$393.6	$3,233.4	$(3,233.1)	$6,507.8

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$31.5	$0.2	$28.7	$—	$60.4
Income taxes payable	—	—	—	49.2	—	49.2
Accrued expenses	—	176.2	27.7	185.0	—	388.9
Deferred tax liabilities	—	43.6	—	15.0	(7.2)	51.4
Deferred revenue	—	407.0	22.6	392.9	—	822.5
Current portion of long-term obligations	—	91.2	—	—	—	91.2

Total current liabilities	—	749.5	50.5	670.8	(7.2)	1,463.6
Long-term debt	—	5,257.9	—	—	—	5,257.9
Deferred tax liabilities	1.5	81.3	11.6	58.6	—	153.0
Affiliate payable	91.2	463.6	215.6	1,111.2	(1,881.6)	—
Other long-term liabilities	—	52.6	13.3	151.1	—	217.0
Losses in excess of investment in subsidiaries	491.3	—	—	—	(491.3)	—

Total liabilities	584.0	6,604.9	291.0	1,991.7	(2,380.1)	7,091.5
Total stockholders’ equity (deficit)	(583.7)	(491.3)	102.6	1,241.7	(853.0)	(583.7)

Total liabilities and stockholders’ deficit	$0.3	$6,113.6	$393.6	$3,233.4	$(3,233.1)	$6,507.8

	May 31, 2012
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non- Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$164.4	$—	$220.0	$—	$384.4
Accounts receivable, net	—	159.1	18.0	235.5	—	412.6
Prepaid expenses	—	49.4	12.3	38.4	—	100.1
Income tax receivable	0.4	23.5	0.6	11.5	—	36.0
Other current assets	—	2.4	—	18.3	—	20.7
Deferred tax assets	—	—	7.2	11.4	(7.2)	11.4

Total current assets	0.4	398.8	38.1	535.1	(7.2)	965.2
Property and equipment, net	—	24.9	9.7	28.7	—	63.3
Intangible assets, net	—	793.9	22.8	440.6	—	1,257.3
Goodwill	—	2,183.0	62.7	1,765.7	—	4,011.4
Deferred tax assets	0.3	—	—	75.3	(0.4)	75.2
Other assets	—	3.9	5.5	13.7	—	23.1
Deferred financing fees, net	—	138.2	—	—	—	138.2
Affiliate receivable	0.5	1,519.3	41.1	402.9	(1,963.8)	—
Investment in subsidiaries	—	1,140.8	—	—	(1,140.8)	—

Total assets	$1.2	$6,202.8	$179.9	$3,262.0	$(3,112.2)	$6,533.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$12.7	$10.6	$26.2	$—	$49.5
Income taxes payable	—	—	—	18.7	—	18.7
Accrued expenses	—	185.7	38.0	210.8	—	434.5
Deferred tax liabilities	—	43.6	—	9.4	(7.2)	45.8
Deferred revenue	—	490.6	15.3	346.0	—	851.9
Current portion of long-term obligations	—	90.8	—	—	—	90.8

Total current liabilities	—	823.4	63.9	611.1	(7.2)	1,491.2
Long-term debt	—	5,267.8	—	—	—	5,267.8
Deferred tax liabilities	—	125.7	7.6	47.0	(0.5)	179.8
Affiliate payable	88.5	463.3	22.1	1,389.9	(1,963.8)	—
Other long-term liabilities	—	55.8	8.0	151.5	0.1	215.4
Losses in excess of investment in subsidiaries	533.2	—	—	—	(533.2)	—

Total liabilities	621.7	6,736.0	101.6	2,199.5	(2,504.6)	7,154.2
Total stockholders’ equity (deficit)	(620.5)	(533.2)	78.3	1,062.5	(607.6)	(620.5)

Total liabilities and stockholders’ deficit	$1.2	$6,202.8	$179.9	$3,262.0	$(3,112.2)	$6,533.7

Condensed Consolidating Statements of Operations

	Three Months Ended February 28, 2013
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non- Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
License fees	$—	$61.3	$2.5	$57.4	$—	$121.2
Product updates and support fees	—	195.8	6.7	154.4	—	356.9

Software revenues	—	257.1	9.2	211.8	—	478.1
Consulting services and other fees	—	70.2	2.7	112.4	—	185.3

Total revenues	—	327.3	11.9	324.2	—	663.4

Operating expenses:
Cost of license fees	—	9.0	1.9	8.5	0.1	19.5
Cost of product updates and support fees	—	31.0	0.6	32.4	1.2	65.2
Cost of consulting services and other fees	—	53.4	2.7	90.3	2.2	148.6
Sales and marketing	—	49.6	9.9	53.2	1.5	114.2
Research and development	—	43.8	1.6	41.6	2.2	89.2
General and administrative	—	5.9	26.5	24.2	(7.2)	49.4
Amortization of intangible assets and depreciation	—	37.7	4.1	25.9	—	67.7
Restructuring costs	—	0.9	—	(3.0)	—	(2.1)
Acquisition related and other costs	—	0.3	0.4	0.6	—	1.3
Affiliate (income) expense, net	—	43.2	(37.9)	(5.3)	—	—

Total operating expenses	—	274.8	9.8	268.4	—	553.0

Income from operations	—	52.5	2.1	55.8	—	110.4

Other expense, net:
Interest expense, net	—	103.4	—	0.1	—	103.5
Affiliate interest (income) expense, net	—	(14.6)	(0.1)	14.7	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(2.5)	(0.1)	92.1	—	89.5

Total other expense, net	—	86.3	(0.2)	106.9	—	193.0

Income (loss) before income tax benefit	—	(33.8)	2.3	(51.1)	—	(82.6)
Income tax provision (benefit)	1.7	(23.6)	2.8	9.3	—	(9.8)
Equity in (earnings) loss of subsidiaries	71.1	60.9	—	—	(132.0)	—

Net income (loss)	$(72.8)	$(71.1)	$(0.5)	$(60.4)	$132.0	$(72.8)

	Three Months Ended February 29, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$71.9	$1.4	$59.6	$(0.7)	$132.2
Product updates and support fees	—	171.9	7.0	148.5	—	327.4

Software revenues	—	243.8	8.4	208.1	(0.7)	459.6
Consulting services and other fees	—	71.7	7.7	111.1	(5.4)	185.1

Total revenues	—	315.5	16.1	319.2	(6.1)	644.7

Operating expenses:
Cost of license fees	—	14.4	0.9	8.4	(1.2)	22.5
Cost of product updates and support fees	—	30.9	0.5	32.6	0.8	64.8
Cost of consulting services and other fees	—	54.6	5.7	92.6	(1.2)	151.7
Sales and marketing	—	53.0	1.7	52.3	1.2	108.2
Research and development	—	43.3	0.1	38.1	1.6	83.1
General and administrative	—	16.7	21.8	23.5	(7.3)	54.7
Amortization of intangible assets and depreciation	—	44.4	4.5	32.5	—	81.4
Restructuring costs	—	1.7	—	(1.8)	—	(0.1)
Acquisition related and other costs	—	5.3	—	0.1	—	5.4
Affiliate (income) expense, net	—	50.4	(23.5)	(26.9)	—	—

Total operating expenses	—	314.7	11.7	251.4	(6.1)	571.7

Income (loss) from operations	—	0.8	4.4	67.8	—	73.0

Other expense, net:
Interest expense, net	—	87.9	—	29.0	—	116.9
Affiliate interest (income) expense, net	—	3.7	(0.1)	(3.6)	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(4.1)	0.2	(19.8)	—	(23.7)

Total other expense, net	—	87.5	0.1	5.6	—	93.2

Loss before income tax benefit	—	(86.7)	4.3	62.2	—	(20.2)
Income tax provision (benefit)	—	(39.5)	3.5	44.9	—	8.9
Equity in (earnings) loss of subsidiaries	29.1	(18.1)	—	—	(11.0)	—

Net income (loss)	$(29.1)	$(29.1)	$0.8	$17.3	$11.0	$(29.1)

	Nine Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$179.8	$5.5	$157.3	$—	$342.6
Product updates and support fees	—	591.4	21.2	464.4	—	1,077.0

Software revenues	—	771.2	26.7	621.7	—	1,419.6
Consulting services and other fees	—	212.3	8.7	337.1	—	558.1

Total revenues	—	983.5	35.4	958.8	—	1,977.7

Operating expenses:
Cost of license fees	—	29.5	4.3	23.2	0.3	57.3
Cost of product updates and support fees	—	92.1	1.8	94.0	3.2	191.1
Cost of consulting services and other fees	—	162.3	7.8	262.6	6.0	438.7
Sales and marketing	—	147.3	18.4	157.1	4.0	326.8
Research and development	—	131.6	0.6	118.7	6.1	257.0
General and administrative	—	28.3	75.7	65.8	(19.6)	150.2
Amortization of intangible assets and depreciation	—	118.8	11.4	79.3	—	209.5
Restructuring costs	—	2.1	0.1	5.3	—	7.5
Acquisition related and other costs	—	12.2	3.1	0.6	—	15.9
Affiliate (income) expense, net	—	117.4	(108.7)	(8.7)	—	—

Total operating expenses	—	841.6	14.5	797.9	—	1,654.0

Income from operations	—	141.9	20.9	160.9	—	323.7

Other expense, net:
Interest expense, net	—	314.9	0.1	0.1	—	315.1
Affiliate interest (income) expense, net	—	(53.9)	(0.1)	54.0		—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	8.0	0.3	102.0	—	110.3

Total other expense, net	—	270.8	0.3	156.1	—	427.2

Loss before income tax benefit	—	(128.9)	20.6	4.8	—	(103.5)
Income tax provision (benefit)	1.6	(27.2)	2.8	48.1	—	25.3
Equity in loss (earnings) of subsidiaries	127.2	25.5	—	—	(152.7)	—

Net income (loss)	$(128.8)	$(127.2)	$17.8	$(43.3)	$152.7	$(128.8)

	Nine Months Ended February 29, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
License fees	$—	$172.0	$3.5	$171.0	$(1.9)	$344.6
Product updates and support fees	—	491.2	20.9	437.1	—	949.2

Software revenues	—	663.2	24.4	608.1	(1.9)	1,293.8
Consulting services and other fees	—	212.3	19.6	331.9	(10.7)	553.1

Total revenues	—	875.5	44.0	940.0	(12.6)	1,846.9

Operating expenses:
Cost of license fees	—	36.5	3.3	25.9	(2.5)	63.2
Cost of product updates and support fees	—	89.8	1.6	99.0	2.4	192.8
Cost of consulting services and other fees	—	150.6	14.1	274.0	(0.8)	437.9
Sales and marketing	—	141.2	9.1	154.6	3.5	308.4
Research and development	—	119.8	2.8	106.0	4.7	233.3
General and administrative	—	52.7	64.4	77.7	(19.9)	174.9
Amortization of intangible assets and depreciation	—	130.9	13.7	99.2	—	243.8
Restructuring costs	—	27.3	0.4	24.6	—	52.3
Acquisition related and other costs	—	23.1	—	0.3	—	23.4
Affiliate (income) expense, net	—	102.7	(76.6)	(26.1)		—

Total operating expenses	—	874.6	32.8	835.2	(12.6)	1,730.0

Income from operations	—	0.9	11.2	104.8	—	116.9

Other expense, net:
Interest expense, net	0.7	263.2	—	89.7	—	353.6
Affiliate interest (income) expense, net	—	11.0	(0.4)	(10.6)	—	—
Loss on extinguishment of debt	2.9	2.8	—	3.0	—	8.7
Other (income) expense, net	—	(54.3)	(0.1)	1.8	—	(52.6)

Total other expense, net	3.6	222.7	(0.5)	83.9	—	309.7

Loss before income tax benefit	(3.6)	(221.8)	11.7	20.9	—	(192.8)
Income tax provision (benefit)	(1.6)	(95.5)	6.5	73.7	—	(16.9)
Equity in loss (earnings) of subsidiaries	173.9	47.6	—	—	(221.5)	—

Net income (loss)	$(175.9)	$(173.9)	$5.2	$(52.8)	$221.5	$(175.9)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(72.8)	$(71.1)	$(0.5)	$(60.4)	$132.0	$(72.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	61.7	—	61.7
Defined benefit plan funding status, net of tax	—	—	—	0.4	—	0.4

Total other comprehensive income (loss)	—	—	—	62.1	—	62.1

Comprehensive income (loss)	$(72.8)	$(71.1)	$(0.5)	$1.7	$132.0	$(10.7)

	Three Months Ended February 29, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(29.1)	$(29.1)	$0.8	$17.3	$11.0	$(29.1)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	25.4	—	25.4
Defined benefit plan funding status, net of tax	—	—	—	—	—	—

Total other comprehensive income (loss)	—	—	—	25.4	—	25.4

Comprehensive income (loss)	$(29.1)	$(29.1)	$0.8	$42.7	$11.0	$(3.7)

	Nine Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(128.8)	$(127.2)	$17.8	$(43.3)	$152.7	$(128.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	162.6	—	162.6
Defined benefit plan funding status, net of tax	—	—	—	(0.1)	—	(0.1)

Total other comprehensive income (loss)	—	—	—	162.5	—	162.5

Comprehensive income (loss)	$(128.8)	$(127.2)	$17.8	$119.2	$152.7	$33.7

	Nine Months Ended February 29, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(175.9)	$(173.9)	$5.2	$(52.8)	$221.5	$(175.9)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(86.8)	—	(86.8)
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1

Total other comprehensive income (loss)	—	—	—	(86.7)	—	(86.7)

Comprehensive income (loss)	$(175.9)	$(173.9)	$5.2	$(139.5)	$221.5	$(262.6)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$36.8	$12.5	$92.0	$—	$141.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(55.0)	—	(55.0)
Change in restricted cash	—	—	—	3.0	—	3.0
Purchases of property, equipment and software	—	(12.1)	(12.1)	(3.8)	—	(28.0)

Net cash used in investing activities	—	(12.1)	(12.1)	(55.8)	—	(80.0)

Cash flows from financing activities:
Proceeds from issuance of stock	—	—	—	—	—	—
Proceeds from repayment of stockholder loans	—	—	—	—	—	—
Loans to stockholders	—	(13.2)	—	—	—	(13.2)
Payments on capital lease obligations	—	—	(0.3)	(0.8)	—	(1.1)
Proceeds from issuance of debt	—	2,778.9	—	—	—	2,778.9
Payments on long-term debt	—	(2,824.4)	—	—	—	(2,824.4)
(Payments) proceeds from affiliate within group	—	—	—	—	—	—
Deferred financing fees	—	(27.6)	—	—	—	(27.6)
Other	—	—	(0.1)	(0.5)	—	(0.6)

Net cash provided by (used in) financing activities	—	(86.3)	(0.4)	(1.3)	—	(88.0)

Effect of exchange rate changes on cash and cash equivalents		—	—	5.2	—	5.2

Net increase (decrease) in cash and cash equivalents	—	(61.6)	—	40.1	—	(21.5)
Cash and cash equivalents at the beginning of the period	—	164.4	—	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$102.8	$—	$260.1	$—	$362.9

	Nine Months Ended February 29, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$(81.6)	$7.2	$59.4	$—	$(15.0)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,482.2)	(25.6)	—	—	—	(1,507.8)
Change in restricted cash	—	(1.2)	—	(1.8)	—	(3.0)
Purchases of property, equipment and software	—	(6.1)	(4.1)	(4.7)	—	(14.9)

Net cash used in investing activities	(1,482.2)	(32.9)	(4.1)	(6.5)	—	(1,525.7)

Cash flows from financing activities:
Proceeds from issuance of stock	482.5	—	—	—	—	482.5
Proceeds from repayment of stockholder loans	2.7	—	—	—	—	2.7
Payments on capital lease obligations	—	—	—	(0.9)	—	(0.9)
Proceeds from issuance of debt	—	1,943.8	—	120.0	—	2,063.8
Payments on long-term debt	(55.5)	(646.7)	—	(146.1)	—	(848.3)
(Payments) proceeds from affiliate within group	1,052.5	(1,079.4)	3.2	23.7	—	—
Deferred financing fees	—	(77.7)	—	(6.3)	—	(84.0)

Net cash provided by (used in) financing activities	1,482.2	140.0	3.2	(9.6)	—	1,615.8

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.6)	—	(6.6)

Net increase (decrease) in cash and cash equivalents	—	25.5	6.3	36.7	—	68.5
Cash and cash equivalents at the beginning of the period	—	33.8	2.4	300.8	—	337.0

Cash and cash equivalents at the end of the period	$—	$59.3	$8.7	$337.5	$—	$405.5

18. Subsequent Events

Acquisition

On April 1, 2013, we acquired CERTPOINT Systems Inc. (CERTPOINT), a privately held company based in Roslyn Heights, New York, for approximately $25.5 million, net of cash acquired. CERTPOINT is a leading provider of SaaS-based learning management software (LMS) and learning content management software (LCMS). The acquisition of CERTPOINT complements our Infor Human Capital Management (HCM) suite and the addition of their LMS and LCMS solutions will allow us to offer innovative capabilities that help companies educate and train their employees, distributors, partners, and customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended February 28, 2013, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2012, which are included in the Registration Statement on Form S-4 that we filed with the SEC on August 23, 2012, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have over 12,600 employees worldwide and have offices in 38 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2013, our Americas, EMEA and APAC regions generated approximately 56.7%, 34.2% and 9.1% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

Fiscal 2013 Acquisitions

Through the first nine months of fiscal 2013 we made three acquisitions for an aggregate purchase price of $57.5 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

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

For the third quarter of fiscal 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 1.2% and 1.5%, respectively, as compared to the average exchange rates for third quarter of fiscal 2012. For the nine months ended February 28, 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 6.3% and 0.2%, respectively, as compared to the average exchange rates for the similar period of fiscal 2012.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in	Total	Change Due	Change in	Total
Three Months Ended February 28, 2013 vs. February 29, 2012	to Currency Fluctuations	Constant Currency	Change as Reported	to Currency Fluctuations	Constant Currency	Change as Reported
Revenues:
License fees	$0.1	$(11.1)	$(11.0)	0.1%	(8.4)%	(8.3)%
Product updates and support fees	1.4	28.1	29.5	0.4	8.6	9.0

Software revenues	1.5	17.0	18.5	0.3	3.7	4.0
Consulting services and other fees	0.6	(0.4)	0.2	0.3	(0.2)	0.1

Total revenues	$2.1	$16.6	$18.7	0.3%	2.6%	2.9%

Total operating expenses	$1.5	$(20.2)	$(18.7)	0.2%	(3.5)%	(3.3)%

(in millions, except percentages)	Change Due	Change in	Total	Change Due	Change in	Total
Nine Months Ended February 28, 2013 vs. February 29, 2012	to Currency Fluctuations	Constant Currency	Change as Reported	to Currency Fluctuations	Constant Currency	Change as Reported
Revenues:
License fees	$(5.0)	$3.0	$(2.0)	(1.5)%	0.9%	(0.6)%
Product updates and support fees	(16.3)	144.1	127.8	(1.7)	15.2	13.5

Software revenues	(21.3)	147.1	125.8	(1.7)	11.4	9.7
Consulting services and other fees	(14.1)	19.1	5.0	(2.6)	3.5	0.9

Total revenues	$(35.4)	$166.2	$130.8	(1.9)%	9.0%	7.1%

Total operating expenses	$(33.3)	$(42.7)	$(76.0)	(1.9)%	(2.5)%	(4.4)%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2013.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2013 vs. 2012		February 28,	February 29,	Fiscal 2013 vs. 2012
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Revenues:
License fees	$121.2	$132.2	(8.3)%	(8.4)%	$342.6	$344.6	(0.6)%	0.9%
Product updates and support fees	356.9	327.4	9.0	8.6	1,077.0	949.2	13.5	15.2

Software revenues	478.1	459.6	4.0	3.7	1,419.6	1,293.8	9.7	11.4
Consulting services and other fees	185.3	185.1	0.1	(0.2)	558.1	553.1	0.9	3.5

Total revenues	663.4	644.7	2.9	2.6	1,977.7	1,846.9	7.1	9.0

Operating expenses:
Cost of license fees	19.5	22.5	(13.3)	(13.3)	57.3	63.2	(9.3)	(7.8)
Cost of product updates and support fees	65.2	64.8	0.6	0.5	191.1	192.8	(0.9)	1.2
Cost of consulting services and other fees	148.6	151.7	(2.0)	(2.3)	438.7	437.9	0.2	2.9
Sales and marketing	114.2	108.2	5.5	5.6	326.8	308.4	6.0	8.1
Research and development	89.2	83.1	7.3	6.5	257.0	233.3	10.2	11.9
General and administrative	49.4	54.7	(9.7)	(9.9)	150.2	174.9	(14.1)	(12.8)
Amortization of intangible assets and depreciation	67.7	81.4	(16.8)	(17.4)	209.5	243.8	(14.1)	(13.0)
Restructuring costs	(2.1)	(0.1)	NM	NM	7.5	52.3	(85.7)	(84.1)
Acquisition related and other costs	1.3	5.4	(75.9)	(74.1)	15.9	23.4	(32.1)	(32.1)

Total operating expenses	553.0	571.7	(3.3)	(3.5)	1,654.0	1,730.0	(4.4)	(2.5)

Income from operations	110.4	73.0	51.2	50.4	323.7	116.9	176.9	178.7

Interest expense, net	103.5	116.9	(11.5)	(11.5)	315.1	353.6	(10.9)	(10.9)
Loss on extinguishment of debt	—	—	—	—	1.8	8.7	(79.3)	(79.3)
Other (income) expense, net	89.5	(23.7)	NM	NM	110.3	(52.6)	NM	NM

Loss before income tax	(82.6)	(20.2)	308.9	303.5	(103.5)	(192.8)	(46.3)	(49.2)
Income tax provision (benefit)	(9.8)	8.9	NM	NM	25.3	(16.9)	NM	NM

Net loss	$(72.8)	$(29.1)	150.2%	146.4%	$(128.8)	$(175.9)	(26.8)%	(29.8)%

*	NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and nine-month periods ended February 28, 2013 and February 29, 2012 should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenue

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2013 vs. 2012		February 28,	February 29,	Fiscal 2013 vs. 2012
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Revenues:
License fees	$121.2	$132.2	(8.3)%	(8.4)%	$342.6	$344.6	(0.6)%	0.9%
Product updates and support fees	356.9	327.4	9.0	8.6	1,077.0	949.2	13.5	15.2

Software revenues	478.1	459.6	4.0	3.7	1,419.6	1,293.8	9.7	11.4
Consulting services and other fees	185.3	185.1	0.1	(0.2)	558.1	553.1	0.9	3.5

Total revenues	$663.4	$644.7	2.9%	2.6%	$1,977.7	$1,846.9	7.1%	9.0%

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

Total revenues increased by 2.6% in the third quarter of fiscal 2013 compared to the similar period of fiscal 2012, excluding the favorable foreign currency impact of 0.3%. On a constant currency basis, the increase was due to significant growth in our product updates and support fees which more than offset a decrease of our software licenses. Our consulting services and other fees revenues were relatively flat quarter-over-quarter. Excluding the unfavorable foreign currency rate impact of 1.9%, total revenues increased by 9.0% in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. Our year-to-date results were positively impacted by our acquisitions, particularly the impact of Lawson’s business in the first quarter of fiscal 2012. The results of Lawson have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately eight months in the first nine months of fiscal 2012.

License Fees. Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License fees also include revenues related to our SaaS offerings.

Third quarter license fees revenues decreased by 8.4%, excluding a 0.1% favorable foreign currency rate impact, compared to the third quarter last year. At constant currency, the decrease was primarily due to a 13.0% decrease related to license fees revenues as a result of fewer licensing transactions in the current quarter compared to the similar quarter last year. We experienced a decrease in the volume of mid-size transactions, those between $51,000 and $250,000, in both our Americas and EMEA regions. This decrease was somewhat offset by additional revenues of 4.6% related to increased SaaS revenues.

Excluding the unfavorable foreign currency rate impact of 1.5%, license fees increased by 0.9% in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. At constant currency, the year-to-date increase was primarily due to a 6.2% increase in revenues related to increased SaaS revenues. This increase was somewhat offset by a 5.3% decrease related to license fees revenues as a result of fewer licensing transactions in the first nine months of fiscal 2013 compared to the similar period last year.

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

Product updates and support fees increased by 8.6%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the third quarter last year. At constant currency, the increase was primarily the result of a decrease in the purchase accounting revenue adjustments related to Lawson product updates and support fees in the current quarter compared to the similar period last year.

Product updates and support fees increased by 15.2%, excluding the unfavorable foreign currency impact of 1.7%, in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. At constant currency, the increase was primarily the result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately eight months in the first nine months of fiscal 2012 which accounted for an increase of 4.6%. In addition, the purchase accounting revenue adjustments related to Lawson product updates and support fees decreased in the current year-to-date period compared to the similar period last year accounting for an increase of 10.1%. The remaining increase is attributable to increases in revenues related to new maintenance pull-through from new license sales and price increases offsetting customer attrition.

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

Consulting services and other fees decreased by 0.2%, excluding the favorable foreign currency impact of 0.3% in the current quarter compared to the third quarter last year.

Consulting services and other fees increased by 3.5%, excluding the unfavorable foreign currency impact of 2.6% in the nine-month period ended February 28, 2013, compared to the nine month period ended February 29, 2012. At constant currency, consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately eight months in the first nine months of fiscal 2012.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $837.2 million at February 28, 2013, compared to $870.6 million at May 31, 2012.

The following table sets forth the components of deferred revenue:

	February 28,	May 31,
(in millions)	2013	2012
License fees	$37.9	$29.5
Product updates and support fees	723.9	766.1
Consulting services and other fees	75.4	75.0

Total deferred revenue	837.2	870.6
Less: current portion	822.5	851.9

Deferred revenue - non-current	$14.7	$18.7

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2013 vs. 2012		February 28,	February 29,	Fiscal 2013 vs. 2012
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Operating expenses:
Cost of license fees	$19.5	$22.5	(13.3)%	(13.3)%	$57.3	$63.2	(9.3)%	(7.8)%
Cost of product updates and support fees	65.2	64.8	0.6	0.5	191.1	192.8	(0.9)	1.2
Cost of consulting services and other fees	148.6	151.7	(2.0)	(2.3)	438.7	437.9	0.2	2.9
Sales and marketing	114.2	108.2	5.5	5.6	326.8	308.4	6.0	8.1
Research and development	89.2	83.1	7.3	6.5	257.0	233.3	10.2	11.9
General and administrative	49.4	54.7	(9.7)	(9.9)	150.2	174.9	(14.1)	(12.8)
Amortization of intangible assets and depreciation	67.7	81.4	(16.8)	(17.4)	209.5	243.8	(14.1)	(13.0)
Restructuring costs	(2.1)	(0.1)	NM	NM	7.5	52.3	(85.7)	(84.1)
Acquisition related and other costs	1.3	5.4	(75.9)	(74.1)	15.9	23.4	(32.1)	(32.1)

Total operating expenses	$553.0	$571.7	(3.3)%	(3.5)%	$1,654.0	$1,730.0	(4.4)%	(2.5)%

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

Cost of license fees decreased by 13.3%, excluding an insignificant foreign currency impact, in the current quarter compared to the third quarter of fiscal 2012. At constant currency, this decrease was primarily due to lower third-party costs which accounted for a decrease of 19.1%. This decrease was somewhat offset by a 5.3% increase related to higher SaaS costs in-line with our higher SaaS revenues in the quarter.

Cost of license fees for the first nine months of fiscal 2013 decreased by 7.8%, excluding the favorable foreign currency impact of 1.5%, compared to the first nine months of fiscal 2012. At constant currency, this decrease was primarily due to lower third-party costs which accounted for a decrease of 14.0%. This decrease was somewhat offset by a 5.4% increase related to higher SaaS costs in-line with our higher SaaS revenues in the first nine months of fiscal 2012.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 0.5%, excluding the unfavorable foreign currency impact of 0.1%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in our channel partner commissions and third-party royalties compared to the third quarter last year which was mostly offset by a decrease in employee-related support costs in the quarter.

For the first nine months of fiscal 2013, cost of product updates and support fees increased by 1.2%, excluding the favorable foreign currency impact of 2.1%, compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in our channel partner commissions and third-party royalties. These increases were somewhat offset by decreased employee-related support cost.

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

Cost of consulting services and other fees decreased by 2.3%, excluding the unfavorable foreign currency impact of 0.3%, in the current quarter compared to the corresponding prior period. At constant currency, this decrease was primarily due to a decrease in employee-related costs as a result of a net decrease of 112, or 3.0%, in our professional services organization’s headcount in the third quarter of fiscal 2013 as compared to the similar period last year as well as lower incentive compensation in the current period.

For the first nine months of fiscal 2013, cost of consulting services and other fees increased by 2.9%, excluding the favorable foreign currency impact of 2.7%, compared to the corresponding prior period. At constant currency, cost of consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which have been included in our results for the full year-to-date period in fiscal 2013 compared to approximately eight months in the first nine months of fiscal 2012 which accounted for an increase of 3.7%. This increase was somewhat offset by lower professional services costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 5.6%, excluding the favorable foreign currency impact of 0.1%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses increased primarily as a result of increased employee-related sales costs due to an increase in headcount in our sales and marketing organizations in the current quarter of approximately 128, or 6.3%, compared to the similar period last year. The increase in employee-related sales costs includes an increase in stock-based compensation which was somewhat offset by a decrease in commission costs in-line with lower licensing activity in the current quarter.

Sales and marketing expenses increased by 8.1%, excluding the favorable foreign currency impact of 2.1%, in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. On a constant currency basis, sales and marketing expenses increased primarily as a result of increased employee-related sales costs due to the increase in headcount in our sales and marketing organizations in fiscal 2013. The increase in employee-related sales costs includes increases in stock-based compensation and travel costs which were somewhat offset by a decrease in commission costs in-line with lower licensing activity in the current period. In addition, the inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

Research and Development. Research and development expenses consist primarily of personnel related expenditures.

Research and development expense increased by 6.5%, excluding the unfavorable foreign currency impact of 0.8%, in the current quarter compared to the third quarter last year. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to a net increase of 136, or 4.1%, in our developer headcount in the third quarter of fiscal 2013 as compared to last year as we have made significant investments in our development capacity in fiscal 2013. The increase in employee-related research and development costs includes an increase in stock-based compensation which was somewhat offset by a decrease in incentive compensation costs. In addition, professional fees increased quarter-over-quarter.

Research and development expense, excluding the favorable foreign currency impact of 1.7%, increased by 11.9% in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to increased headcount as well as an increase in professional fees. The increase in employee-related research and development costs includes increases in stock-based compensation and employee benefit costs which were somewhat offset by a decrease in incentive compensation costs. In addition, the inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 9.9%, excluding the unfavorable foreign currency impact of 0.2%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses decreased 10.8% due to a decrease in employee-related costs as a result of a net decrease of 154, or 9.4%, in our administrative functions’ headcount in the third quarter of fiscal 2013 as compared to the similar period last year primarily due to our restructuring activities. The decrease in employee-related administrative costs includes a decrease in incentive compensation costs which was somewhat offset by an increase in stock-based compensation. In addition, general and administrative expenses decreased 6.3% as a result of a decrease in our consulting expenses primarily due to lower legal costs related to certain patent litigation matters. These decreases were somewhat offset by an increase of 2.3% related to our bad debt expense and increases in various other costs.

General and administrative expenses decreased by 12.8%, excluding the favorable foreign currency impact of 1.3%, in the nine-month period ended February 28, 2013, compared to the nine-month period ended February 29, 2012. On a constant currency basis, general and administrative expenses decreased 4.8% as a result of a decrease in employee-related costs due to lower administrative headcount primarily due to our restructuring activities. The decrease in employee-related administrative costs includes a decrease in incentive compensation costs which was somewhat offset by an increase in stock-based compensation. Professional fees decreased 4.7% year-over-year due to lower legal costs related to certain patent litigation matters. In addition, general and administrative expenses decreased 1.6% and 1.0% due to a decrease in certain patent litigation settlement costs and a decrease in our bad debt expense, respectively.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 17.4%, excluding the unfavorable impact of foreign currency of 0.6%, in the current quarter compared to the third quarter last year. This decrease was primarily a result of certain assets being fully amortized /depreciated in fiscal 2012 with no corresponding expense recorded in the third quarter of fiscal 2013.

Amortization of intangible assets and depreciation decreased by 13.0% in the nine-month period ended February 28, 2013, compared with the nine-month period ended February 29, 2012 excluding the favorable impact of foreign currency of 1.1%. The year-to-date decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2012 with no corresponding expense recorded in the first nine months of fiscal 2013. The decrease was somewhat offset by the increase in intangible asset amortization related to the inclusion of Lawson for the full period of fiscal 2013.

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

We recorded restructuring accrual reversals of approximately $2.1 million and $0.1 million in the third quarter of fiscal 2013 and in the third quarter last year, respectively, related to our various restructuring actions. The reduction in the accruals were primarily due to a decrease in accruals related to certain severed employees primarily in our EMEA region as well as a decrease in the number of affected employees as a result of certain employees taking other positions within the Company.

We incurred restructuring charges of $7.5 million in the nine-month period ended February 28, 2013, compared with $52.3 million in the nine-month period ended February 29, 2012.

The restructuring charges recorded in fiscal 2013 were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions. The restructuring charges recorded in the corresponding periods last year were primarily for employee severance costs related to our acquisition of Lawson.

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

Third quarter fiscal 2013 acquisition related and other costs of $1.3 million decreased by approximately $4.1 million compared to $5.4 million in the third quarter last year.

For the first nine months of fiscal 2013 acquisition related and other costs of $15.9 million decreased by approximately $7.5 million compared to $23.4 million in the comparable period last year.

For the three and nine-months ended February 28, 2013, acquisition related and other costs include costs related primarily to our refinancing activities as well as costs related to our acquisitions during the year. The fiscal 2012 costs were primarily related to our acquisition of Lawson, the integration of Lawson’s operations into Infor and cost incurred for related financing activities.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2013 vs. 2012		February 28,	February 29,	Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Interest expense, net	$103.5	$116.9	(11.5)%	(11.5)%	$315.1	$353.6	(10.9)%	(10.9)%
Loss on extinguishment of debt	—	—	—	—	1.8	8.7	(79.3)	(79.3)
Other (income) expense, net	89.5	(23.7)	NM	NM	110.3	(52.6)	NM	NM

Total non-operating expenses	$193.0	$93.2	107.1%	105.1%	$427.2	$309.7	37.9%	36.8%

*	NM — Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $13.4 million, or 11.5% to $103.5 million in the current quarter compared to $116.9 million in the corresponding prior period. The decrease in interest expense was primarily due to a decrease in outstanding debt balances as a result of the recapitalization of our debt structure in the fourth quarter of last year and the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013. As a result of these financing transactions, interest expense decreased by approximately $6.4 million due to lower interest rates and $3.3 million due to lower amortization of deferred financing fees and debt discounts. In addition, we had a $4.9 million decrease in interest expense related to affiliate loans as the outstanding balance on these loans was contributed as equity as part of the recapitalization of our debt structure in fiscal 2012.

Interest expense decreased by $38.5 million, or 10.9% to $315.1 million in the nine-month period ended February 28, 2013, compared to $353.6 million in the nine-month period ended February 29, 2012. Year-to-date interest expense, net decreased primarily as a result of our recapitalization and refinancing transactions including a decrease of $19.6 million due to lower amortization of deferred financing fees and debt discounts and a $3.8 million decrease in interest expense due to a decrease in outstanding debt balances and lower interest rates as a result of the recapitalization of our debt structure in the fourth quarter of last year and the refinancing of our Tranche B Term Loan in the second quarter of fiscal 2013. In addition, we had a $14.6 million decrease in interest expense related to affiliate loans.

Loss on Extinguishment of Debt. We did not record any loss on extinguishment of debt in the current quarter or in the corresponding period last year.

The $1.8 million loss on extinguishment of debt recorded in the nine-months ended February 28, 2013, represented the net book value of deferred financing fees written off in second quarter of fiscal 2013 and other costs incurred in connection with our refinancing transactions during the second quarter for those lenders treated as an extinguishment rather than a modification of debt.

For the first nine months of fiscal 2012, the $8.7 million loss on extinguishment of debt recorded represented the net book value of deferred financing fees and the remaining debt discount written off in the first quarter of fiscal 2012 in connection with our debt transactions during the period.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $89.5 million in the current quarter compared to $23.7 million net income in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first nine months of fiscal 2013, other (income) expense, net was a net expense of $110.3 million compared to net income of $52.6 million in the nine-month period ended February 28, 2013. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision (Benefit)

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2013 vs. 2012		February 28,	February 29,	Fiscal 2013 vs. 2012
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Income tax provision (benefit)	$(9.8)	$8.9	NM	NM	$25.3	$(16.9)	NM	NM
Effective income tax rate	11.9%	(44.1)%			(24.4)%	8.8%

*	NM — Percentage not meaningful

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

The change in the effective tax rate for the three months ended February 28, 2013, compared to the similar period last year was primarily due to the change in earnings levels as a result of our acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the discrete release of the valuation allowance for various foreign deferred tax assets, current year Subpart F inclusions, changes in the valuation allowances recorded for various foreign subsidiary net operating losses in the periods, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j) in the previous year period, and the changes in various withholding taxes. The items accounting for the difference between income taxes computed at the statutory rate and the expense from income taxes primarily relate to the release of valuation allowances recorded for various foreign deferred tax assets, losses not providing benefits, Subpart F income inclusions, nondeductible expenses, foreign withholding taxes, differences in foreign statutory rates, state income taxes and unrecognized tax benefits.

The change in the effective tax rate for the first nine months of fiscal 2013, compared to the similar period last year was primarily due to the change in earnings levels as a result of our acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the discrete release of the valuation allowance for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, Subpart F inclusions, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), changes in various withholding tax, and tax law changes in Australia, Sweden and the United Kingdom.

Following the Infor combination transaction that occurred on April 5, 2012, we continue to evaluate various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. During the three months ended February 28, 2013, the Company completed several restructuring actions resulting in the discrete release of the valuation allowance for various foreign deferred tax assets in the amount of $23.7 million. While we have not finalized additional specific plans at this time, we expect to finalize such plans during the remainder of fiscal 2013. At that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change Fiscal 2013 vs. 2012		Nine Months Ended		Year-to-Date Change Fiscal 2013 vs. 2012
	February 28,	February 29,			February 28,	February 29,
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
GAAP revenues	$663.4	$644.7	2.9%	2.6%	$1,977.7	$1,846.9	7.1%	9.0%
Non-GAAP revenue adjustments:
Purchase accounting impact on license fees	3.0	10.3			11.3	22.8
Purchase accounting impact on product updates and support fees	0.2	29.7			1.3	97.6
Purchase accounting impact on consulting services and other fees	1.0	2.9			3.9	4.7

Total non-GAAP revenue adjustments	4.2	42.9			16.5	125.1

Non-GAAP revenues	$667.6	$687.6	(2.9)%	(3.2)%	$1,994.2	$1,972.0	1.1%	2.9%

Non-GAAP Income from Operations

	Three Months Ended		Quarterly Change Fiscal 2013 vs. 2012		Nine Months Ended		Year-to-Date Change
	February 28,	February 29,			February 28,	February 29,	Fiscal 2013 vs. 2012
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
GAAP income from operations	$110.4	$73.0	51.2%	50.4%	$323.7	$116.9	176.9%	178.7%
GAAP operating margin	16.6%	11.3%			16.4%	6.3%
Non-GAAP revenue adjustments	4.2	42.9			16.5	125.1
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	(0.5)	(3.2)			(1.3)	(5.5)
Amortization	60.0	73.4			186.4	215.0
Stock-based compensation	5.9	0.1			8.7	0.4
Acquisition related and other costs	1.3	5.4			15.9	23.4
Restructuring costs	(2.1)	(0.1)			7.5	52.3

Total non-GAAP costs and operating expense adjustments	64.6	75.6			217.2	285.6

Non-GAAP income from operations	$179.2	$191.5	(6.4)%	(6.7)%	$557.4	$527.6	5.6%	6.7%

Non-GAAP operating margin	26.8%	27.9%			28.0%	26.8%

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

Liquidity and Capital Resources

Cash Flows and Capital Resources

	Nine Months Ended
(in millions, except percentages)	February 28,	February 29,
Cash Flows	2013	2012	Change
Cash provided by (used in):
Operating activities	$141.3	$(15.0)	NM
Investing activities	(80.0)	(1,525.7)	(94.8)%
Financing activities	(88.0)	1,615.8	NM
Effect of exchange rate changes on cash and cash equivalents	5.2	(6.6)	NM

Net change in cash and cash equivalents	$(21.5)	$68.5	NM

*	NM - Percentage not meaningful

(in millions, except percentages)	February 28,	May 31,
Capital Resources	2013	2012	Change
Working capital deficit	$(549.3)	$(526.0)	4.4%
Cash and cash equivalents	$362.9	$384.4	(5.6)%

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

In the first nine months of fiscal 2013 we completed three acquisitions for an aggregate purchase price of $57.5 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended February 28, 2013, was $141.3 million. Our net loss plus non-cash items provided $187.7 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $46.4 million. The uses of cash were primarily from a $52.0 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, a $52.8 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to the payment of fiscal year end incentives, and a $12.6 million increase in prepaid expenses and other assets. These uses of cash were somewhat offset by $41.8 million related to our income tax receivable/payable and a $29.2 million decrease in accounts receivable, net.

Net cash used in operating activities for the nine-month period ended February 29, 2012, was $15.0 million. Net loss plus non-cash items provided $38.7 million in cash, which was due to positive cash flow from operations less significant one-time cash payments for deal related expenses and severance for terminated employees related to the Lawson acquisition. Changes in operating assets and liabilities used $53.7 million, primarily due to a $39.9 million decrease in accounts payable, accrued expenses and other liabilities, $32.3 million related to income tax receivable/payable, and a $23.6 million increase in accounts receivable, net. These uses of cash were somewhat offset by a $38.8 million increase in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $80.0 million in the nine-month period ended February 28, 2013. The primary uses of cash were $55.0 million net cash used for our acquisitions and $28.0 million used to purchase other property, equipment and software.

Net cash used in investing activities was $1,525.7 million in the nine-month period ended February 29, 2012. The primary use of cash was $1,507.8 million net cash used for our acquisitions, primarily Lawson and $14.9 million used to purchase other property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $88.0 million in the nine-month period ended February 28, 2013. The primary uses of cash were $2,824.4 million in debt repayments, $27.6 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B Term Loan and $13.2 million related to stockholder loans. These uses of cash were mostly offset by $2,778.9 million from the issuance of debt related to our second quarter debt refinancing.

Net cash provided by financing activities was $1,615.8 million in the nine-month period ended February 29, 2012. The primary sources of cash were $2,063.8 million from the issuance of debt, predominantly related to debt incurred to facilitate the purchase of Lawson, and $482.5 million from equity transactions. These sources of cash were somewhat offset by primarily $848.3 million in debt repayments and $84.0 million capitalized as deferred financing fees.

Effect of Exchange Rate Changes

For the nine months ended February 28, 2013, changes in foreign currency exchange rates resulted in a $5.2 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $6.6 million during the nine months ended February 29, 2012.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $549.3 million at February 28, 2013, compared to $526.0 million at May 31, 2012. At February 28, 2013, our cash decreased by $21.5 million compared to the balance at May 31, 2012. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of fiscal 2013, the most significant changes in our current assets, other than cash, included a decrease in our accounts receivable, net, of $21.4 million. During the first nine months of fiscal 2013 the most significant changes in our current liabilities included a decrease in accrued expenses of $45.6 million primarily due to a reduction in accrued incentive compensation, a $30.5 million increase in income tax payable, and a decrease in our deferred revenue of $29.4 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due the timing of maintenance and support subscription renewals.

Cash and Cash Equivalents

As of February 28, 2013, we had $362.9 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of February 28, 2013, $102.8 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $260.1 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	February 28, 2013		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	355.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,786.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	323.9	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	326.4	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(17.3)		(4.6)

Total long-term debt	5,349.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt - non-current	$5,257.9		$5,267.8

As of February 28, 2013, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Refinancing Amendment

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the Amendment) to our April 5, 2012 credit agreement (the Credit Agreement) discussed below. The Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,673.0 million with a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based, at our option, on a LIBOR rate, plus a margin of 4.0% per annum, with a LIBOR floor of 1.25%, or an alternate base rate, plus a margin. This is a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on a LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by Infor and substantially all of our domestic subsidiaries, and is secured by liens on substantially all of the assets of Infor, Infor (US), Inc. and the guarantor subsidiaries.

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

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The Form S-4 became effective on September 6, 2012, subsequent to quarter end. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% Senior Notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% Senior Notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. In addition, on March 15, 2013, subsequent to the end of our third quarter, we accepted the exchange of the majority of the remaining Original Notes for applicable Exchange Notes.

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

The credit facilities are guaranteed by Infor and certain of our domestic subsidiaries, and are secured by liens on substantially all of the assets of the guarantors. Under the Credit Agreement we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Senior Notes

Our Senior Notes bear interest at the applicable rates per annum which is payable semi-annually in cash in arrears. The Senior Notes are general unsecured obligations of Infor and are guaranteed by Infor and certain of our wholly owned domestic subsidiaries. Under the indentures governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

Restricted Cash

We had approximately $6.4 million of restricted cash as of February 28, 2013, which has been reflected in other assets on our Condensed Consolidated Balance Sheets. The restricted cash balance relates primarily to various collateral arrangements related to our property leases worldwide.

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

Total contractual obligations at May 31, 2012, were $8,069.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended February 28, 2013. At February 28, 2013, we had recorded a liability for uncertain tax positions of $185.5 million. Over the next 12 months, we expect a net reduction of approximately $21.7 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 51.4% and 52.1% of our total revenues for the first nine months of fiscal 2013 and 2012, respectively. International cost of revenues and operating expenses accounted for 49.8% and 50.3% of our total cost of revenues and operating expenses for the first nine months of fiscal 2013 and 2012, respectively.

As of February 28, 2013, and May 31, 2012, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.7% and 5.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.1% and 1.2% as of February 28, 2013, and May 31, 2012, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.4% and 1.5% as of February 28, 2013, and May 31, 2012, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of February 28, 2013, and May 31, 2012, we had $5,349.1 million and $5,358.6 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at February 28, 2013, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.25% or 2.25%. On February 28, 2013, the three-month LIBOR and EURIBOR rates were 0.29% and 0.21%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the February 28, 2013, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Legal, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

A detailed discussion of our risk factors can be found in our Registration Statement on Form S-4, filed with the SEC on February 28, 2013, under the heading Risk Factors. There have been no material changes to our risk factors since the filing of the Registration Statement. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

Date: April 10, 2013

INFOR, INC.

By:	/s/ JAY HOPKINS
Jay Hopkins
Interim Chief Financial Officer, Senior Vice President and Controller
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Jay Hopkins

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Jay Hopkins

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at February 28, 2013 and May 31, 2012,

ii.	Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2013 and February 29, 2012,

iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012, and

v.	Notes to Condensed Consolidated Financial Statements.