Form 10-K
period 2013-05-31
Infor, Inc.
filed 2013-08-02
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 333-183494-06

INFOR, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0924667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

641 AVENUE OF THE AMERICAS

NEW YORK, NEW YORK 10011

(Address of principal executive offices, including zip code)

(646) 336-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero as of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on July 31, 2013, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED May 31, 2013

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended May 31, 2013, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this annual report.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this annual report. These forward-looking statements reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in this annual report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) including our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

INDUSTRY AND MARKET DATA

This annual report includes industry data that we obtained from periodic industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from these third-party sources nor the underlying assumptions on which such data relies.

PART I

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries. References to “Lawson” refer to Lawson Software, Inc. (now known as Infor (US), Inc.), a wholly owned subsidiary of Infor, Inc. Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on May 31 of such year.

Item 1.	Business

General

Infor is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. Our software and services offerings are often “mission critical” for many of our customers as they help automate and integrate critical business processes, which enable our customers to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on less specialized software programs that take more time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across different verticals. In addition to providing software products, we help our customers implement and use our applications more effectively through our consulting services. We also provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated customer base of over 70,000 customers world-wide. Our customers range from Fortune 500 enterprises to medium-sized businesses. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products and retail software, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 19 of the top 20 aerospace companies, 12 of the top 13 high tech companies, the top 10 pharmaceutical companies, 23 of the top 50 largest U.S. public hospitals, 23 of the top 50 largest U.S. non-profit hospitals, 84 of the top 100 automotive suppliers, 31 of the top 50 industrial distributors, 26 of the top 35 global retailers, and 5 of the top 9 brewers use our software products.

We serve customers across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 12,700 employees worldwide and have offices in over 38 countries. We offer our software in 31 languages, and we intend to continue to translate our systems as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 56.9% from the Americas, 33.9% from EMEA and 9.2% from APAC in the fiscal year 2013. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

We generate most of our revenue through sales of the following offerings: (1) software licenses and software subscriptions; (2) maintenance, which refers to our subscription-based services through which customers have access to product updates and technical support for products they license from us; and (3) consulting services. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers.

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Corporate Information

Infor, Inc. was formed on June 8, 2009, in the State of Delaware, as Steel Holdings, Inc. by Golden Gate Capital. Steel Holdings acquired SoftBrands, Inc. (SoftBrands) on August 13, 2009. Steel Holdings changed its name to GGC Software Holdings, Inc. (GGC Holdings) on April 25, 2011. GGC Holdings acquired Lawson Software, Inc. (Lawson) on July 5, 2011. Both SoftBrands and Lawson were publicly traded companies. We have maintained the SoftBrands and Lawson brands.

The predecessor to Infor Global Solutions Intermediate Holdings Ltd. (IGS Intermediate Holdings) was formed in 2002 with the acquisition of certain assets of Systems & Computer Technology Corporation and completed through a series of subsequent acquisitions. On June 7, 2006, IGS Intermediate Holdings was formed as a Cayman Islands exempted company. The majority of IGS Intermediate Holdings’ capital stock is indirectly owned by Golden Gate Capital. IGS Intermediate Holdings operated through a variety of direct and indirect wholly owned subsidiaries throughout the world.

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

Our principal executive offices are located at 641 Avenue of the Americas, New York, NY 10011 and our phone number is (646) 336-1700. Our website is www.infor.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Our Sponsors

We have entered into advisory agreements with both Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. The Sponsors are our largest investors. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Golden Gate Capital

Golden Gate Capital is a leading private equity firm with $12.0 billion in committed capital under management. Golden Gate Capital partners with world-class management teams to make equity investments in situations where there is a demonstrable opportunity to significantly enhance a company’s value through analytically challenging, change-intensive investments. Golden Gate Capital partners with exceptional management teams to capitalize upon and catalyze change.

Golden Gate Capital’s approach to investing and adding value to its portfolio companies is founded upon the rigorous application of fact-based analysis to understand, drive and implement strategic and operational change. Golden Gate Capital’s principals have successfully used this analytical approach, their substantial transaction structuring experience and their ability to add value to investments to generate superior returns.

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 65 software companies since its inception in 2000. Golden Gate Capital’s current portfolio of software companies had combined revenues in 2012 of approximately $6.0 billion. Notable current software investments include: Aspect Software, a provider of contact center and unified communications software and services; The Attachmate Group, a software holding company that operates under four business units including Attachmate, Novell, SUSE Linux and NetIQ; and GXS, a global provider of B2B e-commerce software and services.

Summit Partners

Summit Partners is a leading growth equity firm founded in 1984, and provides equity and credit for growth, recapitalizations and management buyouts. Since the firm’s inception, Summit Partners has raised nearly $15.0 billion in capital, and has invested in more than 370 growing businesses across a range of industries in North America, Europe and Asia. These companies have completed more than 130 successful public offerings and in excess of 135 strategic sales and mergers. Summit Partners’ strategy is to partner with outstanding management teams that have built their companies to market leadership, and then support and aid growth through strategic advice and institutional knowledge gained over the past 28 years. With offices in Boston, Menlo Park, London and Mumbai, Summit Partners has a worldwide presence and invests across the globe.

Summit Partners is particularly active in the technology sector, having made investments in more than 200 technology companies, including over 100 software companies. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and Software-as-a-Service (SaaS) categories.

Notable software investments include AVAST Software, a market-leading provider of premium anti-virus software; Hyperion Solutions, a provider of business intelligence software (later acquired by Oracle); McAfee Associates, a pioneer in security software (later acquired by Intel); Meditech, a leading healthcare software provider; RightNow Technologies, a provider of web-based customer support software and services (later acquired by Oracle); and Unica Corporation, a provider of enterprise marketing management solutions (later acquired by IBM).

Our Strategy

We are focused primarily on medium and large-sized enterprise customers that require advanced software products and services designed specifically for their needs. The principal features of our strategy include:

•

Microvertical Software Suites. We develop enterprise software applications to meet the specific needs of customers in targeted industries and increasingly for the microvertical segments within these broader industries, generally enabling our customers to have functionality tailored to the unique needs of their businesses and markets. We intend to continue designing, developing and deploying microvertical-specific applications and technologies that maximize ease-of-use and provide a lower total cost of ownership for customers by saving them time and resources during implementation. To maximize the benefits of our solutions, we plan to complement our industry expertise through our professional services organization and strategic relationships with key partners.

•

Architecture of the Internet. We believe enterprise software and technology have generally lagged the overall advancements delivered during the Internet era. As a result, our intent is to bring these advancements to our customers. For example, our technology approach for integrating the often disparate applications used by our customers is based on the loosely coupled architecture of the Internet, as opposed to the monolithic approach of the past. Infor ION 10x technology is lightweight middleware that uses the standards found in the Internet to connect both Infor and non-Infor applications. This approach simplifies implementations, minimizes the disruption and complexity of upgrades and helps increase the overall speed, agility and deployment flexibility of our customers. Infor 10x technology also includes other advancements in social collaboration, mobility, analytics and cloud deployment solutions.

•

Creating Experiences People Love. We also believe that the overall design and user experience delivered by enterprise applications has trailed the broader software market in recent years. As a result, we are focused on addressing this market need in two ways: 1) creating and investing in an internal design agency called Hook & Loop to bring top design talent and expertise to Infor and 2) delivering business software that is beautifully designed, easy to use, and consistent with what business users find in their personal lives. All the major applications released in Infor 10x feature the new Infor SoHo Experience, a reinvented HTML5 consumer-inspired user interface that is consistent across the user’s Infor experience.

Our Competitive Strengths

We believe we have the following competitive strengths:

•

Strong Market Position in Targeted Verticals. Our products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, automotive, ESM&R, service industries, consumer products and retail, and hospitality. For example, in manufacturing, our largest vertical, our customers include 19 of the top 20 aerospace companies, 12 of the top 13 high tech companies, and the top 10 pharmaceutical companies. In healthcare, our second largest vertical, our customers include 23 of the top 50 largest US hospitals and 23 of the largest US non-profit hospitals. In our other targeted verticals, we have similarly strong positions, counting over 1,200 state and local governments and 26 of the largest 35 global retailers as our customers, and 31 of the top 50 industrial distributors.

•

Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization in our products, which we believe results in lower implementation and upgrade costs, as well as a lower cost of maintenance for our customers. We believe our cost advantage is further enhanced by our flexible approach to middleware and hardware. Our light-weight middleware and business vault technology, ION is built on open standards and allows customers to connect and analyze the data from numerous applications, including those from our company and third parties. We also seek to provide value for our customers through our advanced portfolio of horizontal applications, including our CRM, EAM, financial applications, HCM and SCM suites, which can be bundled together and integrated with our core ERP offering or sold on an individual basis to customers who do not utilize our ERP products.

•

Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our product development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•

Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve over 70,000 customers, ranging from Fortune 500 enterprises to mid-sized businesses. Our revenue base is geographically diverse. Of our fiscal year 2013 revenues, approximately 56.9% was from the Americas, 33.9% was from EMEA and 9.2% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•

Complementary Products Create Compelling Cross-Selling Opportunities. We expect to realize significant cross-selling opportunities among our broad array of product offerings and enhanced focus of the sales effort on our product portfolio. For example, our distribution products were historically sold to customer bases in different geographies with almost no overlap. Within our public sector vertical, some of our public sector products focus on asset management and constituent interaction, including service requests, permitting, licensing and utilities, whereas other public sector products provide governments with back-office systems that help control spending via procurement, financial and human resources (HR) applications. In general, we believe there is significant opportunity to leverage greater cross-sale activity among our various business units and we continue to identify new synergies with respect to products we develop and acquire as they are integrated into our existing businesses.

•

Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle, where he led Oracle’s field organization and oversaw revenue growth of over 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: Co-President, Products and Support, Duncan Angove, with over 20 years of management experience from Oracle and Retek; Co-President, Global Field Operations, Stephan Scholl, a 15-year industry veteran from Lawson, Oracle and PeopleSoft; and COO Pam Murphy, with more than a decade of experience from Oracle and Andersen Consulting. Additionally, our principal stockholders, investment funds affiliated with our Sponsors Golden Gate Capital and Summit Partners, provide ongoing support and advice to our management team. We believe we can draw on the Sponsors’ experience and expertise as two of the most active investors in the technology industry, having collectively invested in or acquired more than 265 technology companies since their respective inceptions in 2000 and 1984.

Our Products and Services

We design, develop, market, sell, implement and support enterprise business software applications that provide our customers with highly functional and technically advanced products. We believe we offer a compelling choice to many enterprise software customers and that we have developed competitive advantages in serving our targeted industries. We offer both vertical-specific and horizontal software products. We also believe we offer a number of flexible deployment options for customers, allowing them to run our software on-premise, on a hosted basis or in the cloud using the same product.

Infor 10x Enterprise Release—Technology Platform

The Infor 10x technology platform achieves major advancements in the areas of core Infor ION integration, enterprise collaboration with Infor Ming.le, the Infor Motion mobile development platform and applications, and Infor Analytics, which includes the Business Vault, Reporting and pervasive business content. Major investments have been made in each application to achieve new features that support microvertical business processes in focus industries, performance and scalability enhancements, and packaged content to reduce deployment complexity and total cost of ownership.

ION. Infor ION is Infor’s innovative Intelligent Open Network (ION). This purpose-built middleware solution provides a simple but powerful and scalable framework, to help eliminate operational silos, improve exception management, and achieve unparalleled end-to-end efficiency.

Social. Infor Ming.le provides a comprehensive platform for social collaboration, business process improvement, and contextual analytics. Incorporating the most innovative social media concepts into a business environment, Infor Ming.le marries communications and business processes to help businesses work smarter and faster.

Mobile. Infor Motion is both a development platform and a set of business applications. Infor Motion permits customers to quickly and easily design, build, and deploy custom mobile apps that extend the value of existing Infor systems. Additionally, Infor Motion allows businesses to integrate mobile capabilities with existing Infor applications.

Analytics. Infor Analytics provides business intelligence (BI), operational reporting, Business Vault, pervasive and embedded analytics—all of which can be accessed from a mobile device. With Infor Analytics, businesses can build customized mobile dashboards to take action on items anytime, anywhere, as well as present business intelligence information in highly-visual, easy-to understand ways.

Mongoose. Infor Mongoose is an application development framework and Platform-as-a-Service (PaaS). With Infor Mongoose, businesses can easily design and deploy small applications that enhance the core enterprise solution without knowledge of complex source codes or programming languages.

Enterprise Resource Planning (ERP)

Our ERP products help customers in targeted industries cut costs, improve operational efficiency, and make smarter decisions faster. Our offerings are specifically designed to meet the needs of customers in the manufacturing, distribution, healthcare, automotive, public sector, ESM&R and other services and/or trade-oriented businesses and include the following:

Infor LN. Software designed to manage the demands of larger, multi-site businesses with complex manufacturing and distribution environments. Key products include Financial Management, CRM, Order Management, SCM, Manufacturing Control, Sourcing & Procurement, Project Management, Quality Management and Service Management.

Infor Lawson Enterprise Business Management Solution. Software designed to help customers “staff, source and serve” in their respective markets. Key products are specifically designed to serve the healthcare, public sector and other services industries and include financial management, SCM, and services management.

Infor M3. Software designed to help customers who “make, move and maintain” goods or equipment in their markets. Key products include Financial Management, Manufacturing Operations, SCM, Enterprise Asset Management and Customer Sales & Service.

Infor SyteLine. Software designed to provide discrete manufacturing customers with the foundation to improve business efficiency, customer service, and overall manufacturing productivity. Key products include CRM, Sales & Order Management, Services Management, HCM, Financial Management, Production Management, SCM, Enterprise Planning and Master Data Management.

Infor VISUAL. Software designed for order-driven manufacturers who desire an affordable, easy-to-implement system that provides multiple scheduling options. Key products include Advanced Planning and Scheduling, Manufacturing Execution System, CRM, Quality Management, Lean Scheduling, Project Management, Financials and Dashboard.

Infor Adage. Software designed for manufacturers in the food and beverage, chemical, and pharmaceutical industries, where bill of material-based software cannot model operations. Key products include CRM, Customer Demand Planning, Pricing & Order Management, Product Lifecycle Management, Asset Management, Financials, Production Planning, Production & Costing, Production Scheduling, Procurement, Warehouse & Inventory Management and Quality Management.

Customer Resource Management (CRM)

Our CRM products help users build deep relationships with their customers and improve service. This software is designed to help users react quickly, intelligently, and personally to customer interactions; plan, execute, and monitor outbound marketing campaigns; and convert customer leads into sales. Key products include Infor Orbis Marketing Resource Management, Infor Epiphany Interaction Advisor, Infor Epiphany Marketing, Infor Epiphany Sales and Infor Epiphany Service.

Our strategic partnership with Salesforce integrates Salesforce’s Sales and Services applications with Infor’s ERP and financial products to create a powerful enterprise solution that spans the entire customer lifecycle. In addition to reselling Salesforce Sales Cloud and Salesforce Service Cloud, we have developed native applications as part of the offering.

Enterprise Asset Management (EAM)

Our EAM products help our customers keep their plant, equipment, and facilities available, reliable, and safe. They are designed to help customers monitor, and manage the deployment, performance, and maintenance of company assets to eliminate operational downtimes and reduce costs, as well as provide customers with financial and physical controls required to control their energy consumption and the asset and operating infrastructure that underpins them. Key products include Infor EAM Enterprise, Infor EAM Energy Performance Management and Infor MP2.

Financial Management/Office of the CFO

Our financial management products help customers deliver timely, actionable financial information, enforce global financial standards and controls, and improve business transparency. They are designed for budgeting, forecasting, financial reporting, expense management, and compliance. Key products include Infor Lawson Financials, Infor SunSystems, Infor Expense Management, Infor HCM, Infor EAM Enterprise, Infor Lawson Supply Chain Management, Infor Corporate Performance Management, Infor BI, Infor Approva Continuous Monitoring, Infor Core Billing and Banking.

Human Capital Management (HCM)

Our comprehensive HCM products enable our customers to manage their workforce and transform the role of the HR professional from an administrative and policy enforcing role to that of a strategic business partner. Offerings include:

Infor Enwisen HR Service Delivery. Designed as a multi-tier HR service delivery model that empowers employees to take control of routine HR transactions. It includes a personalized, searchable knowledge base and case management tool, to streamline new hire onboarding, voluntary and involuntary offboarding, and total rewards communications.

Infor Learning Management. Designed as a fully-integrated learning management system (LMS) that incorporates a learning content management system, authoring tool, comprehensive learning management reports, and services for e-learning adoption and implementation.

Infor Talent Management. Designed to manage, develop and retain employees. Key products include Talent Acquisition, Goal Management, Performance Management, Compensation Management, Learning and Development, Succession Management and Global Human Resources.

Infor Human Resource Management. Designed to manage the HR processes related to employees. Key products include Absence Management, Benefits Administration, e-Recruiting, Employee and Manager Self-Service, Human Resources, Payroll, Performance Management for Healthcare, Personnel Administration, Resource Navigator, Teacher Contract Administration and TalentView of Performance.

Infor Workforce Management. Designed to automate time-intensive staffing and scheduling tasks. Key products include Scheduling and Staffing, Scheduling and Staffing for Casinos, Scheduling and Staffing for Healthcare and TimeOff Planner for Healthcare.

IBM Power Platform Enterprise Resource Planning Solutions

Infor XA. Designed for discrete manufacturers with mixed-mode processes including repetitive, engineer-to-order, configure-to-order, manufacture-to-order, assembly-to-order, and make-to-stock. Key products include Capacity Planning, Production Control, Order Management, Inventory Management, Forecasting, and Financial Management. Infor XA also utilizes an industry-leading Java-based architecture to provide a rich user experience that simplifies personalization and product customization.

Infor System21. Designed to help the fashion, apparel, food/beverage, automotive, electronics, industrial equipment, and general manufacturing and distribution companies. Key products include Finance, Inventory, Sales, Purchasing, Manufacturing, Distribution, Drinks, and Style functionality purpose built for our customer’s industries.

Infor LX. Designed for process manufacturers worldwide. Key products include Capacity Planning, Production Planning, Quality Management, Order Management, Inventory Management, Forecasting, and Enterprise Financials.

Supply Chain Management (SCM)

Our SCM products are designed to help customers manage their entire supply chain including designing, forecasting, planning and execution. Key products include Infor Sales & Operations Planning, Infor Demand Planning, Infor Advanced Planning, Infor Advanced Scheduling, Infor Network Design, Infor Supply Chain Execution, Infor Transportation Planning, Infor Warehouse Management and Infor Scheduling.

ION

Our innovative ION technology is an easy-to-implement, low-cost middleware component that enables customers to connect various applications and share information across many sources and systems. Our ION products are designed to enable communication and secure sharing of data across on-premise and cloud applications, to monitor the status of business tasks in relation to promised completion or established service level agreements (SLAs), to automatically receive alerts about exceptions and potential non-compliance and to automate document routing and approvals via workflows across multiple applications. Key products include Infor ION Connect, Infor ION Business Vault, Infor ION Workflow and Events.

Industry-Specific Software Products

Our industry-specific enterprise software suites are tailored to meet the specific conditions and requirements of individual industries. We target specific industries, including manufacturing, healthcare, distribution, public sector, automotive, service industries, ESM&R, consumer products and retail, and hospitality. Within our target industries, our products are tailored to provide rich functionality at a micro-vertical level. We believe an industry-specific focus is fundamental to our ability to help our customers achieve their desired results and derive greater value from their enterprise software investments.

A brief overview of our industry-specific software products is provided below:

Manufacturing. Our manufacturing products help our customers manage fluctuating demand and costs. Our software covers many of the core and supporting areas that a manufacturing company needs, from initial forecasting, material and capacity planning through to production planning and warehouse management. Our easy-to-use tools and web-enabled technologies help our customers collaborate more effectively across their organizations and supply chain partners and better serve their customers. Features include, among others, powerful planning tools, support for lean manufacturing such as orderless production, advanced warehouse and logistics software products and integrated mobile solutions.

Healthcare. We offer innovative, industry-leading healthcare solutions used by organizations globally that substantially reduce operating costs by improving the integration, planning, tracking, and management of a healthcare organization’s most vital resources: people, supplies, and financial assets. Infor Healthcare solutions help healthcare organizations respond immediately to emerging healthcare needs, improve both the quality of clinical care and the viability of business operations to transform for the future.

Distribution. Our distribution products are designed to provide our customers with visibility and control to help manage high volumes, thin margins and wide product assortments. Features of our distribution software products include, among others, advanced order promising at point-of-sale, support for multi-channel sales, ability to handle supply and product diversity, auto balancing of stock across facilities and integrated route management.

Public Sector. Our public sector products are designed for organizations that serve the public. We invest in industry expertise and consult best practices in the government, education, public authorities and utilities industries. Our focus on the public sector allows us to enable our customers to serve the public in a personal, responsive and cost-effective fashion. Our public sector focused products are designed to fit most needs without unwanted functionality.

Automotive. Our automotive products are designed to meet the unique demands of the automotive manufacturing industry including original equipment manufacturers (OEMs), automotive tier suppliers, specialty vehicle manufacturers, manufacturers of licensed brand components, aftermarket service and specialty parts manufacturers, and companies that remanufacture complex parts. Features include powerful planning tools, support for lean manufacturing such as orderless production, advanced warehouse and logistics software products.

Service Industries. Our service industries’ products serve a wide variety of service-based organizations such as insurance companies, banks, airlines, shipping companies, casinos, religious institutions, utilities and professional service organizations. Our products offer both integrated products that are tailored to meet the needs of specific industries and a series of configurable components for planning, executing and controlling production in different environments.

Equipment Service, Management & Rental. ESM&R products are designed for equipment manufacturers, distributors and rental companies who focus on after-sales service and continuous customer care. Key products include Equipment and Component Control, Preventative Maintenance, Work Order Processing, Maintenance and Performance Costing, Maintenance Customer Order Processing, Maintenance Planning Board, Diagnostics Management and Vehicle Operations Management.

Consumer Products & Retail. We offer a comprehensive suite of enterprise software products for retail companies. These products offer our retail customers tools to help them improve profits and combat charge-backs. It also helps them gain greater control over their margins, products and relationships throughout the supply chain. Additionally, these products help companies to identify and quantify, in advance, potential business process improvements and helps prioritize improvement opportunities within their business.

Hospitality. Our hospitality products are used by more than 10,000 hospitality properties worldwide, including some of the world’s most recognizable hotels, resorts and gaming facilities. These products are suitable for a hospitality property of any type and size, including global chains, smaller chains, independent hotels or motels and government lodging. Our products help our customers manage their front-office tasks, reservations, housekeeping, sales and marketing, accounting, engineering and many other tasks.

Maintenance and Support Services

Our maintenance and technical support programs include product upgrades, updates and corrections for the software under maintenance, as well as various levels of technical support including access to our knowledge base and our product support team, technical advice and application management. These programs are comprehensive customer care programs that entitle our customers to various levels of support to meet their specific needs. Our maintenance and technical support offerings are delivered through the support organization operating from our support centers around the world.

Consulting Services

Our consulting services range from the initial assessment and planning of a project to the actual implementation and post-implementation of a project, including optimizing a customer’s use of its software. We also provide training and learning tools to help our customers become proficient in using our software quickly and effectively.

Cloud Products

Our cloud products deliver an integrated application suite hosted on our multi-tenant servers. Our industry-leading model offers a flexible hybrid model, where some functionality is served on-premise and some functionality is served from the cloud, providing customers with the flexibility and adaptability that they need. Our cloud products are served from state-of-the-art industrial data centers and deliver enterprise-level functionality for ERP, CRM, EAM, Property Management, Expense Management, Hospitality Management, and Workforce Management.

We offer two different cloud-based payment options, as well as standard on-premise deployment and dedicated hosting options. These choices include a SaaS subscription option, where we host customers’ applications on our multi-tenant servers, and they receive pay-as-you go term licenses that enable flexibility for on-demand software, as well as a hosted license option, where the customer purchases a perpetual software license, and we host the applications on our multi-tenant platform.

Our Industry

The enterprise application software industry is competitive, rapidly changing and significantly affected by new product offerings and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. According to Gartner, Inc. (Gartner), the world-wide enterprise applications software market is forecasted to be approximately $127.3 billion in revenue for 2013, and is forecasted to grow at a compounded annual growth rate of 7.3% per annum from 2012 to 2017.

Our target market segments include ERP (including HCM and Financial Management), SCM, CRM and BI. According to Gartner, our target markets cumulatively represented approximately $59 billion of revenues or 50% of the world-wide enterprise applications market for 2012. Of this amount, our target markets’ revenues represented approximately, 42% for ERP, 22% each for CRM and BI and 14% for SCM.

We believe our target markets are experiencing favorable trends. We believe that improving economic conditions will encourage companies to enhance their enterprise applications software spending as they refocus on growth and productivity enhancing initiatives. Moreover, a general post-recession catch-up in IT spending is expected to increase the entire enterprise applications market, as some companies resume their software spending that was put on hold during the recession by buying new systems or upgrading existing systems. We believe the healthcare market is experiencing positive trends given the momentum of the electronic health records initiative, new regulation and changes to existing rules that went into effect with the recently enacted healthcare legislation. With market leadership position in multiple enterprise applications products and verticals, we believe that we are well positioned to take advantage of these favorable trends and further enhance our revenue, profitability and market share in the coming years.

The enterprise applications industry has experienced significant consolidation over the last ten years. Many ERP companies have made acquisitions to acquire access to a customer base or fill out their product lines or join forces to better compete in the market. For example, Oracle Corporation, one of our primary competitors, has acquired more than 90 companies since 2005, including market leaders such as PeopleSoft, Hyperion and Siebel. While this consolidation has created larger companies with broad product lines, it has also resulted in fewer competitors providing less choice for customers. Moreover, the broad product offerings from these large ERP players have become less targeted and more expensive for customers. Consolidation in our target markets has further enhanced our competitive positioning with our customers. We believe that for many customers, we present a compelling alternative to the large horizontal providers, such as Oracle Corporation and SAP AG, while maintaining an ability to compete with smaller niche providers.

A number of factors driving demand for enterprise application software products are listed below:

•

Need for Vertical-Specific Enterprise Software. We believe that software applications from vendors such as Microsoft Corporation, Oracle Corporation, Intuit Inc., The Sage Group plc and SAP AG, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In general, customers may need to customize these horizontal software products to suit their specific needs and may need to acquire select software modules from multiple vendors to integrate into their systems into one comprehensive software suite that meets their purpose. This approach can lead to a complex and time-consuming implementation and integration process and may drain customers’ human capital and financial resources and increase total cost of ownership. As a result, we believe enterprises in our target markets prefer a single vendor like us that can offer software that requires fewer customizations to adapt to their business needs, along with high-quality implementation, deployment and maintenance support services that help optimize the benefits of our product offerings.

•

Complex Regulatory Requirements and Changing Industry Dynamics. Businesses across a range of industries are increasingly required to comply with regulations such as the Sarbanes-Oxley Act, Basel II, Solvency II and the Health Insurance Portability and Accountability Act, as well as complex tax and financial audit reporting and other regulatory compliance obligations. Such regulatory mandates often require organizations to audit, track and manage their information, systems and processes to comply with regulations that are often complex and that vary by geography and industry. We believe these regulations and the tightening of the overall regulatory environment are forcing businesses to continue to improve their ability to audit their practices in ever more efficient ways to confront accounting, business and financial management issues with a high degree of attention to avoid or mitigate potentially severe consequences of any failures. We believe such complexity and variability, and the increased operational cost that results, is encouraging businesses to implement information technology software products that help them automate and monitor regulatory compliance requirements in more cost-effective and scalable ways than their current systems can accommodate. Industry dynamics are shifting as organizations must stay current with changing rules and regulations. For example, in early 2010, the U.S. Government rolled out a five-year plan to computerize health records at all hospitals and physician clinics with a view that electronic health records would provide greater safety for patients and lower costs for healthcare providers. This electronic health record initiative has forced many healthcare providers to implement new (or upgrade their existing) IT systems to electronically capture their patients’ records, which has led to tremendous increase in the demand for healthcare IT software products in the market, including our software products. As more healthcare providers adopt IT software products to comply with this requirement, we believe license sales from our healthcare software products will experience growing demand.

•

Increasing Focus on Human Capital. We believe that our customers consider efficient and effective utilization of their human capital as a key to their success. Many of our customers have complex human resource organizations, where their workforce is spread across locations, departments and verticals. The ability of our customers to manage their human resources effectively helps lower costs and also helps retain the right talent, enhancing overall productivity. We believe that an increasing focus on HCM among enterprises generally is responsible for driving growth rates in HCM spending that are among the fastest in the enterprise application software market.

•

Need to Improve Process Efficiencies and Customer Service. Companies strive to innovate while controlling costs and offering superior customer service in order to survive and thrive in a highly competitive marketplace. We believe that businesses in general view information technology as a definitive way to modernize, automate and further increase the efficiency of their processes. As global competition increases, these businesses will need to replace their older technology systems or manual processes with more comprehensive business management software products in order to increase efficiencies, optimize their business performance and enhance their competitive advantage.

Competition

The enterprise software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition and greater financial and marketing resources. We believe the principal competitive factors affecting our market include:

•	product features, functionality, performance and price;

•	knowledge of a customer’s industry and tailored solutions;

•	company stability, resources and reputation;

•	ease of integration and speed of implementation;

•	level of customer service;

•	sales and marketing efforts; and

•	new product and technology introductions.

We believe we have competitive advantages over a number of our competitors. Some of these advantages include:

•	industry-focused solutions;

•	industry-specific experience and expertise;

•	low total cost of ownership;

•	innovative technology; and

•	openness and flexibility of our software architecture.

Our most frequently encountered competitors are SAP AG and Oracle Corporation. Both are large, global vendors that are increasingly targeting mid-sized businesses, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like us that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle. Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. By increasing our scale and the range of our products, we believe we can compete and win against SAP, Oracle and other ERP vendors, globally in our targeted industries.

We have also strengthened our competitive position by launching innovative new products like Infor10 Workspace, ION Suite, Infor Business CloudSM, and Inforce™. We have also significantly improved our consulting and maintenance offerings to give our customers a greater choice in how we install and support their applications and technology.

Sales and Marketing

We market and sell our software and services solutions primarily through a direct sales force, augmented by strategic alliances with systems integrators and resellers. Our direct sales force and services organizations are aligned with our strategy of providing industry-tailored applications. Within each industry we have a dedicated, direct sales team. These industry teams further break down into regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas, EMEA and APAC. In addition to industry teams, the Company has a Strategic Accounts group that focuses on our 125 largest and most strategic customers. Finally, we have a telesales group that focuses on inside sales to smaller customers and smaller transactions within larger customer accounts.

In addition to our direct sales teams, we have over 700 resellers and strategic alliances that focus on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

We also use application service providers (ASPs) to distribute our products in a hosted environment. ASPs allow us to cater to companies that prefer a hosted solution. Our software’s architecture is easily distributed over the Internet and is highly scalable to serve many customers. Many of our products also support multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

Research and Development

Since our inception, we have made substantial investments in software product development. We believe that timely development of new software applications, enhancements to existing software applications and the acquisition of rights to sell or incorporate complementary technologies and products into our software offerings are essential to maintain our competitive position in the market. The business application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. We are committed to continued investment in R&D to enhance our existing products as well as developing new innovative applications.

Our total R&D expenses were $351.9 million for the year ended May 31, 2013, or 12.9% of revenue. As of May 31, 2013, our research and development organization consisted of approximately 3,550 employees. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of R&D expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual,” “Infor Business Cloud” and “Inforce(1),” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. Other trademarks and trade names appearing in this document are the property of their respective holders.

(1)	The trademark Inforce is jointly owned by Infor and salesforce.com.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 66 United States-issued patents, six pending United States patent applications, five foreign equivalent patents, and two foreign equivalent patent applications. Existing copyright laws afford only limited protection. We believe that because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection and the high cost of pursuing infringement claims, legal and contractual mechanisms for protecting our intellectual property may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. These intellectual property protections help us maintain the proprietary nature of our technology, which in turn is helpful in protecting our market position, but may be less significant to the success of our business than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services. We cannot guarantee that these legally available intellectual property protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Some of our existing business units that we and our predecessors have acquired over the years have historically licensed software to customers under a model that allowed the customer to access source code for certain product lines. In general, however, our current practice is to license and distribute only object code versions of most of the software we offer, although we often enter into source code escrow arrangements with recognized third-party source code escrow companies on terms that are customary within the software industry, which provide customer access to source code only under very limited circumstances. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States and some jurisdictions are less likely to enforce of such laws may be limited in local jurisdictions as well.

We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. As described in this Annual Report under Item 3, Legal Proceedings, we are currently defending patent infringement litigation in the U.S. Under the license agreements with our customers, we agree to indemnify our customers for third-party claims that may be brought against them asserting that our products infringe the intellectual property rights of those third parties.

We are also exposed to product liability risks under applicable country and state laws. We generally attempt to limit our exposure to product liability claims with customers as part of our license agreements. However, local laws or unfavorable judicial decisions might diminish or invalidate the scope of these limitations.

Employees

As of May 31, 2013 we had approximately 12,700 employees, including approximately 2,130 in sales and marketing, 3,550 in research and development, 5,300 in services and customer support and 1,720 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Available Information

We make available, free of charge, in the Investor section of our website (www.infor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330. Our filings are also available on the SEC’s website at www.sec.gov. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Factors That May Affect Our Future Results

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Annual Report. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

Risks Related to Our Business

Economic, political and market conditions, including the recent recession and global economic crisis, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general political developments; and

•	currency exchange rate fluctuations.

Macroeconomic developments like the recent recessions in the U.S. and Europe and the debt crisis in certain countries in the European Union could negatively affect our business, operating results or financial condition. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) budgets or be unable to fund software and services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters, including the earthquake and resulting tsunami in Japan, continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support.

We face large, established competitors, specialized competitors and substantial price competition.

We compete with Oracle Corporation, SAP AG and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

•	single-industry software vendors;

•	human resource management software vendors;

•	financial management software vendors;

•	manufacturing software vendors;

•	merchandising software vendors;

•	services automation software vendors;

•	software integrators and outsourced services providers; and

•	internet (on demand) software vendors.

Some competitors offer payment terms, contractual warranties, implementation terms or guarantees that are more favorable to customers and prospects. Competitors may entice our customers and prospects to switch software vendors by offering those customers or prospects free or heavily discounted products or services, and other more favorable contract terms. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers that lower our margins and increase our risks. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

Our revenues, and in particular our software license revenues, vary each quarter and are difficult to predict. If we are unsuccessful in predicting our results to enable reliable business planning, the value of your investment could decline substantially.

Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies. A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and renewing their annual maintenance agreements. If we do not continue to develop or acquire new products, licensing activity with existing customers will decline. Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient new licensing activity each year, our maintenance revenue and profit for the following year will decline because new customers or sales of additional products to existing customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

•

The period between initial customer contact and a purchase by a customer may vary and can be more than one year. During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect’s management, strategy, business or industry. Increasingly, customer or prospect organizations are taking more steps to approve the purchase of our products and services. Often times, we must wait for a customer or prospect’s board of directors to approve a purchase. These added approval requirements can delay the sales cycle and jeopardize the likelihood of completing the sale.

•

A substantial number of our existing and prospective customers make their purchase decision within the last few weeks or days of each quarter. A delay or deferral in a small number of large new software license transactions could cause our quarterly license revenue to fall significantly short of our predictions.

•	Prospective customers may decline or defer the purchase of new products if we do not have sufficient customer references for those products.

•

New products or technologies, software industry mergers and other software industry news may create uncertainty and cause customers and prospective customers to cancel, postpone or reduce capital spending for our products.

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include, without limitation:

•	the growth rates of certain market segments in which we compete;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•

changes in deferred revenue and unbilled deferred revenue balances, which may not be reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	technical difficulties or interruptions in our service;

•	changes in foreign currency exchange rates;

•	conditions, particularly sudden changes, in the markets we serve;

•

changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws and accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, results of tax examinations by local and foreign taxing authorities;

•	expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the timing of commission, bonus, and other compensation payments to employees.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results, changes in our deferred revenue and unbilled deferred revenue balances and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our revenue is largely dependent on renewal of maintenance agreements by our customers.

We generate substantial recurring revenue from our customer support program and other software maintenance services, most of which renew annually at the customer’s option. The level of our maintenance revenue is directly related to the number of our software products that are in active use by customers. If our customers stop using our products, if we are unable to maintain the rate of addition of new customers, or if our customers determine that they cannot afford maintenance, our maintenance revenue can be expected to decline. We expect that maintenance revenue from legacy products for which we have decreased or curtailed development funding will decline over time.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

We may be unable to identify or complete suitable acquisitions and investments; and any acquisitions and investments we do complete could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we intend to pursue strategic acquisitions in the future. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its technology, products, services, personnel and/or operations into our business. In addition, its key personnel may decide not to work for us. These difficulties could disrupt our on-going business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or issue equity securities to pay for future acquisitions or investments. If we finance acquisitions by issuing debt, we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness which could affect the market price of our debt securities. The issuance of equity or convertible securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations. Other inherent risks include:

•	the potential failure to achieve the expected benefits of the combination or acquisition, including the inability to generate sufficient revenue to offset acquisition or investment costs;

•	risk associated with entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•

failure to retain and maintain relationships with customers and partners of the acquired company who might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

•

potential for adverse impact on existing relationships between the acquired business and third-party suppliers of technologies and services, some of which may be critical to successfully commercializing or maintaining the acquired business and its assets;

•	potential for unknown liabilities associated with the acquired businesses to materialize;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•

customer and employee dissatisfaction and attrition resulting from required changes to pre-existing terms and course of dealing and the need to implement new controls, procedures and policies at the acquired company;

•	challenges caused by distance, language and cultural differences;

•

in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency, tax and regulatory risks associated with specific countries; or

•	the tax effects of any such acquisitions.

Charges to earnings resulting from acquisitions may adversely affect our operating results.

Under business combination accounting standards pursuant to ASC 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•

identification of or changes to assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•

charges to our operating results to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated, charges to eliminate certain duplicative pre-merger activities, and charges to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competitors may take advantage of our limited intellectual property protection.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 66 patents and six pending patent applications in the U.S. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time-consuming and costly.

Changes in intellectual property laws which may disrupt or eliminate our certain anticipated revenue stream.

Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Any changes to foreign intellectual property legislation which would restrict our ability to enforce certain intellectual property rights, including with respect to customer non-compliance and anti-assignment and other software license terms, may disrupt or eliminate our anticipated revenue streams from those affected areas.

Others may claim that we infringe their intellectual property rights.

Many participants in the technology industry, and patent holding companies who have no independent product revenue, have an increasing number of patents and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. These types of claims are time-consuming and costly to defend. We are currently defending a patent infringement lawsuit that enjoined the sales, support and servicing of certain of our software configurations. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

Our products are deployed in large and complex systems and may contain defects or security flaws or be implemented incorrectly.

Because our products are deployed in large and complex systems, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released. Our customers might encounter difficulties with the implementation of our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. The services needed for implementing our products are also complex, and require knowledge and cooperation between both the customer’s and the service provider’s teams. As a consequence, from time to time we have received customer complaints or been sued. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. We may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

Deterioration in our relationships with resellers, systems integrators and other third-parties that market and sell our products could reduce our revenues.

Our revenue growth will depend, in part, on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose sales and marketing opportunities. Some current and potential customers rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us.

Because we do not own all of the products that we license, we rely on our continued relationships with other software suppliers. Our failure to obtain licenses for third-party technologies could harm our business.

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate in many of our products software supplied by Micro Focus International, Inc. We also have reseller and alliance relationships with IBM, and other software suppliers businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. There can be no assurance that the licenses for these third-party technologies will not be terminated, that the licenses will be available on future terms acceptable to us or that we will be able to license third-party software for future products. In the event that these third-party products were to become unavailable, we may be unable to readily replace these products with substitute products. Any interruption in the short term could have a detrimental effect on our ability to continue to market and sell those of our products relying on these specific third-party products and could adversely impact our business. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

International sales and operations subject us to risks that can adversely affect our operating results.

We derive a substantial portion of our revenues, and have significant operations, outside of the U.S. Our international operations include software development, sales, customer support and administration. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements. The risks and challenges associated with sales to customers outside the U.S. also include:

•	added costs and challenges inherent with localization of our product and service offerings, including the need for accurate translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with privacy and data protection laws and regulations;

•	regional data privacy laws that apply to the transmission of data across international borders;

•

treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	different pricing environments; and

•	difficulties in staffing and managing foreign operations.

We may experience foreign currency gains and losses.

Certain transaction gains and losses are generated from inter-company balances that are not considered to be long-term in nature that will be settled between subsidiaries. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is U.S. dollars. We conduct a significant portion of our business in currencies other than the U.S. Dollar. Our revenues and operating results are affected when the U.S. Dollar strengthens or weakens relative to other currencies. Changes in the value of major foreign currencies, particularly the Euro and the British Pound relative to the U.S. Dollar can significantly affect our revenues and operating results. Net foreign currency transaction gains and losses, resulting primarily from recognized balance sheet exposures, are recorded within earnings in the period incurred.

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry throughout the world. We are subject to various legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Open source software may diminish our software license fees and subscriptions and impair the ownership of our products.

The open source community is comprised of many different formal and informal groups of companies, software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to business users in our markets, we will need to change our product pricing and distribution strategy to compete. If one of our developers embedded open source components into one of our products, without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy. Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community. In that case, our ownership rights and ability to charge license fees for those delivered products could be diminished or rendered worthless. We currently take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

Regional business disruptions could adversely affect our operating results.

A significant portion of our critical business operations, including research and development, product maintenance, services support, and general and administrative support, are concentrated in a few geographic areas. A disruption or failure of our systems could cause delays in completing sales and providing maintenance and services to customers. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

We must attract and retain account executives in our sales organization to achieve our revenue goals.

Revenue growth, and in particular software license revenue growth, requires that we have a sufficient number of trained account executives in our sales organization to develop leads and call on prospective customers. Competition in our industry for experienced account executives is intense. Competitors and other software companies may lure away our account executives through signing bonuses and other special incentives. The failure to attract and retain account executives will negatively impact our revenue growth. When we hire a new account executive, the time period required for that person to become productive will vary, depending on their experience and training and the customer pipeline and length of sales cycle.

If we are unable to attract and retain senior management, software developers, services consultants, finance and accounting specialists, and other qualified personnel, we will be unable to develop new products and increase our revenue and profitability.

We also rely on the continued service of our senior management, software developers, services consultants, finance and accounting specialists, and other key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical, financial and other personnel. The failure to attract, train, retain and effectively manage employees could negatively impact our development and efforts and cause a degradation of our customer service. If we are unable to attract and retain finance and accounting personnel who have experience with the software industry and U.S. accounting requirements, we will have to rely on more costly contractors to fill the roles necessary for us to meet our governance and regulatory requirements.

We are required to delay revenue recognition into future periods for portions of our license and maintenance fee activity.

Our financial statements are prepared in accordance with U.S. GAAP. Under those rules, we are required to defer revenue recognition for software license fees and subscriptions and product updates and support fees in situations that include the following:

•	the customer agreement includes essential services, including significant modifications, customization or complex interfaces;

•	the customer agreement includes unique acceptance criteria;

•	the customer agreement includes extended or contingent payment terms or fees;

•	a third-party vendor, whose technology is incorporated into our products, delays delivery of its product to the customer; or

•

we are not able to establish historical pricing and maintenance renewal rates with respect to our products, such as where the customer agreement includes products that are under development or has other undelivered elements, to meet the vendor-specific objective evidence (VSOE) requirements of these accounting rules.

We expect that we will continue to defer recognition of portions of our license and maintenance fee activity in each period. The amount of software license fees and subscriptions revenue and product updates and support fees deferred may be significant and will vary each quarter, depending on the specific terms of contracts executed during each quarterly period. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

We may take additional restructuring actions that result in financial charges in the period taken.

In response to the global economic downturn and as part of our preparation for verticalization of our organization’s structure in fiscal 2010, we took significant actions to reduce costs. In the following fiscal years we have taken other actions to right-size our operations and to better focus on our targeted industries. In the event of continued uncertainty about future domestic and global economic conditions and the timing and strength of the recovery and in the event of another global economic downturn, we may decide to take additional restructuring actions to improve our operational efficiencies and we may be required to incur financial charges in the period when we make such decisions, which could have a material adverse impact on our results of operations for that period.

We may have exposure to additional tax liabilities.

As a multinational organization, we are subject to income taxes as well as non-income based taxes, in both the U.S. as well as in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have additional exposure to additional non-income tax liabilities.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate;

•	changes to the financial accounting rules for income taxes;

•	unanticipated changes in tax rates;

•	changes in accounting and tax treatment of equity-based compensation;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	changes to the valuation allowance on net deferred tax assets; or

•	assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place.

Based upon our corporate structure, a higher proportion of our income before taxes may be subject to U.S. tax compared to our predecessor companies and company groups. Since the combined U.S. federal and state tax rate is typically higher than the tax rates of the non-U.S. jurisdictions in which we operate, our tax expense and cash tax costs may increase as a result.

We report our results of operations in part based on our determination of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we receive notices from the relevant tax authorities claiming that we owe a greater amount of tax than we have reported. We regularly engage in discussions, and sometimes disputes, with these tax authorities regarding the amount of taxes owed. If the ultimate determination of our taxes owed is for an amount in excess of the tax provision we have recorded, our operating results, cash flows, and financial condition could be adversely affected.

The obligations associated with being a registered company will require significant resources and management attention.

As a result of filing the prospectus with the SEC in connection with this exchange offer and becoming a registrant, we will incur significant legal, accounting and other expenses that we did not previously incur. We will become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Furthermore, the need to establish the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a registrant. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

We are in the information technology business, and our products and services store, retrieve, manipulate and manage our customers’ information and data as well as our own. The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers and personnel, including financial, personally identifying and other sensitive data and our business uses similar systems that require us to store and use data with respect to our customers and personnel. Our collection and our customers’ collection and use of this data might raise privacy and security concerns and negatively impact our business or the demand for our products and services. If a breach of data security were to occur, our business may be materially and adversely impacted and products may be perceived as less desirable, which would negatively affect our business and operating results.

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers and make it more difficult for donors to make online donations.

Additionally, despite our efforts to combat such measures, computer hackers may attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information or data of our customers. Computer hackers may be able to develop and deploy computer viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems. These risks for us will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within our business.

Changes in regulation and industry practice, including particularly regulation and practice dealing with security and privacy, could cause us additional expense.

Recent legislation has increased the responsibilities of software companies and their clients regarding financial security, identity theft and privacy. In particular, the credit card industry has adopted credit card security guidelines intended to help minimize identity theft and credit card fraud. Our customers may not effectively implement all of the updated security features that we introduce or make all necessary changes to their operating procedures, or they may fail to implement other required security measures. It is possible that, regardless of our efforts to comply with credit card company requirements or to implement sound security measures through our software code, we could be subject to claims from our customers, or their clients, if unauthorized access to credit card data occurs through the use of our software.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

The uncertainty posed by the weakened global economy, volatile credit markets, escalating energy prices, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services and projections of future revenue and operating results, will continue to be difficult to predict. These geopolitical risks could also impede employee travel and our business operations in any affected regions.

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software license fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our new license prices.

The market for cloud-based applications embodied in the SaaS subscription model may develop more slowly than we expect.

We offer certain of our software applications and functionality within a cloud-based IT environment that we manage and offer via a subscription-based SaaS model. Our success in growing revenue and market share from our SaaS-based software offerings will depend, to a large extent, on the willingness of our customers and the markets we serve to accept this model for commercializing applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software and IT staffing into their businesses and may be reluctant or unwilling to switch to a recurring fee model for our software applications or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to offer our software under this model;

•	our ability to maintain high levels of customer satisfaction, including with respect to maintaining uptime and system availability standards consistent with market expectations;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on customer websites; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business. Our business model continues to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability for our SaaS-based offerings. We incur expenses associated with the infrastructures and marketing of our SaaS subscription offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our SaaS subscription offerings may unfavorably impact demand for certain of our other products and services including new software licenses and software license updates and product support services traditionally provided with our offerings that customers host on their own premises.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, our attempts to realign our sales force and other restructurings have generally resulted in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

We might experience significant errors or security flaws in our software products and services.

Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time-consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new software products or new versions of software products, we could lose revenues. In addition, there could be security issues with our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing software products is expensive, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies, which in many cases, permits the customer to terminate their contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. In many cases, our government contracts are subject to the approval of appropriations being made by legislators and other government funding authorizations to fund the expenditures under these contracts. Additionally, government contracts are generally subject to audits and investigations, as well as more stringent regulatory requirements and contract terns than would be applicable to contracts with private-sector clients. This could result in increased exposure to increased compliance costs, liability and restrictions that could adversely impact our financial condition or our ability to compete in these markets, including various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of all or a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

Risks Related to Our Debt

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Exchange Notes, depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Facilities and the Indentures related to our senior notes restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and any proceeds we do receive may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Indenture related to our senior notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 43,000 square feet of space. The lease on this facility expires July 31, 2022. Our main operations center is in Alpharetta, Georgia where we lease approximately 132,300 square feet of space. The lease on this facility expires October 31, 2017. We also lease approximately 917,600 square feet of space in 38 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,510,400 square feet of space in 128 locations in 37 countries. Expiration dates of leases on all of our facilities range from 2013 to 2022. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. As of May 31, 2013, we have sublet approximately 194,100 square feet of the above space and have identified an additional 43,600 square feet that is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 14, Commitments and Contingencies—Litigation, in Notes to Consolidated Financial Statements of this Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. As of May 31, 2013, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by, Infor Lux Bond Company (Lux Bond Co), our parent company. As of May 31, 2013, based on investments in Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, Inc., held by investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, Golden Gate Capital and Summit Partners have voting control equal to approximately 78.3% and 21.4%, respectively, of the Company.

Dividends

On November 23, 2010, a subsidiary of Infor, Inc. approved, and subsequently paid a $40.0 million distribution to the Company’s stockholders. We did not declare or pay any dividends on our common stock in fiscal year 2013 or 2012. See Note 17, Dividend, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Purchases of Equity Securities

There were no unregistered sales of our equity securities during the fourth quarter of fiscal 2013.

Item 6.	Selected Consolidated Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth Infor’s selected historical consolidated financial data for the periods and at the dates indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and our Consolidated Financial Statements and the related notes to those statements appearing in Part IV, Item 15. The selected consolidated financial data has been derived from our audited consolidated financial statements. Our historical results included below and elsewhere in this annual report are not necessarily indicative of Infor’s future performance.

(in millions)	Year Ended May 31,
Consolidated Statements of Operations Data:	2013	2012(1)	2011	2010(2)	2009

Revenues:
Software license fees and subscriptions	$518.1	$505.3	$367.9	$339.5	$372.3
Product updates and support fees	1,441.2	1,284.4	995.8	1,000.0	1,005.7

Software revenues	1,959.3	1,789.7	1,363.7	1,339.5	1,378.0
Consulting services and other fees	758.7	751.0	510.0	497.1	589.4

Total revenues	2,718.0	2,540.7	1,873.7	1,836.6	1,967.4

Operating expenses:
Cost of software license fees and subscriptions	86.4	90.1	65.6	56.7	60.3
Cost of product updates and support fees	254.2	258.5	204.0	211.4	207.4
Cost of consulting services and other fees	588.5	593.9	384.0	371.9	458.0
Sales and marketing	460.2	438.7	335.1	320.3	336.2
Research and development	351.9	322.3	207.4	199.1	210.1
General and administrative	210.4	233.4	185.5	196.2	189.3
Amortization of intangible assets and depreciation	275.7	323.6	237.3	275.5	258.9
Restructuring	10.2	67.8	14.9	28.8	45.6
Acquisition related and other costs	15.0	75.9	6.2	17.7	0.2

Total operating expenses	2,252.5	2,404.2	1,640.0	1,677.6	1,766.0

Income from operations	465.5	136.5	233.7	159.0	201.4
Total other expense, net	519.1	462.8	424.9	209.8	417.3

Loss before income tax	(53.6)	(326.3)	(191.2)	(50.8)	(215.9)
Income tax provision (benefit)	22.6	(16.3)	(50.8)	44.6	88.7

Net loss	$(76.2)	$(310.0)	$(140.4)	$(95.4)	$(304.6)

(1)	On July 5, 2011 we completed our acquisition of Lawson Software, Inc. Fiscal 2012 includes Lawson results for the period from July 5, 2011 through May 31, 2012. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Form 10-K.
(2)	On August 13, 2009 we completed our acquisition of SoftBrands, Inc. Fiscal 2010 includes SoftBrands results for the period from August 13, 2009 through May 31, 2010. Fiscal 2011 and 2012 includes SoftBrands results for the full year.

	May 31,
(in millions)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$421.9	$384.4	$337.0	$246.4	$186.8
Working capital deficit	(432.1)	(526.0)	(252.6)	(253.0)	(306.6)
Total assets	6,591.1	6,533.7	4,666.2	4,452.2	4,736.9
Total debt, including current maturities(1)	5,324.1	5,358.6	4,384.4	4,162.5	4,324.9
Due to affiliate(2)	—	—	329.8	310.2	290.6
Total stockholders’ deficit	(563.9)	(620.5)	(1,214.7)	(1,142.5)	(1,055.9)

Other Financial Information:
Capital expenditures	$(36.0)	$(21.5)	$(11.9)	$(7.5)	$(12.9)
Dividends paid	—	—	(40.0)	—	—

(1)	Over the past few fiscal years, in conjunction with our acquisitions of SoftBrands, Inc. in fiscal 2010 and Lawson Software, Inc. in fiscal 2012 and in conjunction with the recapitalization and refinancing of our debt structure in fiscal 2012 and 2013, we have had significant changes to our long-term debt as we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid others. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to fiscal 2012 and 2013.
(2)	Amounts relate to outstanding balances of loans to Infor Lux Bond Company, Infor, Inc.’s parent. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Infor Lux Bond Company was contributed as equity and was no longer outstanding as of May 31, 2012. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected consolidated financial data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this annual report.

The discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation. We base our estimates and assumptions on our historical experience and on other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Basis of Financial Statement Presentation

On April 5, 2012, we completed the Infor Combination, the combination of Infor and its subsidiaries with the operating subsidiaries of IGS Intermediate Holdings. These entities were under common control of Golden Gate Capital, and accordingly the financial statements contained herein and related financial information for all periods are presented on a consolidated basis as if they were combined from the date of inception of common control.

Hereafter, any reference to we, our, us, Infor or the Company refers to the combined company and the consolidated financial statements thereof presented under common control.

Management Overview

General

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We develop, market, distribute and service enterprise software applications that help organizations manage their businesses. We deliver integrated enterprise business solutions including customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning (ERP), financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, supplier relationship management and supply chain management (SCM), including business-specific inventory management, transportation logistics, manufacturing and warehouse management software. Infor also offers software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,700 employees worldwide and have offices in 38 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2013, our Americas, EMEA and APAC regions generated approximately 56.9%, 33.9% and 9.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Fiscal 2013 Overview

Fiscal 2013 was a year of growth, innovation and continued investment for Infor. Over the past twelve months, we made significant investments in product design and integration, expanding our product offerings to meet the specific needs of customers in our targeted industries (increasingly for the microverticals within these targeted industries), and modernizing our applications. In the fourth quarter of fiscal 2013, we introduced the next release of our enterprise suite, Infor 10x, which greatly increased the number of applications, features and integrations available to our customers, including social, mobile, analytical and cloud capabilities. We believe that our attention to detail and design in developing our applications, along with their innovative technologies, make our business software flexible, agile, collaborative, mobile and easier to use, all leading to an improved user-experience.

Over the past twelve months we continued to expand our partner and consultant delivery implementation capabilities to ensure that our new and existing customers can take advantage of our solutions and implement our products faster and more efficiently. We have made significant investments in building data migration tools and implementation accelerator tools, prepackaged solutions designed to automate the upgrade process to allow our customers to get on the latest release of our software faster.

In fiscal 2013, our momentum continued in the cloud. We expanded our cloud capabilities allowing our customers to choose how to deploy our software either on-premise or in the cloud.

We intend to continue the design, development and deployment of microvertical-specific applications and technologies that maximize ease-of-use and provide a lower total cost of ownership for customers by saving them time and resources during implementation.

In addition, during fiscal 2013 we expanded our senior management team bringing to Infor significant enterprise software experience and specific industry and technological expertise.

Our total revenues for fiscal 2013 increased 8.5% compared to fiscal 2012, excluding the unfavorable foreign currency impact of 1.5%. This increase was driven by strong fourth quarter license fees activity resulting from our introduction of Infor10x together with continued growth in revenues related to our maintenance programs. While we continued to expand our development capabilities and dedicated sales force during fiscal 2013, our attention to costs and operating expenses lead to an improved operating margin of 17.1% compared to 5.4% in fiscal 2012. In addition, our recent financing activity has resulted in a significant reduction in the cost of servicing our debt.

While the economic environment has begun to show signs of improvement in recent quarters, there continues to be concerns and uncertainty about future domestic and global economic growth, the global financial system including the ongoing European debt crisis, fiscal uncertainty in the U.S., and numerous geopolitical issues. This economic uncertainty may negatively affect the overall demand environment in fiscal 2014, particularly in our EMEA region. We continue to believe that there will be a focus on IT products and services that can reduce cost and deliver rapid return on investment (ROI). We believe that our expanded offerings of industry-specific solutions, flexible distribution, and implementation model and innovative technology that allows for increased business flexibility and rapid ROI, will enable us to stay competitive in a challenging economic environment and outperform the broader market as IT managers continue to focus on projects that quickly deliver value.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grow our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our recent acquisitions.

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

Fiscal 2013 Acquisitions

During fiscal 2013 we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Acquisition of Lawson

On July 5, 2011, GGC Holdings (now known as Infor, Inc.) purchased 100% of the outstanding voting shares of Lawson Software, Inc., a publicly traded company located in St. Paul, MN, for approximately $1,482.2 million, net of cash acquired. Under the terms of the merger agreement, stockholders of Lawson received $11.25 per share in cash. We financed the merger, refinanced certain existing debt of Infor, and paid related fees and expenses through a combination of cash, new debt and bonds. Operating results of Lawson have been included in our results of operations since the acquisition date.

Other Fiscal 2012 and Fiscal 2011 Acquisitions

During fiscal 2012 and fiscal 2011 we completed six additional acquisitions for an aggregate purchase price of $53.9 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

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

Subsequent to year end, on June 3, 2013, we entered into an amendment to our Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with a new $483.0 million Tranche B-3 Term Loan and a new €350.0 million Euro Tranche B Term Loan. Under this amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Under this amendment, the Credit Agreement was also amended to, among other things, limit the applicability of the financial maintenance covenants related our leverage ratio to the Revolver and only for those fiscal quarters in which we have significant borrowings under our Revolver as of the last day of such quarter. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

In the fourth quarter of fiscal 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise Applications, LP (Infor Enterprise), of which $325.0 million was contributed as equity to Infor, Inc., and $225.0 million was used to repay a portion of Infor Lux Bond Company’s (Lux Bond Co.) PIK Term Loan (Lux PIK Term Loan). Additionally, $344.0 million owed to Lux Bond Co. by Infor, Inc. was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement under which we borrowed $3,170.0 million in U.S. Dollar denominated term loans and €250.0 million Euro denominated term loans. In addition we issued $1,015.0 million in U.S. Dollar denominated 9 3/8% senior notes and €250.0 million Euro denominated 10.0% senior notes. We used the net proceeds from the issuance of these notes, borrowings under our new credit facilities, and the additional equity investments to repay certain of our existing debt balances, pay related fees and expenses and for general corporate purposes.

In the first quarter of fiscal 2012, concurrent with the consummation of the Lawson transaction, we entered into a senior secured credit facilities under which we borrowed $1,040.0 million aggregate principal term loan and issued $560.0 million in aggregate principal amount of 11.5% Infor Senior Notes. Proceeds from the new debt and notes were used to fund the purchase of Lawson, to pay fees and expenses incurred in connection with the merger, and to repay the previously existing debt as well as the Lawson senior convertible notes assumed with the acquisition. With the Lawson transaction, we also assumed the liability relating to Lawson’s senior convertible notes totaling $253.8 million. All of these notes were surrendered for purchase in the first quarter of fiscal 2012 or settled upon maturity during the fourth quarter of fiscal 2012. With the refinancing of our debt structure in the fourth quarter of fiscal 2012, the remaining balance of the $1,040.0 million term Loan was repaid.

See, Liquidity and Capital Resources – Long-Term Debt, below for further discussion of these financing activities.

Restructuring Activities

During recent years, the global economy has been weakened by a world-wide economic downturn. The ongoing Eurozone debt crisis, uncertainty regarding U.S. fiscal policy and federal deficit issues, and persistent high unemployment have led to low economic growth. While the economic environment has begun to show signs of improvement in recent quarters, there continues to be significant uncertainty about future domestic and global economic conditions and the timing and strength of the recovery.

In response to these economic conditions we undertook certain restructuring actions to reduce our headcount and streamline our operations. We have also taken certain actions to better focus our efforts on our targeted industry-specific solutions.

In addition, as a result of our active acquisition program, we have taken certain actions related to acquired entities over the past few years as well. During fiscal 2012, we eliminated 549 former Lawson employees, or 14% of the Lawson global workforce. We achieved these reductions by streamlining our back-office functions and eliminating redundancies incurred through acquisitions. We also restructured and consolidated office lease arrangements to eliminate redundant locations worldwide.

Our results for fiscal 2013, fiscal 2012 and fiscal 2011 include restructuring charges of $10.2 million, $67.8 million and $14.9 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will enable our long-term growth and increase our operational efficiencies. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.9% and 1.3%, respectively, as compared to the average exchange rates for fiscal 2012. For fiscal 2012, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 0.7% and 0.7%, respectively, as compared to the average exchange rates for fiscal 2011.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages) Year Ended May 31, 2013 vs. 2012	Change Due	Change in		Change Due	Change in
	to Currency Fluctuations	Constant Currency	Total Change as Reported	to Currency Fluctuations	Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(5.8)	$18.6	$12.8	(1.2)%	3.7%	2.5%
Product updates and support fees	(18.2)	175.0	156.8	(1.4)	13.6	12.2

Software revenues	(24.0)	193.6	169.6	(1.3)	10.8	9.5
Consulting services and other fees	(15.3)	23.0	7.7	(2.1)	3.1	1.0

Total revenues	$(39.3)	$216.6	$177.3	(1.5)%	8.5%	7.0%

Total operating expenses	$(36.9)	$(114.8)	$(151.7)	(1.5)%	(4.8)%	(6.3)%

(in millions, except percentages) Year Ended May 31, 2012 vs. 2011	Change Due	Change in		Change Due	Change in
	to Currency Fluctuations	Constant Currency	Total Change as Reported	to Currency Fluctuations	Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(1.8)	$139.2	$137.4	(0.5)%	37.8%	37.3%
Product updates and support fees	6.2	282.4	288.6	0.6	28.4	29.0

Software revenues	4.4	421.6	426.0	0.3	30.9	31.2
Consulting services and other fees	2.2	238.8	241.0	0.5	46.8	47.3

Total revenues	$6.6	$660.4	$667.0	0.4%	35.2%	35.6%

Total operating expenses	$7.8	$756.4	$764.2	0.5%	46.1%	46.6%

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). GAAP, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report. The accounting policies that reflect management’s significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following areas:

•	Revenue Recognition;

•	Business Combinations;

•	Restructuring;

•	Valuation of Accounts Receivable;

•	Valuation of Goodwill and Intangible Assets;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Contingencies—Litigation Reserves; and

•	Equity-Based Compensation.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed the below critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenue is a key component of our results of operations and is a key metric used by management and investors to evaluate our performance. Revenue recognition for software businesses is very complex. We follow specific guidelines in determining the proper amount of revenue to be recorded. However, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which typically include license fees, maintenance and support fees and consulting service fees. The amounts of revenue reported in our consolidated statements of operations may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the guidelines under GAAP.

We generate revenues primarily by licensing software, providing software support and product updates and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of the Infor’s software products and access to those products through our SaaS offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the contract term once the software is made available through our SaaS offering.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the license fee revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations when we 1) have obtained persuasive evidence of an arrangement, 2) have taken title to the products being sold and 3) have the risks and rewards of ownership such as retaining the risk for collection. If these three criteria have not been met, revenue is recognized net of related direct costs.

Revenue arrangements through our resellers that involve Infor contracting directly with an end user follow the same revenue recognition rules as our direct sales business. Revenue arrangements which involve Infor contracting directly with a reseller are generally recognized when the reseller purchases a product for resale to an identified end user provided that all other revenue recognition criteria have been met.

We enter into multiple element arrangements for software and software related products and services, which may include software license, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

We generally do not have VSOE of fair value for license fees as software licenses are typically not sold separately from product updates. Since the fair value of a delivered element (license) has not been established, the residual method is used to record license revenue when VSOE of fair value of all undelivered elements is determinable. Under the residual method, the VSOE of fair value of an undelivered element (product updates and/or services) is deferred and the remaining portion of the fee is allocated to the delivered element (license) and is recognized as revenue in accordance with the provisions of ASC 985-605. In instances where VSOE of fair value of one or more of the undelivered elements is not established, license revenue is recognized ratably over the term of the arrangement once all other services have been delivered and one undelivered element remains.

For customer arrangements that include license fees, implementation and/or other consulting services, the portion of the fees related to software licenses is generally recognized when delivered, as the implementation and consulting services typically qualify for separate recognition. The significant factors considered in determining whether the elements constitute multiple units of accounting for revenue recognition purposes include: (1) the nature of the services and consideration of whether the services are essential to the functionality of the licensed product, (2) degree of risk related to delivering the services, (3) availability of comparable services from other vendors, (4) timing of payments and (5) impact of milestones or acceptance criteria on the recognition of the license fee. The portion of the fees related to implementation and other consulting services is recognized as such services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. If it is determined that the services are not separable from the arrangement for revenue recognition purposes, the license fees and services are recognized using contract accounting either on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Such contract accounting is applied to any arrangements: (1) that include milestones or customer-specific acceptance criteria that may affect collection of the license fees, (2) where services include significant modification or customization of the software, or (3) where the software license payment is tied to the performance of consulting services.

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis, and (2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocates consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price as described earlier. For non-software multiple-element arrangements, TPE is established by evaluating similar and interchangeable competitor products or service in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

For arrangements which include hosting, we account for the license element according to the residual method upon delivery of the license element to the customer. The portion of the arrangement fee allocated to the hosting element is recognized ratably over the term of the hosting arrangement.

Product Updates and Support Fees

Product updates and support fees entitle the customer to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically twelve months. Product updates and support fees can fluctuate based on the number and timing of new license contracts, renewal rates and price increases. The product updates and support fees are recorded as product updates and support fees revenue and recognized ratably over the term of the agreement. Revenues for maintenance and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled maintenance and support and recognized over the term of the agreement.

Consulting Services and Other

We also provide software-related services, including systems implementation and integration services, consulting, education & training, custom modification, hardware education, hosting services and application managed services. Consulting services are usually separately priced and are generally not essential to the functionality of our software products. Consulting services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, when we enter into arrangements with a fixed-fee or a maximum-fee basis where services are not considered essential to the functionality of the software, revenue is recognized based upon a proportionate performance method. When we enter into arrangements where services are considered essential to the functionality of the software, revenue is recognized based upon a percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Revenues for consulting services that are bundled with license fees are deferred based on the VSOE of fair value of the bundled services and recognized when the services are performed.

Consulting services and other revenue also include hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized separately from license fee revenue as services are provided. In accordance with the provisions set forth in ASC 605, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue on a gross basis. Such amounts have been classified as consulting services and other revenue.

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, services and/or product updates in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

Deferred Expenses

Commissions payable to our direct sales force and independent affiliates who resell Infor’s software products, as well as royalties payable to third-party software vendors, are recorded when a sale is completed or cash received, which coincides with the timing of revenue recognition in most cases. When revenue is recognized ratably over time, related commissions and royalties are deferred and amortized over the same period as the recognition of the revenue.

Collectability

We assess the probability of collection based upon several factors, including: (1) third-party credit agency information, (2) customer financial statements and/or (3) customer payment history. We typically do not provide for payment terms in excess of six months. Certain customer arrangements are recognized upon collection due to their specific collection history.

Business Combinations

We account for acquisitions under ASC 805, Business Combinations. The underlying principles require recognition, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments are recorded to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, contingent consideration and pre-acquisition contingencies. Although we believe the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to:

•

future expected cash flows from software license fees and subscriptions, product updates and support fees, consulting contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support fees including access to technical information and technical support staff. We consider the PCS arrangement to be a separate element when determining the legal obligation assumed from the acquired entity. We expect to fulfill each underlying obligation element of the support arrangement. The estimated fair values of these PCS arrangements are determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less the estimated selling effort, which has already been performed, including an estimated profit margin on that selling effort.

The purchase agreements related to certain of our acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are to be recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition related and other costs in our Consolidated Statements of Operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies).

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items periodically with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our Consolidated Statements of Operations and could have a material impact on our results of operations and financial position.

Restructuring

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is measured at fair value on the consolidated balance sheet and recognized in the consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require revision of initial estimates which may materially affect our results of operations and financial position in the period the revision is made. In the normal course of business, Infor may incur restructuring charges related to personnel which are accounted for in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. These restructuring charges represent severance associated with redundant positions.

We estimate the amounts of these costs based on our expectations at the time the charges are taken and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs or changes we did not foresee, we adjust the restructuring accruals in the period that our estimates change. Such changes are recorded as increases or decreases to the restructuring related charges in our results of operations.

Valuation of Accounts Receivable

We have established an allowance for estimated billing adjustments and an allowance for estimated amounts that will not be collected. We record provisions for billing adjustments as a reduction of revenue and provisions for doubtful accounts as a component of general and administrative expense. We review specific accounts, including significant accounts with balances past due over 90 days, for collectability based on circumstances known at the date of the financial statements.

In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. To assess the need for specific customer reserves, we evaluate the probability of collection based upon several factors including: 1) third party credit agency information, 2) customer financial statements and/or 3) customer payment history. A considerable amount of judgment is required in assessing these factors. If the factors used in determining the allowance do not reflect future events, then a change in the allowance for doubtful accounts would be necessary at the time of determination. Such a change may have a significant impact on our future results of operations. Accounts receivable are charged off against the allowance when we determine it is probable the receivable will not be recovered.

Valuation of Goodwill and Intangible Assets

Our intangible assets and goodwill resulted primarily from our acquisitions. We account for intangible assets and goodwill pursuant to ASC 350, Intangibles—Goodwill and Other. Whenever events or changes in circumstances indicate the carrying amount may not be recoverable we review these assets for impairment or disposal. In order to perform these reviews we must first determine our reporting units in accordance with ASC 280, Segment Reporting. ASC 280 requires a public enterprise to report financial and descriptive information about its reportable operating segments, and thus its reporting units. As of June 1, 2011, we have determined that we operate as three reporting units: License, Maintenance and Consulting. As a result of our change in reporting units, we performed a Step 1 impairment test of our goodwill by reporting unit as of June 1, 2011 and determined no impairment was indicated. Events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate in which we operate.

We adopted the FASB guidance that allows for a qualitative analysis to determine goodwill impairment on June 1, 2011 and performed our first goodwill impairment analysis under the new guidance on September 30, 2011. Our annual testing for goodwill impairment begins with a qualitative comparison of a reporting unit’s fair value to its carrying value to determine if it is more-likely-than-not that the fair value is less than the carrying value and thus whether any further two-step impairment tests are necessary. If further two-step impairment testing is necessary, the first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If our carrying amount exceeded our market value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized. The estimate of the total fair value of the reporting unit requires assumptions including the use of projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2013, 2012 and 2011 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

The carrying amount of our intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying amount of our acquired technology is reviewed on at least an annual basis. Recoverability of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If an asset is considered to be impaired, the carrying value of that asset is compared to its fair value and this difference is recognized as an impairment loss. We have not recognized any losses from impairment of our intangible assets during fiscal 2013, 2012 and 2011.

Income Taxes and Valuation of Deferred Tax Assets

Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside of the U.S. Accordingly, our combined income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements.

We utilize the asset and liability method of accounting for income taxes as set forth in ASC 740 Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statements carrying amount and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net loss (or net income) in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the U.S. As of May 31, 2013, we did not provide for U.S. federal income taxes or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

A valuation allowance is recognized for a portion of our net deferred tax assets in the U.S. as well as certain foreign tax jurisdictions. This valuation allowance is based on our assessment of the realizability of these assets. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. We expect to continue to provide a valuation allowance against these assets until, or unless, we can sustain a level of profitability in the respective tax jurisdictions that demonstrates our ability to utilize these assets. At that time, the valuation allowance could be reduced in part or in total.

We are subject to the provisions of ASC 740-10, which defines the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made.

The provisions of ASC 740-10 contain a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in the provision for income taxes line of our Consolidated Statements of Operations.

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate company tax return.

Contingencies—Litigation Reserves

We may, from time to time, have unresolved regulatory, legal, tax or other matters. We provide for contingent liabilities in accordance with ASC 450, Contingencies. Pursuant to this guidance, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs to resolve regulatory, legal, tax, or other matters in the period incurred.

Periodically, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the guidance related to accounting for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows.

Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and quantifying the amount of loss for purposes of establishing or adjusting applicable reserves requires us to exercise considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to the resolution of any particular matter.

Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation-Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest. Circumstances may change and additional data may become available over time which could result in changes to these assumptions. Such changes could materially impact our fair value estimates.

As more fully described in Note 16, Share Purchase and Option Plans, certain stock options, restricted stock and other equity-based awards outstanding under our Share Purchase and Option Plans are subject to vesting and repurchase features that function as in-substance forfeiture provisions. The repurchase features are removed only following the Company’s election not to exercise such repurchase rights within a certain period of time following the termination of the recipient’s employment. The exercise of the Company’s repurchase rights is not considered probable as of the reporting date and, therefore, no compensation costs are recognized for securities subject to these repurchase features. In fiscal 2012, the number of our equity-based awards granted which include such a repurchase feature was lower than in previous years. As a result, we have recognized significantly more equity-based compensation in fiscal 2012 and 2013 than in prior years. In addition, modifications were made to certain of our executives’ equity-based awards which resulted in the recognition of additional equity-based compensation in fiscal 2013.

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$518.1	$505.3	$367.9	2.5%	3.7%	37.3%	37.8%
Product updates and support fees	1,441.2	1,284.4	995.8	12.2	13.6	29.0	28.4

Software revenues	1,959.3	1,789.7	1,363.7	9.5	10.8	31.2	30.9
Consulting services and other fees	758.7	751.0	510.0	1.0	3.1	47.3	46.8

Total revenues	2,718.0	2,540.7	1,873.7	7.0	8.5	35.6	35.2

Operating expenses:
Cost of software license fees and subscriptions	86.4	90.1	65.6	(4.1)	(3.0)	37.3	37.8
Cost of product updates and support fees	254.2	258.5	204.0	(1.7)	0.1	26.7	26.1
Cost of consulting services and other fees	588.5	593.9	384.0	(0.9)	1.3	54.7	53.9
Sales and marketing	460.2	438.7	335.1	4.9	6.7	30.9	30.5
Research and development	351.9	322.3	207.4	9.2	10.5	55.4	55.5
General and administrative	210.4	233.4	185.5	(9.9)	(8.8)	25.8	25.7
Amortization of intangible assets and depreciation	275.7	323.6	237.3	(14.8)	(13.9)	36.4	35.7
Restructuring costs	10.2	67.8	14.9	(85.0)	(83.6)	355.0	348.3
Acquisition related and other costs	15.0	75.9	6.2	(80.2)	(80.2)	NM	NM

Total operating expenses	2,252.5	2,404.2	1,640.0	(6.3)	(4.8)	46.6	46.1

Income from operations	465.5	136.5	233.7	241.0	242.8	(41.6)	(41.1)

Interest expense, net	418.1	467.4	314.0	(10.5)	(10.5)	48.9	48.9
Loss on extinguishment of debt	1.8	107.1	—	(98.3)	(98.3)	NM	NM
Other (income) expense, net	99.2	(111.7)	110.9	NM	NM	NM	NM

Loss before income tax	(53.6)	(326.3)	(191.2)	(83.6)	(85.4)	70.7	68.0
Income tax provision (benefit)	22.6	(16.3)	(50.8)	NM	NM	(67.9)	(72.3)

Net loss	$(76.2)	$(310.0)	$(140.4)	(75.4)%	(77.4)%	120.8%	118.8%

*	NM Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable fiscal years ended May 31, 2013, 2012 and 2011, should be read in conjunction with the accompanying audited Consolidated Financial Statements and related notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal years as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$518.1	$505.3	$367.9	2.5%	3.7%	37.3%	37.8%
Product updates and support fees	1,441.2	1,284.4	995.8	12.2	13.6	29.0	28.4

Software revenues	1,959.3	1,789.7	1,363.7	9.5	10.8	31.2	30.9
Consulting services and other fees	758.7	751.0	510.0	1.0	3.1	47.3	46.8

Total revenues	$2,718.0	$2,540.7	$1,873.7	7.0%	8.5%	35.6%	35.2%

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

Total revenues increased by 8.5% in fiscal 2013 compared to fiscal 2012, excluding the unfavorable foreign currency impact of 1.5%. On a constant currency basis, the increase was due to growth in our software license fees and subscriptions primarily our SaaS revenues, significant growth in our product updates and support fees and growth in the volume of our consulting services and other fees. Our fiscal 2013 results were positively impacted by our current acquisitions, including the impact of Lawson, the results of which have been included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012.

Total revenues increased by 35.2% in fiscal 2012 compared to fiscal 2011, excluding the favorable foreign currency impact of 0.4%. On a constant currency basis, the increase was due to broad growth of software licenses, in terms of numbers of software licenses and the size of significant software licenses, significant growth in our product updates and support fees and growth in the volume of our consulting services and other fees. Our results were positively impacted by our acquisitions, particularly the impact of Lawson’s business in fiscal 2012, which contributed 32.6% of the overall increase, compared to fiscal 2011.

Software license fees and subscriptions. Our software license fees and subscriptions primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. Software license fees and subscriptions also include subscription revenues related to our SaaS offerings.

Fiscal 2013 software license fees and subscriptions revenues increased by 3.7% compared to fiscal 2012, excluding a 1.2% unfavorable foreign currency rate impact. At constant currency, the increase was primarily due to a 5.7% increase related to increased SaaS subscription revenues which offset a 2.0% decrease in license fees revenues as a result of a decrease in software licensing transactions in the current year compared to last year. We experienced a decrease in the volume of small and mid-size transactions, those under $250,000. These decreases were offset by an increase in the volume of large transactions, those greater than $250,000. In addition, strong fourth quarter license fees revenues related to our release of Infor 10x contributed to lessening the year-over-year decrease.

For fiscal 2012, software license fees and subscriptions revenues increased by 37.8%, excluding the unfavorable foreign currency rate impact of 0.5%, compared to fiscal 2011. At constant currency, the increase was primarily the result of our acquisition of Lawson, which contributed 33.1% of the overall increase. The remaining increase in software license fees and subscriptions was a result of increases in the volume of our license transactions in fiscal 2012 of 7.4%, excluding the increase from Lawson license transactions. In total, our volume of license transactions increased 15.6%. In addition, the average size of our license transactions greater than $100,000 increased 7.0% compared to fiscal 2011.

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

Product updates and support fees increased by 13.6%, excluding the unfavorable foreign currency impact of 1.4%, in fiscal 2013 compared to fiscal 2012. At constant currency, the increase was primarily the result of our acquisition of Lawson the results of which have been included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012 which accounted for an increase of 2.9%. In addition, the impact on our results of the purchase accounting revenue adjustments primarily related to Lawson product updates and support fees decreased in the current year compared to last year accounting for an increase of 9.4%. The remaining increase is attributable to increases in revenues related to new maintenance pull-through from new license sales and price increases offsetting customer attrition.

Fiscal 2012 product updates and support fees increased by 28.4%, excluding the favorable foreign currency impact of 0.6%, compared to fiscal 2011. At constant currency, the increase was primarily the result of the acquisition of Lawson, which contributed 25.4% of the overall increase. The remaining increase was largely attributable to increases in revenues related to new maintenance pull-through from new license transactions and price increases which more than offset customer attrition.

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

Consulting services and other fees increased by 3.1%, excluding the unfavorable foreign currency impact of 2.1% in fiscal 2013 compared to fiscal 2012. At constant currency, consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which have been included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012.

Fiscal 2012 consulting services and other fees increased by 46.8%, excluding the favorable foreign currency impact of 0.5%, compared to fiscal 2011. At constant currency, consulting services and other fees increased primarily as a result of the acquisition of Lawson, which contributed 46.3% of the total increase. The remaining increase in consulting services and other fees is due to the increase in license transactions with attached consulting services.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $949.0 million at May 31, 2013, compared to $870.6 million at May 31, 2012.

The following table sets forth the components of deferred revenue:

	May 31,
(in millions)	2013	2012

Software license fees and subscriptions	$40.0	$29.5
Product updates and support fees	837.4	766.1
Consulting services and other fees	71.6	75.0

Total deferred revenue	949.0	870.6
Less: current portion	927.7	851.9

Deferred revenue - non-current	$21.3	$18.7

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our customers in our maintenance programs and having our customer’s renew their maintenance agreements, primarily on an annual basis.

Operating Expenses

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$86.4	$90.1	$65.6	(4.1)%	(3.0)%	37.3%	37.8%
Cost of product updates and support fees	254.2	258.5	204.0	(1.7)	0.1	26.7	26.1
Cost of consulting services and other fees	588.5	593.9	384.0	(0.9)	1.3	54.7	53.9
Sales and marketing	460.2	438.7	335.1	4.9	6.7	30.9	30.5
Research and development	351.9	322.3	207.4	9.2	10.5	55.4	55.5
General and administrative	210.4	233.4	185.5	(9.9)	(8.8)	25.8	25.7
Amortization of intangible assets and depreciation	275.7	323.6	237.3	(14.8)	(13.9)	36.4	35.7
Restructuring costs	10.2	67.8	14.9	(85.0)	(83.6)	355.0	348.3
Acquisition related and other costs	15.0	75.9	6.2	(80.2)	(80.2)	NM	NM

Total operating expenses	$2,252.5	$2,404.2	$1,640.0	(6.3)%	(4.8)%	46.6%	46.1%

*	NM Percentage not meaningful

Cost of software license fees and subscriptions. Cost of software license fees and subscriptions includes royalties to third-parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also resell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

Cost of software license fees and subscriptions for fiscal 2013 decreased by 3.0%, excluding the favorable foreign currency impact of 1.1%, compared to fiscal 2012. At constant currency, this decrease was primarily due to lower third-party royalties which accounted for a decrease of 11.4%. This decrease was somewhat offset by a 6.4% increase related to higher SaaS costs in-line with our higher SaaS revenues in fiscal 2012 and a 1.2% increase related to higher channel partner commissions.

Cost of software license fees and subscriptions for fiscal 2012 increased 37.8% compared to fiscal 2011 excluding the favorable foreign currency impact of 0.5%. At constant currency, cost of software license fees and subscriptions increased primarily as a result of the acquisition of Lawson, which contributed 23.1% of the total increase. The remaining increase was primarily due to increased channel partner commissions and third-party royalties as a result of higher revenues associated with these costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Fiscal 2013 cost of product updates and support fees increased by 0.1%, excluding the favorable foreign currency impact of 1.8%, compared to fiscal 2012. At constant currency, product updates and support fees were relatively flat with an increase in our channel partner commissions and third-party royalties being mostly offset by a decrease in employee-related support costs and third-party support.

Fiscal 2012 cost of product updates and support fees increased 26.1% compared to fiscal 2011, excluding the unfavorable foreign currency impact of 0.6%. At constant currency, this increase was primarily due to our acquisition of Lawson, which contributed 23.9% of the total increase. The remaining increase was primarily due to higher channel partner commissions.

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

For fiscal 2013, cost of consulting services and other fees increased by 1.3%, excluding the favorable foreign currency impact of 2.2%, compared to the corresponding prior period. At constant currency, cost of consulting services and other fees increased primarily as a result of a an increase in billable employee costs, in-line with increased consulting revenues in fiscal 2013 compared to fiscal 2012, which contributed a 1.0% increase, as well as an increase in our hardware systems costs and costs related to our education and training services. These increases were somewhat offset by a decrease in our hosting services costs.

Fiscal 2012 cost of consulting services and other fees increased 53.9% compared to fiscal 2011, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, cost consulting services and other fees increased primarily as a result of the acquisition of Lawson, which contributed 49.8% of the total increase. In addition to the impact of Lawson, we had an increase in employee-related costs as well as an increase in overhead allocations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 6.7%, excluding the favorable foreign currency impact of 1.8%, in fiscal 2013 compared to fiscal 2012. On a constant currency basis, sales and marketing expenses increased 6.2% primarily as a result of increased employee-related sales costs due to an increase in headcount in our sales and marketing organizations in the current year of approximately 107, or 5.3%, compared to the last year as we have invested in our sales organization to better focus on our targeted verticals. The increase in employee-related administrative costs includes an increase in travel costs and an increase in equity-based compensation. In addition, marketing costs related to trade shows accounted for an increase of 0.8%. The inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase. These increases were somewhat offset by a decrease in certain sales incentive costs and professional services.

Fiscal 2012 sales and marketing expenses increased by 30.5%, excluding the unfavorable foreign currency impact of 0.4%, compared to fiscal 2011. On a constant currency basis, sales and marketing expenses increased primarily as a result of the acquisition of Lawson which accounted for 35.0% of the total increase. The increases related to Lawson were somewhat offset by a decrease in commissions compared to fiscal 2011 as well as a decrease in overhead allocations.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expense increased by 10.5%, excluding the favorable foreign currency impact of 1.3%, in fiscal 2013 compared to fiscal 2012. On a constant currency basis, research and development expenses increased 8.1% primarily as a result of higher employee-related costs due to a net increase of 157, or 4.6%, in our developer headcount in fiscal 2013 as compared to last year as we have made significant investments in our development capacity in fiscal 2013. The increase in employee-related research and development costs includes an increase in equity-based compensation. In addition, professional fees increased year-over-year which accounted for an increase of 1.8%. The inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

Research and development expense increased by 55.5%, excluding the favorable foreign currency impact of 0.1%, in fiscal 2012 compared to fiscal 2011. On a constant currency basis, research and development expenses increased primarily as a result of the acquisition of Lawson which accounted for 42.4% of the total increase. In addition to increases related to Lawson, our research and development employee-related costs increased due to a net increase of 325 in headcount in fiscal 2012 as compared to fiscal 2011 as we have made significant investment in our development capacity. Cost related to contractors and consultants were also increased over fiscal 2011.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

Fiscal 2013 general and administrative expenses decreased by 8.8%, excluding the favorable foreign currency impact of 1.1%, compared to fiscal 2012. On a constant currency basis, general and administrative expenses decreased 6.0% due to a decrease in employee-related costs as a result of a net decrease of 144, or 8.8%, in our administrative functions’ headcount in fiscal 2013 as compared to last year primarily due to our restructuring activities. The decrease in employee-related administrative costs includes a decrease in equity-based compensation and a decrease in incentive compensation costs. Professional fees accounted for a year-over-year decrease of 2.1% primarily due to lower legal costs related to certain patent litigation matters. In addition, we had a decrease in management fees paid to our equity sponsors as well as a decrease in other general and administrative expenses. These decreases were somewhat offset by the inclusion of Lawson for the full year-to-date period of fiscal 2013 as well as a 0.9% increase related to certain patent litigation settlement costs.

Fiscal 2012 general and administrative expenses increased by 25.7%, excluding the unfavorable foreign currency impact of 0.1%, compared to fiscal 2011. On a constant currency basis, general and administrative expenses increased primarily as a result of our acquisition of Lawson which contributed 40.0% to the overall increase including an increase in our legal costs primarily due to the settlement of certain patent litigation matters. Excluding the impact of Lawson, we also had an increase in equity compensation expense. These increases were partially offset by a reduction in our professional fees and consulting expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Fiscal 2013 amortization of intangible assets and depreciation decreased by 13.9%, excluding the favorable impact of foreign currency of 0.9%, compared to fiscal 2012. This decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2012 with no corresponding expense recorded in fiscal 2013. The decrease was somewhat offset by the increase in amortization of intangible assets related to our acquisitions and the inclusion of amortization related to Lawson for the full year of fiscal 2013.

Fiscal 2012 amortization of intangible assets and depreciation increased by 35.7% compared to fiscal 2011, excluding the unfavorable impact of foreign currency of 0.7%, primarily as a result of the acquisition of customer-related intangibles and trade names related to Lawson, as well as other fixed assets acquired in the transaction.

Restructuring. We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges represent severance associated with redundant positions and costs related to redundant office locations. See Note 11, Restructuring Charges.

For fiscal 2013, we incurred restructuring charges of $10.2 million compared to $67.8 million in fiscal 2012. The restructuring charges recorded in fiscal 2013 were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions.

For fiscal 2012, we incurred restructuring charges of $67.8 million compared to $14.9 million in fiscal 2011. Fiscal 2012 restructuring charges were primarily for employee severance costs for related to our Lawson acquisition. Our management approved, committed to and initiated these actions in order to eliminate redundancies and better align our cost structure.

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

Fiscal 2013 acquisition related and other costs of $15.0 million decreased by approximately $60.9 million compared to $75.9 million in fiscal 2012. For fiscal 2013, acquisition related and other costs include costs related primarily to our refinancing activities as well as costs related to our acquisitions during the year.

Fiscal 2012 acquisition related and other costs of $75.9 million increased by approximately $69.7 million compared to $6.2 million in fiscal 2011. Fiscal 2012 costs related to our acquisition of Lawson, the integration of Lawson’s operations into Infor, cost incurred for related financing activities, as well as costs incurred related to the combination of Infor’s operating entities. Fiscal 2011 costs included $3.9 million and $2.3 million related to Lawson and other acquisitions, respectively.

Non-Operating Income and Expenses

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency

Interest expense, net	$418.1	$467.4	$314.0	(10.5)%	(10.5)%	48.9%	48.9%
Loss on extinguishment of debt	1.8	107.1	—	(98.3)	(98.3)	NM	NM
Other (income) expense, net	99.2	(111.7)	110.9	NM	NM	NM	NM

Total non-operating expenses	$519.1	$462.8	$424.9	12.2%	11.4%	8.9%	8.0%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash, marketable securities, and other investments.

Fiscal 2013 interest expense, net decreased by $49.3 million, or 10.5%, to $418.1 million compared to $467.4 million in fiscal 2012. The decrease in interest expense was primarily due to a decrease in outstanding debt balances as a result of the recapitalization of our debt structure in the fourth quarter of last year and the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013. As a result of these financing transactions, interest expense decreased by approximately $11.0 million due to lower interest rates and $20.1 million due to lower amortization of deferred financing fees and debt discounts. In addition, we had a $17.6 million decrease in interest expense related to affiliate loans as the outstanding balance on these loans was contributed as equity as part of the recapitalization of our debt structure in fiscal 2012.

Fiscal 2012 interest expense, net increased by $153.4 million, or 48.9%, to $467.4 million compared to $314.0 million in fiscal 2011. The net increase in interest expense was primarily the result of the additional debt incurred to complete the acquisition of Lawson on July 5, 2011. This increase was somewhat offset by a decrease in interest expense related to our debt that was retired in conjunction with the funding of the Lawson acquisition and the recapitalization of our debt structure in April 2012.

Loss on Extinguishment of Debt.

The $1.8 million loss on extinguishment of debt recorded in fiscal 2013 represented the net book value of deferred financing fees written off in second quarter of fiscal 2013 and other costs incurred in connection with our refinancing transactions during the second quarter for those lenders treated as an extinguishment rather than a modification of debt. See Note 12, Debt.

The $107.1 million loss on extinguishment of debt recorded in fiscal 2012 relates primarily to the net book value of deferred financing fees and the remaining debt discounts written off in connection with our debt transactions during the year.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

For fiscal 2013, other (income) expense, net changed by $210.9 million to an expense of $99.2 million compared to net income of $111.7 million in fiscal 2012. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the Euro.

For fiscal 2012, other (income) expense, net changed by $222.6 million to $111.7 million of income compared to $110.9 million expense in last year. The increase in other (income) expense, net for fiscal 2012 was primarily due to the decreases in the value of the Euro, which resulted in decreases affecting our Euro denominated debt.

Income Tax Benefit (Provision)

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency

Income tax provision (benefit)	$22.6	$(16.3)	$(50.8)	NM	NM	(67.9)%	(72.3)%
Effective income tax rate	(42.2)%	5.0%	26.6%

*	NM Percentage not meaningful

For fiscal 2013, we recorded an income tax expense of $22.6 million, resulting in an effective tax rate of (42.2)%. The change in the effective tax rate for fiscal 2013, compared to last year, was primarily due to the change in earnings levels as a result of our acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the release of the valuation allowance for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, Subpart F inclusions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the change in reorganizational costs, changes in various withholding tax, and tax law changes in Australia, Sweden, Japan and the United Kingdom.

Following the Infor Combination transaction that occurred on April 5, 2012, we continue to evaluate various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. During fiscal 2013, we completed several organizational restructuring actions resulting in the discrete release of the valuation allowance for various foreign deferred tax assets in the amount of $24.4 million. While we have not finalized additional plans at this time, we expect to conclude such plans during the second quarter of fiscal 2014. Until that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that is effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2013, the Company made cash payments of $9.5 million to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

For fiscal 2012, we recorded an income tax benefit of $16.3 million, resulting in an effective tax rate of 5.0%. The change in the effective tax rate for fiscal 2012 compared to the previous year was primarily due to our acquisition of Lawson and the implementation of the current global tax structure on April 5, 2012. The items accounting for the difference between income taxes computed at the statutory rate and the benefit from income taxes primarily relate to foreign subsidiary income subject to tax in the U.S. as a result of the change in the global tax structure, a valuation allowance for non-deductible carried forward interest expense under IRC Section 163(j), differences in foreign statutory rates via the acquisition of Lawson, losses not providing benefit, and non-deductible expenses related to various reorganizational costs including the acquisition of Lawson.

For fiscal 2011, we recorded an income tax benefit of $50.8 million, resulting in an effective tax rate of 26.6%. The items accounting for the difference between income taxes computed at the statutory rate and the benefit from income taxes primarily relate to a valuation allowance for non-deductible carried forward interest expense under IRC Section 163(j), differences in foreign statutory rates, the release of various valuation allowances, and unrecognized tax benefits.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income and operating margin provide meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets, to serve as a measurement for incentive compensation awards and to manage expenditures. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to users because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required or permitted by our lenders in our reporting to them.

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

Non-GAAP Revenues

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency

GAAP revenues	$2,718.0	$2,540.7	$1,873.7	7.0%	8.5%	35.6%	35.2%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	13.5	25.5	2.1
Purchase accounting impact on product updates and support fees	1.5	122.6	0.2
Purchase accounting impact on consulting services and other fees	4.8	6.8	0.1

Total non-GAAP revenue adjustments	19.8	154.9	2.4

Non-GAAP revenues	$2,737.8	$2,695.6	$1,876.1	1.6%	3.0%	43.7%	43.3%

Non-GAAP Income From Operations

	Year Ended May 31,			Fiscal 2013 vs. 2012		Fiscal 2012 vs. 2011
(in millions, except percentages)	2013	2012	2011	Actual	Constant Currency	Actual	Constant Currency

GAAP income from operations	$465.5	$136.5	$233.7	241.0%	242.8%	(41.6)%	(41.1)%
GAAP operating margin	17.1%	5.4%	12.5%
Non-GAAP revenue adjustments	19.8	154.9	2.4
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	(1.7)	(6.5)	—
Amortization	246.1	287.5	223.2
Equity-based compensation	14.0	11.2	1.4
Acquisition related and other costs	15.0	75.9	6.2
Restructuring costs	10.2	67.8	14.9

Total non-GAAP costs and operating expense adjustments	283.6	435.9	245.7

Non-GAAP income from operations	$768.9	$727.3	$481.8	5.7%	6.5%	51.0%	50.5%

Non-GAAP operating margin	28.1%	27.0%	25.7%

The non-GAAP adjustments we make to our reported GAAP results are primarily related to purchase accounting and other acquisition matters, significant non-cash accounting charges and restructuring charges. Our primary non-GAAP reconciling items are as follows:

Purchase Accounting Impact on Revenue. Our non-GAAP financial results include pro forma adjustments to increase software license fees, and subscriptions, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software license fees and subscriptions, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software license fees and subscriptions, product updates and support fees, and consulting services and other fees. We believe the inclusion of the pro forma revenue adjustment provides users a helpful alternative view of our operations.

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

Equity-Based Compensation. Expenses related to equity-based compensation have been excluded from our non-GAAP results of operations. These charges consist of the estimated fair value of equity-based awards. While the charges for equity-based compensation are of a recurring nature, as we grant equity-based awards to attract and retain quality employees and as an incentive to help achieve financial and other corporate goals, we exclude them from our results of operations in assessing our operating performance. These charges are typically non-cash and are often the result of complex calculations using an option pricing model that estimates equity-based awards’ fair value based on factors such as volatility and risk-free interest rates that are beyond our control. As such, we do not include such charges in our operating plans that we use to manage our business. In addition, we believe the exclusion of these charges facilitates comparisons of our operating results with those of our competitors who may have different policies regarding the use of equity-based awards.

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

Liquidity and Capital Resources

Cash Flows

(in millions, except percentages)	Year Ended May 31,			Fiscal 2013	Fiscal 2012
	2013	2012	2011	vs. 2012	vs. 2011
Cash provided by (used in):
Operating activities	$282.4	$158.2	$164.9	78.5%	(4.1)%
Investing activities	(139.8)	(1,533.2)	(38.9)	(90.9)	NM
Financing activities	(106.6)	1,444.2	(64.2)	NM	NM
Effect of exchange rate changes on cash and cash equivalents	1.5	(21.8)	28.8	NM	NM

Net change in cash and cash equivalents	$37.5	$47.4	$90.6	(20.9)%	(47.7)%

*	NM Percentage not meaningful

Capital Resources

(in millions, except percentages)	May 31,			Fiscal 2013	Fiscal 2012
	2013	2012	2011	vs. 2012	vs. 2011

Working capital deficit	$(432.1)	$(526.0)	$(252.6)	(17.9)%	108.2%
Cash and cash equivalents	$421.9	$384.4	$337.0	9.8%	14.1%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make cash payments related to taxes and leased facilities. During fiscal 2013 and 2012 we also had significant investing and financing activities related to our acquisitions, primarily of Lawson, and the recapitalization of our debt structure and the corresponding financing and refinancing of portions of our debt. We are highly leveraged and our liquidity requirements are significant, primarily due to our debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources. See Note 3, Acquisitions.

During fiscal 2013 we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired.

On July 5, 2011, we purchased 100% of the outstanding voting shares of Lawson for a total cost in cash of $1,482.2 million, net of cash acquired.

We also completed four additional acquisitions in fiscal 2012 and two additional acquisitions in fiscal 2011 for a total cash purchase price of $29.3 million and $24.6 million, respectively. These acquisitions were not significant, either individually or in the aggregate.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from our customers, for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Consolidated Statements of Operations. See Critical Accounting Policies and Estimates—Revenue Recognition above for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2014 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2013 was $282.4 million. Our net loss plus non-cash items provided $313.7 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $31.3 million. The uses of cash were primarily from a $97.1 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a decrease in accrued interest and a reduction in accrued incentive compensation, and a $19.4 million increase in prepaid expenses and other assets. These uses of cash were somewhat offset by a $58.0 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, $13.7 million related to our income tax receivable/payable and a $13.5 million decrease in accounts receivable, net.

Net cash provided by operating activities for fiscal 2012 was $158.2 million. Changes in operating assets and liabilities provided cash of $113.0 million, primarily from a $119.8 million increase in deferred revenue, primarily due to the timing of maintenance renewals. Accounts payable, accrued expenses and other liabilities increased $41.5 million, predominantly related to an increase in accrued incentive compensation. These sources of cash were partially offset by a $33.5 million change in income tax receivable/payable, a $12.4 million increase in accounts receivable, net and a $2.4 million increase in prepaids and other assets. Overall non-cash items plus net loss from operations, provided $45.2 million in cash. The net loss from operations was the most substantial offset to the sources of cash, which included significant cash payments for transaction related expenses and severance for terminated employees related to the Lawson acquisition.

Net cash provided by operating activities in fiscal 2011 was $164.9 million. Net loss from operations less non-cash items provided $168.2 million due to strong cash flow from operations. Changes in operating assets and liabilities used cash of $3.3 million, primarily due to small working capital changes related to timing of invoicing, collections, and payments to suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities was $139.8 million in fiscal 2013. The primary uses of cash were $106.0 million net cash used for our acquisitions and $36.0 million used to purchase other property, equipment and software.

Net cash used in investing activities was $1,533.2 million in fiscal 2012. The primary use of cash was the $1,511.5 million net cash used for our acquisitions, primarily Lawson, and the acquisition of other property, equipment and software of $21.5 million.

Net cash used by investing activities was $38.9 million during fiscal 2011. The primary use of cash was $25.6 million net cash used for our acquisitions and the acquisition of other property, equipment and software of $11.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $106.6 million in fiscal 2013. The primary uses of cash were $2,847.2 million in debt repayments, $27.6 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B Term Loan and $8.7 million related to stockholder loans. These uses of cash were mostly offset by $2,778.9 million proceeds from the issuance of debt related to our second quarter debt refinancing.

Net cash provided by financing activities was $1,444.2 million in fiscal 2012. During the year we purchased Lawson, refinanced the Infor Global Solutions First Lien Term Loan and recapitalized our debt structure. Proceeds from the issuance of debt related to these actions totaled $6,916.9 million and related payments on long-term debt totaled $6,084.1 million. In addition, we capitalized a total of $192.7 million in deferred financing fees in conjunction with these actions. We received additional cash of $807.5 million from equity transactions.

Net cash used in financing activities was $64.2 million for fiscal 2011. During fiscal 2011 we incurred $23.2 million of debt to finance acquisitions, offset by deferred financing fees of $2.0 million. Also in fiscal 2011, we paid cash dividends to our stockholders of $40.0 million, and cash was also used to repay debt of $46.3 million.

Effect of Exchange Rate Changes

In fiscal 2013, changes in foreign currency exchange rates resulted in a $1.5 million increase in our cash and cash equivalents. Foreign currency exchange rate changes decreased our cash and cash equivalents by $21.8 million in fiscal 2012 and increased our cash and cash equivalents by $28.8 million in fiscal 2011.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $432.1 million at May 31, 2013, compared to $526.0 million at May 31, 2012. At May 31, 2013, our cash increased by $37.5 million compared to the balance at May 31, 2012. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2013, the most significant changes in our current assets, other than cash, included an increase of $26.7 million in deferred tax assets and $8.4 million in prepaid expenses. During fiscal 2013 the most significant changes in our current liabilities included an increase in our deferred revenue of $75.8 million, primarily due the timing of maintenance and support subscription renewals, a decrease in accrued expenses of $68.1 million primarily due to a reduction in accrued interest and accrued incentive compensation, and a $41.5 million decrease in deferred tax liabilities.

Cash and Cash Equivalents

As of May 31, 2013, we had $421.9 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of May 31, 2013, $89.5 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $332.4 million of our unrestricted cash and cash equivalents were held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	May 31, 2013		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate

Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	340.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,779.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	321.7	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	324.9	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(16.6)		(4.6)

Total long-term debt	5,324.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt—non-current	$5,232.9		$5,267.8

As of May 31, 2013, we were in compliance with all applicable financial covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

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

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended pursuant to Refinancing Amendment No. 1 and the Amendment No. 2, described below.

Under the secured term loan facility (the Term Loan Facility), we borrowed initial term loans having aggregate principal amounts of $2,770.0 million (the Tranche B Term Loan), $400.0 million (the Tranche B-1 Term Loan) and €250.0 million (the Euro Term Loan) on April 5, 2012. Interest on the term loans is payable quarterly, in arrears, beginning June 30, 2012. Quarterly principal payment amounts for the initial term loans were set at approximately $6.9 million, $15.0 million and €0.6 million for the Tranche B, Tranche B-1 and Euro Term Loans, respectively, with balloon payments on the respective maturity dates. The term loans under the Term Loan Facility are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of May 31, 2013, we have made no draws against the Revolver and no amounts are currently outstanding. However, $4.7 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $145.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement:

•

Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B Term Loan, Tranche B-1 Term Loan and the Euro Term Loan will at no time be less than 1.25% per annum.

•

ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B and B-1Term Loans will at no time be less than 2.25% per annum.

The credit facilities are guaranteed by Infor, Inc. and certain of our domestic subsidiaries, and are secured by liens on substantially all of our assets and the assets of the guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendments

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the First Amendment) to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum, or ABR, plus a margin of 3.0% per annum, with an ABR floor of 2.25% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by the same guarantors, and is secured by liens on substantially all of our assets and the assets of the guarantors.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Subsequent to year end, on June 3, 2013, we entered into the Amendment No. 2 (the Second Amendment) to the Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan). Pursuant to the Second Amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan. See Note 24, Subsequent Events—Refinancing Amendment.

Senior Notes

Infor 9 3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes mature on April 1, 2019, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on April 1 and October 1 each year, beginning on October 1, 2012.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes mature on July 15, 2018 and bear interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15, beginning January 15, 2012.

The senior notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we are subject to certain customary affirmative and negative covenants.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The Form S-4 became effective on September 6, 2012. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% senior notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% senior notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes. In addition, on March 15, 2013, we accepted the exchange of the majority of the remaining Original Notes for applicable Exchange Notes.

Restricted Cash

We had approximately $7.2 million of restricted cash as of May 31, 2013, of which approximately $0.1 million and $7.1 million have been reflected in other current assets and other assets, respectively, on our Consolidated Balance Sheets. The restricted cash balance relates primarily to various collateral arrangements related to our property leases worldwide.

We had $9.2 million held as restricted cash as of May 31, 2012, of which $4.2 million and $5.0 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheets. These balances relate primarily to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of May 31, 2013, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Balance sheet contractual obligations:
Total outstanding debt (gross, excluding debt discount)	$5,340.7	$91.2	$242.4	$3,107.2	$1,899.9
Interest on long-term debt	1,939.3	381.7	747.7	693.7	116.2
Capital leases	7.7	2.1	5.2	0.4	—

Total balance sheet contractual obligations	7,287.7	475.0	995.3	3,801.3	2,016.1

Other contractual obligations:
Operating leases	157.8	48.6	68.7	25.2	15.3
Purchase obligations	15.3	9.5	5.1	0.7	—

Total other contractual obligations	173.1	58.1	73.8	25.9	15.3

Total contractual obligations	$7,460.8	$533.1	$1,069.1	$3,827.2	$2,031.4

Total contractual obligations at May 31, 2013 were $7,460.8 million. Our purchase obligations represent those commitments greater than $0.1 million annually. Total unrecognized tax benefits of $186.4 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of May 31, 2013, over the projection period. Subsequent to year end, on June 3, 2013, we refinanced certain portions of our debt which resulted in a different commitment pattern than presented above. See Note 24, Subsequent Events—Refinancing Amendment. The future interest payments on our refinanced long-term debt are estimated to total $1,974.7 million; $365.3 million in one year or less, $725.0 million in one-to-three years, $698.1 million in three-to-five years, and $186.3 million thereafter.

Off-Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements—Not Yet Adopted

Information regarding recent accounting pronouncements can be found in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Form 10-K and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 50.9%, 52.2% and 53.6% of our total revenues for fiscal 2013, 2012 and 2011, respectively. International cost of revenues and operating expenses accounted for 49.0%, 49.2% and 54.4% of our total cost of revenues and operating expenses for fiscal 2013, 2012 and 2011, respectively.

As of May 31, 2013 and May 31, 2012, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.3% and 5.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.0% and 1.2% as of May 31, 2013 and May 31, 2012, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.5% and 1.5% as of May 31, 2013 and May 31, 2012, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of May 31, 2013 and May 31, 2012, we had $5,324.1 million and $5,358.6 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at May 31, 2013, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.25% or 2.25%. On May 31, 2013, the three-month LIBOR and the EURIBOR rates were 0.28% and 0.20%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the May 31, 2013 rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to debt would not be impacted by such a change.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2013.

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

Management’s Report on Internal Controls and Procedures

This annual report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

To be filed by amendment.

Item 11.	Executive Compensation

To be filed by amendment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To be filed by amendment.

Item 13.	Certain Relationships and Related Transactions and Director Independence

To be filed by amendment.

Item 14.	Principal Accounting Fees and Services

To be filed by amendment.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets;

Consolidated Statements of Operations;

Consolidated Statements of Comprehensive Income (Loss);

Consolidated Statements of Stockholders’ Deficit;

Consolidated Statements of Cash Flows; and

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

3.	Exhibits.

The Index to Exhibits attached to this report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: August 2, 2013	By:	/s/ JAY HOPKINS
Jay Hopkins
Interim Chief Financial Officer Senior Vice President and Controller
(principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jay Hopkins and Gregory M. Giangiordano, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	August 2, 2013

/s/ JAY HOPKINS
Jay Hopkins	Interim Chief Financial Officer (principal financial and accounting officer)	August 2, 2013

/s/ DAVID DOMINIK
David Dominik	Director	August 2, 2013

/s/ PRESCOTT ASHE
Prescott Ashe	Director	August 2, 2013

/s/ C. JAMES SCHAPER
C. James Schaper	Director	August 2, 2013

/s/ STEWART BLOOM
Stewart Bloom	Director	August 2, 2013

No signature
C.J. Fitzgerald	Director

INDEX TO THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES—ITEM 15(a) 1-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Infor, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Infor, Inc. and its subsidiaries at May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

August 2, 2013

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	May 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$421.9	$384.4
Accounts receivable, net	407.2	412.6
Prepaid expenses	108.5	100.1
Income tax receivable	32.5	36.0
Other current assets	18.6	20.7
Deferred tax assets	38.1	11.4

Total current assets	1,026.8	965.2

Property and equipment, net	71.3	63.3
Intangible assets, net	1,087.7	1,257.3
Goodwill	4,139.8	4,011.4
Deferred tax assets	87.8	75.2
Other assets	36.6	23.1
Deferred financing fees, net	141.1	138.2

Total assets	$6,591.1	$6,533.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40.6	$49.5
Income taxes payable	28.7	18.7
Accrued expenses	366.4	434.5
Deferred tax liabilities	4.3	45.8
Deferred revenue	927.7	851.9
Current portion of long-term obligations	91.2	90.8

Total current liabilities	1,458.9	1,491.2

Long-term debt	5,232.9	5,267.8
Deferred tax liabilities	231.0	179.8
Other long-term liabilities	232.2	215.4

Total liabilities	7,155.0	7,154.2

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at May 31, 2013 and May 31, 2012	—	—
Additional paid-in capital	1,247.6	1,234.2
Receivable from stockholders	(30.1)	(21.4)
Accumulated other comprehensive income (loss)	90.0	(38.1)
Accumulated deficit	(1,871.4)	(1,795.2)

Total stockholders’ deficit	(563.9)	(620.5)

Total liabilities and stockholders’ deficit	$6,591.1	$6,533.7

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended May 31,
	2013	2012	2011
Revenues:
Software license fees and subscriptions	$518.1	$505.3	$367.9
Product updates and support fees	1,441.2	1,284.4	995.8

Software revenues	1,959.3	1,789.7	1,363.7
Consulting services and other fees	758.7	751.0	510.0

Total revenues	2,718.0	2,540.7	1,873.7

Operating expenses:
Cost of software license fees and subscriptions (1)	86.4	90.1	65.6
Cost of product updates and support fees (1)	254.2	258.5	204.0
Cost of consulting services and other fees (1)	588.5	593.9	384.0
Sales and marketing	460.2	438.7	335.1
Research and development	351.9	322.3	207.4
General and administrative	210.4	233.4	185.5
Amortization of intangible assets and depreciation	275.7	323.6	237.3
Restructuring costs	10.2	67.8	14.9
Acquisition related and other costs	15.0	75.9	6.2

Total operating expenses	2,252.5	2,404.2	1,640.0

Income from operations	465.5	136.5	233.7

Other expense, net:
Interest expense, net	418.1	467.4	314.0
Loss on extinguishment of debt	1.8	107.1	—
Other (income) expense, net	99.2	(111.7)	110.9

Total other expense, net	519.1	462.8	424.9

Loss before income tax	(53.6)	(326.3)	(191.2)
Income tax provision (benefit)	22.6	(16.3)	(50.8)

Net loss	$(76.2)	$(310.0)	$(140.4)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended May 31,
	2013	2012	2011

Net loss	$(76.2)	$(310.0)	$(140.4)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	126.5	(248.2)	98.4
Defined benefit plan funding status, net of tax	1.6	(7.9)	4.9

Total other comprehensive income (loss)	128.1	(256.1)	103.3

Comprehensive income (loss)	$51.9	$(566.1)	$(37.1)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

					Accumulated
	Infor, Inc.				Other		Total
	Common Stock			Stockholder	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	APIC	Receivable	Income	Deficit	Deficit
Balance, May 31, 2010	1,000	$—	$109.3	$(21.7)	$114.7	$(1,344.8)	$(1,142.5)
Stock-based compensation expense	—	—	1.4	—	—	—	1.4
Unrealized gain (loss) on foreign currency translation	—	—	—	—	98.4	—	98.4
Defined benefit plan funding status, net of tax	—	—	—	—	4.9	—	4.9
Repurchase of minority interest shares	—	—	(1.3)	—	—	—	(1.3)
Affiliate activity, net	—	—	1.6	—	—	—	1.6
Interest on stockholder receivables	—	—	0.3	0.3	—	—	0.6
Repayment of stockholder receivable principal	—	—	—	2.6	—	—	2.6
Dividend paid	—	—	(40.0)	—	—	—	(40.0)
Net loss	—	—	—	—	—	(140.4)	(140.4)

Balance, May 31, 2011	1,000	—	71.3	(18.8)	218.0	(1,485.2)	(1,214.7)
Sponsor equity contribution	—	—	807.5	—	—	—	807.5
Stock-based compensation expense	—	—	11.2	—	—	—	11.2
Unrealized gain (loss) on foreign currency translation	—	—	—	—	(248.2)	—	(248.2)
Defined benefit plan funding status, net of tax	—	—	—	—	(7.9)	—	(7.9)
Forgiveness of amounts due to affiliate	—	—	344.0	—	—	—	344.0
Interest on stockholder receivables	—	—	0.2	(0.2)	—	—	—
Receivable from stockholders	—	—	—	(7.6)	—	—	(7.6)
Repayment of stockholder receivable principal	—	—	—	5.2	—	—	5.2
Net loss	—	—	—	—	—	(310.0)	(310.0)

Balance, May 31, 2012	1,000	—	1,234.2	(21.4)	(38.1)	(1,795.2)	(620.5)
Stock-based compensation expense	—	—	14.0	—	—	—	14.0
Unrealized gain (loss) on foreign currency translation	—	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	—	—	—	1.6	—	1.6
Receivable from stockholders	—	—	—	(8.7)	—	—	(8.7)
Other	—	—	(0.6)	—	—	—	(0.6)
Net loss	—	—	—	—	—	(76.2)	(76.2)

Balance, May 31, 2013	1,000	$—	$1,247.6	$(30.1)	$90.0	$(1,871.4)	$(563.9)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended May 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(76.2)	$(310.0)	$(140.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275.7	323.6	237.3
Provision for doubtful accounts, billing adjustments and sales allowances	11.3	9.2	1.3
Deferred income taxes	(36.4)	(33.4)	(83.1)
Non-cash (gain) loss on foreign currency	99.3	(111.4)	111.3
Non-cash interest	25.5	50.6	40.7
Non-cash loss on extinguishment of debt	1.3	106.0	—
Stock-based compensation expense	14.0	11.2	1.4
Other	(0.8)	(0.6)	(0.3)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(19.4)	(2.4)	0.4
Accounts receivable, net	13.5	(12.4)	(12.2)
Income tax receivable/payable	13.7	(33.5)	(3.5)
Deferred revenue	58.0	119.8	5.2
Accounts payable, accrued expenses and other liabilities	(97.1)	41.5	6.8

Net cash provided by operating activities	282.4	158.2	164.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(106.0)	(1,511.5)	(25.6)
Change in restricted cash	2.2	(0.2)	(1.4)
Purchases of property, equipment and software	(36.0)	(21.5)	(11.9)

Net cash used in investing activities	(139.8)	(1,533.2)	(38.9)

Cash flows from financing activities:
Proceeds from issuance of stock	—	807.5	—
Dividends paid	—	—	(40.0)
Proceeds from repayment of stockholder loans	—	5.2	3.2
Loans to stockholders	(8.7)	(7.6)	—
Payments on capital lease obligations	(1.5)	(1.0)	(1.0)
Proceeds from issuance of debt	2,778.9	6,916.9	23.2
Payments on long-term debt	(2,847.2)	(6,084.1)	(46.3)
Deferred financing fees	(27.6)	(192.7)	(2.0)
Other	(0.5)	—	(1.3)

Net cash (used in) provided by financing activities	(106.6)	1,444.2	(64.2)

Effect of exchange rate changes on cash and cash equivalents	1.5	(21.8)	28.8

Net increase in cash and cash equivalents	37.5	47.4	90.6
Cash and cash equivalents at the beginning of the period	384.4	337.0	246.4

Cash and cash equivalents at the end of the period	$421.9	$384.4	$337.0

Supplemental disclosure of cash flow information
Cash paid for interest	$424.5	$335.4	$268.3
Cash paid for income taxes	$45.6	$49.7	$38.3

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$147.9	$2,447.5	$47.2
Liabilities assumed in acquisitions	$41.9	$936.0	$22.6
Capital lease obligations	$2.8	$1.4	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

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

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). Our Consolidated Financial Statements include the accounts of Infor and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We believe that these estimates and assumptions are reasonable under the circumstances and that they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Lux Bond Co, a subsidiary of IGS Intermediate Holdings and the immediate parent company of Infor, Inc. Previously, the receivables were classified on our Consolidated Balance Sheets as other assets. Based upon our review of the nature of transactions that resulted in these receivables and our expectation as to the timing of the payments, we corrected our presentation of our affiliate receivables and reclassified the balance from other assets to receivable from stockholders on our Consolidated Balance Sheets as of May 31, 2013, and May 31, 2012. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statement of Cash Flows. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these changes and concluded that they were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of the error in the current filing.

The revision resulted in a $21.4 million and $13.8 million reclassification from other assets to receivable from stockholders on our Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity as of May 31, 2012, and May 31, 2011, respectively. The revision had no impact on our previously issued Consolidated Statement of Operations for our fiscal years ended May 31, 2011 and May 31, 2012. The revision resulted in a $7.6 million reclassification from Cash flows from operating activities to Cash flows from financing activities in our Consolidated Statement of Cash Flows for the fiscal year ended May 31, 2012. The reclassification did not impact our Consolidated Statement of Cash Flows for our fiscal year ended May 31, 2011.

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Factors used to identify our reportable operating segments include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance. We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer. Effective June 1, 2011, we changed our reportable segments to align with how our CODM evaluates financial information used to allocate resources and assess performance of the Company. As a result, the segment information presented in these financial statements has been conformed to present our segments on this revised basis for all prior periods. See Note 20, Segment and Geographic Information. As a result of the change in our reportable segments, we performed a Step 1 goodwill impairment assessment as of June 1, 2011. No impairment was indicated. See Note 4, Goodwill.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2013, 2012 and 2011 relate to the fiscal years ended May 31, 2013, 2012 and 2011, respectively. References to future years also relate to our fiscal years ending May 31.

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

We have early adopted the FASB guidance relating to the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires the presentation of information related to the reclassification adjustments from accumulated other comprehensive income in a single location either in a note or on the face of the financial statements. Information to present includes the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, the income statement line items affected by the reclassification, and if the component is not required to be reclassified to net income in its entirety, cross reference to the related note for additional information. We have presented the applicable information below under, Comprehensive Income (Loss). Other than a change in presentation, the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements—Not Yet Adopted

In March 2013, the FASB amended existing guidance on foreign currency matters relating to the releasing of cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. According to this guidance, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. This revised guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 (our fiscal 2015), with early adoption permitted. We are currently evaluating how the adoption of this guidance will affect our accounting for such derecognition transactions and the impact it may have on our financial position, results of operations or cash flows.

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

Software license fees and subscriptions

Software license fees and subscriptions are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the contract term once the software is made available through our SaaS offering. SaaS revenues are included in software license fees and subscriptions revenues in our Consolidated Statements of Operations and were approximately $47.8 million, $19.2 million and $6.2 million in fiscal 2013, 2012 and 2011, respectively.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations when we 1) have obtained persuasive evidence of an arrangement, 2) have taken title to the products being sold and 3) have the risks and rewards of ownership such as retaining the risk for collection. If these three criteria have not been met, revenue is recognized net of related direct costs.

Revenue arrangements through our resellers that involve Infor contracting directly with an end user follow the same revenue recognition rules as our direct sales business. Revenue arrangements which involve Infor contracting directly with a reseller are generally recognized when the reseller purchases a product for resale to an identified end user provided that all other revenue recognition criteria have been met. Revenue arrangements through our resellers that involve Infor contracting with both the reseller and end user are recognized when the fees are considered fixed or determinable, assuming that all other revenue criteria have been met.

We enter into multiple element arrangements for software and software related products and services, which may include software license, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

We generally do not have VSOE of fair value for software license fees as software licenses are typically not sold separately from product updates and support. Since the fair value of a delivered element (license) has not been established, the residual method is used to record license revenue when VSOE of fair value of all undelivered elements is determinable. Under the residual method, the VSOE of fair value of an undelivered element (product updates and support and/or services) is deferred and the remaining portion of the fee is allocated to the delivered element (license) and is recognized as revenue in accordance with the provisions of ASC 985-605. In instances where VSOE of fair value of one or more of the undelivered elements is not established, license revenue is recognized ratably over the term of the arrangement once all other services have been delivered and one undelivered element remains.

Certain software products are offered as term based license arrangements where the customer has the right to use the software for a specified period of time. Under these arrangements, license fees for multi-year term licenses can either be recognized up front when product updates and support obligations are charged separately and the product updates and support renewal rate and term are considered substantive, or are recognized ratably over the term of the underlying arrangement if the product updates and support renewal rate and term are not considered to be substantive.

For customer arrangements that include license fees, implementation and/or other consulting services, the portion of the fees related to software licenses is generally recognized when delivered, as the implementation and consulting services typically qualify for separate recognition. The significant factors considered in determining whether the elements constitute multiple units of accounting for revenue recognition purposes include: 1) the nature of the services and consideration of whether the services are essential to the functionality of the licensed product, 2) degree of risk related to delivering the services, 3) availability of comparable services from other vendors, 4) timing of payments and 5) impact of milestones or acceptance criteria on the recognition of the software license fee. The portion of the fees related to implementation and other consulting services is recognized as such services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. If it is determined that the services are not separable from the arrangement for revenue recognition purposes, the license fees and services are recognized using contract accounting either on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Contract accounting is applied to any arrangements: 1) that include milestones or customer-specific acceptance criteria that may affect collection of the software license fees; 2) where services include significant modification or customization of the software; or 3) where the software license payment is tied to the performance of consulting services.

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. Infor considers a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price as described earlier. For non-software multiple-element arrangements, TPE is established by evaluating similar and interchangeable competitor products or service in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

For arrangements which include hosting, we account for the license element according to the residual method upon delivery of the license element to the customer. The portion of the arrangement fee allocated to the hosting element is recognized ratably over the term of the hosting arrangement.

Product Updates and Support Fees

Product updates and support fees entitle the customer to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically twelve months. The product updates and support fees are recorded as product updates and support fees revenue and recognized ratably over the term of the agreement.

Consulting Services and Other Fees

We also provide software-related services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are usually separately priced and are generally not essential to the functionality of our software products. Consulting services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, when we enter into arrangements with a fixed-fee or a maximum-fee basis where services are not considered essential to the functionality of the software, revenue is recognized based upon a proportionate performance method. When we enter into arrangements where services are considered essential to the functionality of the software, revenue is recognized based upon a percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

Consulting services and other fees also include education and hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized as services are provided.

In accordance with the provisions set forth in ASC 605, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue on a gross basis. Such amounts have been classified as consulting services and other fees.

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, services and/or product updates and support in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

Deferred Expenses

Commissions payable to our direct sales force and independent affiliates who resell our software products, as well as royalties payable to third-party software vendors, are recorded when a sale is completed or cash received, which coincides with the timing of revenue recognition in most cases. When revenue is recognized ratably over time, related commissions and royalties are deferred and amortized over the same period as the recognition of the revenue.

Collectability

We assess the probability of collection based upon several factors including 1) third-party credit agency information, 2) customer financial statements and/or 3) customer payment history. We typically do not provide for payment terms in excess of six months. Certain customer arrangements are recognized upon collection due to their specific collection history.

Business Combinations

We account for acquisitions in accordance with ASC 805, Business Combinations. ASC 805 requires recognition of the assets acquired and the liabilities assumed separately from goodwill, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments are recorded to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations.

The provisions of ASC 805 also require that:

•	the direct transaction costs associated with the business combination are expensed as incurred; and

•

any changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all business combinations regardless of the acquisition.

For a given acquisition, certain pre-acquisition contingencies are generally identified as of the acquisition date and may extend the review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether to include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If it is determined that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, an estimate is recorded for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if changes are made to the amounts recorded or if additional pre-acquisition contingencies are identified during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and are reevaluated with any adjustments to preliminary estimates being recorded to goodwill within the measurement period. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances impact the provision for income taxes in our Consolidated Statement of Operations and could have a material impact on our results of operations and financial position.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider PCS obligations/services in their entirety and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support fees including access to technical information and technical support staff. We consider the PCS arrangement to be a separate element when determining the legal obligation assumed from the acquired entity. We expect to fulfill each underlying obligation element of the support arrangement. The estimated fair values of these PCS arrangements are determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less the estimated selling effort, which has already been performed, including an estimated profit margin on that selling effort.

We record receivables acquired in business combinations at their estimated fair market values. Subsequent changes to acquired receivables are reflected as changes in the provision for doubtful accounts included as a component of general and administrative expense in our Consolidated Statements of Operations.

The purchase agreements related to certain of our acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are to be recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition related and other costs in our Consolidated Statements of Operations.

Restructuring

Costs to exit or restructure certain activities of an acquired company are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and, are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is measured at its fair value and recognized in our Consolidated Statements of Operations in the period in which the liability is incurred. In the normal course of business, we may incur restructuring charges related to personnel which are accounted for in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. These restructuring charges represent severance associated with redundant positions. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require updates to initial estimates which may materially affect our results of operations and financial position in the period the change in estimate occurs.

We estimate the amounts of these costs based on expectations at the time the charges are taken and reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If the estimates or expectations change because we are subjected to contractual obligations or negotiations not anticipated, we choose to further restructure our operations, or there are other costs or changes not foreseen, we will adjust the restructuring accruals in the period that the estimates change. Such changes are recorded as increases or decreases to restructuring costs in our Consolidated Statements of Operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. Each is recorded at cost, which approximates fair market value given their short-term nature. Restricted cash is classified as either other current assets or other assets on our Consolidated Balance Sheets depending on the nature of the restriction. Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At May 31, 2013 and 2012, our total restricted cash balance was $7.2 million and $9.2 million, respectively.

Accounts Receivable

Accounts receivable are comprised of gross amounts invoiced to customers and accrued revenue, which represents earned but unbilled revenue at the balance sheet date. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset our accounts receivable and deferred revenue for invoices for which the maintenance period has not started as of the balance sheet date.

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

Sales Allowances

We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various claims arising from the sale of our products and delivery of our solutions, we have allowed for sales allowances. We record a provision against revenue for estimated sales allowances on license and consulting revenues in the same period the related revenues are recorded or when current information indicates additional allowances are required. These estimates are based on historical experience determined by analysis of claim activities, specifically identified customers and other known factors. If the historical data utilized does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made affecting current and future results of operations. The balance of our sales reserve is reflected in deferred revenue on our Consolidated Balance Sheets.

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2011	$—
Warranty reserve acquired (1)	13.0
Provision	2.8
Write-offs	(5.1)
Currency translation effect	(1.1)

Balance, May 31, 2012	9.6
Provision	4.8
Write-offs	(4.3)
Currency translation effect	0.6

Balance, May 31, 2013	$10.7

(1)	Balance acquired with the acquisition of Lawson, see Note 3, Acquisitions.

Property and Equipment

Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the leases to which they relate. Repair and maintenance costs are expensed as incurred if they do not increase the life or productivity of the related capitalized asset. Assets acquired under capital leases are included in property and equipment with corresponding depreciation included in accumulated depreciation. Capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the respective assets, or the term of the capital lease.

We have asset retirement obligations accounted for under the provisions of ASC 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations, primarily related to certain leased facilities in Europe. We record the asset retirement obligation and a corresponding leasehold improvement which is depreciated over the expected term of the lease. Subsequent to initial recognition, we record period-to-period changes in the asset retirement obligations liability resulting from the passage of time to general and administrative expense and revisions to either the timing or the amount of the original expected cash flows to the related assets. See Note 8, Property and Equipment, for details of the asset retirement obligations amounts.

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. We did not recognize any impairment charges for property and equipment during fiscal 2013, 2012 and 2011.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability on our Consolidated Balance Sheets. As of May 31, 2013 and 2012, we had deferred rent liabilities of $9.5 million and $9.4 million, respectively. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies.

Software Development Costs

Expenditures for software research and development consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $3.2 million, $2.5 million and $2.0 million in fiscal 2013, 2012 and 2011, respectively. Amortization expense for assets capitalized totaled $2.7 million, $1.9 million and $1.3 million for fiscal 2013, 2012 and 2011, respectively. Unamortized costs capitalized totaled $3.0 million and $2.6 million as of May 31, 2013 and 2012, respectively.

We begin amortizing capitalized software development costs once a product is available for general release. Amortization of capitalized software development costs and acquired technology is recognized based upon the greater of 1) the ratio of current revenues to total anticipated product revenues, or 2) the amount computed on a straight-line basis with reference to the products’ expected useful life. Annually, we perform a net realizable value analysis and the amount by which unamortized software development costs exceed the net realizable value, if any, is recognized as expense in the period it is determined. Amortization expense associated with capitalized software development costs and acquired technology is recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations.

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain systems projects. These system projects relate to software we do not intend to sell or otherwise market. In this review, all costs incurred during the preliminary project stage are expensed as incurred. Once the project has been committed to and it is probable that the project will meet functional requirements, expenses are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically three to seven years. Amortization commences when the software is available for its intended use. For fiscal 2013, 2012 and 2011, the amounts capitalized for internal use software were not significant. In addition, the amortization expense for assets capitalized was insignificant for fiscal 2013, 2012 and 2011.

Intangible Assets

Intangible assets represent customer contracts and relationships, acquired technology and trade names obtained in connection with acquisitions. These intangible assets, other than acquired technology, are being amortized using either straight-line or accelerated amortization over their estimated useful lives, ranging from twelve months to twenty years. The accelerated amortization method is used should the realization of the economic value of the asset be deemed to have characteristics that more closely match an accelerated amortization methodology, as may exist principally with customer relationships. In those cases, the asset is amortized proportionally based upon the annual proportion of economic value contributed as it relates to the asset’s total economic value. Acquired technology is amortized at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2013, 2012 or 2011.

Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill amounts are not amortized, but rather are evaluated for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance, among other things.

Our annual testing for goodwill impairment begins with a qualitative comparison of our reporting units’ fair value to their carrying value to determine if it is more-likely-than-not that the fair value is less than the carrying value and thus whether any further impairment tests are necessary. Further testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge equal to the difference would be recorded as a charge to our operations.

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

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2013, 2012 and 2011 indicated no impairment of goodwill. See Note 4, Goodwill.

Deferred Financing Fees

Deferred financing fees, net of amortization, are reflected on our Consolidated Balance Sheets in deferred financing fees, net. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the straight-line method and the effective interest method over the expected life of the related obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. In fiscal 2013 and 2012, we capitalized significant deferred financing fees related to amending and obtaining new term debt and credit arrangements and we wrote off certain unamortized deferred financing fees in conjunction with our debt amendments and debt recapitalization. See Note 12, Debt—Deferred Financing Fees.

Derivative Financial Instruments

In accordance with ASC 815, Derivatives and Hedging, we record derivative instruments on our Consolidated Balance Sheets as assets or liabilities at their fair value. Changes in their fair value are recognized currently in our results of operations in other (income) expense, net on our Consolidated Statements of Operations unless certain specific hedge accounting criteria are met. These criteria include among other things that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Cash inflows or outflows associated with the derivative instruments are included in cash flows from operating activities on our Consolidated Statements of Cash Flows, as are the related interest payments.

We entered into interest rate caps during fiscal 2010 to limit our exposure to interest rate risk by capping the maximum amount of interest expense over the life of the interest rate cap. The interest rate cap was recorded at fair value, with the period-over-period change in fair value recorded as a component of interest expense, net.

The additional disclosures regarding derivatives are included in Note 5, Fair Value, and Note 15, Derivative Financial Instruments.

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $99.3 million, net foreign exchange gain of $111.4 million, and a net foreign exchange loss of $111.3 million in fiscal 2013, 2012 and 2011, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

Certain transaction gains and losses are generated from inter-company balances that are not considered to be long-term in nature that will be settled between subsidiaries. The inter-company balances are a result of normal transfer pricing transactions among various operating subsidiaries, as well as certain loans initiated between subsidiaries. The proceeds from these loans were primarily used to fund various acquisitions. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 12, Debt. Unlike translation gains and losses which occur by revaluing a subsidiary’s financial statements into our reporting currency, the transaction gains or losses recognized when revaluing this debt affects functional currency cash flows and is included in determining net income or loss for the period in which exchange rates change. Changes in exchange rates create unrealized gains and losses at each reporting date until the balances are settled and recognized in our results of operations. When the balances are settled, the unrealized gains and losses become realized.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise from non-stockholder transactions impacting stockholders’ deficit that are not included in the statement of operations and are reported as a separate component of stockholders’ deficit. Other comprehensive income (loss) includes net income or loss, the change in foreign currency translation adjustments, net of tax, and changes in defined benefit plan obligations.

We report accumulated other comprehensive income (loss) as a separate line item in the stockholders’ deficit section of our Consolidated Balance Sheets. We report the components of comprehensive income (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss) (1)
Balance, May 31, 2011	$220.6	$(2.6)	$218.0
Other comprehensive income (loss)	(248.2)	(7.9)	(256.1)

Balance, May 31, 2012	(27.6)	(10.5)	(38.1)
Other comprehensive income (loss)	126.5	1.6	128.1

Balance, May 31, 2013	$98.9	$(8.9)	$90.0

(1)	Accumulated other comprehensive income (loss) is presented net of tax provision of $0.9 million as of May 31, 2013, and net of tax benefit of $2.2 million and $0.4 million as of May 31, 2012 and 2011, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income, were as follows for the periods indicated:

(in millions)	Before-Tax Amount	Income Tax (Expense) Benefit	Net-of-Tax Amount
Fiscal 2013
Foreign currency translation adjustment	$126.5	$—	$126.5
Change in funded status of defined benefit plans	5.2	(3.1)	2.1
Reclassification adjustments:
Amortization of net actuarial gain—defined benefit plans (1)	(0.3)	—	(0.3)
Amortization of prior service costs—defined benefit plans (1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$131.2	$(3.1)	$128.1

Fiscal 2012
Foreign currency translation adjustment	$(248.2)	$—	$(248.2)
Change in funded status of defined benefit plans	(9.5)	1.8	(7.7)
Reclassification adjustments:
Amortization of prior service costs—defined benefit plans (1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$(257.9)	$1.8	$(256.1)

Fiscal 2011
Foreign currency translation adjustment	$98.4	$—	$98.4
Change in funded status of defined benefit plans	7.0	(1.8)	5.2
Reclassification adjustments:
Amortization of net actuarial gain—defined benefit plans (1)	(0.1)	—	(0.1)
Amortization of prior service costs—defined benefit plans (1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$105.1	$(1.8)	$103.3

(1)	Amounts reclassified out of accumulated other comprehensive income related to defined benefit plan adjustments were included in general and administrative expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans—Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statement of Operations. For fiscal 2013, 2012 and 2011, advertising expenses were $11.4 million, $14.6 million and $19.4 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at May 31, 2013 or 2012. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2013, 2012 or 2011.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2013, 2012 and 2011, we did not pursue hedging strategies to mitigate foreign currency exposure.

Fair Value of Financial Instruments

We apply the provision of ASC 820, Fair Value Measurements and Disclosures, to our financial instruments that we are required to carry at fair value pursuant to other accounting standards, including derivative financial instruments. We have not applied the fair value option to those financial instruments that we are not required to carry at fair value pursuant to other accounting standards. The additional disclosures regarding fair value measurements are included in Note 5, Fair Value.

Income Taxes

We utilize the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statements carrying amount and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net loss in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

The provisions of ASC 740-10 contain a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50.0% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in (benefit) provision for income taxes in the accompanying Consolidated Statements of Operations.

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a Tax Allocation Agreement with the Company that is effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2013, the Company made cash payments of $9.5 million to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

Equity-Based Compensation

We account for equity-based payments, including grants of employee securities awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expects will vest.

Certain stock options, restricted stock and other equity-based awards outstanding under our Share Purchase and Option Plans are subject to repurchase features that function as in-substance forfeiture provisions. The repurchase features are removed only following the Company’s election not to exercise such repurchase rights within a certain period of time following the termination of the recipient’s employment. The exercise of the Company’s repurchase rights is not considered probable as of May 31, 2013, and, therefore, no compensation costs were recognized in the periods presented for the applicable equity-based awards. For all other awards not subject to such repurchase features, the fair value of the equity-based awards is recorded as compensation expense over the applicable vesting periods.

In fiscal 2012, Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, issued Class C units in conjunction with a voluntary share exchange program in which we offered certain Infor employees an opportunity to exchange all of their outstanding restricted shares, outstanding options to purchase restricted shares, and other management incentive unit awards granted to such employees under Infor and Infor Global Solutions’ and its predecessors’ various Share Purchase and Options Plans then owned by them and/or their Permitted Transferees (as defined under the various Share Purchase and Options Plans) for newly issued Class C units. The Class C units are non-voting ordinary units of Infor Enterprise. As a result, the majority of all outstanding equity awards other than the Class C units awards were cancelled during fiscal 2012. See Note 16, Share Purchase and Option Plans.

We utilize the Option-Pricing Method to estimate the fair value of our equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise prices of the call options were derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. In estimating the fair value of our equity awards granted in fiscal 2012 we used the following assumptions; expected term of 1.25 years, risk-free interest rate of 0.22%, expected dividend yield of 0.0%, and expected volatility of 75.0%. We made no significant equity grants in fiscal 2013.

Pursuant to applicable FASB guidance related to equity-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. During the third quarter of fiscal 2013, several of our parent company’s equity grants that had been classified as equity awards were modified to allow for a cash settlement option which caused these grants to be classified as liability awards at the parent company. Accordingly, we have recorded incremental equity compensation expense of $8.5 million in fiscal 2013 to recognize the fair value of the awards at the modification date related to past services.

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended May 31,
(in millions)	2013	2012	2011

Selling and marketing expense	$5.9	$2.4	$0.3
Research and development expense	5.3	2.4	0.2
General and administrative expense	2.8	6.4	0.9

Total	$14.0	$11.2	$1.4

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3.	Acquisitions

Acquisitions—Fiscal 2013

We completed five acquisitions in fiscal 2013 for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings. We have included the results of the acquired companies in our Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to Infor’s results for fiscal 2013. The companies we acquired in fiscal 2013 contributed, in aggregate and to the extent separately identifiable, approximately $13.5 million in revenues during fiscal 2013.

The purchase consideration related to certain of these acquisitions is subject to post-closing adjustments and may include additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. We have estimated the fair value of the contingent consideration to be $13.2 million as of May 31, 2013. Any future change in the estimated fair value of the contingent consideration, during the contingency period through settlement, will be recorded in our results of operations in the period of such change. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and approximately $55.3 million. In addition, we estimated that we are due post-closing adjustments of approximately $0.9 million as of May 31, 2013. The original fair value of the contingent consideration of $14.6 million, as estimated at the applicable acquisition dates, along with the post-closing adjustments are reflected in the combined purchase price stated above.

Our estimates of fair value and resulting allocation of purchase price related to certain of these acquisitions are preliminary as of May 31, 2013. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these Consolidated Financial Statements. As of May 31, 2013, based on our current estimation of fair values, we have recorded $55.6 million of identifiable intangible assets, $9.4 million of net liabilities and $73.5 million of goodwill related to our fiscal 2013 acquisitions. We have determined that the goodwill arising from these acquisitions will not be deductible for tax purposes.

Lawson—Fiscal 2012

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

The cash purchase consideration totaled approximately $1,958.2 million, $1,482.2 net of cash acquired. We funded the purchase price from a combination of cash, additional debt and additional equity contributions. See Note 12, Debt. Transaction and merger related integration costs of $24.8 million associated with Lawson were expensed as incurred and are reflected in our results of operations for fiscal 2012, in acquisition related and other costs. In addition, we took certain actions relating to Lawson’s operations to eliminate redundancies, improve our operational efficiency and reduce our operating costs. See Note 11, Restructuring Charges. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

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

The following summarizes the unaudited pro forma financial information of Infor and Lawson for applicable periods as if the acquisition closed on June 1, 2010:

	Year Ended May 31,
(in millions)	2012	2011

Software license fees and subscriptions	$526.7	$479.1
Product updates and support fees	1,441.7	1,267.2

Software revenues	1,968.4	1,746.3
Consulting services and other fees	779.5	747.3

Total revenues	$2,747.9	$2,493.6

Operating income	$318.7	$(21.2)

Other Acquisitions—Fiscal 2012

We completed four additional acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $29.3 million, net of cash acquired.

Acquisitions—Fiscal 2011

We completed two acquisitions in fiscal 2011 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $24.6 million, net of cash acquired.

4.	Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for fiscal 2012 and 2013:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2011 (1)	$673.6	$2,187.6	$204.0	$3,065.2
Goodwill acquired	157.0	948.4	76.8	1,182.2
Currency translation effect	(45.8)	(174.6)	(15.6)	(236.0)

Balance, May 31, 2012	784.8	2,961.4	265.2	4,011.4
Goodwill acquired	56.6	8.5	8.4	73.5
Currency translation effect	8.2	43.0	3.7	54.9

Balance, May 31, 2013	$849.6	$3,012.9	$277.3	$4,139.8

(1)	Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2012. See Note 20, Segment and Geographic Information.

Goodwill acquired during fiscal 2013 totaled $73.5 million related to our fiscal 2013 acquisitions. Goodwill acquired during fiscal 2012 totaled $1,182.2 million; $1,168.0 million related to our acquisition of Lawson and $14.2 million related to our other acquisitions. See Note 3, Acquisitions.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. We conduct our annual impairment test in the second quarter of each fiscal year.

We performed a Step 1 goodwill impairment assessment as of September 30, 2012. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of May 31, 2013. The results of the annual tests performed in fiscal 2012 and 2011 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

In addition, as a result of the change in our reportable segments, we performed a Step 1 goodwill impairment assessment as of June 1, 2011. No impairment was indicated at that time for any of our reporting units.

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

The three levels of the fair value hierarchy are as follows:

Level 1—Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market data, are significant to the fair values of the assets or liabilities, and require the reporting entity to develop its own assumptions.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and contingent consideration liabilities. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of May 31, 2013 and 2012:

	May 31, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
(in millions)
Liabilities
Contingent consideration	$—	$—	$13.2	$13.2

Total	$—	$—	$13.2	$13.2

	May 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$150.1	$—	$—	$150.1

Total	$150.1	$—	$—	$150.1

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our acquisitions in the third and fourth quarters of fiscal 2013. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets as of May 31, 2013. In future periods, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition related and other costs in our Consolidated Statements of Operations. See Note 3, Acquisitions.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2013 or fiscal 2012. The following table reconciles the change in our Level 3 assets/liabilities for fiscal 2013:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2012	$—
Contingent consideration	14.6
Total (gain) loss recorded in earnings	(1.4)

Balance, May 31, 2013	$13.2

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of May 31, 2013, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of May 31, 2013, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value Measurements

As of May 31, 2013 and 2012, our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions (Level 2 on the fair value hierarchy) and related market quotes. At May 31, 2013 and 2012, the total carrying value of our long-term debt was approximately $5.3 billion and $5.4 billion, respectively, and the fair value of our long-term debt was approximately $5.6 billion and $5.4 billion, respectively.

6.	Cash and Cash Equivalents

Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. The following is a summary of our cash and cash equivalents for the periods indicated:

	May 31,
(in millions)	2013	2012

Cash	$421.9	$234.3
Short term investments	—	150.1

Total cash and cash equivalents	$421.9	$384.4

7.	Accounts Receivable

Accounts receivable, net is comprised of the following:

	May 31,
(in millions)	2013	2012

Accounts receivable	$368.9	$367.4
Unbilled accounts receivable	54.3	63.3
Less: allowance for doubtful accounts	(16.0)	(18.1)

Accounts receivable, net	$407.2	$412.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2010	$25.7
Provision	1.3
Write-offs and recoveries	(9.0)
Currency translation effect	2.6

Balance, May 31, 2011	20.6
Provision	6.4
Write-offs and recoveries	(6.8)
Currency translation effect	(2.1)

Balance, May 31, 2012	18.1
Provision	6.5
Write-offs and recoveries	(9.0)
Currency translation effect	0.4

Balance, May 31, 2013	$16.0

8.	Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	May 31,		Useful Lives
(in millions)	2013	2012	(in years)

Land, buildings and leasehold improvements	$59.3	$50.1	1–30
Computer equipment and purchased software	133.1	125.7	1–7
Other equipment, furniture and fixtures	32.4	27.0	1–13
Equipment under capital leases	12.5	9.7

Total property and equipment	237.3	212.5
Less: accumulated depreciation and amortization	(166.0)	(149.2)

Property and equipment, net	$71.3	$63.3

Depreciation expense related to our property and equipment for fiscal 2013, 2012 and 2011 was $29.6 million, $36.1 million and $14.1 million, respectively.

Amortization expense for equipment under capital leases was $1.6 million, $1.3 million and $1.1 million for fiscal 2013, 2012 and 2011, respectively. Accumulated amortization for equipment under capital leases was $3.3 million and $2.5 million as of May 31, 2013 and 2012, respectively.

We have asset retirement obligations primarily related to certain of our leased facilities in Europe. The accrued asset retirement obligations at May 31, 2013 and 2012 were $7.7 million and $7.6 million, respectively.

9.	Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	May 31, 2013			May 31, 2012
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,776.0	$942.7	$833.3	$1,730.1	$773.1	$957.0	2 - 15
Acquired and developed technology	1,011.7	771.4	240.3	965.4	688.3	277.1	2 - 10
Tradenames	135.6	121.5	14.1	134.2	111.0	23.2	1 - 20

Total	$2,923.3	$1,835.6	$1,087.7	$2,829.7	$1,572.4	$1,257.3

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended May 31,
(in millions)	2013	2012	2011

Customer contracts and relationships	$161.0	$170.5	$121.7
Acquired and developed technology	75.4	105.8	95.3
Tradenames	9.7	11.2	6.2

Total	$246.1	$287.5	$223.2

The estimated future annual amortization expense related to these intangible assets as of May 31, 2013, was as follows:

(in millions)
Fiscal 2014	$227.6
Fiscal 2015	202.3
Fiscal 2016	178.3
Fiscal 2017	130.9
Fiscal 2018	80.7
Thereafter	267.9

Total	$1,087.7

10.	Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	May 31,
(in millions)	2013	2012

Accrued compensation and employee benefits	$159.4	$179.6
Accrued taxes other than income	27.2	25.2
Accrued royalties and partner commissions	44.1	45.3
Accrued litigation	12.0	8.7
Accrued professional fees	7.2	11.2
Accrued subcontractor expense	6.4	7.8
Accrued interest	45.8	78.0
Accrued restructuring	15.0	23.3
Accrued retirement obligation	7.7	7.6
Deferred rent	9.5	9.4
Accrued other	32.1	38.4

Accrued expenses	$366.4	$434.5

11.	Restructuring Charges

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

Fiscal 2013 Restructuring Charges

We have incurred restructuring costs totaling $15.5 million during fiscal 2013 including $14.8 million in employee severance costs for personnel in product development and general and administrative functions and $0.7 million related to exited facilities. We made cash payments of approximately $7.4 million during fiscal 2013 related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs of $0.9 million related to operations we acquired in fiscal 2013. These restructuring charges included $0.8 million in employee severance costs related to redundant positions and $0.1 million in accruals for costs related to facilities exited during fiscal 2013. During fiscal 2013 we made $0.2 million in cash payments related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Fiscal 2012 Restructuring Charges

We incurred restructuring costs of $20.6 million during fiscal 2012 in employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. During fiscal 2013 we recorded restructuring cost reversals of $6.2 million related to these severance actions and we made cash payments of approximately $8.0 million and $5.2 million during fiscal 2013 and 2012, respectively. Charges also included $0.9 million related to exited facilities. Cash payments related to exited facilities were $0.3 million and $0.7 million in fiscal 2013 and 2012, respectively. The majority of these restructuring activities were completed in fiscal 2013.

Fiscal 2012 Acquisition-Related Charges

We incurred acquisition-related restructuring costs of $44.7 million during fiscal 2012, primarily related to our acquisition of Lawson. These charges included employee severance costs of $41.3 million for personnel, primarily in general and administrative functions and consulting services. During the fiscal 2013 we recorded restructuring cost reversals of $0.7 million related to these severance actions and we made cash payments of $4.3 million and $34.7 million during fiscal 2013 and 2012, respectively. Charges also included $3.4 million related to exited facilities. During fiscal 2013 we recognized $1.0 million in additional facility expenses and made cash payments of $1.8 million and $0.8 million in fiscal 2013 and 2012, respectively, related to these exited facilities. We completed the majority of the personnel actions related to these restructuring activities in fiscal 2013 and we expect to make payments related to exited facilities through July 2017.

Fiscal 2011 Restructuring Charges

We recognized restructuring costs of $11.4 million in fiscal 2011, consisting of $11.0 million in employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions and $0.4 million in lease commitment fees and other costs due to early termination and abandonment of facilities which were exited to streamline and consolidate operations. In fiscal 2013, we made cash payments of $0.1 million related to these actions. In fiscal 2012, we recorded restructuring cost reversals related to these actions of $0.8 million and made payments of $4.0 million, primarily related to employee severance costs. Payments of $6.3 million were made in fiscal 2011. We completed these restructuring activities during fiscal 2013.

Fiscal 2011 Acquisition-Related Charges

We recognized acquisition-related restructuring costs of $7.6 million in fiscal 2011, consisting of employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. In fiscal 2013, we recorded restructuring cost reversals of $0.3 million and recorded adjustments for excess cash payments of $0.2 million related to these actions. In fiscal 2012, we recorded restructuring cost reversals of $0.3 million for employee severance and made payments of $0.8 million. Payments of $6.4 million were made in fiscal 2011. We completed these restructuring activities during fiscal 2013.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2011, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. In fiscal 2013 we made net cash payments of $2.6 million related to these previous actions. In fiscal 2012, we recognized $2.7 million in net additional expenses and made cash payments of $3.3 million primarily for accrued facility costs related to previous restructuring and acquisition-related actions. In fiscal 2011, we recorded net restructuring cost reversals of $4.1 million and we made net cash payments of $8.5 million related to these activities. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following tables summarize the accrued restructuring costs at May 31, 2013, 2012 and 2011. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were reclasses between balance sheet accounts (Other).

			Adjustment to Costs						Total
(in millions)	Balance May 31, 2012	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2013	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2013 restructuring
Severance	$—	$19.4	$(4.6)	$—	$0.2	$(7.1)	$7.9	$14.8	$14.8
Facilities and other	—	0.4	0.3	0.1	—	(0.3)	0.5	0.7	0.7

Total fiscal 2013 restructuring	—	19.8	(4.3)	0.1	0.2	(7.4)	8.4	15.5	15.5

Fiscal 2013 acquisition-related
Severance	—	0.7	0.1	—	(0.1)	(0.1)	0.6	0.8	0.8
Facilities and other	—	0.1	—	—	—	(0.1)	—	0.1	0.1

Total fiscal 2013 acquisition-related	—	0.8	0.1	—	(0.1)	(0.2)	0.6	0.9	0.9

Fiscal 2012 restructuring
Severance	15.1	—	(6.2)	—	0.7	(8.0)	1.6	14.4	14.4
Facilities and other	0.2	—	—	—	0.1	(0.3)	—	0.9	0.9

Total fiscal 2012 restructuring	15.3	—	(6.2)	—	0.8	(8.3)	1.6	15.3	15.3

Fiscal 2012 acquisition-related
Severance	5.2	—	(0.7)	—	0.4	(4.3)	0.6	40.6	40.6
Facilities and other	2.6	—	1.0	—	0.1	(1.8)	1.9	4.4	4.4

Total fiscal 2012 acquisition-related	7.8	—	0.3	—	0.5	(6.1)	2.5	45.0	45.0

Fiscal 2011 restructuring
Facilities and other	0.2	—	—	—	—	(0.1)	0.1	0.5	0.5

Total fiscal 2011 restructuring	0.2	—	—	—	—	(0.1)	0.1	0.5	0.5

Fiscal 2011 acquisition-related
Severance	0.2	—	(0.3)	—	—	0.2	0.1	6.9	6.9

Total fiscal 2011 acquisition-related	0.2	—	(0.3)	—	—	0.2	0.1	6.9	6.9

Previous restructuring
Facilities and other	1.2	—	0.2	(0.2)	0.3	(1.5)	—	3.2	3.2

Total previous restructuring	1.2	—	0.2	(0.2)	0.3	(1.5)	—	3.2	3.2

Previous acquisition-related
Severance	0.1	—	—	—	—	—	0.1	7.1	7.1
Facilities and other	5.7	—	(0.2)	0.2	(0.1)	(1.1)	4.5	19.9	19.9

Total previous acquisition-related	5.8	—	(0.2)	0.2	(0.1)	(1.1)	4.6	27.0	27.0

Total restructuring	$30.5	$20.6	$(10.4)	$0.1	$1.6	$(24.5)	$17.9	$114.3	$114.3

			Adjustment to Costs						Total
(in millions)	Balance May 31, 2011	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2012	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2012 restructuring
Severance	$—	$20.8	$(0.2)	$—	$(0.3)	$(5.2)	$15.1	$20.6	$20.6
Facilities and other	—	1.0	(0.1)	—	—	(0.7)	0.2	0.9	0.9

Total fiscal 2012 restructuring	—	21.8	(0.3)	—	(0.3)	(5.9)	15.3	21.5	21.5

Fiscal 2012 acquisition-related
Severance	—	46.9	(5.6)	0.1	(1.5)	(34.7)	5.2	41.3	41.3
Facilities and other	—	3.2	0.2	—	—	(0.8)	2.6	3.4	3.4

Total fiscal 2012 acquisition-related	—	50.1	(5.4)	0.1	(1.5)	(35.5)	7.8	44.7	44.7

Fiscal 2011 restructuring
Severance	4.9	—	(0.9)	—	(0.1)	(3.9)	—	10.2	10.2
Facilities and other	0.3	—	0.1	—	(0.1)	(0.1)	0.2	0.4	0.4

Total fiscal 2011 restructuring	5.2	—	(0.8)	—	(0.2)	(4.0)	0.2	10.6	10.6

Fiscal 2011 acquisition-related
Severance	1.5	—	(0.3)	—	(0.2)	(0.8)	0.2	7.2	7.2

Total fiscal 2011 acquisition-related	1.5	—	(0.3)	—	(0.2)	(0.8)	0.2	7.2	7.2

Previous restructuring
Severance	0.6	—	(0.4)	—	—	(0.2)	—	65.5	65.5
Facilities and other	0.1	—	0.3	—	1.0	(0.2)	1.2	3.7	3.7

Total previous restructuring	0.7	—	(0.1)	—	1.0	(0.4)	1.2	69.2	69.2

Previous acquisition-related
Severance	0.2	—	—	—	—	(0.1)	0.1	7.1	7.1
Facilities and other	5.8	—	2.8	—	(0.1)	(2.8)	5.7	17.9	17.9

Total previous acquisition-related	6.0	—	2.8	—	(0.1)	(2.9)	5.8	25.0	25.0

Total restructuring	$13.4	$71.9	$(4.1)	$0.1	$(1.3)	$(49.5)	$30.5	$178.2	$178.2

			Adjustment to Costs						Total
(in millions)	Balance May 31, 2010	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2011	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2011 restructuring
Severance	$—	$11.6	$(0.6)	$—	$0.1	$(6.2)	$4.9	$11.0	$11.0
Facilities and other	—	0.3	0.1	—	—	(0.1)	0.3	0.4	0.4

Total fiscal 2011 restructuring	—	11.9	(0.5)	—	0.1	(6.3)	5.2	11.4	11.4

Fiscal 2011 acquisition-related
Severance	—	8.4	(0.8)	—	0.3	(6.4)	1.5	7.6	7.6

Total fiscal 2011 acquisition-related	—	8.4	(0.8)	—	0.3	(6.4)	1.5	7.6	7.6

Previous restructuring
Severance	5.3	—	(1.0)	—	0.4	(4.1)	0.6	66.0	66.0
Facilities and other	0.5	—	—	(0.2)	—	(0.2)	0.1	1.4	1.4

Total previous restructuring	5.8	—	(1.0)	(0.2)	0.4	(4.3)	0.7	67.4	67.4

Previous acquisition-related
Severance	0.4	—	0.2	—	—	(0.4)	0.2	7.2	7.2
Facilities and other	12.5	—	(3.3)	—	0.4	(3.8)	5.8	22.5	22.5

Total previous acquisition-related	12.9	—	(3.1)	—	0.4	(4.2)	6.0	29.7	29.7

Total restructuring	$18.7	$20.3	$(5.4)	$(0.2)	$1.2	$(21.2)	$13.4	$116.1	$116.1

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2013, 2012 and 2011 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Years Ended May 31,
	2013	2012	2011
(in millions)
License	$4.0	$18.9	$4.5
Maintenance	0.3	6.2	3.1
Consulting	(0.1)	18.8	3.9
General and administrative and other functions	6.0	23.9	3.4

Total restructuring costs	$10.2	$67.8	$14.9

12.	Debt

The following table summarizes our long-term debt balances for the periods indicated:

	May 31, 2013		May 31, 2012
(in millions)	Amount	Effective Rate	Amount	Effective Rate

Infor first lien Term B due April 5, 2018	$—	—%	$2,770.0	6.250%
Infor first lien Term B-1 due October 5, 2016	340.0	5.750%	400.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,779.1	5.250%	—	—%
Infor first lien Euro Term due April 5, 2018	321.7	6.750%	309.1	6.750%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	324.9	10.000%	309.1	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(16.6)		(4.6)

Total long-term debt	5,324.1		5,358.6
Less: current portion	91.2		90.8

Total long-term debt—non-current	$5,232.9		$5,267.8

(1)	Weighted average interest rate at May 31, 2013 and 2012, was 7.1% and 7.6%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of May 31, 2013:

(in millions)
Fiscal 2014	$91.2
Fiscal 2015	111.2
Fiscal 2016	131.2
Fiscal 2017	131.2
Fiscal 2018	2,976.0
Thereafter	1,899.9

Total	$5,340.7

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

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended pursuant to Refinancing Amendment No. 1 and the Amendment No. 2, described below.

Under the Term Loan Facility, we borrowed initial term loans having aggregate principal amounts of $2,770.0 million Tranche B Term Loan, $400.0 million Tranche B-1 Term Loan and €250.0 million Euro Term Loan on April 5, 2012. Interest on the term loans is payable quarterly, in arrears, beginning June 30, 2012. Quarterly principal payment amounts for the initial term loans were set at approximately $6.9 million, $15.0 million and €0.6 million for the Tranche B, Tranche B-1 and Euro Term Loans, respectively, with balloon payments on the respective maturity dates. The term loans under the Term Loan Facility are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of May 31, 2013, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of May 31, 2013, $4.7 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $145.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement:

•

Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B Term Loan, Tranche B-1 Term Loan and the Euro Term Loan will at no time be less 1.25% per annum.

•

ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B and B-1Term Loans will at no time be less than 2.25% per annum.

The credit facilities are guaranteed by Infor, Inc. and certain of our domestic subsidiaries, and are secured by liens on substantially all of our assets and the assets of the guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter.

Refinancing Amendments

On September 27, 2012, we entered into the First Amendment to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million Tranche B-2 Term Loan. Interest on the Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum, or ABR, plus a margin of 3.0% per annum, with an ABR floor of 2.25% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by the same guarantors, and is secured by liens on substantially all of our assets and the assets of the guarantors.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Subsequent to year end, on June 3, 2013, we entered into the Second Amendment to the Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with a the proceeds of a new $483.0 million Tranche B-3 Term Loan and a new €350.0 million Euro Tranche B Term Loan. Pursuant to the Second Amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan. See Note 24, Subsequent Events – Refinancing Amendment.

Senior Notes

Infor 9  3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes mature on April 1, 2019, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on April 1 and October 1 each year, beginning on October 1, 2012.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes mature on July 15, 2018 and bear interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15, beginning January 15, 2012.

The senior notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we are subject to certain customary affirmative and negative covenants.

Senior Notes Exchange Offer

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The Form S-4 became effective on September 6, 2012. Under the terms of the Exchange Offer, holders of Infor’s senior notes could exchange their original 9.375%, 10.0% and 11.5% senior notes (Original Notes) for an equal principal amount of 9.375%, 10.0% and 11.5% senior notes (Exchange Notes) which were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offer expired on October 10, 2012. As of that date, 95.5% of the Original Notes were exchanged for applicable Exchange Notes. In addition, on March 15, 2013, we accepted the exchange of the majority of the remaining Original Notes for applicable Exchange Notes.

Deferred Financing Fees

As of May 31, 2013, deferred financing fees, net of amortization, of $141.1 million are reflected on our Consolidated Balance Sheets in deferred financing fees, net. For fiscal 2013, 2012 and 2011, we amortized $23.5 million, $32.1 million and $20.1 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In conjunction with the September 27, 2012, Amendment to our Credit Agreement, we evaluated the refinancing transactions in accordance with ASC 470-50-40 Debt—Modifications and Extinguishments—Derecognition to determine if the refinancing of our Tranche B Term Loan was a modification or extinguishment of the original term loan. Each lender involved in the refinance Amendment was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the second quarter of fiscal 2013 we capitalized an additional $27.6 million of fees paid to creditors, including the 1.0% prepayment premium, as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows. The participation of the remaining lenders was determined to be extinguishments. As a result, in the second quarter of fiscal 2013, $1.3 million of the unamortized balance of the applicable deferred financing fees were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Consolidated Statements of Operations. In addition, we expensed $11.9 million in third-party costs incurred related to the modifications which were included in acquisition related and other costs in our Consolidated Statements of Operations in the second quarter of fiscal 2013.

In conjunction with our fiscal 2012 financing activities, we evaluated each lender’s involvement in the recapitalization to determine if their participation in the credit facilities should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continued to be capitalized and amortized over the term of the recapitalized debt. The participation of the remaining lenders was determined to be extinguishments. Accordingly, we paid off existing debt and wrote off approximately $77.5 million in unamortized deferred financing fees relating to these facilities. In addition, we wrote off approximately $28.6 million in unamortized discounts that we had recorded related to these retired facilities. Together, the write-offs of deferred financing fees and unamortized discounts, totaling approximately $106.1 million, are presented as a component of loss on extinguishment of debt in our Consolidated Statements of Operations for fiscal 2012.

Parent Company PIK Term Loan

In addition to the debt of Infor and its affiliates discussed above, Lux Bond Co has debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment dated as of April 5, 2012. The Lux PIK Term Loan had an original principal balance of $235.0 million.

In conjunction with our debt recapitalization, a portion of the outstanding balance of the Lux PIK Term Loan was repaid on April 5, 2012, through the use of capital contributed by the Sponsors. The principal balance as of May 31, 2012, was $161.4 million. As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per annum and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter may be paid in cash and the fixed rate will be reduced by 50 basis points per annum for that quarter. For fiscal 2013, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 21, Related Party Transactions – Due to/from Affiliate. As of May 31, 2013, the total balance outstanding related to the Lux PIK Term Loan was $161.4 million which did not include any accrued interest as this was funded during the year.

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

13.	Common Stock

As of May 31, 2013 and 2012, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of May 31, 2013, based on investments in Infor Enterprise held by investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, L.P. (Summit Partners) in Infor Enterprise, Golden Gate Capital and Summit Partners have voting control equal to approximately 78.3% and 21.4%, respectively, of the Company.

14.	Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $56.2 million, $63.1 million and $43.6 million for fiscal 2013, 2012 and 2011, respectively.

We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment on our Consolidated Balance Sheets. The current portion of our capital lease obligations is included in accrued expenses and the long-term portion of capital lease obligations is included in other long-term liabilities on our Consolidated Balance Sheets.

The future minimum lease payments under our capital and operating leases as of May 31, 2013 were as follows:

Capital lease obligations

(in millions)
Fiscal 2014	$2.1
Fiscal 2015	3.9
Fiscal 2016	1.3
Fiscal 2017	0.4
Fiscal 2018	—
Thereafter	—

Total minimum capital lease payments	7.7
Less: amounts representing interest	(0.6)

Present value of net minimum obligations	7.1
Less: current portion	(1.9)

Long-term capital lease obligations	$5.2

Operating lease obligations

(in millions)
Fiscal 2014	$48.6
Fiscal 2015	40.4
Fiscal 2016	28.3
Fiscal 2017	16.4
Fiscal 2018	8.8
Thereafter	15.3

Total minimum operating lease payments	$157.8

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. Accrued litigation as of May 31, 2013 and May 31, 2012, was $12.1 million and $8.9 million, respectively. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that based on information presently available, the resolution of any such legal matters existing as of May 31, 2013 will not have a material adverse effect on our financial position, results of operations, or cash flows. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

The District Court conducted an evidentiary hearing in the contempt proceeding in the first week of April 2013. Before that hearing, Lawson moved to dissolve or modify the injunction based on the Circuit Court’s ruling. The District Court did not rule on that motion before the hearing. On June 11, 2013, the District Court modified the injunction by deleting from its scope the product consisting of the S3 Procurement System in combination with RSS, but ordered that the injunction shall remain in effect in all other respects. The District Court issued a separate order denying Lawson’s motion to dissolve or modify the injunction. Lawson has appealed the District Court’s denial of the motion to modify, and order of modification, to the United States Court of Appeals for the Federal Circuit. We are awaiting a decision by the District Court in the contempt proceeding.

Given the inherent unpredictability of judicial proceedings, the pending appeal of the District Court’s injunction orders, as well as the right of either party to appeal an unfavorable decision from any ruling made on the merits of the contempt application, we cannot at this time predict whether, or to what extent, the injunction will continue in effect, or the eventual outcome of the contempt proceeding. Additionally, three of the five patent claims that the jury found Lawson to infringe have been found invalid in a final determination by the Board of Patent Appeals and Interferences (BPAI), including the one infringed claim that survived direct appeal. That administrative determination is being appealed by ePlus to the United States Court of Appeals for the Federal Circuit (Lawson is not a party to that case, but may benefit from its outcome). An affirmance of the BPAI’s decision would provide Lawson with a basis to seek the vacation of any injunction, and the dismissal or vacation of any contempt proceeding, as a matter of law. The results of that pending appeal cannot be predicted.

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

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of May 31, 2013, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of May 31, 2013 and 2012.

15.	Derivative Financial Instruments

The following tables summarize the financial statement impact of our derivative instruments:

Statement of Operations Effect of Derivative Instruments

				Amount Recognized
				in Earnings
	Notional	Derivative	Status at May 31,	Year Ended May 31,
(in millions)	Amount	Base	2013	2013	2012	2011
Accounting hedges:
Interest rate cap	€718.7	3.000%	Settled	$—	$0.1	$0.5
Interest rate cap	$1,573.6	3.000%	Settled	—	0.1	3.8

Total income statement (gain) loss from effect of derivative instruments				$—	$0.2	$4.3

Balance Sheet Effect of Derivative Instruments

We had no material derivative instruments reflected in our Consolidated Balance Sheets as of May 31, 2013 or May 31, 2012.

16.	Share Purchase and Option Plans

Infor Class C Management Incentive Units

On May 31, 2012, Infor Enterprise granted to certain employees of Infor 10.4 million equity awards, primarily Management Incentive Units (MIUs), pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs are for class C-non-voting units. The Class C MIUs were granted as of May 31, 2012, with vesting schedules ranging from immediate vesting to three years of service. The Class C MIUs were issued in exchange for employees existing equity interests in both Infor and Infor Global Solutions discussed below. As a result, the majority of these other equity-based awards were cancelled during fiscal 2012. In accordance with applicable FASB guidance, the concurrent grant of the Class C MIUs and cancellation of the existing equity interests were treated as a modification.

Under the provisions of the Infor Enterprise Agreement and MIU agreements, if employees are no longer employed by Infor or any of its subsidiaries for any reason (including, but not limited to, death or disability), all unvested Class C MIUs held by such employee shall automatically expire and be forfeited to Infor. For grants to certain employees, Infor has the ability to repurchase applicable MIUs pursuant to the award’s provisions upon their termination of employment with Infor. The repurchase commences upon the later of 1) the termination date and 2) the 181st day following the date upon which the MIUs that are subject to such repurchase have become vested. Infor may elect to repurchase all or any portion of the applicable MIUs, in the event of the employee’s termination for cause, participation in a competitive activity or resignation, at a price equal to the lower of the original cost or the fair market value of the MIUs being repurchased. If the employee leaves Infor under any other circumstances, such as through involuntary termination, without cause or upon death, the repurchase option is for fair market value, defined in the Infor Enterprise Agreement as the amount to which the holder of the applicable MIUs would be entitled to receive if the Company’s assets were liquidated in accordance with the Infor Enterprise Agreement (as in effect immediately prior to such liquidation) and applicable law, and the proceeds of such liquidation were applied and distributed pursuant to Infor Enterprise Agreement (as in effect immediately prior to such liquidation).

This repurchase feature in certain Class C MIUs granted to employees, as noted above, functions as in-substance forfeiture provisions which preclude recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. No compensation expense is recognized until the repurchase features lapse. Of the 10.4 million MIUs granted on May 31, 2012, 4.4 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized. The remaining 6.0 million MIUs granted did not include the repurchase feature and we recognized applicable equity compensation expense in fiscal 2013 and 2012 accordingly.

During fiscal 2013, we granted approximately 0.5 million Class C MIU’s and approximately 1.2 million Class C MIU’s were forfeited and 0.3 million were repurchased by the Company.

During the third quarter of fiscal 2013, several of our parent company’s equity grants to employees of Infor that had been classified as equity awards were modified to allow for a cash settlement option which caused these grants to be classified as liability awards at our parent company. These modifications related to equity awards granted to certain of our executives. Accordingly, we have recorded incremental equity compensation expense of $8.5 million in fiscal 2013 to recognize the fair value of the awards at the modification date related to past services.

The following table summarizes Class C MIU activity for fiscal 2013 and 2012:

(in thousands, except fair value amounts)	Number of Class C MIUs	Weighted Average Grant Date Fair Value

Non-vested, May 31, 2011	—	—
Granted	10,400	$3.53
Cancelled	—	—
Vested	(4,485)	$3.53

Non-vested, May 31, 2012	5,915	$3.53
Granted	455	$4.96
Cancelled	(1,156)	$3.72
Vested	(713)	$3.53

Non-vested, May 31, 2013	4,501	$3.63

Total unrecognized Class C MIU compensation expense at May 31, 2013, was $18.5 million. The aggregate intrinsic value related to the unvested Class C MIUs was approximately $51.3 million as of May 31, 2013. The weighted average remaining contractual life of the Class C MIUs was 2.0 years as of May 31, 2013.

Infor Management Incentive Units

On October 1, 2010, SoftBrands Holdings LLC, an affiliate of the parent company of Infor, authorized the issuance of 6.5 million MIUs (SoftBrands MIUs) to certain employees as authorized by its Amended and Restated Limited Liability Company Agreement dated October 1, 2010 (the Plan). The SoftBrands MIUs were granted as of October 5, 2010, vesting annually over four years. The vesting start date for majority of the SoftBrands MIUs began on August 13, 2009. The remaining SoftBrands MIUs vesting start date began on May 17, 2010.

In conjunction with the May 31, 2012 grant of the Class C MIUs discussed above, the majority of the outstanding SoftBrands MIUs were cancelled, including 2.1 million vested shares and 2.1 million unvested shares. Certain of the SoftBrands MIUs contain repurchase features similar to those of our Class C MIUs as discussed. The repurchase feature functions as in-substance forfeiture provisions which preclude recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Plan. No compensation expense is recognized until the repurchase features lapse. Of the 6.5 million SoftBrands MIUs issued, 0.9 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized. The remaining 5.5 million SoftBrands MIUs granted under the Plan did not include the repurchase feature and equity compensation expense was recognized in fiscal 2013, 2012 and 2011 related to these MIUs.

The following table summarizes SoftBrands MIU activity for fiscal 2013, 2012 and 2011:

(in thousands, except fair value amounts)	Number of MIUs	Weighted Average Grant Date Fair Value
Non-vested, May 31, 2010	—	—
Granted	6,475	$0.35
Cancelled	(129)	$0.35
Vested	(1,619)	$0.35

Non-vested, May 31, 2011	4,727	$0.35
Granted	—	—
Cancelled	(322)	$0.35
Vested	(1,469)	$0.35
Exchanged for Class C MIUs	(2,080)	$0.35

Non-vested, May 31, 2012	856	$0.35
Cancelled	(256)	$0.35
Vested	(300)	$0.35

Non-vested, May 31, 2013	300	$0.35

The aggregate intrinsic value related to the unvested SoftBrands MIUs was approximately $0.2 million as of May 31, 2013. The weighted average remaining contractual life of MIUs was 0.2 years as of May 31, 2013. Total unrecognized compensation expense related to the SoftBrands MIUs at May 31, 2013, was $0.2 million.

Infor Global Solutions 2006 Share Purchase and Option Plan

The Infor Global Solutions 2006 Share Purchase and Option Plan, as amended, (the 2006 Plan) allows Infor Global Solutions to grant nonqualified stock options or sell Class Z nonvoting ordinary shares, par value $0.00001 per share, to selected employees, directors, officers, consultants or advisors. Infor Global Solutions may not issue in the aggregate more than 5.0 million Class Z Shares under this plan. Infor Global Solutions may not issue in the aggregate more than 25.0 million Class Y Shares under this plan.

During fiscal 2008, Infor Global Solutions’ Board of Directors amended and restated the 2006 Plan to allow Infor Global Solutions to grant nonqualified stock options or sell Class Z-1 nonvoting ordinary shares, par value $0.00001 per share, to selected employees, directors, officers, consultants or advisors. Infor Global Solutions may not issue in the aggregate more than 5.0 million Class Z-1 shares under this plan. In fiscal 2009, the 2006 Plan was authorized to issue in the aggregate no more than 25.0 million Class Y nonvoting ordinary shares, par value $0.00001 per share.

A committee appointed by the Board of Directors determines the number of options and/or shares, type of option and option price and/or purchase price. Options granted to employees generally have seven-year terms, require continued employment with the Company for continued vesting, and vest over four years. Vesting generally occurs with the first 25% upon a certain date (usually the first anniversary of the grant date) (the First Vesting Date) and 25% per year thereafter upon each anniversary of the First Vesting Date, provided that if an employee leaves Infor’s employ and has been employed at least through the First Vesting Date, vesting is pro-rated on a monthly basis through the last month of the employee’s employment. Restricted shares issued to employees generally have similar vesting and continued employment terms.

Infor Global Solutions has the ability to repurchase any shares issued pursuant to the 2006 Plan to any employee whose employment terminates. The Company may elect to repurchase all or any portion of the employee shares 60 days following 1) the Termination Date for unvested shares or 2) the 181st day following the date upon which the shares subject to repurchase become vested equal to 1) original cost or fair market value if the termination of employment is for cause, resignation or participation in a competitive activity or 2) if the employee leaves the Company under any other circumstances, such as through involuntary termination, without cause or upon death, the repurchase option is for fair market value as of the repurchase date. The repurchase option terminates on the first to occur of 1) the consummation of a sale of the Company or 2) the effective date of an initial public offering.

The repurchase features whereby the Company may repurchase the share at the lesser of original cost or fair market value are considered an in-substance forfeiture provision, as defined by ASC 718. As previously mentioned, the repurchase option terminates on the first to occur of 1) the consummation of a sale of the Company or 2) the effective date of an initial public offering, neither of which are probable. Therefore, equity-based compensation is not recognized until the expiration of these repurchase features or until involuntary termination of the employee becomes probable.

During fiscal 2013, we did not grant any Class Y shares of restricted stock and we cancelled less than 0.1 million Class Y shares of restricted stock.

During fiscal 2012, approximately 0.3 million Class Y shares of restricted stock were issued with a purchase price of $0.001 per share. Infor repurchased approximately 0.6 million Class Y shares of restricted stock during fiscal 2012. In addition, in conjunction with the May 31, 2012 grant of the Class C MIUs discussed above, the majority of the outstanding Class Y share restricted stock was cancelled, including 5.9 million vested shares and 3.2 million unvested shares.

During fiscal 2011, approximately 3.9 million Class Y shares of restricted stock were issued with a purchase price of $0.001 per share. Infor repurchased approximately 0.7 million Class Y shares of restricted stock during fiscal 2011.

The following table summarizes restricted share activity for fiscal 2013, 2012 and 2011:

(in thousands, except fair value amounts)	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested, May 31, 2010	7,432	$0.20
Granted	3,366	$1.54
Repurchased	(957)	$0.09
Vested	(4,044)	$0.15

Non-vested, May 31, 2011	5,797	$0.30
Granted	271	$2.11
Repurchased	(551)	$0.17
Vested	(1,596)	$0.90
Exchanged for Class C MIUs	(3,168)	$1.09

Non-vested, May 31, 2012	753	$0.35
Cancelled	(73)	$0.32
Vested	(321)	$0.27

Non-vested, May 31, 2013	359	$0.46

There was no aggregate intrinsic value related to the unvested restricted shares at May 31, 2013. The weighted average remaining vesting period related to these restricted shares at May 31, 2013 was 0.5 years. The total unrecognized compensation cost at May 31, 2013 was $0.5 million.

As previously noted, certain of our equity-based awards have repurchase features that function as in-substance forfeiture provisions which preclude recognition of compensation cost for accounting purposes until such repurchase features are removed upon the Company’s election not to exercise such repurchase rights within a certain period of time following an employee termination event or upon a change in control event as defined by the our Share Purchase and Option Plans. No compensation expense is recognized until the repurchase features lapse.

17.	Dividend

On November 23, 2010, a subsidiary of Infor, Inc. approved, and subsequently paid a $40.0 million distribution to the Company’s stockholders as a result of Sub-Part F income allocated to the Company’s stockholders (due to the operation of Section 951(a)(1) of the Internal Revenue Code of 1986). Sub-Part F income is income from foreign countries, generally in lower tax jurisdictions, that is not taxed in the U.S. that, as a result of our financing structure, is attributed to and reported as taxable income to U.S. stockholders of Infor.

Infor’s credit facilities, in place at that time, allowed for up to $40.0 million of dividend payments in any fiscal year. Infor’s Board of Directors engaged an outside agency to assist in analyzing the solvency and capital adequacy of the Company prior to the distribution. Future dividend payments, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business.

18.	Income Taxes

Income taxes have been provided in accordance with ASC 740, “Income Taxes.” Subsequent to the Infor Combination closing on April 5, 2012, the Company is included in the GGC Software Parent, Inc. consolidated federal income tax return.

Our loss before income taxes relates to the following jurisdictions:

	Year Ended May 31,
(in millions)	2013	2012	2011
United States	$(111.5)	$(424.1)	$(274.4)
Foreign	57.9	97.8	83.2

Loss before income tax (benefit) provision	$(53.6)	$(326.3)	$(191.2)

The (benefit) provision for income taxes attributable to earnings from operations consisted of the following:

	Year Ended May 31,
(in millions)	2013	2012	2011
Current
Federal	$3.8	$(30.3)	$(2.9)
State	4.4	4.7	4.3
Foreign	50.8	42.7	30.9

Total current provision	59.0	17.1	32.3

Deferred
Federal	(7.1)	(6.0)	(49.5)
State	0.6	(22.1)	(12.8)
Foreign	(29.9)	(5.3)	(20.8)

Total deferred (benefit) provision	(36.4)	(33.4)	(83.1)

Total income tax (benefit) provision	$22.6	$(16.3)	$(50.8)

Our (benefit) provision for income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2013	2012	2011

Federal income tax rate	$(18.8)	$(114.1)	$(66.9)
Subpart F income	14.0	54.0	7.7
Change in valuation allowance related to IRC Section 163(j)	20.9	45.4	39.7
Foreign tax rate differential	(3.2)	(39.7)	(18.4)
Reorganization costs	5.6	22.2	3.6
Change in valuation allowance	(6.9)	21.6	(12.8)
U.S. state tax rate difference	(3.3)	(14.0)	(8.0)
Tax rate changes	2.7	(7.4)	(0.6)
Stock compensation	5.4	4.3	0.4
Withholding tax	8.6	3.9	6.0
Permanent items	2.7	1.0	(0.3)
Uncertain tax positions	(3.3)	—	11.1
Other	(1.8)	6.5	(12.3)

Total income tax (benefit) provision	$22.6	$(16.3)	$(50.8)

A summary of the components of our deferred tax assets and liabilities was as follows:

	May 31,
(in millions)	2013	2012
Deferred tax assets
Foreign operating loss carryforward	$292.7	$395.0
Interest	254.1	247.0
Federal operating loss carryforward	66.7	124.6
Capital loss carryforward	50.7	63.2
Preacquisition disallowed deductions	15.2	42.6
State operating loss carryforward	17.3	32.9
Accrued payroll and related expenses	28.8	29.3
Depreciation	25.0	25.9
Credits	32.9	24.6
Restructuring	2.8	4.4
Bad debts	2.4	3.7
Sales tax liability	1.9	2.3
Accrued severance	1.1	1.0
Other	32.1	22.9

Gross deferred tax assets	823.7	1,019.4
Less: valuation allowance	(593.9)	(713.1)

Net deferred tax assets	229.8	306.3

Deferred tax liabilities
Intangibles	311.5	372.0
Deferred U.S. tax on foreign income	—	44.9
Goodwill	26.6	26.7
Prepaid expenses	1.1	1.7

Gross deferred tax liabilities	339.2	445.3

Net deferred tax assets (liabilities)	$(109.4)	$(139.0)

The net deferred income tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	May 31,
(in millions)	2013	2012

Current deferred tax asset	$38.1	$11.4
Non-current deferred tax asset	87.8	75.2
Current deferred tax liability	(4.3)	(45.8)
Non-current deferred tax liability	(231.0)	(179.8)

Net deferred tax assets (liabilities)	$(109.4)	$(139.0)

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, May 31, 2010	$565.2
Changes in valuation allowances related to purchased tax assets	(0.4)
Adjustment of net operating losses	12.1
Provisions for valuation allowance	78.6
Release of valuation allowance	(56.1)
Currency adjustment	43.8

Balance, May 31, 2011	643.2
Changes in valuation allowances related to purchased tax assets	82.5
Adjustment of net operating losses	(43.6)
Provisions for valuation allowance	106.5
Release of valuation allowance	(41.2)
Currency adjustment	(34.3)

Balance, May 31, 2012	713.1
Changes in valuation allowances related to purchased tax assets	0.8
Adjustment of net operating losses	(135.1)
Provisions for valuation allowance	65.3
Release of valuation allowance	(51.3)
Currency adjustment	1.1

Balance, May 31, 2013	$593.9

As of May 31, 2013, we have U.S. Federal net operating loss deferred tax assets amounting to $66.7 million. These losses expire in various years between 2015 and 2033, the majority of which will expire between 2018 and 2026. We also have U.S. foreign tax credit and alternative minimum tax credit carryforwards of $0.8 million and $14.5 million, respectively. In addition, we have state and local net operating losses of $17.3 million. Our state and local net operating losses expire in various years between 2014 and 2033. We currently have a deferred tax asset of $289.6 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the Lawson acquisition that occurred on July 5, 2011, the Lawson group experienced an ownership change that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit the Company’s ability to utilize Lawson’s net operating loss carryforwards. In addition, the Company experienced an ownership change as a result of the global restructuring that occurred April 5, 2012 that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit the Company’s ability to utilize any net operating loss carryforwards. Some of the Company’s U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to May 31, 2011, and the possibility of future changes of ownership may further limit our ability to utilize certain loss and credit carryforwards.

As of May 31, 2013, we have foreign net operating loss deferred tax assets amounting to $292.7 million. The majority of these losses relates to our subsidiary operations in the Netherlands, Germany, UK, Brazil, Canada, France, Austria, Sweden, and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $50.7 million, the majority of which relates to our subsidiary operations in the UK and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net decrease (including the impact of ASC 740-10) of $119.2 million to our valuation allowance in fiscal 2013, a net increase of $69.9 million in fiscal 2012 and a net increase of $78.0 million in 2011, respectively. The valuation allowance and the change therein as of May 31, 2013 and 2012 primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

Deferred taxes have not been recognized for the excess of the amount for financial reporting over the tax basis of the investment in each of our foreign subsidiaries because the undistributed earnings of each of our foreign subsidiaries are considered permanently reinvested. Therefore, these basis differences are not expected to reverse in the foreseeable future. It is not practicable to calculate the amount of the unrecognized deferred tax liability which would result if these basis differences reversed due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

The Company’s Philippines subsidiary is a registered enterprise with the Philippines Economic Zone Authority (PEZA) under a non-pioneer status. As such the subsidiary has received an income tax holiday since December 2006 which expired in April 2013. In the years ended May 31, 2013 and 2012, the Company recognized no tax benefit and a $1.2 million tax benefit, respectively, from such status.

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that is effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2013, the Company made cash payments of $9.5 million to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

Our income tax returns are routinely audited by taxing authorities and provisions are routinely made in our financial statements in anticipation of the results of these audits. The amount of these tax liabilities may be revised in future periods if estimates of our ultimate liability are revised.

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, May 31, 2010	$198.5
Additions based on tax positions related to current year	41.8
Additions based on tax positions related to prior years	4.9
Reductions based on tax positions related to prior years	(22.6)
Reductions related to settlements	(6.7)
Reductions related to lapses in statute	(11.8)
Additions/(reductions) due to changes in foreign exchange rates	17.7

Balance, May 31, 2011	221.8
Additions based on Lawson acquisition	12.7
Additions based on tax positions related to current year	41.0
Additions based on tax positions related to prior years	8.1
Reductions based on tax positions related to prior years	(12.6)
Reductions related to settlements	(29.1)
Reductions related to lapses in statute	(29.5)
Additions/(reductions) due to changes in foreign exchange rates	(17.6)
Other	(1.6)

Balance, May 31, 2012	193.2
Additions based on tax positions related to current year	12.1
Additions based on tax positions related to prior years	9.7
Reductions based on tax positions related to prior years	(8.8)
Reductions related to settlements	(1.0)
Reductions related to lapses in statute	(19.0)
Additions/(reductions) due to changes in foreign exchange rates	1.2
Other	(1.0)

Balance, May 31, 2013	$186.4

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at May 31, 2013, 2012 and 2011 by $86.9 million, $93.7 million and $109.4 million, respectively. During the upcoming twelve months ending May 31, 2014, we expect that approximately $27.6 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in the various jurisdictions.

We classify interest on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at May 31, 2013 and 2012 was $20.2 million and $16.7 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for the year ended May 31, 2013, 2012 and 2011 net of income tax benefits was an expense of $2.4 million, an expense of $3.1 million and a benefit of $1.4 million, respectively. The 2011 benefit was due to the expiration of the statute of limitations in the various jurisdictions.

We classify penalties on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at May 31, 2013 and 2012 was $6.3 million and $5.9 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for the year ended May 31, 2013, 2012 and 2011 was a benefit of $0.4 million, a benefit of $2.0 million and a benefit of $0.9 million, respectively. The fiscal 2013, 2012 and 2011 benefits were due to the expiration of the statute of limitations in the various jurisdictions.

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

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2017. We are generally no longer subject to tax examination internationally for years prior to fiscal year 2007. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

19.	Retirement Plans

Defined Contribution Plans

We sponsor a 401(k) plan for all eligible employees in the U.S. Under this 401(k) plan, employees can generally make pre-tax contributions of up to the lesser of a maximum of 75.0% of their eligible compensation or the section 402(g) limit as defined by the Internal Revenue Service.

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $8.0 million, $5.5 million and $2.4 million in fiscal 2013, 2012 and 2011, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in fiscal 2012 and prior years. The most significant of these defined benefit plans are in the U.S., United Kingdom, France, and Germany. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S. and United Kingdom have been frozen with no further benefits accruing. As of May 31, 2013, these plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of May 31, 2013 and 2012, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in benefit obligation

	May 31,
(in millions)	2013	2012

Benefit obligation, beginning of fiscal year	$86.4	$72.4
Benefit obligation assumed in acquisition	0.4	8.8
Service cost	1.1	0.8
Interest cost	3.6	3.9
Plan participants contribution	0.1	0.1
Actuarial loss (gain)	4.6	7.3
Benefits payments	(3.1)	(1.4)
Assumption changes	0.5	1.3
Curtailment/settlement	(1.0)	(0.9)
Currency translation adjustment	0.1	(5.9)

Benefit obligation, end of fiscal year	$92.7	$86.4

Accumulated benefit obligation, end of fiscal year	$90.3	$83.3

Change in plan assets

	May 31,
(in millions)	2013	2012

Fair value of plan assets, beginning of fiscal year	$51.4	$46.5
Fair value of plan assets acquired	—	5.8
Actual return on plan assets	9.6	0.2
Employer contribution	2.8	3.2
Plan participants contribution	0.1	0.1
Benefits payments	(2.7)	(1.0)
Settlements	(0.5)	(0.8)
Currency translation adjustment	(0.5)	(2.6)

Fair value of plan assets, end of fiscal year	$60.2	$51.4

Funded status, end of fiscal year	$32.5	$35.0

Amounts recognized in the consolidated balance sheets

	May 31,
(in millions)	2013	2012

Current liability	$1.5	$1.5
Non-current liability	31.0	33.5

Total	$32.5	$35.0

Amounts recognized in accumulated other comprehensive income

	Year Ended May 31,
(in millions)	2013	2012	2011

Net actuarial gain	$6.4	$10.7	$0.8
Prior service cost	1.6	2.0	2.2
Tax	0.9	(2.2)	(0.4)

Total amounts recognized in accumulated other comprehensive income	$8.9	$10.5	$2.6

Components of net periodic pension cost

	Year Ended May 31,
(in millions)	2013	2012	2011

Service cost	$1.1	$0.8	$0.4
Interest cost	3.6	3.9	3.9
Amortization of prior service cost	0.2	0.2	0.2
Amortization of gain	0.3	—	0.1
Expected return on plan assets	(2.9)	(3.0)	(2.5)
Curtailment/settlement	—	—	(0.3)

Net periodic pension cost	$2.3	$1.9	$1.8

Other changes in plan assets and benefit obligations recognized in other comprehensive income

	Year Ended May 31,
(in millions)	2013	2012	2011

Net loss (gain)	$(4.3)	$10.0	$(6.7)
Prior service cost	(0.6)	(0.5)	(0.2)
Amortization of prior service cost	0.2	0.2	0.2
Tax	3.1	(1.8)	1.8

Total recognized in other comprehensive income	$(1.6)	$7.9	$(4.9)

Total recognized in net periodic benefit costs and other comprehensive income	$0.7	$9.8	$(3.1)

The accumulated benefit obligation exceeds the fair value of the plan assets for all of our defined benefit plans.

The fair value of defined benefit plans assets, which are recorded net as a component of other long-term liabilities, as of May 31, 2013 and 2012 were as follows:

	May 31, 2013
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$35.1	$—	$35.1
Debt securities	—	16.7	—	16.7
Other	0.6	7.8	—	8.4

Total	$0.6	$59.6	$—	$60.2

	May 31, 2012
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$28.3	$—	$28.3
Debt securities	—	14.9	—	14.9
Other	0.3	7.9	—	8.2

Total	$0.3	$51.1	$—	$51.4

Pension plan assets relate to defined benefit pension plans which cover certain employees primarily in the U.S., United Kingdom, Germany, Switzerland and France and include investments held in equity and debt index funds. The fair value of investments held in these funds is based on the fair value of the underlying securities within the fund. The pension plan assets are reflected in either other assets or other liabilities on our Consolidated Balance Sheets depending on whether the related plan is over-funded or under-funded, respectively. Our pension plan assets are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.

Estimated amortization to be recognized as part of net periodic pension cost in fiscal 2014 is as follows:

(in millions)
Net actuarial loss	$0.5
Prior service cost	$0.2

Generally, the discount rates used to determine benefit obligations are determined as of May 31, the measurement date, by considering various current yield curves representing high quality, long-term fixed income instruments, the duration of which are consistent with the duration of the applicable plan liabilities. The long-term expected rate of return for each asset class is based upon actual historical returns and future expectations for returns for each asset class. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The assets of the plans are held in cash, equities and bonds. These assets are reported at fair market value using Level 2 measurements within the fair value hierarchy as discussed in Note 5, Fair Value. The assumptions used to determine benefit obligations for our pension plans were as follows:

Weighted-average assumptions used to determine benefit obligations

	May 31,
	2013	2012	2011
Projected benefit obligation
Discount rate	4.1%	4.4%	5.0%
Rate of compensation increase	3.8%	3.0%	2.8%
Net periodic benefit cost
Discount rate	4.2%	5.1%	5.0%
Expected rate of return on plan assets	5.6%	6.2%	6.3%
Rate of compensation increase	3.7%	3.0%	2.8%

Investment Policy

Our investment strategy for our plan assets is to seek a competitive rate of return relative to an appropriate level of risk. The investments are held in equity and debt index funds. Investments held in these funds are based on the fair value of the underlying securities within the fund, which represents the net asset value, a practical expedient to fair value, of the units held by the pension plan at year end. The asset allocations for our pension plans by asset category are as follows:

	Target Allocation Fiscal 2014	Percentage of Plan Assets at May 31, 2013

Equity securities	58.3%	58.3%
Debt instruments	27.7%	27.7%
Other	14.0%	14.0%

Future Contributions

We made contributions to our defined benefit pension plans of $2.8 million, $3.2 million and $2.0 million in fiscal 2013, 2012 and 2011, respectively. We expect to contribute approximately $3.3 million to our defined benefit plans during fiscal 2014.

Future Benefit Payments

As of May 31, 2013, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)

Fiscal 2014	$1.6
Fiscal 2015	1.5
Fiscal 2016	1.6
Fiscal 2017	1.6
Fiscal 2018	2.2
Fiscal 2019 through 2023	10.9

Total	$19.4

20.	Segment and Geographic Information

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

The measure that we use to assess our reportable segment’s operating performance is sales margin. Reportable segment sales margin includes segment revenues net of direct controllable costs. Segment revenues include adjustments to increase revenues that would have been recognized if we had not adjusted certain deferred revenue balances related to acquisitions to their fair values at the time of the acquisition as required by GAAP. Segment costs represent those cost of resources dedicated to each segment, direct sales costs, and allocation of certain operating expenses. Segment costs exclude any allocation of depreciation and amortization related to our acquired intangible assets or restructuring costs.

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our Consolidated Financial Statements. We do not assess or report assets or capital expenditures by reportable segment. For disclosure of goodwill by reportable segment see Note 4, Goodwill.

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2013
Revenues	$531.6	$1,442.7	$763.5	$2,737.8
Cost of revenues	77.3	254.2	590.2	921.7
Direct sales costs	379.4	—	—	379.4

Sales margin	$74.9	$1,188.5	$173.3	$1,436.7

Sales margin %	14.1%	82.4%	22.7%	52.5%

Fiscal 2012
Revenues	$530.8	$1,407.0	$757.8	$2,695.6
Cost of revenues	83.6	258.5	597.5	939.6
Direct sales costs	362.0	—	—	362.0

Sales margin	$85.2	$1,148.5	$160.3	$1,394.0

Sales margin %	16.1%	81.6%	21.2%	51.7%

Fiscal 2011
Revenues	$370.0	$996.0	$510.1	$1,876.1
Cost of revenues	60.9	204.0	384.0	648.9
Direct sales costs	279.0	—	—	279.0

Sales margin	$30.1	$792.0	$126.1	$948.2

Sales margin %	8.1%	79.5%	24.7%	50.5%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Year Ended May 31,
(in millions)	2013	2012	2011
Reportable segment revenues	$2,737.8	$2,695.6	$1,876.1
Purchase accounting revenue adjustments (1)	(19.8)	(154.9)	(2.4)

Total revenues	$2,718.0	$2,540.7	$1,873.7

Reportable segment sales margin	$1,436.7	$1,394.0	$948.2
Other unallocated costs and operating expenses (2)	685.3	866.1	462.3
Amortization of intangible assets and depreciation	275.7	323.6	237.3
Restructuring	10.2	67.8	14.9

Income from operations	465.5	136.5	233.7
Total other expense, net	519.1	462.8	424.9

Loss before income tax benefit	$(53.6)	$(326.3)	$(191.2)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2013
Software license fees and subscriptions	$307.8	$160.4	$49.9	$518.1
Product updates and support fees	883.8	433.4	124.0	1,441.2

Software revenues	1,191.6	593.8	173.9	1,959.3
Consulting services and other fees	354.5	328.7	75.5	758.7

Total revenues	$1,546.1	$922.5	$249.4	$2,718.0

Fiscal 2012
Software license fees and subscriptions	$286.9	$161.7	$56.7	$505.3
Product updates and support fees	756.4	411.6	116.4	1,284.4

Software revenues	1,043.3	573.3	173.1	1,789.7
Consulting services and other fees	345.3	329.0	76.7	751.0

Total revenues	$1,388.6	$902.3	$249.8	$2,540.7

Fiscal 2011
Software license fees and subscriptions	$197.9	$124.7	$45.3	$367.9
Product updates and support fees	572.3	326.7	96.8	995.8

Software revenues	770.2	451.4	142.1	1,363.7
Consulting services and other fees	209.4	247.4	53.2	510.0

Total revenues	$979.6	$698.8	$195.3	$1,873.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
May 31, 2013	$42.9	$25.0	$3.4	$71.3
May 31, 2012	$35.2	$24.7	$3.4	$63.3

The following table sets forth our revenues by country for the periods indicated:

(in millions)	Year Ended May 31,
Revenues	2013	2012	2011

United States	$1,334.4	$1,214.4	$870.2
Germany	203.1	207.8	196.5
United Kingdom	177.2	197.8	191.0
All other countries	1,003.3	920.7	616.0

Total revenues	$2,718.0	$2,540.7	$1,873.7

Revenues attributable to the U.S., our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	May 31,
Long-Lived Tangible Assets	2013	2012

United States	$42.1	$34.6
Germany	9.7	8.3
United Kingdom	6.2	6.3
All other countries	13.3	14.1

Total long-lived tangible assets	$71.3	$63.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

21.	Related Party Transactions

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

Golden Gate Capital

During fiscal 2013, 2012 and 2011, we recognized as a component of general and administrative expenses in our Consolidated Statement of Operations $5.6 million, $9.4 million, and $6.9 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At May 31, 2013, $0.3 million of the fees remained unpaid. We capitalized as deferred financing fees $12.2 million and $1.0 million during fiscal 2012 and 2011, respectively, for fees and expenses paid to Golden Gate Capital in connection with acquisitions and debt refinancing. In addition, we paid and expensed buyer transaction fees of $12.7 million to Golden Gate Capital in connection with our acquisition of Lawson in fiscal 2012. We did not capitalize or expense any similar fees in fiscal 2013.

In the normal course of business, we may sell products and services to, or purchase products and services from, companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $2.5 million, $2.2 million and $1.3 million in fiscal 2013, 2012 and 2011, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.1 million and $0.9 million in fiscal 2013 and 2012, respectively. Such amounts were minimal in fiscal 2011.

Summit Partners

During fiscal 2013 and 2012, we recognized as a component of general and administrative expenses in our Consolidated Statement of Operations $1.8 million and $0.5 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At May 31, 2013, all of these fees were paid. We capitalized as deferred financing fees $1.0 million during fiscal 2012 for fees and expenses paid to Summit Partners in connection with our debt refinancing and expensed an additional $4.1 million. We did not capitalize or expense any similar fees in fiscal 2013. We had no sales to companies owned by Summit Partners in fiscal 2013 or 2012. We made payments to companies owned by Summit partners of approximately $0.1 million in fiscal 2013 and no payments in fiscal 2012.

Due to/from Affiliate

Infor, through certain of our subsidiaries, had loans outstanding to Lux Bond Co. These loans originated through various financing activities of Infor. These affiliate loans bore interest at a rate of LIBOR plus 8.0% per annum. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. For fiscal 2012 and 2011, we recorded interest expense related to the affiliate loans of $17.6 million and $19.6 million, respectively, with no interest expense recorded in fiscal 2013.

In addition, Infor, through certain of our subsidiaries, had receivables from Lux Bond Co of $30.1 million and $21.4 million as of May 31, 2013 and 2012, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co debt and are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets. In fiscal 2013 we funded quarterly interest payments totaling $18.2 million that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. Any future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co. During the third quarter of fiscal 2013, we reclassified our affiliate receivables with Lux Bond Co from other assets to receivable from stockholders on our Consolidated Balance Sheets. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for further details.

22.	Supplemental Guarantor Financial Information

The 9.375%, 10.0% and 11.5% senior notes issued by Infor (US), Inc. are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 12, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of May 31, 2013 and 2012, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for our fiscal years ended May 31, 2013, 2012 and 2011.

During the third quarter of fiscal 2013, we restructured certain of our legal entities which altered the make-up of our Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. As a result of this reorganization of our legal structure, all financial information set forth below as of and for the periods ended May 31, 2013, and all prior periods presented have been retrospectively adjusted to, reflect our current organizational structure.

During the third quarter of fiscal 2013, we reclassified our affiliate receivables with Lux Bond Co from other assets to receivable from stockholders on our Consolidated Balance Sheets. This reclassification is reflected in the Subsidiary Issuer column in the applicable tables below. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for further details.

During the fourth quarter of fiscal 2013, we revised to correctly present as current, certain affiliate receivables and payables in the supplemental guarantor financial information presented below as of May 31, 2012, that were previously presented as long term. These amounts are reflected in the line items Affiliate receivable and Affiliate payable on the Condensed Consolidating Balance Sheets under Current Assets and Current Liabilities. There was no impact on our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. As permitted by applicable accounting guidance, we have presented revised financial information for the year ended May 31, 2012.

Condensed Consolidating Balance Sheets

	May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$89.5	$—	$332.4	$—	$421.9
Accounts receivable, net	—	161.3	6.2	239.7	—	407.2
Prepaid expenses	—	51.2	15.4	41.9	—	108.5
Income tax receivable	0.1	15.8	0.5	16.1	—	32.5
Other current assets	—	2.1	0.4	16.1	—	18.6
Affiliate receivable	—	314.7	222.1	47.3	(584.1)	—
Deferred tax assets	—	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	653.5	247.4	710.0	(584.2)	1,026.8
Property and equipment, net	—	24.6	17.5	29.2	—	71.3
Intangible assets, net	—	682.0	13.2	392.5	—	1,087.7
Goodwill	—	2,240.6	62.7	1,836.5	—	4,139.8
Deferred tax assets	0.2	—	5.8	87.8	(6.0)	87.8
Other assets	—	7.0	10.5	19.1	—	36.6
Deferred financing fees, net	—	141.1	—	—	—	141.1
Affiliate receivable	—	1,049.0	11.0	119.0	(1,179.0)	—
Investment in subsidiaries	—	1,404.8	—	—	(1,404.8)	—

Total assets	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$19.0	$—	$21.6	$—	$40.6
Income taxes payable	—	0.3	—	28.4	—	28.7
Accrued expenses	—	150.2	30.0	186.2	—	366.4
Deferred tax liabilities	0.1	—	—	4.3	(0.1)	4.3
Deferred revenue	—	552.2	13.6	361.9	—	927.7
Affiliate payable	29.4	258.1	193.2	103.4	(584.1)	—
Current portion of long-term obligations	—	91.2	—	—	—	91.2

Total current liabilities	29.5	1,071.0	236.8	705.8	(584.2)	1,458.9
Long-term debt	—	5,232.9	—	—	—	5,232.9
Deferred tax liabilities	—	186.1	—	50.9	(6.0)	231.0
Affiliate payable	58.3	119.8	0.4	1,000.5	(1,179.0)	—
Other long-term liabilities	—	69.2	11.5	151.5	—	232.2
Losses in excess of investment in subsidiaries	476.4	—	—	—	(476.4)	—

Total liabilities	564.2	6,679.0	248.7	1,908.7	(2,245.6)	7,155.0
Total stockholders’ equity (deficit)	(563.9)	(476.4)	119.4	1,285.4	(928.4)	(563.9)

Total liabilities and stockholders’ deficit	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

	May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$164.4	$—	$220.0	$—	$384.4
Accounts receivable, net	—	159.1	18.0	235.5	—	412.6
Prepaid expenses	—	49.4	12.3	38.4	—	100.1
Income tax receivable	0.4	23.5	0.6	11.5	—	36.0
Other current assets	—	2.4	—	18.3	—	20.7
Affiliate receivable	0.5	202.0	29.8	282.7	(515.0)	—
Deferred tax assets	—	—	7.2	11.4	(7.2)	11.4

Total current assets	0.9	600.8	67.9	817.8	(522.2)	965.2
Property and equipment, net	—	24.9	9.7	28.7	—	63.3
Intangible assets, net	—	793.9	22.8	440.6	—	1,257.3
Goodwill	—	2,183.0	62.7	1,765.7	—	4,011.4
Deferred tax assets	0.3	—	—	75.3	(0.4)	75.2
Other assets	—	3.9	5.5	13.7	—	23.1
Deferred financing fees, net	—	138.2	—	—	—	138.2
Affiliate receivable	—	1,317.3	11.3	120.2	(1,448.8)	—
Investment in subsidiaries	—	1,140.8	—	—	(1,140.8)	—

Total assets	$1.2	$6,202.8	$179.9	$3,262.0	$(3,112.2)	$6,533.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$12.7	$10.6	$26.2	$—	$49.5
Income taxes payable	—	—	—	18.7	—	18.7
Accrued expenses	—	185.7	38.0	210.8	—	434.5
Deferred tax liabilities	—	43.6	—	9.4	(7.2)	45.8
Deferred revenue	—	490.6	15.3	346.0	—	851.9
Affiliate payable	29.7	351.0	13.4	120.9	(515.0)	—
Current portion of long-term obligations	—	90.8	—	—	—	90.8

Total current liabilities	29.7	1,174.4	77.3	732.0	(522.2)	1,491.2
Long-term debt	—	5,267.8	—	—	—	5,267.8
Deferred tax liabilities	—	125.7	7.6	47.0	(0.5)	179.8
Affiliate payable	58.8	112.3	8.7	1,269.0	(1,448.8)	—
Other long-term liabilities	—	55.8	8.0	151.5	0.1	215.4
Losses in excess of investment in subsidiaries	533.2	—	—	—	(533.2)	—

Total liabilities	621.7	6,736.0	101.6	2,199.5	(2,504.6)	7,154.2
Total stockholders’ equity (deficit)	(620.5)	(533.2)	78.3	1,062.5	(607.6)	(620.5)

Total liabilities and stockholders’ deficit	$1.2	$6,202.8	$179.9	$3,262.0	$(3,112.2)	$6,533.7

Condensed Consolidating Statements of Operations

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$275.1	$8.6	$234.4	$—	$518.1
Product updates and support fees	—	792.6	27.7	620.9	—	1,441.2

Software revenues	—	1,067.7	36.3	855.3	—	1,959.3
Consulting services and other fees	—	285.6	18.1	455.0	—	758.7

Total revenues	—	1,353.3	54.4	1,310.3	—	2,718.0

Operating expenses:
Cost of software license fees and subscriptions	—	45.9	6.8	33.4	0.3	86.4
Cost of product updates and support fees	—	122.4	2.5	124.8	4.5	254.2
Cost of consulting services and other fees	—	218.5	10.1	351.6	8.3	588.5
Sales and marketing	—	213.5	28.8	212.3	5.6	460.2
Research and development	—	180.9	2.4	160.0	8.6	351.9
General and administrative	—	41.1	106.7	89.9	(27.3)	210.4
Amortization of intangible assets and depreciation	—	155.7	15.4	104.6	—	275.7
Restructuring costs	—	4.2	0.3	5.7	—	10.2
Acquisition related and other costs	—	11.9	3.6	(0.5)	—	15.0
Affiliate (income) expense, net	—	142.8	(150.1)	7.3	—	—

Total operating expenses	—	1,136.9	26.5	1,089.1	—	2,252.5

Income from operations	—	216.4	27.9	221.2	—	465.5

Other expense, net:
Interest expense, net	—	417.8	0.1	0.2	—	418.1
Affiliate interest (income) expense, net	—	(72.6)	(0.2)	72.8	—	—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	8.6	0.3	90.3	—	99.2

Total other expense, net	—	355.6	0.2	163.3	—	519.1

Income (loss) before income tax	—	(139.2)	27.7	57.9	—	(53.6)
Income tax provision (benefit)	0.1	14.3	(9.1)	17.3	—	22.6
Equity in (earnings) loss of subsidiaries	76.1	(77.4)	—	—	1.3	—

Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$261.8	$5.2	$241.8	$(3.5)	$505.3
Product updates and support fees	—	666.6	28.0	589.8	—	1,284.4

Software revenues	—	928.4	33.2	831.6	(3.5)	1,789.7
Consulting services and other fees	—	288.9	26.4	452.1	(16.4)	751.0

Total revenues	—	1,217.3	59.6	1,283.7	(19.9)	2,540.7

Operating expenses:
Cost of software license fees and subscriptions	—	54.4	4.5	35.5	(4.3)	90.1
Cost of product updates and support fees	—	121.0	2.2	131.9	3.4	258.5
Cost of consulting services and other fees	—	208.7	19.2	368.2	(2.2)	593.9
Sales and marketing	—	203.2	15.4	215.6	4.5	438.7
Research and development	—	166.9	3.4	145.4	6.6	322.3
General and administrative	—	65.0	94.1	102.2	(27.9)	233.4
Amortization of intangible assets and depreciation	—	174.9	17.7	131.0	—	323.6
Restructuring costs	—	29.0	0.5	38.3	—	67.8
Acquisition related and other costs	—	50.7	24.1	1.1	—	75.9
Affiliate (income) expense, net	—	168.8	(124.2)	(44.6)	—	—

Total operating expenses	—	1,242.6	56.9	1,124.6	(19.9)	2,404.2

Income from operations	—	(25.3)	2.7	159.1	—	136.5

Other expense, net:
Interest expense, net	0.7	364.6	—	102.1	—	467.4
Affiliate interest (income) expense, net	3.2	(3.3)	(1.6)	1.7	—	—
Loss on extinguishment of debt	2.9	98.7	—	5.5	—	107.1
Other (income) expense, net	—	(63.9)	(0.6)	(47.2)	—	(111.7)

Total other expense, net	6.8	396.1	(2.2)	62.1	—	462.8

Income (loss) before income tax	(6.8)	(421.4)	4.9	97.0	—	(326.3)
Income tax provision (benefit)	0.6	(40.4)	(6.3)	29.8	—	(16.3)
Equity in (earnings) loss of subsidiaries	302.6	(78.4)	—	—	(224.2)	—

Net income (loss)	$(310.0)	$(302.6)	$11.2	$67.2	$224.2	$(310.0)

	Year Ended May 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$159.8	$12.9	$197.5	$(2.3)	$367.9
Product updates and support fees	—	491.8	28.2	475.8	—	995.8

Software revenues	—	651.6	41.1	673.3	(2.3)	1,363.7
Consulting services and other fees	—	166.2	17.9	330.3	(4.4)	510.0

Total revenues	—	817.8	59.0	1,003.6	(6.7)	1,873.7

Operating expenses:
Cost of software license fees and subscriptions	—	35.6	4.1	28.0	(2.1)	65.6
Cost of product updates and support fees	—	90.3	2.6	106.8	4.3	204.0
Cost of consulting services and other fees	—	114.8	14.1	256.2	(1.1)	384.0
Sales and marketing	—	131.6	13.7	184.7	5.1	335.1
Research and development	—	108.5	1.2	91.3	6.4	207.4
General and administrative	—	12.5	97.5	94.8	(19.3)	185.5
Amortization of intangible assets and depreciation	—	99.9	21.4	116.0	—	237.3
Restructuring costs	—	2.7	(1.5)	13.7	—	14.9
Acquisition related and other costs	—	6.2	—	—	—	6.2
Affiliate (income) expense, net	—	84.6	(118.9)	34.3	—	—

Total operating expenses	—	686.7	34.2	925.8	(6.7)	1,640.0

Income from operations	—	131.1	24.8	77.8	—	233.7

Other expense, net:
Interest expense, net	7.1	191.3	—	115.6	—	314.0
Affiliate interest (income) expense, net	(0.1)	9.7	(0.1)	(9.5)		—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	226.7	0.9	(116.7)	—	110.9

Total other expense, net	7.0	427.7	0.8	(10.6)	—	424.9

Income (loss) before income tax	(7.0)	(296.6)	24.0	88.4	—	(191.2)
Income tax provision (benefit)	—	(55.4)	(2.4)	7.0	—	(50.8)
Equity in loss (earnings) of subsidiaries	133.4	(107.8)	—	—	(25.6)	—

Net income (loss)	$(140.4)	$(133.4)	$26.4	$81.4	$25.6	$(140.4)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	0.1	—	1.5	—	1.6

Total other comprehensive income (loss)	—	0.1	—	128.0	—	128.1

Comprehensive income (loss)	$(76.2)	$(76.0)	$36.8	$168.6	$(1.3)	$51.9

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(310.0)	$(302.6)	$11.2	$67.2	$224.2	$(310.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(248.2)	—	(248.2)
Defined benefit plan funding status, net of tax	—	(0.3)	—	(7.6)	—	(7.9)

Total other comprehensive income (loss)	—	(0.3)	—	(255.8)	—	(256.1)

Comprehensive income (loss)	$(310.0)	$(302.9)	$11.2	$(188.6)	$224.2	$(566.1)

	Year Ended May 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(140.4)	$(133.4)	$26.4	$81.4	$25.6	$(140.4)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	98.4	—	98.4
Defined benefit plan funding status, net of tax	—	—	—	4.9	—	4.9

Total other comprehensive income (loss)	—	—	—	103.3	—	103.3

Comprehensive income (loss)	$(140.4)	$(133.4)	$26.4	$184.7	$25.6	$(37.1)

Condensed Consolidating Statements of Cash Flows

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$—	$(67.7)	$22.9	$327.2	$—	$282.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(51.0)	—	(55.0)	—	(106.0)
Change in restricted cash	—	—	—	2.2	—	2.2
Purchases of property, equipment and software	—	(14.8)	(14.5)	(6.7)	—	(36.0)

Net cash used in investing activities	—	(65.8)	(14.5)	(59.5)	—	(139.8)

Cash flows from financing activities:
Loans to stockholders	—	(8.7)	—	—	—	(8.7)
Payments on capital lease obligations	—	(0.1)	(0.3)	(1.1)	—	(1.5)
Proceeds from issuance of debt	—	2,778.9	—	—	—	2,778.9
Payments on long-term debt	—	(2,847.2)	—	—	—	(2,847.2)
(Payments) proceeds from affiliate within group	—	163.3	(8.0)	(155.3)	—	—
Deferred financing fees	—	(27.6)	—	—	—	(27.6)
Other	—	—	(0.1)	(0.4)	—	(0.5)

Net cash provided by (used in) financing activities	—	58.6	(8.4)	(156.8)	—	(106.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.5	—	1.5

Net increase (decrease) in cash and cash equivalents	—	(74.9)	—	112.4	—	37.5
Cash and cash equivalents at the beginning of the period	—	164.4	—	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$89.5	$—	$332.4	$—	$421.9

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$—	$33.6	$0.4	$124.2	$—	$158.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,482.2)	(29.3)	—	—	—	(1,511.5)
Change in restricted cash	—	4.0	—	(4.2)	—	(0.2)
Purchases of property, equipment and software	—	(8.6)	(6.0)	(6.9)	—	(21.5)

Net cash used in investing activities	(1,482.2)	(33.9)	(6.0)	(11.1)	—	(1,533.2)

Cash flows from financing activities:
Proceeds from issuance of stock	807.5	—	—	—	—	807.5
Proceeds from repayment of stockholder loans	5.2	—	—	—	—	5.2
Loans to stockholders	—	(7.6)	—	—	—	(7.6)
Payments on capital lease obligations	—	—	—	(1.0)	—	(1.0)
Proceeds from issuance of debt	—	6,796.9	—	120.0	—	6,916.9
Payments on long-term debt	(55.5)	(4,564.1)	—	(1,464.5)	—	(6,084.1)
(Payments) proceeds from affiliate within group	725.0	(1,907.7)	3.2	1,179.5	—	—
Deferred financing fees	—	(186.6)	—	(6.1)	—	(192.7)

Net cash provided by (used in) financing activities	1,482.2	130.9	3.2	(172.1)	—	1,444.2

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21.8)	—	(21.8)

Net increase (decrease) in cash and cash equivalents	—	130.6	(2.4)	(80.8)	—	47.4
Cash and cash equivalents at the beginning of the period	—	33.8	2.4	300.8	—	337.0

Cash and cash equivalents at the end of the period	$—	$164.4	$—	$220.0	$—	$384.4

	Year Ended May 31, 2011
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$—	$44.3	$3.4	$117.2	$—	$164.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1.0)	—	(24.6)	—	(25.6)
Change in restricted cash	—	0.3	—	(1.7)	—	(1.4)
Purchases of property, equipment and software	—	(3.6)	(3.8)	(4.5)	—	(11.9)

Net cash used in investing activities	—	(4.3)	(3.8)	(30.8)	—	(38.9)

Cash flows from financing activities:
Dividends paid	—	—	—	(40.0)	—	(40.0)
Proceeds from repayment of stockholder loans	3.2	—	—	—	—	3.2
Payments on capital lease obligations	—	(0.4)	(0.1)	(0.5)	—	(1.0)
Proceeds from issuance of debt	—	—	—	23.2	—	23.2
Payments on long-term debt	(3.5)	(33.4)	—	(9.4)	—	(46.3)
(Payments) proceeds from affiliate within group	0.3	(0.3)	—	—	—	—
Deferred financing fees	—	—	—	(2.0)	—	(2.0)
Other	—	—	—	(1.3)	—	(1.3)

Net cash provided by (used in) financing activities	—	(34.1)	(0.1)	(30.0)	—	(64.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	28.8	—	28.8

Net increase in cash and cash equivalents	—	5.9	(0.5)	85.2	—	90.6
Cash and cash equivalents at the beginning of the period	—	27.9	2.9	215.6	—	246.4

Cash and cash equivalents at the end of the period	$—	$33.8	$2.4	$300.8	$—	$337.0

23.	Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2013 and 2012 prepared on a basis consistent with our audited consolidated financial statements. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	August 31, 2012	November 30, 2012	February 28, 2013	May 31, 2013
Fiscal 2013
Total revenues	$631.8	$682.5	$663.4	$740.3
Restructuring costs	$5.5	$4.1	$(2.1)	$2.7
Acquisition related and other costs	$1.9	$12.7	$1.3	$(0.9)
All other operating expenses	$524.3	$552.5	$553.8	$596.7
Operating income	$100.1	$113.2	$110.4	$141.8
Net income (loss)	$(33.3)	$(22.7)	$(72.8)	$52.6

	Quarter Ended
(in millions)	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012
Fiscal 2012
Total revenues	$561.3	$640.9	$644.7	$693.8
Restructuring costs	$40.9	$11.5	$(0.1)	$15.5
Acquisition related and other costs	$12.4	$5.6	$5.4	$52.5
All other operating expenses	$500.9	$587.0	$566.4	$606.2
Operating income	$7.1	$36.8	$73.0	$19.6
Net loss	$(98.9)	$(47.9)	$(29.1)	$(134.1)

24.	Subsequent Events

Refinancing Amendment

Subsequent to year end, on June 3, 2013, we entered into the Second Amendment to the Credit Agreement dated as of April 5, 2012 (as amended), with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. The Second Amendment provides for the refinancing of all of the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan).

Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. The Tranche B-3 Term Loan matures on June 3, 2020, which is an extension of approximately three and a half years compared to the original Tranche B-1 Term Loan maturity date. Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.00% per annum, with a LIBOR floor of 1.00%. The Euro Tranche B Term Loan matures on June 3, 2020, which is an extension of approximately two years compared to the original Euro Term Loan maturity date.

Pursuant to the terms of the Credit Agreement, the Tranche B-3 Term Loan and Euro Tranche B Term Loan are guaranteed by Infor and certain of our domestic subsidiaries, and are secured by liens on substantially all of our assets and the assets the guarantors. The Second Amendment also amended the Credit Agreement to, among other things, limit the applicability of the financial maintenance covenant related to our total leverage ratio to the Revolver and then only for those fiscal quarters in which we have significant borrowings under our Revolver as of the last day of such fiscal quarter.

Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Infor (US), Inc.

3.2(1)	Second Amended and Restated By-Laws of Infor (US), Inc.

3.3(1)	Amended and Restated Certificate of Formation of EnRoute Emergency Systems LLC.

3.4(1)	Amended and Restated Limited Liability Company Agreement of EnRoute Emergency Systems LLC.

3.5(1)	Amended and Restated Articles of Incorporation of Hansen Information Technologies.

3.6(1)	Amended and Restated By-Laws of Hansen Information Technologies.

3.7(1)	Restated Articles of Organization of Infinium Software, Inc.

3.8(1)	Amended and Restated By-Laws of Infinium Software, Inc.

3.9(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.10(1)	Amended and Restated By-Laws of Infor, Inc.

3.11(1)	Certificate of Incorporation of Infor Enterprise Solutions Holdings, Inc.

3.12(1)	Amended and Restated By-Laws of Infor Enterprise Solutions Holdings, Inc.

3.13(1)	Certificate of Incorporation of Infor (GA), Inc.

3.14(1)	Amended and Restated By-Laws of Infor (GA), Inc.

3.15(1)	Restated Articles of Incorporation for Infor Global Solutions (Michigan), Inc.

3.16(1)	By-Laws of Infor Global Solutions (Michigan), Inc.

3.17(1)	Amended and Restated Certificate of Formation of Infor Restaurant Systems LLC.

3.18(1)	Amended and Restated Limited Liability Company Agreement of Infor Restaurant Systems LLC.

3.19(1)	Certificate of Incorporation of Seneca Acquisition Subsidiary Inc.

3.20(1)	Amended and Restated By-Laws of Seneca Acquisition Subsidiary Inc.

3.21(1)	Certificate of Incorporation of Trisyn Group, Inc.

4.1(1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2(1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3(1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4(1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5(1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6(1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7(1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.8(1)	Registration Rights Agreement, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and the initial purchasers named therein.

4.9(1)	Registration Rights Agreement Joinder, dated July 5, 2011, among Infor (US), Inc., the guarantors named therein, and the initial purchasers named therein.

4.10(1)	Registration Rights Agreement, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and the initial purchasers named therein.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3(2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

Number	Description

10.4(3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.5(3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.6(3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.7(3)	Employment Agreement, dated April 27, 2009, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Jay A. Hopkins.

10.8(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.9(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.10(3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.11(3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.12(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.13(3)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.14(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Kevin Samuelson.

10.15(3)	Resignation and Transition Letter Agreement, dated December 20, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Kevin Samuelson.

12.1(2)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(2)	Subsidiaries of Infor, Inc.

24.1(2)	Powers of Attorney (included on signature page)

31.1(2)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(2)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Jay Hopkins

32.1(2)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(2)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Jay Hopkins

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Consolidated Balance Sheets at May 31, 2013, and May 31, 2012,
ii.	Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011,
iii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2013, 2012 and 2011,
iv.	Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011. And
v.	Notes to Consolidated Financial Statements.
(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Filed herewith.
(3)	To be filed by amendment.