Form 10-K/A
period 2013-05-31
Infor, Inc.
filed 2013-08-29
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, which was filed with the U.S. Securities and Exchange Commission (the SEC) on August 2, 2013 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new Exhibits 31.1 and 31.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Original Filing and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

No changes or updates to the items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such items subsequent to the filing date of the Original Filing.

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries.

INFOR, INC.

FORM 10-K/A

(Amendment No.1)

FISCAL YEAR ENDED May 31, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names, ages, and current positions of the current executive officers and directors for Infor, Inc. are listed in the table below.

Name	Age	Position
Charles Phillips	53	Chief Executive Officer and Director
Jay Hopkins	42	Chief Financial Officer
Duncan Angove	46	Co-President, Product and Support
Stephan Scholl	42	Co-President, Global Field Operations
Pam Murphy	40	Chief Operating Officer
Jim Schaper	61	Executive Chairman of the Board of Directors
David Dominik	55	Director
Prescott Ashe	45	Director
Stewart Bloom	56	Director
C.J. Fitzgerald	46	Director

The following are the brief biographies of Infor, Inc.’s executive officers and directors:

Charles Phillips, Chief Executive Officer and Director

Mr. Phillips is our Chief Executive Officer and serves on our board of directors. Mr. Phillips has served on the board of managers of Softbrands Holdings, LLC since December 2011. Mr. Phillips also serves on the board of directors of Viacom. Prior to joining Infor, Mr. Phillips was President of Oracle Corporation and a member of its board of directors. Prior to his tenure at Oracle, Mr. Phillips was a Managing Director at Morgan Stanley. Mr. Phillips was also a Captain in the United States Marine Corps. Mr. Phillips has a B.S. in Computer Science from the United States Air Force Academy, a J.D. from New York Law School, and an M.B.A. from Hampton University. We believe Mr. Phillips’ qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry.

Jay Hopkins, Chief Financial Officer

Mr. Hopkins has served as our Interim Chief Financial Officer since January 2013 and as our Senior Vice President, Controller and Chief Accounting Officer from February 2009 to date. Before joining Infor, Mr. Hopkins served as Vice President and Controller at MicroStrategy, Inc. from January 2008 to January 2009. Prior to MicroStrategy, Inc., Mr. Hopkins served as Worldwide Controller at the Internet Security Systems Business Unit of IBM from October 2006 to December 2007, and Vice President, Corporate Controller, and Chief Accounting Officer at Internet Security Systems, Inc. from January 2006 to October 2006. Mr. Hopkins holds a Bachelor of Science degree in Commerce with a concentration in Accounting from the University of Virginia.

Duncan Angove, Co-President, Product and Support

Mr. Angove has served as our Co-President, Product and Support since December 2010. Mr. Angove also serves on the board of directors of 8thBridge, Inc. Prior to joining Infor, Mr. Angove was Senior Vice President of the Retail Global Business unit at Oracle Corporation, where he ran development, consulting, and sales and marketing and led Oracle to the number one market position in retail applications. Preceding his accomplishments at Oracle, Mr. Angove was a member of Retek’s executive management team, where he played a significant role in taking the company public. Mr. Angove has a B.A. from the London School of Economics and Political Science.

Stephan Scholl, Co-President, Global Field Operations

Mr. Scholl has served as our Co-President, Global Field Operations since April 2012, as the Chief Executive Officer of Lawson from September 2011 to April 2012 and as our Executive Vice President, Global Sales and Consulting from December 2010 to September 2011. Mr. Scholl has more than 15 years of experience in the technology industry (including 14 years at Oracle/PeopleSoft). Mr. Scholl was previously the General Manager of Oracle’s Tax and Utilities Global Business. In his role of General Manager, Mr. Scholl was responsible for sales, development, consulting, and marketing for the company’s Tax and Utilities vertical. From 2006 to 2009, Mr. Scholl ran Oracle’s North America Consulting Group, one of the company’s largest organizations. Prior to joining Oracle, Mr. Scholl held a number of consulting and sales management roles at PeopleSoft.

Pam Murphy, Chief Operating Officer

Ms. Murphy has served as our Chief Operating Officer since October 2011 and as our Senior Vice President of Operations from December 2010 to September 2011. Before joining Infor, Ms. Murphy spent 11 years at Oracle Corporation, where she was responsible for a wide range of operational and financial functions which included running Global Sales Operations, running Consulting Operations for Europe, Middle East and Africa, and running the Field Finance function for Oracle’s Global Business Units. Prior to joining Oracle, Ms. Murphy was with Andersen Consulting and Arthur Andersen where she provided strategy, direction and counsel to existing and potential clients. Ms. Murphy earned her business and accounting degree from the University of Cork, Ireland and is a Fellow of the Institute of Chartered Accountants.

Jim Schaper, Executive Chairman of the Board of Directors

Mr. Schaper has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Schaper has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Schaper also serves on the board of directors of BMC Software, Q2ebanking, USC Garnet Way Council, and the USC Educational Foundation. Mr. Schaper holds a B.A. in Journalism from The University of South Carolina. We believe Mr. Schaper’s qualifications to serve on our board of directors include his extensive experience in the business and financial services industry, strategic development, financial reporting and his knowledge gained from service on the boards of various other companies.

David Dominik, Director

Mr. Dominik has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Dominik has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik is also a member of the board of directors of Aspect Communications and Lantiq, and formerly served as a member of the board of directors of Express, Inc. and Micro Focus International plc. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structures; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Prescott Ashe, Director

Mr. Ashe has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Ashe has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Ashe is a Managing Director of Golden Gate Capital, a position he has held at the firm since its inception in 2000. Prior to joining Golden Gate Capital, Mr. Ashe served as a Principal at Bain Capital, which he initially joined in 1991. Mr. Ashe also serves on the board of directors of U.S. Silica Holdings, Inc., Aeroflex Holding Corp., Aspect Software Inc., and GXS Worldwide, Inc. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley. We believe Mr. Ashe’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry and his knowledge gained from service on the boards of various other companies.

Stewart Bloom, Director

Mr. Bloom has served as a member of our board of directors since April 2012. Mr. Bloom has served on the board of managers of Softbrands Holdings, LLC since July 2011. Mr. Bloom is the CEO of Aspect Software, where he has worked since August 2012, and has served as an independent advisor to Golden Gate Capital since July 2011. Prior to joining Aspect Software, Mr. Bloom served as the CEO of Escalate Retail from May 2005 through July 2011, and Vice President Technology Services, Americas for Capgemini from August 2001 through April 2005. Earlier qualifications include Senior Vice President for Mainspring and Partner for Ernst & Young Management Consulting. He serves on the board of Aspect Software. We believe Mr. Bloom’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and professional services industries and his knowledge gained from service on the boards of various other companies.

C.J. Fitzgerald, Director

Mr. Fitzgerald has served as a member of our board of directors since April 2012. Mr. Fitzgerald is a Managing Director of Summit Partners, L.P., which he joined in 2001. From 1997 to 2000, Mr. Fitzgerald served as Chief Executive Officer of North Systems, Inc., a software company. He also currently serves as a director of Ubiquiti Networks and of several privately held companies and previously served on the board of directors of Global Cash Access Holdings, Inc. from May 2004 to May 2010 and Visual Sciences, Inc. from May 2002 to January 2008. Mr. Fitzgerald holds a B.S. in Computer Science from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. We believe that Mr. Fitzgerald possesses specific attributes that qualify him to serve as a member of our board of directors and serve as a member of our audit committee, including his experience in the private equity and venture capital industries and as a director of public companies.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer and principal financial officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Information page of our website at www.infor.com/company/investor-information. Our website is not part of this Annual Report on Form 10–K. The code is reviewed annually by the Board of Directors of Infor, Inc. (the Board).

Board Committees

The Board is responsible for the general supervision and oversight of the affairs of the Company. In order to assist it in carrying out these duties, the Board has established and delegated certain authority to the following standing committees: the Audit Committee, the Nominating and Governance Committee and the Compensation Committee. Each of these committees operates under a charter that has been approved by the Board.

Audit Committee

The Company is not required to have a separately designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. However, the Board has established a separately–designated standing Audit Committee. The current members of the Audit Committee are Stewart Bloom, Prescott Ashe and C.J. Fitzgerald. The Board has determined that each of Messrs. Bloom, Ashe and Fitzgerald is an Audit Committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended (the Exchange Act). Messrs. Bloom and Ashe are employed by Golden Gate Capital and Mr. Fitzgerald by Summit Partners, and are therefore not independent.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (PCAOB) (United States) and to issue a report on those financial statements and a report on internal controls. The Audit Committee assists the Board in its oversight of our financial statements and its internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of Company’s independent auditor and monitoring the performance of Company’s internal audit function, (iii) hiring and firing our independent auditor and approving any non–audit work performed for us by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board.

Nominating and Governance Committee

The Board has established a separately–designated standing Nominating and Governance Committee. The current members of the Nominating and Governance Committee are C. James Schaper, Prescott Ashe, David Dominik and C.J. Fitzgerald. The Nominating and Governance Committee has the authority to (1) select, retain and terminate any search firm engaged to assist in identifying director candidates and (2) approve the fees and retention terms of such search firms. The Nominating and Governance Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Nominating and Governance Committee shall include: (1) recommend criteria for selection of directors; (2) recommend director candidates; (3) recommend committee members; (4) fill board and committee vacancies; (5) review committee structures; (6) review changed circumstances of directors; and (7) implement provisions of stockholders agreements.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures with respect to our current plans, considerations, expectations and determinations regarding compensation.

Executive Summary

The primary objectives of our executive compensation policies are to attract and retain talented executives to effectively manage and lead our Company. Through our executive compensation policies, we seek to align the level of our executive compensation with the achievement of our corporate objectives, thereby aligning the interests of our management with those of our equityholders.

The compensation of our named executive officers generally consists of base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. In addition, our named executive officers are eligible to receive severance or other benefits upon termination of their employment with us. In setting an individual executive officer’s initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual’s qualifications, as well as general market knowledge regarding executive compensation.

The discussion below explains our compensation decisions with respect to fiscal year 2013. Our named executive officers are Charles Phillips, Jay Hopkins, Duncan Angove, Stephan Scholl and Pam Murphy. We also disclose compensation for former officer Kevin Samuelson.

Role of Our Compensation Committee

We have recently established a Compensation Committee that will evaluate and determine the levels and forms of individual compensation for our named executive officers going forward. Under the terms of its charter, our Compensation Committee will review and either approve, on behalf of our board of directors, or recommends to our board of directors for approval, the annual salaries and other compensation for these executive officers, as well as individual equity incentive awards granted by Infor and certain of our affiliated companies from time to time. The Compensation Committee will consult with our management team (including the named executive officers) to develop and determine all components of our executive officer compensation, and will provide assistance and recommendations to our board of directors with respect to executive incentive-compensation plans, equity-based plans, compensation policies and practices for establishing appropriate executive compensation standards. The Compensation Committee will also assist with the administration of our compensation and benefit plans. Messrs. David Dominik, Prescott Ashe, C.J. Fitzgerald, and C. James Schaper serve on the Compensation Committee, with Mr. Dominik serving as the Committee’s Chairman. Prior to the establishment of the Compensation Committee, executive compensation was determined on the basis of market conditions through arms-length negotiations, which were conducted in close consultation with representatives of our principal stockholders and our Chief Executive Officer (except that our Chief Executive Officer did not participate with respect to establishing compensation standards for that office).

Compensation Determination Process

Our Compensation Committee will recommend to our board of directors (or, as applicable, the board of directors of the Infor entity that employs such individual, such approving body, the Board) the compensation package that applies for each of our named executive officers and in doing so, the Compensation Committee will solicit input from our Chief Executive Officer and certain representatives of our principal stockholders to assist the directors in determine the compensation (particularly base salary and annual cash incentive payments) of our named executive officers.

During fiscal 2013, the Compensation Committee retained the independent consulting firms of Compensia, Inc. and Radford, an AON Hewitt Company, to assist the committee with executive compensation planning. The Compensation Committee believes that input, analysis and advice from the compensation consultants helps ensure that our executives’ compensation is in line with our objectives. These compensation consultants provide the Compensation Committee with information about market trends, compensation practices at comparable companies, executive retention, and best practices for both cash and equity compensation.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation program, we consider the anticipated accounting and tax implications to us and our named executive officers. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Elements of Compensation

We generally deliver executive compensation through a combination of annual base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. We believe that this mix of elements is useful in achieving our primary compensation objectives. We do not target any particular form of compensation to encompass a majority of annual compensation provided to our executive officers.

Base Salary. Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other performance-based components of our executive compensation program. We believe that the base salary element is required to provide our named executive officers with a stable income stream that is commensurate with their responsibilities and competitive market conditions. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive, the increased/decreased duties of the executive and by significant changes in market conditions.

A summary of the base salary of our named executive officers is as follows:

•

Charles Phillips—We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000.

•

Jay Hopkins—We entered into an executive employment agreement with Jay Hopkins, dated effective as of April 27, 2009, which provides for an annual base salary of $290,000. In addition, on January 31, 2013, we entered into an employment agreement with Mr. Hopkins which provides for an additional $10,000 per month for so long as Mr. Hopkins serves as our interim Chief Financial Officer. Together, these agreements provide for a total annual base salary of $410,000.

•	Duncan Angove—We entered into an executive employment agreement with Duncan Angove, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

•	Stephan Scholl—We entered into an executive employment agreement with Stephan Scholl, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

•	Pam Murphy—We entered into an executive employment agreement with Pam Murphy, amended effective as of January 25, 2012, which provides for an annual base salary of $500,000.

•	Kevin Samuelson—We entered into an executive employment agreement with Kevin Samuelson, dated effective as of January 25, 2012, which provided for an annual base salary of $500,000.

Annual Cash Incentive Payments. In addition to annual base salaries, we generally award annual cash incentive payments to our named executive officers. The annual cash incentive payments are intended to compensate our named executive officers for achieving operating performance objectives in the current year that are important to our success. Cash incentive payments are awarded pursuant to individual bonus arrangements with each named executive officer for each fiscal year. This bonus arrangement is designed to motivate, reward and acknowledge achievement by our employees by explicitly tying annual cash bonus payments to the achievement of annual performance targets based upon our consolidated financial results, as adjusted based upon individual performance objectives. Our performance-based bonus plan is administered jointly by our Chief Financial Officer, who is responsible for monitoring the financial performance measurements, and, in respect of our executive officers, our Chief Executive Officer, who is responsible for monitoring individual performance measurements for such individuals. Our Compensation Committee will recommend and approve all targets and payouts under our bonus arrangements, subject to the review and approval of the applicable Board and our Chief Executive Officer (other than with respect to matters affecting our Chief Executive Officer’s compensation, which are approved by the Board in consultation with the Committee). Executives are generally eligible for payments under our performance-based bonus arrangement if they have earned such payments for the prior fiscal year.

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal year 2013 as further described below:

•	For fiscal year 2013, Charles Phillips earned an annual cash performance incentive bonus award of $840,000 with a target bonus amount of $2,400,000 pursuant to a bonus plan.

•	For fiscal year 2013, Jay Hopkins earned an annual cash performance incentive bonus award of $52,500 with a target bonus amount of $175,000 pursuant to a bonus plan.

•	For fiscal year 2013, Duncan Angove earned an annual cash performance incentive bonus award of $560,000 with a target bonus amount of $1,600,000 pursuant to a bonus plan.

•	For fiscal year 2013, Stephan Scholl earned an annual cash performance incentive bonus award of $560,000 with a target bonus amount of $1,600,000 pursuant to a bonus plan.

•	For fiscal year 2013, Pam Murphy earned an annual cash performance incentive bonus award of $280,000 with a target bonus amount of $800,000 pursuant to a bonus plan.

•	For fiscal year 2013, Kevin Samuelson earned an annual cash performance incentive bonus award of $396,667 with a target bonus amount of $700,000 pursuant to a bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The 2013 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table:

•	For fiscal year 2013, Charles Phillips earned discretionary bonus awards totaling $1,560,000.

•	For fiscal year 2013, Jay Hopkins earned discretionary bonus awards totaling $97,500.

•	For fiscal year 2013, Duncan Angove earned discretionary bonus awards totaling $1,040,000.

•	For fiscal year 2013, Stephan Scholl earned discretionary bonus awards totaling $1,040,000.

•	For fiscal year 2013, Pam Murphy earned discretionary bonus awards totaling $520,000.

Long-Term Equity Incentives. The equity incentive awards granted to our named executive officers typically vest over time and based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment. The vesting schedules for the equity incentive awards described below were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long-term, as well as to promote executive retention based on market conditions. The following table presents the grant date fair value of outstanding grants of equity incentive awards to our named executive officers as of May 31, 2013, along with the fair value of the full grant, which consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and correspondence to the enterprise value of Infor and its direct and indirect subsidiaries. References to such awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment.

Name	Grant Date Fair Value ($)	Full Fair Value of the Grant ($)
Charles Phillips, Chief Executive Officer	3,441,750	6,883,500
Jay Hopkins, Chief Financial Officer	172,088	344,175
Duncan Angove, Co-President, Product and Support	2,294,500	4,589,000
Stephan Scholl, Co-President, Global Field Operations	2,294,500	4,589,000
Pam Murphy, Chief Operating Officer	917,800	1,835,600
Kevin Samuelson, Former Chief Financial Officer	1,606,150	3,212,300

Defined Contribution Plan. We offer our named executive officers the opportunity to participate in our 401(k) Profit Sharing Plan (401(k) Plan), which is a tax-qualified plan. Our discretionary contributions to the 401(k) Plan are based upon our annual financial performance.

Other Benefits. We also provide various other benefits to certain of our named executive officers that are intended to be part of a competitive compensation program. We believe that these benefits are comparable to those offered by other companies. These benefits include:

•	Medical, life and other standard welfare benefits;

•	Flexible spending accounts;

•	Vacation time;

•	Use of Company aircraft;

•	Reimbursement for tax preparation and legal services; and

•	Relocation and housing subsidy benefits.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us during the applicable fiscal years.

	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)		Other Compensation ($)		Total ($)
Charles Phillips	2013	800,000	1,560,000	(1)	—	840,000	(2)	35,721	(3)	3,235,721
Chief Executive Officer	2012	800,000	1,800,000	(4)	6,883,500	11,800,000	(5)	12,258		21,295,758

Jay Hopkins	2013	330,000	97,500	(6)	—	52,500	(7)	9,223	(8)	489,223
Chief Financial Officer

Duncan Angove	2013	600,000	1,040,000	(9)	10,162,256	560,000	(10)	19,650	(11)	12,381,906
Co-President, Product and Support	2012	600,000	2,200,000	(12)	4,589,000	1,200,000	(13)	1,000		8,590,000

Stephan Scholl	2013	600,000	1,040,000	(14)	10,162,256	560,000	(15)	182,944	(16)	12,545,200
Co-President, Global Field Operations	2012	587,500	2,550,000	(17)	4,589,000	1,050,000	(18)	17,405		8,793,905

Pam Murphy	2013	445,833	520,000	(19)	—	280,000	(20)	2,000	(21)	1,247,833
Chief Operating Officer

Kevin Samuelson	2013	354,167	—		—	396,667	(22)	12,940	(23)	763,774
Former CFO	2012	443,750	2,033,511	(24)	3,212,300	600,000	(25)	467,466		6,757,027

(1)	Mr. Phillips’ bonus includes a $1.6 million discretionary bonus related to our operating performance in fiscal 2013.
(2)	Mr. Phillips’ amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(3)	Mr. Phillips’ amount includes $3,000 in Company matching 401(k) contributions and $32,721 estimated value of personal use of the Company’s aircraft and an arrangement where the Company pays for his car lease payments on two automobiles.
(4)	Mr. Phillips’ bonus includes a $1.8 million discretionary bonus related to our operating performance in fiscal 2012.
(5)	Mr. Phillips’ amount includes $10.0 million related to the successful refinancing of Infor’s debt structure pursuant to applicable provisions within his employment agreement and $1.8 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.
(6)	Mr. Hopkin’s bonus includes a $0.1 million discretionary bonus related to our operating performance in fiscal 2013.
(7)	Mr. Hopkins amount includes less than $0.1 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(8)	Mr. Hopkins’ amount includes $2,000 in Company matching 401(k) contributions and $7,223 in commercial airfare and incremental cost of food and activities related to a sales and service program events.
(9)	Mr. Angove’s bonus includes a $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(10)	Mr. Angove’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(11)	Mr. Angove’s amount includes $2,000 in Company matching 401(k) contributions and $17,650 estimated value of personal use of the Company’s aircraft.
(12)	Mr. Angove’s bonus includes a $1.0 million bonus related to the successful combination of Infor and Infor Global Solutions and a $1.2 million discretionary bonus related to our operating performance in fiscal 2012.
(13)	Mr. Angove’s amount includes $1.2 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.
(14)	Mr. Scholl’s bonus includes a $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(15)	Mr. Scholl’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(16)	Mr. Scholl’s amount includes $27,135 in commercial airfare and incremental cost of food and activities related to a sales and service incentive program events, $47,609 estimated value of personal use of the Company’s aircraft, a housing reimbursement arrangement whereby the Company pays for his housing costs on a grossed-up basis, and $108,200 related to relocation expenses, housing allowance, cost-of-living and applicable tax gross-ups paid in conjunction with an extended work assignment.
(17)	Mr. Scholl’s bonus includes a $1.5 million bonus related to the successful combination of Infor and Infor Global Solutions and a $1.1 million discretionary bonus related to our operating performance in fiscal 2012.
(18)	Mr. Scholl’s amount includes $1.1 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.
(19)	Ms. Murphy’s bonus includes a $0.5 million discretionary bonus related to our operating performance in fiscal 2013.
(20)	Ms. Murphy’s amount includes $0.3 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(21)	Ms. Murphy’s amount includes $2,000 in Company matching 401(k) contributions.
(22)	Mr. Samuelson’s amount includes $0.4 million which was the agreed upon payout at the time of Mr. Samuelson’s leaving the Company in lieu of his fiscal 2013 Management Performance Bonus.
(23)	Mr. Samuelson’s amount includes $1,875 in Company matching 401(k) contributions, $1,450 in reimbursements for personal estate and financial planning and $9,615 paid Mr. Samuelson for his remaining vacation balance on the date he left the Company.
(24)	Mr. Samuelson’s bonus includes a $0.8 million bonus related to the successful combination of Infor and Infor Global Solutions, a $0.7 million retention bonus and a $0.5 million discretionary bonus related to our operating performance in fiscal 2012.
(25)	Mr. Samuelson’s amount includes $0.6 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.

Grants of Plan-Based Awards in Fiscal 2013

The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2013.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)

			Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Phillips	Performance	6/1/2012	—	2,400,000	—	—	—	—	—		—	—	—
	Bonus

Jay Hopkins	Performance	6/1/2012	—	175,000	—	—	—	—	—		—	—	—
	Bonus

Duncan Angove	MIUs	2/12/2013	—	—	—	—	—	—	—	(5)	—	—	10,162,256	(6)
	Performance	6/1/2012	—	1,600,000	—	—	—	—	—		—	—	—
	Bonus

Stephan Scholl	MIUs	2/12/2013	—	—	—	—	—	—	—	(5)	—	—	10,162,256	(6)
	Performance	6/1/2012	—	1,600,000	—	—	—	—	—		—	—	—
	Bonus

Pam Murphy	Performance	6/1/2012	—	800,000	—	—	—	—	—		—	—	—
	Bonus

Kevin Samuelson	Performance	6/1/2012	—	700,000	—	—	—	—	—		—	—	—
	Bonus

(1)	Non-equity incentive plan awards based on Infor’s attainment of specific operating performance targets relating to revenues and EBITDA.
(2)	The FY13 Performance Bonus is based 15% on the Company’s total revenue metric, 35% based on license revenue metric and 50% on the EBITDA metric. Payments range from 50% to 200% based on the level of achievement of the respective targets.
(3)	Management Incentive Units (MIUs) granted under the Infor Enterprise Applications, LP Agreement of Limited Partnership. Infor Enterprise Applications, LP is the indirect, parent company of Infor, Inc. These MIUs are for class C-non-voting units of Infor Enterprise Applications, LP. and may be subject to acceleration of vesting in the event of certain changes of control of Infor Enterprise Applications, LP.
(4)	Aggregate grant date fair value based on FASB ASC 718.
(5)	MIU awards originally granted May 31, 2012, for 1,300,000 units each that vest 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on February 12, 2013, to allow each executive to put certain of the related shares to the Company at a formulaic repurchase price on December 31, 2013, 2014 and 2015, with no change to the number of MIU’s originally granted.
(6)	Incremental fair value at the modification date of February 12, 2013, over the original fair value at grant date.

Outstanding Equity Awards at 2013 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2013.

Stock Awards
	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)	Equity Incentive Plan Awards
					Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Charles Phillips	5/31/2012	975,000	(2)(4)	9,993,750	—	—
Jay Hopkins	5/31/2012	48,750	(3)	499,688	—	—
Duncan Angove	5/31/2012	650,000	(2)(4)	6,662,500	—	—
Stephan Scholl	5/31/2012	650,000	(2)(4)	6,662,500	—	—
Pam Murphy	5/31/2012	260,000	(2)(4)	2,665,000	—	—

(1)	Represents fair market value determined as of fiscal year-end, which is May 31, 2013.
(2)	MIU awards granted May 31, 2012, 50% vested immediately, the remaining 50% vest 35% December 31, 2013, and 15% December 31, 2014.
(3)	MIU award granted May 31, 2012, 25.0% vested immediately, 25.0% vested April 5, 2013, 25% vests April 5, 2014, and 25% vests April 5, 2015.
(4)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2013. For purposes of this disclosure item, no Equity Awards vested during fiscal 2013 such that value was realized. See “Potential Payments upon Termination” below.

Pension Benefits

The Company has no pension plans.

Nonqualified Deferred Compensation

The Company does maintain a nonqualified deferred compensation plan.

Severance and Change in Control Benefits

Our named executive officers are entitled to certain severance benefits as set forth in their respective employment agreements in the event of termination of employment. We believe these benefits are an essential element of our compensation program for our named executive officers and assist us in recruiting and retaining talented individuals by addressing the valid concern that it may be difficult for our named executive officers to find comparable employment in a short period of time in the event of termination. The severance benefits may differ for named executive officers depending on the positions they hold and how difficult it might be or how long it might take for them to find comparable employment. The employment agreements of our named executive officers do not contain change in control benefit provisions providing for payments, except as noted below.

Employment Agreements and Payments upon Termination or Change of Control

Executive Employment Agreement with Charles Phillips

Executive Employment Agreement. We have entered into an Executive Employment Agreement, dated effective as of October 19, 2010, with Charles Phillips, pursuant to which Mr. Phillips serves as our President and Chief Executive Officer. The employment term is a five-year term. Unless either the Company or Mr. Phillips provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

Mr. Phillips is currently entitled to receive an annual base salary of $800,000 and entitled to such increases in his annual base salary as may be determined by the Company’s Board or compensation committee from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Phillips is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, the Mr. Phillips’ achievement of performance targets. Mr. Phillips is also eligible to receive certain additional bonuses in the event of a Company sale, liquidity event or refinancing (in each case, as defined in his employment agreement). Mr. Phillips is also eligible to receive certain additional equity incentive awards with a market value equal to $10,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and two additional equity incentives, each with a market value equal to $5,000,000 as of the date of such grant on each of the first and second anniversaries following an IPO.

Mr. Phillips is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We have also agreed to indemnify Mr. Phillips in connection with his capacity as our officer.

If Mr. Phillips resigns or otherwise voluntarily terminates his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Phillips shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Phillips’ employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Phillips for “good reason” (as defined in his employment agreement), Mr. Phillips shall be entitled to (i) and amount equal to two years of Mr. Phillips’ then-current base salary; (ii) two (2) times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the performance bonus Mr. Phillips would have otherwise been entitled to for that fiscal year, prorated to account for the portion of such fiscal year during which Mr. Phillips was employed by us. These payments may be increased if such termination occurs in connection with or following a change in control where the change in control does not also result in Mr. Phillips receiving certain additional bonuses relating to a Company sale, liquidity event, IPO or refinancing as such terms are defined in his employment agreement. Additionally, provided that Mr. Phillips is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Phillips would become fully vested.

Mr. Phillips is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and for one year after his termination date, Mr. Phillips covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Executive Employment Agreement with Jay Hopkins

Executive Employment Agreement. We have entered into an Employment Agreement, dated effective as of April 27, 2009, with Jay A. Hopkins, pursuant to which Mr. Hopkins currently serves as our Senior Vice President and Controller. Mr. Hopkins is also temporarily serving as our interim Chief Financial Officer, for which he receives an additional $10,000 in compensation for each month served. The employment term is indefinite and ends upon the earliest to occur of: (i) the effective date of Mr. Hopkins’ resignation with or without “good reason” (as defined in his employment agreement); (ii) Mr. Hopkins’ death or “disability” (as defined in Section 22(e)(3) of the Internal Revenue Code); or (iii) the Company’s election to termination Mr. Hopkins’ employment at any time for “cause” (as defined in his employment agreement).

Mr. Hopkins is currently entitled to receive an annual base salary of $290,000 and entitled to such increases in his annual base salary as may be determined by the applicable Board in its discretion. Mr. Hopkins is also eligible to earn an annual cash performance bonus for each fiscal year if he remains employed by the Company through the end of the fiscal year, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Hopkins’ achievement of performance targets. We have also agreed to indemnify Mr. Hopkins in connection with his capacity as our officer.

Mr. Hopkins is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive employee, including incentive equity compensation programs.

If Mr. Hopkins resigns or otherwise voluntarily terminates his employment other than for “good reason,” (as defined in his employment agreement) or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Hopkins shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Hopkins’ employment is terminated by us without “cause” or by him for “good reason” (each as defined in his employment agreement), Mr. Hopkins shall be entitled to an amount equal to one year of Mr. Hopkins’ then-current base salary, payable over a twelve-month period.

Mr. Hopkins is also subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter, and during his employment term and for one year thereafter, Mr. Hopkins covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

Executive Employment Agreement with Duncan Angove

Executive Employment Agreement. We have entered into an Executive Employment Agreement, dated effective as of December 1, 2010, with Duncan Angove, pursuant to which Mr. Angove serves as our President, Products and Customer Service. The employment term is a five-year term. Unless either the Company or Mr. Angove provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

Mr. Angove is currently entitled to receive an annual base salary of $600,000 and entitled to such increases in his annual base salary as may be determined by the Board from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Angove is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, the Mr. Angove’s achievement of performance targets.

Mr. Angove is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Angove is also eligible to receive certain additional equity incentive awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional equity incentive with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Angove in connection with his capacity as our officer.

If Mr. Angove resigns or otherwise voluntarily terminates his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Angove shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Angove’s employment is terminated by us without “cause” or by Mr. Angove for “good reason” (in each case as defined in his employment agreement), Mr. Angove shall be entitled to (i) and amount equal to two years of Mr. Angove’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Angove by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Angove would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Angove is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Angove would become fully vested.

Mr. Angove is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and for one year after his termination date, Mr. Angove covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Executive Employment Agreement with Stephan Scholl

Executive Employment Agreement. We have entered into an Executive Employment Agreement, dated effective as of December 1, 2010 and amended as of January 13, 2012, with Stephan Scholl, pursuant to which Mr. Scholl currently serves as our President, Global Sales and Consulting. The employment term is a five-year term. Unless either the Company or Mr. Scholl provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

Mr. Scholl is currently entitled to receive an annual base salary of $600,000 and entitled to such increases in his annual base salary as may be determined by the applicable Board or compensation committee from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Scholl is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Scholl’s achievement of performance targets.

Mr. Scholl is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Scholl is also eligible to receive certain additional equity incentive awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional equity incentive with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Scholl in connection with his capacity as our officer.

If Mr. Scholl resigns or otherwise voluntarily terminates his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Scholl shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Scholl’s employment is terminated by us without “cause” or by Mr. Scholl for “good reason” (in case each as defined in his employment agreement), Mr. Scholl shall be entitled to (i) an amount equal to two years of Mr. Scholl’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Scholl by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Scholl would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Scholl is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Scholl would become fully vested.

Mr. Scholl is also subject to a covenant not to disclose our confidential information during his employment term, and at all times during his employment term and for one year after his termination date, Mr. Scholl covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We have entered into an Amended and Restated Employment Agreement, dated effective as of January 25, 2012, with Pam Murphy, pursuant to which Ms. Murphy serves as our Chief Operating Officer. The employment term continues through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90-days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

Ms. Murphy is currently entitled to receive an annual base salary of $500,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Murphy is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, the Ms. Murphy’s achievement of performance targets.

Ms. Murphy is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. Ms. Murphy is also eligible to receive restricted common equity with a market value equal to $2,000,000 upon the date on which the first IPO occurring after the date of her agreement is consummated and restricted common equity with a market value equal to $2,000,000 upon the first anniversary of the consummation of such IPO. We have also agreed to indemnify Ms. Murphy in connection with her capacity as our officer.

If Ms. Murphy resigns or otherwise voluntarily terminates her employment other than for “good reason” (as defined in her employment agreement) during the term of the agreement or her employment is terminated by us with “cause” (as defined in her employment agreement), Ms. Murphy shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Ms. Murphy’s employment is terminated by us without “cause” or by Ms. Murphy for “good reason” (in each case as defined in her employment agreement), then Ms. Murphy shall be entitled to an amount equal to one year of her then-current base salary. In the event that such termination of employment occurs prior to a “change in control” or more than two years following a “change in control,” such severance will be payable in equal monthly installments over a twelve-month period. In the event that a termination of employment occurs within two years following a “change in control,” Ms. Murphy’s severance payments will be payable in a lump sum on the sixtieth day following the date of termination. Additionally, provided that Ms. Murphy is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Ms. Murphy would become fully vested.

Ms. Murphy is also subject to a covenant not to disclose our confidential information during her employment term and at all times thereafter, and during her employment term and for one year thereafter, Ms. Murphy covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

Executive Employment Agreement with Kevin Samuelson

On December 20, 2012, Mr. Samuelson notified us of his intention to resign from his position as Chief Financial Officer. Mr. Samuelson resigned to pursue opportunities, which were not competitive with our business, and not as a result of any disagreement with us on any matter relating to our operations, policies or practices. On December 27, 2012, the Company entered into a Resignation and Transition Letter Agreement with Mr. Samuelson, which provided for the continuation of Mr. Samuelson’s service through February 15, 2013, additional pro rata vesting of Mr. Samuelson’s incentive equity and the payment to Mr. Samuelson of a pro rata portion of his annual incentive bonus in respect of the fiscal year ending May 31, 2013.

Executive Employment Agreement. Prior to Mr. Samuelson’s resignation, we had entered into an Amended and Restated Employment Agreement, dated effective as of January 25, 2012, with Mr. Samuelson, pursuant to which Mr. Samuelson served as our Chief Financial Officer.

Mr. Samuelson was entitled to receive an annual base salary of $500,000 and entitled to such increases in his annual base salary as may be determined by the Board from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Samuelson was also eligible to earn an annual cash incentive payment, the actual amount of the bonus determined by the Board pursuant to a bonus plan based on factors including, without limitation, the Mr. Samuelson’s achievement of performance targets.

Mr. Samuelson was also subject to a covenant not to disclose our confidential information at all times during his employment term and ending on the later of (i) the last day of the Scheduled Payout Period (as defined in his employment agreement) and (ii) one year after his termination date, Mr. Samuelson covenanted not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Payments upon Termination or Change of Control

Name	Death or Disability on May 31, 2013 and No Change in Control ($)	Involuntary Not For Cause Termination on May 31, 2013 and No Change in Control ($)	Voluntary Termination for Good Reason on May 31, 2013 and No Change in Control ($)	Change in Control on May 31, 2013 (Without Termination and Successor Assumes Stock Options, Restricted Stock and RSU’s) ($)	Change in Control on May 31, 2013 (Without Termination and Successor Cancels Stock Options, Restricted Stock and RSU’s) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on May 31, 2013 ($)
Charles Phillips
Severance and Termination Payments	—	3,600,000	3,600,000	—	—	3,600,000
Vested Equity Award Payments	—	—	—	22,503,000	22,503,000	22,503,000

Total	—	3,600,000	3,600,000	22,503,000	22,503,000	26,103,000

Jay Hopkins
Severance and Termination Payments	—	410,000	410,000	—	—	410,000
Vested Equity Award Payments	—	—	—	562,575	562,575	562,575

Total	—	410,000	410,000	562,575	562,575	972,575

Duncan Angove
Severance and Termination Payments	—	2,533,333	2,533,333	—	—	2,533,333
Vested Equity Award Payments	—	—	—	15,002,000	15,002,000	15,002,000

Total	—	2,533,333	2,533,333	15,002,000	15,002,000	17,535,333

Stephan Scholl
Severance and Termination Payments	—	2,433,333	2,433,333	—	—	2,433,333
Vested Equity Award Payments	—	—	—	15,002,000	15,002,000	15,002,000

Total	—	2,433,333	2,433,333	15,002,000	15,002,000	17,435,333

Pam Murphy
Severance and Termination Payments	—	500,000	500,000	—	—	500,000
Vested Equity Award Payments	—	—	—	6,000,800	6,000,800	6,000,800

Total	—	500,000	500,000	6,000,800	6,000,800	6,500,800

Named Executive Officer	Cash ($)	Equity ($)	Pension/ Non- qualified Deferred Compensation Benefit ($)	Perquisites ($)	Tax Reimbursements ($)	Other ($)	Total ($)
Charles Phillips	3,600,000	22,503,000	—	—	—	—	26,103,000
Jay Hopkins	410,000	562,575	—	—	—	—	972,575
Duncan Angove	2,533,333	15,002,000	—	—	—	—	17,535,333
Stephan Scholl	2,433,333	15,002,000	—	—	—	—	17,435,333
Pam Murphy	500,000	6,000,800	—	—	—	—	6,500,800

Named Executive Officer	Severance Payment	Payments In Lieu of Benefits Continuation	Outplacement Assistance	Pro-Rata Bonus(1)	Cash
Charles Phillips	3,600,000	—	—	—	3,600,000
Jay Hopkins	410,000	—	—	—	410,000
Duncan Angove	2,533,333	—	—	—	2,533,333
Stephan Scholl	2,433,333	—	—	—	2,433,333
Pam Murphy	500,000	—	—	—	500,000

(1) Bonuses included in severance payment column

Named Executive Officer	Single Trigger	Double Trigger
Charles Phillips	22,503,000	3,600,000
Jay Hopkins	562,575	410,000
Duncan Angove	15,002,000	2,533,333
Stephan Scholl	15,002,000	2,433,333
Pam Murphy	6,000,800	500,000

Treatment of Equity Interests in Potential Post-Employment Payments

Upon the termination of the executive’s employment with the Company for any reason whatsoever, (a) all unvested Equity Awards held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Equity Awards held by the executive shall remain outstanding. Some Vested Equity Awards may be subject to repurchase by the Company (i) at cost, in the case of the executive’s termination for “cause”, resignation or executive’s violation of certain covenants not to compete with the Company, or (ii) at the then-current fair market value, in the case of executive’s termination without “cause”, death or disability. For certain of the named executive officers, however, the Company has waived its repurchase rights with respect to such executive’s Equity Awards.

Directors Compensation

Infor, Inc.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jim Schaper	—	—	—	—	547,082	(1)	547,082
David Dominik	—	—	—	—	—		—
Prescott Ashe	—	—	—	—	—		—
Stewart Bloom	—	—	—	—	—		—
C.J. Fitzgerald	—	—	—	—	—		—

(1)	Mr. Schaper’s compensation includes $500,000 salary earned during fiscal 2013, $3,000 in Company matching 401(k) contributions, $24,323 estimated value of personal use of the Company’s aircraft, $18,328 for personal use of a Company-provided automobile, and $1,431 in reimbursements for personal estate and financial planning.

Infor (US), Inc.

Gregory Giangiordano serves as the sole director of Infor (US), Inc. Mr. Giangiordano has not received any compensation for the services he provided as a director of Infor (US), Inc. Mr. Giangiordano is not an independent director.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2013. This report is provided by the following directors, as members of the committee:

David Dominik (Chairman)
Prescott Ashe	C. James Schaper

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of the Compensation Committee was an officer or employee of the Company, was a former officer of the Company, nor had a relationship with the Company requiring disclosure as a related party transaction under Item 404 of Regulation S-K. None of the Company’s executive officers served on the compensation committee or board of directors of another entity whose executive officer(s) served as a director of the Company or on the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2013, certain information with respect to the beneficial ownership of the Common Stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name of Beneficial Holder*	Number of Shares of Stock Owned	Percent of Common Stock
Golden Gate Capital(1)	783	78.3%
Summit Partners(2)	214	21.4%
David Dominik(3)	783	78.3%
Prescott Ashe(3)	783	78.3%
C.J. Fitzgerald(4)	214	21.4%
C. James Schaper(5)	—	—
Charles Phillips(6)	—	—
Jay Hopkins(7)	—	—
Duncan Angove(8)	—	—
Stephan Scholl(9)	—	—
Pam Murphy (10)	—	—
Stewart Bloom	—	—
All Directors and Officers(3)(4)	997	99.7%

(1)	Shares held of record by Infor Lux Bond Company and beneficially owned by funds affiliated with Golden Gate Capital as follows: (i) 1,306,980.25 Class A Units of Infor Enterprise and 12,826,768.96 Class B Units of Infor Enterprise held, directly or indirectly, by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P., (ii) 25,839,419.72 Class B Units of Infor Enterprise held by Softbrands Holdings, LLC, of which investment funds affiliated with Golden Gate Capital hold 99.48% of the outstanding voting securities, and (iii) 25,034,619.74 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Golden Gate Capital hold, directly or indirectly, approximately 91.03% of the outstanding voting securities. The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(2)	Shares held of record by Infor Lux Bond Company and beneficially owned by entities affiliated with and advised by Summit Partners, L.P. (Summit Partners) as follows: (i) 15,392,122.75 Class B Units of Infor Enterprise held by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P., and (ii) 2,337,586.40 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Summit Partners hold approximately 8.50% of the outstanding voting securities. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, MA 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares.
(3)	Consists of the units listed in footnote (1) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(4)	Consists of the units listed in footnote (2) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(5)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Schaper does currently own 325,000 Class C Units of Infor Enterprise and the Schaper 2012 Gift Trust, dated May 12, 2012, currently owns 325,000 Class C Units of Infor Enterprise, all of which were granted to Mr. Schaper for no monetary consideration.
(6)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Phillips does currently own 1,950,000 Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration.
(7)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Hopkins does currently own 97,500 Class C Units of Infor Enterprise, which were granted to Mr. Hopkins for no monetary consideration.
(8)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own 1,300,000 Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration.
(9)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own 1,300,000 Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration.
(10)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own 520,000 Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration.
*	The business address for Summit Partners is 222 Berkeley St., 18th Floor, Boston, MA 02116. The business address for Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The Company’s securities are not listed on any national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and it is not otherwise subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange. The Company has determined that its directors are not independent under the New York Stock Exchange standards. Note that under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on the Board.

Infor Combination

On March 15, 2012, Infor Global Solutions Parent Ltd., Softbrands Holdings, LLC (Softbrands Holdings), investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners (together with the investment funds affiliated with Golden Gate Capital, the Sponsors), entered into a definitive agreement pursuant to which the Sponsors agreed to contribute cash, Infor Global Solutions Parent Ltd. agreed to contribute 100% of the outstanding share capital of Infor Global Solutions Intermediate Holdings Limited (IGS Intermediate Holdings) and Softbrands Holdings agreed to contribute 100% of the outstanding the capital stock of GGC Software Parent, Inc. (GGC Software Parent) to Infor Enterprise Applications, LP, a Delaware limited partnership (as successor-in-interest to Infor Enterprise Applications Ltd.) (Infor Enterprise). Immediately following the consummation of the contribution, IGS Intermediate Holdings and Infor Global Solutions Parent Ltd. entered into a series of reorganization transactions that resulted in all of the operational entities of IGS Intermediate Holdings and GGC Holdings being held as direct or indirect wholly owned subsidiaries of Infor, Inc. Following the reorganization, the Reporting Parent (at the time called GGC Software Holdings, Inc.) was renamed Infor, Inc., and Lawson Software, Inc. was renamed Infor (US), Inc.

Limited Partnership Agreement and Stockholders Agreement

In connection with the Infor Combination, the Sponsors, Infor Global Solutions Parent Ltd. and Softbrands Holdings acquired equity interests in Infor Enterprise and its general partner, Infor Topco GP, Inc. In connection with such investments, the Sponsors, Infor Global Solutions Parent Ltd. and Softbrands Holdings entered into the limited partnership agreement of Infor Enterprise and a stockholders agreement with respect to their respective investments in Infor Enterprise and Infor Topco GP, Inc. These agreements contain agreements among the parties with respect to, among other things, the rights and privileges associated with the equity interests acquired by such parties, restrictions on the issuance or transfer of such interests, the election of the board of directors or board of managers of the Company and its subsidiaries and other special corporate governance provisions. The equityholder agreement, as well as Infor Enterprise’s limited partnership agreement, also contains provisions applicable to the issuance of incentive equity interests to certain officers and employees of the Company and its subsidiaries.

Advisory Agreements

In connection with the Infor Combination, Summit Partners entered into an advisory agreement with Infor Enterprise and certain of its subsidiaries (the Summit Advisory Agreement), pursuant to which Infor Enterprise and such subsidiaries retained such Sponsor to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. Certain subsidiaries of Infor Enterprise already were party to an advisory agreement with Golden Gate Capital in substantially the same form as the Summit Advisory Agreement at the time of the Combination (together with the Summit Advisory Agreement, the Advisory Agreements). The Advisory Agreements will remain in effect for 10 years unless earlier terminated upon the mutual agreement of the parties (the initial 10-year term automatically renews for successive one-year terms unless notice of termination is delivered by either party no later than 90 days prior to the expiration of the then-current term). The annual management fee is payable to the Sponsors in equal installments on a monthly basis. Infor Enterprise and/or its subsidiaries will provide customary exculpation and indemnification provisions in favor of the Sponsors in connection with the services they provide to Infor and its subsidiaries.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended May 31, 2013 and May 31, 2012, PwC served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2013 and 2012, respectively.

Service Type	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$5,161,980	$10,402,605
Audit-Related Fees(2)	—	616,119
Tax Fees(3)	329,334	1,567,188
All Other Fees(4)	13,779	10,800

Total	$5,505,093	$12,596,712

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for audits of our employee benefit plan, services related to regulatory matters, due diligence and other audit related services.
(3)	Consists of fees incurred for tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for a subscription to an accounting and reporting library, VAT tax rate service and training.

The Audit Committee, after a review and discussion with PwC of the preceding information, determined that the provision of these services was compatible with maintaining PwC’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee adopted pre-approval policies and procedures for audit and non-audit services in July 2012. Since the date of adoption, the Audit Committee has approved all of the services performed by PwC.

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

INFOR, INC.

Dated: August 29, 2013	By:	/s/ JAY HOPKINS
Jay Hopkins
Interim Chief Financial Officer Senior Vice President and Controller
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this amended Annual Report on Form 10-K/A.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2013

/s/ JAY HOPKINS Jay Hopkins	Interim Chief Financial Officer (principal financial and accounting officer)	August 29, 2013

* David Dominik	Director	August 29, 2013

* Prescott Ashe	Director	August 29, 2013

* C. James Schaper	Director	August 29, 2013

* Stewart Bloom	Director	August 29, 2013

No signature C.J. Fitzgerald	Director

* By: /s/ JAY HOPKINS	Director	August 29, 2013
Jay Hopkins Attorney-in-fact

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Infor (US), Inc.

3.2(1)	Second Amended and Restated By-Laws of Infor (US), Inc.

3.3(1)	Amended and Restated Certificate of Formation of EnRoute Emergency Systems LLC.

3.4(1)	Amended and Restated Limited Liability Company Agreement of EnRoute Emergency Systems LLC.

3.5(1)	Amended and Restated Articles of Incorporation of Hansen Information Technologies.

3.6(1)	Amended and Restated By-Laws of Hansen Information Technologies.

3.7(1)	Restated Articles of Organization of Infinium Software, Inc.

3.8(1)	Amended and Restated By-Laws of Infinium Software, Inc.

3.9(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.10(1)	Amended and Restated By-Laws of Infor, Inc.

3.11(1)	Certificate of Incorporation of Infor Enterprise Solutions Holdings, Inc.

3.12(1)	Amended and Restated By-Laws of Infor Enterprise Solutions Holdings, Inc.

3.13(1)	Certificate of Incorporation of Infor (GA), Inc.

3.14(1)	Amended and Restated By-Laws of Infor (GA), Inc.

3.15(1)	Restated Articles of Incorporation for Infor Global Solutions (Michigan), Inc.

3.16(1)	By-Laws of Infor Global Solutions (Michigan), Inc.

3.17(1)	Amended and Restated Certificate of Formation of Infor Restaurant Systems LLC.

3.18(1)	Amended and Restated Limited Liability Company Agreement of Infor Restaurant Systems LLC.

3.19(1)	Certificate of Incorporation of Seneca Acquisition Subsidiary Inc.

3.20(1)	Amended and Restated By-Laws of Seneca Acquisition Subsidiary Inc.

3.21(1)	Certificate of Incorporation of Trisyn Group, Inc.

4.1(1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2(1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3(1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4(1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5(1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6(1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7(1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.8(1)	Registration Rights Agreement, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and the initial purchasers named therein.

Number	Description

4.9(1)	Registration Rights Agreement Joinder, dated July 5, 2011, among Infor (US), Inc., the guarantors named therein, and the initial purchasers named therein.

4.10(1)	Registration Rights Agreement, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and the initial purchasers named therein.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3(2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.5(3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.6(3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.7(3)	Employment Agreement, dated April 27, 2009, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Jay A. Hopkins.

10.8(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.9(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.10(3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.11(3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.12(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.13(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Kevin Samuelson.

10.14(3)	Resignation and Transition Letter Agreement, dated December 20, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Kevin Samuelson.

12.1(2)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(2)	Subsidiaries of Infor, Inc.

24.1(2)	Powers of Attorney (included on signature page of Original Filing)

31.1(3)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2(3)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Jay Hopkins

32.1(2)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

Number	Description

32.2(2)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Jay Hopkins

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF(2)	XBRL Taxonomy Definition Linkbase.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Previously furnished or filed with the Company’s Annual Report on Form 10-K for Fiscal 2013filed on August 2, 2013.
(3)	Filed herewith.