Form 10-Q
period 2013-08-31
Infor, Inc.
filed 2013-10-08
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

The number of shares of our common stock outstanding on October 4, 2013, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2013, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, filed with the SEC on August 2, 2013, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents that we file from time to time with the SEC including our Quarterly Reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	August 31, 2013	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$481.0	$421.9
Accounts receivable, net	320.8	407.2
Prepaid expenses	107.4	108.5
Income tax receivable	34.8	32.5
Other current assets	16.3	18.6
Deferred tax assets	38.1	38.1

Total current assets	998.4	1,026.8

Property and equipment, net	73.9	71.3
Intangible assets, net	1,032.4	1,087.7
Goodwill	4,146.6	4,139.8
Deferred tax assets	83.8	87.8
Other assets	34.1	36.6
Deferred financing fees, net	146.0	141.1

Total assets	$6,515.2	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49.2	$40.6
Income taxes payable	34.3	28.7
Accrued expenses	359.2	366.4
Deferred tax liabilities	4.2	4.3
Deferred revenue	832.8	927.7
Current portion of long-term obligations	22.3	91.2

Total current liabilities	1,302.0	1,458.9

Long-term debt	5,320.0	5,232.9
Deferred tax liabilities	225.5	231.0
Other long-term liabilities	223.4	232.2

Total liabilities	7,070.9	7,155.0

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at August 31, 2013 and May 31, 2013	—	—
Additional paid-in capital	1,250.3	1,247.6
Receivable from stockholders	(27.4)	(30.1)
Accumulated other comprehensive income	69.7	90.0
Accumulated deficit	(1,848.3)	(1,871.4)

Total stockholders’ deficit	(555.7)	(563.9)

Total liabilities and stockholders’ deficit	$6,515.2	$6,591.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended August 31,
	2013	2012
Revenues:
Software license fees and subscriptions	$105.6	$100.8
Product updates and support fees	365.0	357.1

Software revenues	470.6	457.9
Consulting services and other fees	179.7	173.9

Total revenues	650.3	631.8

Operating expenses:
Cost of software license fees and subscriptions (1)	17.7	17.6
Cost of product updates and support fees (1)	62.4	62.3
Cost of consulting services and other fees (1)	144.1	140.1
Sales and marketing	99.7	98.5
Research and development	89.9	82.7
General and administrative	47.3	50.1
Amortization of intangible assets and depreciation	63.9	73.0
Restructuring costs	2.2	5.5
Acquisition related and other costs	9.9	1.9

Total operating expenses	537.1	531.7

Income from operations	113.2	100.1

Other expense, net:
Interest expense, net	98.9	108.2
Loss on extinguishment of debt	0.7	—
Other (income) expense, net	(15.3)	(4.2)

Total other expense, net	84.3	104.0

Income (loss) before income tax	28.9	(3.9)
Income tax provision	5.8	29.4

Net income (loss)	$23.1	$(33.3)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended August 31,
	2013	2012
Net income (loss)	$23.1	$(33.3)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(20.2)	62.7
Defined benefit plan funding status, net of tax	(0.1)	(0.3)

Total other comprehensive income (loss)	(20.3)	62.4

Comprehensive income	$2.8	$29.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$23.1	$(33.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63.9	73.0
Provision for doubtful accounts, billing adjustments and sales allowances	3.8	3.0
Deferred income taxes	(4.6)	10.8
Non-cash (gain) loss on foreign currency	(15.4)	(4.2)
Non-cash interest	7.0	5.3
Non-cash loss on extinguishment of debt	0.7	—
Equity-based compensation expense	2.6	1.3
Other	(0.9)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	6.4	3.3
Accounts receivable, net	83.9	54.7
Income tax receivable/payable	7.9	21.6
Deferred revenue	(99.7)	(52.7)
Accounts payable, accrued expenses and other liabilities	(1.2)	(56.6)

Net cash provided by operating activities	77.5	26.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.3)	(39.6)
Change in restricted cash	(1.6)	0.4
Purchases of property, equipment and software	(8.4)	(10.3)

Net cash used in investing activities	(10.3)	(49.5)

Cash flows from financing activities:
Loans to stockholders	—	(2.8)
Payments on capital lease obligations	(0.6)	(0.2)
Proceeds from issuance of debt	937.7	—
Payments on long-term debt	(933.5)	(22.7)
Deferred financing fees	(11.9)	—

Net cash used in financing activities	(8.3)	(25.7)

Effect of exchange rate changes on cash and cash equivalents	0.2	6.2

Net increase (decrease) in cash and cash equivalents	59.1	(42.8)
Cash and cash equivalents at the beginning of the period	421.9	384.4

Cash and cash equivalents at the end of the period	$481.0	$341.6

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$—	$50.8
Liabilities assumed in acquisitions	$—	$11.2

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. (Infor) is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. We serve a large, diverse and sophisticated customer base across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Our software and services offerings are often “mission critical” for many of our customers as they help automate and integrate critical business processes, which enable our customers to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on less specialized software programs that take more time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across different verticals. In addition to providing software products, we provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs. We also help our customers implement and use our applications more effectively through our consulting services.

Unless otherwise indicated or the context requires otherwise, hereafter any reference to Infor, we, our, us or the Company refers to Infor, Inc. and its consolidated subsidiaries.

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2013, and other amounts presented herein as of May 31, 2013, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Combined Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and related notes for the fiscal year ended May 31, 2013, included in our Annual Report on Form 10-K, filed with the SEC on August 2, 2013.

Revision of Prior Period Financial Statements

During the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Lux Bond Co, a subsidiary of IGS Intermediate Holdings and Infor’s immediate parent company, and presented our affiliate receivables as receivable from stockholders on our Consolidated Balance Sheets. Previously, the receivables were classified as other assets. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statement of Cash Flows. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these changes and concluded that they were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10

(SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of the error in the current filing. The revisions resulted in a $2.8 million reclassification from Cash flows from financing activities to Cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows for the three-month period ended August 31, 2012.

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

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2014 and 2013 relate to our fiscal years ended May 31, 2014 and 2013, respectively. References to future years also relate to our fiscal years ending May 31.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended May 31, 2013, which are included in the Annual Report on Form 10-K that we filed with the SEC on August 2, 2013. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

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

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (SaaS) offering. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $14.7 million and $10.6 million in the first quarter of fiscal 2014 and 2013, respectively.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2013	$16.0
Provision	2.7
Write-offs and recoveries	(1.4)
Currency translation effect	(0.1)

Balance, August 31, 2013	$17.2

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2013	$10.7
Provision	1.1
Write-offs	(0.3)
Currency translation effect	0.1

Balance, August 31, 2013	$11.6

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $15.4 million and $4.2 million for the three months ended August 31, 2013, and for the comparable three months ended August 31, 2012. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Adoption of New Accounting Pronouncements

None

Recent Accounting Pronouncements — Not Yet Adopted

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This guidance is effective for interim or annual periods beginning after December 15, 2013 (our fiscal 2015). Early adoption and retrospective application are permitted. We are currently evaluating how the adoption of this guidance will affect our presentation of unrecognized tax benefits and the impact it may have on our financial position, results of operations or cash flows.

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

3. Acquisitions

Fiscal 2014

In the first three months of fiscal 2014, we did not complete any acquisitions.

Fiscal 2013

In fiscal 2013, we made five acquisitions for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings, two of which were completed in the first three months of fiscal 2013. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to our results for the three months ended August 31, 2013, or the comparable period ended August 31, 2012.

The purchase consideration related to certain of these acquisitions is subject to post-closing adjustments and may include additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. We have estimated the fair value of the contingent consideration to be $12.0 million and $13.2 million as of August 31, 2013, and May 31, 2013, respectively. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition related and other costs in our Consolidated Statements of Operations. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and approximately $54.2 million. In addition, we have received and/or estimated that we are due post-closing adjustments of approximately $0.9 million as of August 31, 2013. The original fair value of the contingent consideration of $14.6 million, as estimated at the applicable acquisition dates, along with the post-closing adjustments are reflected in the combined purchase price stated above.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the three months ended August 31, 2013, was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2013	$849.6	$3,012.9	$277.3	$4,139.8
Currency translation effect	1.4	4.9	0.5	6.8

Balance, August 31, 2013	$851.0	$3,017.8	$277.8	$4,146.6

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2013. We performed a Step 1 goodwill impairment assessment as of September 30, 2012. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of August 31, 2013. We have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of August 31, 2013, and May 31, 2013:

	August 31, 2013
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.0	$12.0

Total	$—	$—	$12.0	$12.0

	May 31, 2013
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$13.2	$13.2

Total	$—	$—	$13.2	$13.2

Contingent consideration relates to certain of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. In future periods, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition related and other costs in our Consolidated Statements of Operations. See Note 3, Acquisitions.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2014 or fiscal 2013. The following table reconciles the change in our Level 3 assets/liabilities for the first three months of fiscal 2014:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2013	$13.2
Total gain recorded in earnings	(1.2)

Balance, August 31, 2013	$12.0

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of August 31, 2013, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of August 31, 2013, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of August 31, 2013, and May 31, 2013, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of our long-term debt’s August 31, 2013 bid and ask pricing (Level 2 on the fair value hierarchy). At August 31, 2013, and May 31, 2013, the total carrying value of our long-term debt was approximately $5.3 billion and $5.3 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.6 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	August 31,	May 31,
(in millions)	2013	2013
Accounts receivable	$287.4	$368.9
Unbilled accounts receivable	50.6	54.3
Less: allowance for doubtful accounts	(17.2)	(16.0)

Accounts receivable, net	$320.8	$407.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	August 31, 2013			May 31, 2013
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,781.0	$984.1	$796.9	$1,776.0	$942.7	$833.3	2 - 15
Acquired and developed technology	1,015.9	792.3	223.6	1,011.7	771.4	240.3	2 - 10
Tradenames	136.1	124.2	11.9	135.6	121.5	14.1	1 - 20

Total	$2,933.0	$1,900.6	$1,032.4	$2,923.3	$1,835.6	$1,087.7

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended August 31,
(in millions)	2013	2012
Customer contracts and relationships	$37.6	$40.4
Acquired and developed technology	17.4	23.2
Tradenames	2.3	2.5

Total	$57.3	$66.1

The estimated future annual amortization expense related to these intangible assets as of August 31, 2013, was as follows:

(in millions)
Fiscal 2014 (remaining 9 months)	$171.1
Fiscal 2015	203.0
Fiscal 2016	178.7
Fiscal 2017	131.0
Fiscal 2018	80.8
Fiscal 2019	69.8
Thereafter	198.0

Total	$1,032.4

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	August 31,	May 31,
(in millions)	2013	2013
Accrued compensation and employee benefits	$135.6	$159.4
Accrued taxes other than income	16.0	27.2
Accrued royalties and partner commissions	28.8	44.1
Accrued litigation	9.8	12.0
Accrued professional fees	9.1	7.2
Accrued subcontractor expense	5.4	6.4
Accrued interest	94.3	45.8
Accrued restructuring	10.7	15.0
Accrued retirement obligation	7.8	7.7
Deferred rent	12.7	9.5
Accrued other	29.0	32.1

Accrued expenses	$359.2	$366.4

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee securities awards, in accordance with ASC 718,

Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest.

We utilize the Option-Pricing Method to estimate the fair value of our equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise prices of the call options were derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and

(e) expected volatility of the total equity value. In estimating the fair value of our equity awards granted in fiscal 2012, we used the following assumptions; expected term of 1.25 years, risk-free interest rate of 0.22%, expected dividend yield of 0.0%, and expected volatility of 75.0%. We have made no significant equity grants in fiscal 2013 or in the first three months of fiscal 2014.

Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. During the third quarter of fiscal 2013, several of our parent company’s equity grants that had been classified as equity awards were modified to allow for a cash settlement option which caused these grants to be classified as liability awards at the parent company. Accordingly, we have recorded equity compensation expense of $1.3 million in the current quarter related to these liability awards. The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended August 31,
(in millions)	2013	2012
Selling and marketing expense	$1.1	$0.3
Research and development expense	0.9	0.3
General and administrative expense	0.6	0.7

Total	$2.6	$1.3

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

Fiscal 2014 Restructuring Charges

We have incurred restructuring costs totaling $3.9 million during the first quarter of fiscal 2014 relating to employee severance costs primarily for personnel in our sales and professional services organizations. We made cash payments of approximately $1.7 million during the first three months of fiscal 2014 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2014.

Fiscal 2013 Restructuring Charges

During fiscal 2013, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. In the first three months of fiscal 2014, we recorded restructuring cost reversals of $0.1 million related to these severance actions and exited facilities. We made cash payments of approximately $3.1 million during the first three months of fiscal 2014 related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in fiscal 2013. These restructuring charges included costs related to employee severance and accruals for costs related to facilities exited during fiscal 2013. In the first three months of fiscal 2014, we recognized $0.1 million in additional expenses related to these severance actions. During the first three months of fiscal 2014, we made $0.1 million in cash payments related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2013, we had completed a series of acquisitions as well as certain restructuring activities. In the first three months of fiscal 2014, we recorded restructuring cost reversals of $1.7 million related to these severance actions and exited facilities. We made net cash payments of $2.3 million related to these previous actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended August 31, 2013. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
(in millions)	Balance May 31, 2013	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance August 31, 2013	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2014 restructuring
Severance	$—	$3.9	$—	$—	$(1.7)	$2.2	$3.9	$3.9

Total fiscal 2014 restructuring	—	3.9	—	—	(1.7)	2.2	3.9	3.9

Fiscal 2013 restructuring
Severance	7.9	—	(0.2)	0.1	(2.8)	5.0	14.6	14.6
Facilities and other	0.5	—	0.1	—	(0.3)	0.3	0.8	0.8

Total fiscal 2013 restructuring	8.4	—	(0.1)	0.1	(3.1)	5.3	15.4	15.4

Fiscal 2013 acquisition-related
Severance	0.6	—	0.1	—	(0.1)	0.6	0.9	0.9

Total fiscal 2013 acquisition-related	0.6	—	0.1	—	(0.1)	0.6	0.9	0.9

Previous restructuring
Severance	1.6	—	(0.1)	—	(0.5)	1.0	14.3	14.3
Facilities and other	0.1	—	—	—	—	0.1	1.4	1.4

Total previous restructuring	1.7	—	(0.1)	—	(0.5)	1.1	15.7	15.7

Previous acquisition-related
Severance	0.8	—	—	—	(0.2)	0.6	54.6	54.6
Facilities and other	6.4	—	(1.6)	—	(1.6)	3.2	22.7	22.7

Total previous acquisition-related	7.2	—	(1.6)	—	(1.8)	3.8	77.3	77.3

Total restructuring	$17.9	$3.9	$(1.7)	$0.1	$(7.2)	$13.0	$113.2	$113.2

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for the periods indicated for each of our reportable segments including charges related to those functions not allocated to our segments.

	Three Months Ended August 31,
(in millions)	2013	2012
License	$0.7	$(0.3)
Maintenance	(0.3)	(0.3)
Consulting	1.2	0.1
General and administrative and other functions	0.6	6.0

Total restructuring costs	$2.2	$5.5

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	August 31, 2013		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B-1 due October 5, 2016	$—	—%	$340.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,512.8	5.250%	2,779.1	5.250%
Infor first lien Term B-3 due June 3, 2020	479.8	3.750%	—	—%
Infor first lien Euro Term due April 5, 2018	—	—%	321.7	6.750%
Infor first lien Euro Term B due June 3, 2020	460.1	4.000%	—	—%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	330.5	10.000%	324.9	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(15.9)		(16.6)

Total long-term debt	5,342.3		5,324.1
Less: current portion	22.3		91.2

Total long-term debt - non-current	$5,320.0		$5,232.9

The weighted average interest rate at August 31, 2013, and May 31, 2013, was 6.7% and 7.1%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of August 31, 2013:

(in millions)
Fiscal 2014 (remaining 9 months)	$13.0
Fiscal 2015	37.4
Fiscal 2016	37.4
Fiscal 2017	37.4
Fiscal 2018	2,426.8
Fiscal 2019	1,914.9
Thereafter	891.3

Total	$5,358.2

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to the First Amendment to the Credit Agreement and the Second Amendment to the Credit Agreement, each as described below.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $23.1 million of letters of credit have reduced the amount available under the Revolver to $126.9 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in the case of certain situations.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver outstanding as of the last day of such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendments

On June 3, 2013, we entered into the Second Amendment to the Credit Agreement (as amended). The Second Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020, which is an extension of approximately three and a half years compared to the original Tranche B-1 Term Loan maturity date. Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020, which is an extension of approximately two years compared to the original Euro Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-3 Term Loan and Euro Tranche B Term Loan are guaranteed by the same guarantors, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. The Second Amendment also amended the Credit Agreement to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and then only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such fiscal quarter.

Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, $250.0 million of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

On September 27, 2012, we entered into the First Amendment to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25%, or an alternate base rate, plus a margin of 3.0% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by the same guarantors, and is secured by liens on substantially all of the borrower’s assets and the assets of the guarantors.

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

Deferred Financing Fees

As of August 31, 2013, deferred financing fees, net of amortization, of $146.0 million are reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended August 31, 2013 and August 31, 2012, we amortized $6.3 million and $5.2 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In conjunction with the June 3, 2013, Second Amendment to our Credit Agreement, we evaluated the refinancing transactions in accordance with ASC 470-50-40 Debt—Modifications and Extinguishments—Derecognition to determine if the refinancing of our Tranche B-1 Term Loan and Euro Term Loan were modifications or extinguishments of the original term loans. Each lender involved in the Second Amendment refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the first quarter of fiscal 2014 we capitalized an additional $11.9 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. The remaining lenders who chose not to participate were determined to be extinguishments. As a result, in the first quarter of fiscal 2014, $0.7 million of the unamortized balance of the applicable deferred financing fees were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In addition, we expensed $10.6 million in third-party costs incurred related to the modifications which were included in acquisition related and other costs in our Condensed Consolidated Statements of Operations in the first quarter of fiscal 2014.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Infor Lux Bond Company (Lux Bond Co), our parent company, has debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment thereto, dated as of April 5, 2012.

As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter may be paid in cash and the fixed rate will be reduced by 50 basis points per annum for that quarter. For fiscal 2013, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 16, Related Party Transactions – Due to/from Affiliate. As of August 31, 2013, and May 31, 2013, the total balance outstanding related to the Lux PIK Term Loan was $166.8 million and $161.4 million, respectively. The balance as of August 31, 2013, includes accrued interest of $5.4 million as Lux Bond Co did not elect to pay the first quarter of fiscal 2014 interest in cash.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the Lux PIK Term Loan and accordingly we have not reflected the Lux PIK Term Loan in our consolidated financial statements for any of the periods presented. While not contractually required to do so, we believe that any voluntary servicing of the Lux PIK Term Loan in future periods will not materially impact our ability to service our own debt and that our cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our debt service obligations for the foreseeable future.

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. We provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. Interim period income tax benefits and expenses are measured using an estimated annual effective tax rate. For the three-month periods ended August 31, 2013 and August 31, 2012, our estimated global effective tax rates were 20.1% and (753.8)%, respectively, after considering those entities for which no tax benefit from operating losses is expected to occur during the respective year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate for the periods presented and make any necessary changes to adjust the rate for the applicable interim period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the interim period in which the discrete event occurs.

Our income tax benefit and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended
	August 31,
(in millions, except percentages)	2013	2012
Income tax provision	$5.8	$29.4
Effective income tax rate	20.1%	(753.8)%

The change in the effective tax rates for the three-month period ended August 31, 2013, compared to the three months ended August 31, 2012, was primarily due to a change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), a decrease in Subpart F inclusions, the tax benefit created in the current year by the Netherlands Innovation Box, changes in various withholding tax, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the change of the valuation allowance for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, and tax law changes in Australia, Denmark and the United Kingdom. The current effective tax rate for the three-month period ended August 31, 2013, reflects the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), decreases in Subpart F inclusions, the tax benefit created by the Netherlands Innovation Box, a reduction in various foreign withholding taxes, a change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, tax law changes in Denmark and the UK, and changes in the valuation allowances required to be recorded for various foreign subsidiary net operating losses.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2018. We are generally no longer subject to tax examination domestically for years prior to fiscal year 2009. We are currently under several federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2018. We are generally no longer subject to tax examination internationally for years prior to fiscal year 2007. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

During the upcoming twelve months ending August 31, 2014, we expect a net reduction of approximately $17.6 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

During the three-month period ended August 31, 2013, we recorded a net increase of valuation allowances totaling $1.4 million that were recorded against deferred tax assets at various domestic and foreign legal entities. Based on estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding the ability to realize some of the deferred tax assets. We continue to monitor and weigh both positive and negative evidence related to the future ability to realize these assets. If it is determined that the evidence indicates that it is more likely than not that we will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Following the Infor combination transaction that occurred on April 5, 2012, we completed several organizational restructuring actions and we continue to evaluate various other tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While we have not finalized additional plans at this time, we expect to conclude such plans during the second and third quarter of fiscal 2014. Until that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss) (1)
Balance, May 31, 2013	$98.9	$(8.9)	$90.0
Other comprehensive income (loss)	(20.2)	(0.1)	(20.3)

Balance, August 31, 2013	$78.7	$(9.0)	$69.7

(1)	Accumulated other comprehensive income (loss) is presented net of tax provision of $0.9 million and $0.9 million as of August 31, 2013, and May 31, 2013, respectively.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in either period.

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
August 31, 2013
Foreign currency translation adjustment	$(20.2)	$—	$(20.2)
Change in funded status of defined benefit plans	(0.1)	—	(0.1)

Other comprehensive income (loss)	$(20.3)	$—	$(20.3)

August 31, 2012
Foreign currency translation adjustment	$62.7	$—	$62.7
Change in funded status of defined benefit plans	(0.3)	—	(0.3)

Other comprehensive income (loss)	$62.4	$—	$62.4

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $12.6 million and $14.1 million for the three-month periods ended August 31, 2013 and August 31, 2012, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. Accrued litigation as of August 31, 2013, and May 31, 2013, was $9.8 million and $12.1 million, respectively. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

On August 16, 2013, the District Court issued an Opinion and Order finding Lawson in contempt of its May 23, 2011 injunction, awarding damages to ePlus in the amount of $18,167,950 (plus post-judgment interest at an annual rate of 0.12%), denying ePlus’ request for enhanced damages and attorney’s fees, and imposing a coercive remedy in the daily amount of $62,362 payable to the Court, unless and until Lawson establishes that it is in compliance with the Court’s injunction order by September 20, 2013. Lawson filed a stay request in the District Court, which granted the request to stay the money judgment to ePlus, but denied the request to stay the deadline to demonstrate compliance. Lawson noticed a timely appeal and filed a motion for stay with the United States Court of Appeals for the Federal Circuit of the District Court’s August 16, 2013 ruling. On September 19, 2013, the Court of Appeals entered a stay order providing that “(1) Lawson shall not have to demonstrate compliance with the May 23, 2011 injunction order during the pendency of its appeal of the Contempt Order; (2) Lawson shall not have to pay the $62,362 per day fine, which will not accrue during the pendency of its appeal; and (3) the $62,362 per day fine will only begin to accrue if Lawson is unsuccessful on appeal.” The Court of Appeals denied the stay in part, stating that if Lawson did not comply with the injunction and did not prevail on appeal, Lawson would be liable for compensatory damages, interest or fees “to the extent appropriate.” Lawson believes it has a strong likelihood of success in its appeal based on the arguments it asserted in its motion for stay filed with the Court of Appeals, among other arguments.

On September 20, 2013, Lawson submitted to the District Court a Report of Compliance, limited to software configurations with the decommissioned RSS module and Procurement Punchout. Lawson states in that submission that it is in compliance with the District Court injunction as it pertains to those configurations.

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

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of August 31, 2013, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of August 31, 2013, and May 31, 2013.

15. Segment and Geographic Information

We are a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We provide industry-specific and other enterprise software products and related services to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products & retail and hospitality industries. We serve customers in the Americas, EMEA and APAC geographic regions.

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 1, Nature of Business and Basis of Presentation – Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic, product, and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and sales margin for these three segments.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
August 31, 2013
Revenues	$106.9	$365.5	$180.4	$652.8
Cost of revenues	15.8	62.4	144.3	222.5
Direct sales costs	85.1	—	—	85.1

Sales margin	$6.0	$303.1	$36.1	$345.2

Sales margin %	5.6%	82.9%	20.0%	52.9%

August 31, 2012
Revenues	$105.6	$357.7	$175.3	$638.6
Cost of revenues	15.2	62.3	140.5	218.0
Direct sales costs	82.4	—	—	82.4

Sales margin	$8.0	$295.4	$34.8	$338.2

Sales margin %	7.6%	82.6%	19.9%	53.0%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Three Months Ended August 31,
(in millions)	2013	2012
Reportable segment revenues	$652.8	$638.6
Purchase accounting revenue adjustments (1)	(2.5)	(6.8)

Total revenues	$650.3	$631.8

Reportable segment sales margin	$345.2	$338.2
Other unallocated costs and operating expenses (2)	165.9	159.6
Amortization of intangible assets and depreciation	63.9	73.0
Restructuring	2.2	5.5

Income from operations	113.2	100.1
Total other expense, net	84.3	104.0

Income (loss) before income tax	$28.9	$(3.9)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
August 31, 2013
Software license fees and subscriptions	$67.5	$28.6	$9.5	$105.6
Product updates and support fees	224.7	110.7	29.6	365.0

Software revenues	292.2	139.3	39.1	470.6
Consulting services and other fees	86.6	75.7	17.4	179.7

Total revenues	$378.8	$215.0	$56.5	$650.3

August 31, 2012
Software license fees and subscriptions	$58.6	$33.6	$8.6	$100.8
Product updates and support fees	219.2	106.7	31.2	357.1

Software revenues	277.8	140.3	39.8	457.9
Consulting services and other fees	85.5	69.1	19.3	173.9

Total revenues	$363.3	$209.4	$59.1	$631.8

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
August 31, 2013	$44.9	$25.8	$3.2	$73.9
May 31, 2013	$42.9	$25.0	$3.4	$71.3

The following table sets forth our revenues by country for the periods indicated:

(in millions)	Three Months Ended August 31,
Revenues	2013	2012
United States	$332.6	$310.8
All other countries	317.7	321.0

Total revenues	$650.3	$631.8

Revenues attributable to the United States, our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	August 31,	May 31,
Long-Lived Tangible Assets	2013	2013
United States	$44.1	$42.1
Germany	9.9	9.7
All other countries	19.9	19.5

Total long-lived tangible assets	$73.9	$71.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Party Transactions

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

Golden Gate Capital

During the first three months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.5 million and $1.4 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At August 31, 2013, $0.3 million of these fees remained unpaid.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.3 million and $0.5 million in the first three months of fiscal 2014 and 2013, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made payments to companies owned by Golden Gate Capital of an insignificant amount and approximately $0.3 million in the first three months of fiscal 2014 and 2013, respectively.

Summit Partners

During the first three months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $0.5 million and $0.5 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at August 31, 2013. We had no sales to companies owned by Summit Partners in the first three months of fiscal 2014 or the corresponding prior period. We have made an insignificant amount of payments to companies owned by Summit Partners in the first three months of fiscal 2014 with none in the corresponding prior period.

Due from Affiliates

Infor, through certain of our subsidiaries, had net receivables from Lux Bond Co of $27.4 million and $30.1 million as of August 31, 2013, and May 31, 2013, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets. In fiscal 2013, we funded quarterly interest payments totaling $18.2 million that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In the first quarter of fiscal 2014, Lux Bond Co did not elect to pay interest in cash and we did not fund the quarterly interest payment. Any future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co.

In addition, Infor has entered into a tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co, that was effective as of April 5, 2012. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first quarter of fiscal 2014, we recorded $2.7 million under the terms of the Tax Allocation Agreement as a reduction to the receivable from Lux Bond Co as of August 31, 2013.

17. Supplemental Guarantor Financial Information

The 9.375%, 10.0% and 11.5% senior notes issued by Infor (US), Inc. are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of August 31, 2013, and May 31, 2013, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters ended August 31, 2013 and August 31, 2012, and our Condensed Consolidating Statements of Cash Flows for the three months ended August 31, 2013 and August 31, 2012.

During the third quarter of fiscal 2013, we restructured certain of our legal entities which altered the make-up of our Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. As a result of this reorganization of our legal structure, all financial information set forth below as of and for the periods ended August 31, 2013, and all prior periods presented have been retrospectively adjusted to, reflect our current organizational structure.

During the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Lux Bond Co. Previously, the receivables were classified on our Consolidated Balance Sheets as other assets. Based upon our review of the nature of transactions that resulted in these receivables and our expectation as to the timing of the payments, we corrected our presentation of our affiliate receivables and reclassified the balance from other assets to receivable from stockholders on our Consolidated Balance Sheets as of May 31, 2013. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statement of Cash Flows. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. As permitted by applicable accounting guidance, we have presented revised cash flow information below for the fiscal quarter ended August 31, 2012.

Condensed Consolidating Balance Sheets

	August 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$117.8	$—	$363.2	$—	$481.0
Accounts receivable, net	—	125.8	6.8	188.2	—	320.8
Prepaid expenses	—	47.8	15.9	43.7	—	107.4
Income tax receivable	0.1	18.1	0.5	16.1	—	34.8
Other current assets	—	1.6	—	14.7	—	16.3
Affiliate receivable	—	332.2	268.3	23.8	(624.3)	—
Deferred tax assets	—	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	662.2	294.3	666.2	(624.4)	998.4
Property and equipment, net	—	27.0	17.2	29.7	—	73.9
Intangible assets, net	—	648.0	12.2	372.2	—	1,032.4
Goodwill	—	2,240.6	62.7	1,843.3	—	4,146.6
Deferred tax assets	0.3	—	4.8	83.8	(5.1)	83.8
Other assets	—	6.5	7.7	19.9	—	34.1
Deferred financing fees, net	—	146.0	—	—	—	146.0
Affiliate receivable	—	1,067.1	1.3	118.6	(1,187.0)	—
Investment in subsidiaries	—	1,432.3	—	—	(1,432.3)	—

Total assets	$0.4	$6,229.7	$400.2	$3,133.7	$(3,248.8)	$6,515.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$25.8	$—	$23.4	$—	$49.2
Income taxes payable	—	—	—	34.3	—	34.3
Accrued expenses	—	173.5	27.4	158.3	—	359.2
Deferred tax liabilities	0.1	—	—	4.2	(0.1)	4.2
Deferred revenue	—	503.8	15.4	313.6	—	832.8
Affiliate payable	29.4	290.3	225.2	79.4	(624.3)	—
Current portion of long-term obligations	—	22.3	—	—	—	22.3

Total current liabilities	29.5	1,015.7	268.0	613.2	(624.4)	1,302.0
Long-term debt	—	5,320.0	—	—	—	5,320.0
Deferred tax liabilities	—	177.3	—	53.3	(5.1)	225.5
Affiliate payable	58.5	119.4	0.4	1,008.7	(1,187.0)	—
Other long-term liabilities	—	65.4	8.4	149.6	—	223.4
Losses in excess of investment in subsidiaries	468.1	—	—	—	(468.1)	—

Total liabilities	556.1	6,697.8	276.8	1,824.8	(2,284.6)	7,070.9
Total stockholders’ equity (deficit)	(555.7)	(468.1)	123.4	1,308.9	(964.2)	(555.7)

Total liabilities and stockholders’ deficit	$0.4	$6,229.7	$400.2	$3,133.7	$(3,248.8)	$6,515.2

	May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$89.5	$—	$332.4	$—	$421.9
Accounts receivable, net	—	161.3	6.2	239.7	—	407.2
Prepaid expenses	—	51.2	15.4	41.9	—	108.5
Income tax receivable	0.1	15.8	0.5	16.1	—	32.5
Other current assets	—	2.1	0.4	16.1	—	18.6
Affiliate receivable	—	314.7	222.1	47.3	(584.1)	—
Deferred tax assets	—	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	653.5	247.4	710.0	(584.2)	1,026.8
Property and equipment, net	—	24.6	17.5	29.2	—	71.3
Intangible assets, net	—	682.0	13.2	392.5	—	1,087.7
Goodwill	—	2,240.6	62.7	1,836.5	—	4,139.8
Deferred tax assets	0.2	—	5.8	87.8	(6.0)	87.8
Other assets	—	7.0	10.5	19.1	—	36.6
Deferred financing fees, net	—	141.1	—	—	—	141.1
Affiliate receivable	—	1,049.0	11.0	119.0	(1,179.0)	—
Investment in subsidiaries	—	1,404.8	—	—	(1,404.8)	—

Total assets	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$19.0	$—	$21.6	$—	$40.6
Income taxes payable	—	0.3	—	28.4	—	28.7
Accrued expenses	—	150.2	30.0	186.2	—	366.4
Deferred tax liabilities	0.1	—	—	4.3	(0.1)	4.3
Deferred revenue	—	552.2	13.6	361.9	—	927.7
Affiliate payable	29.4	258.1	193.2	103.4	(584.1)	—
Current portion of long-term obligations	—	91.2	—	—	—	91.2

Total current liabilities	29.5	1,071.0	236.8	705.8	(584.2)	1,458.9
Long-term debt	—	5,232.9	—	—	—	5,232.9
Deferred tax liabilities	—	186.1	—	50.9	(6.0)	231.0
Affiliate payable	58.3	119.8	0.4	1,000.5	(1,179.0)	—
Other long-term liabilities	—	69.2	11.5	151.5	—	232.2
Losses in excess of investment in subsidiaries	476.4	—	—	—	(476.4)	—

Total liabilities	564.2	6,679.0	248.7	1,908.7	(2,245.6)	7,155.0
Total stockholders’ equity (deficit)	(563.9)	(476.4)	119.4	1,285.4	(928.4)	(563.9)

Total liabilities and stockholders’ deficit	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

Condensed Consolidating Statements of Operations

	Three Months Ended August 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$62.4	$1.3	$41.9	$—	$105.6
Product updates and support fees	—	203.0	7.3	154.7	—	365.0

Software revenues	—	265.4	8.6	196.6	—	470.6
Consulting services and other fees	—	71.9	2.9	104.9	—	179.7

Total revenues	—	337.3	11.5	301.5	—	650.3

Operating expenses:
Cost of software license fees and subscriptions	—	10.3	1.0	6.2	0.2	17.7
Cost of product updates and support fees	—	30.5	0.9	29.7	1.3	62.4
Cost of consulting services and other fees	—	55.5	2.3	84.0	2.3	144.1
Sales and marketing	—	47.1	6.8	44.4	1.4	99.7
Research and development	—	45.4	2.2	39.6	2.7	89.9
General and administrative	—	5.8	27.3	22.1	(7.9)	47.3
Amortization of intangible assets and depreciation	—	36.9	3.0	24.0	—	63.9
Restructuring costs	—	(0.3)	0.2	2.3	—	2.2
Acquisition related and other costs	—	10.8	—	(0.9)	—	9.9
Affiliate (income) expense, net	—	36.9	(36.4)	(0.5)	—	—

Total operating expenses	—	278.9	7.3	250.9	—	537.1

Income from operations	—	58.4	4.2	50.6	—	113.2

Other expense, net:
Interest expense, net	—	98.7	—	0.2	—	98.9
Affiliate interest (income) expense, net	—	(14.8)	—	14.8	—	—
Loss on extinguishment of debt	—	0.7	—	—	—	0.7
Other (income) expense, net	—	4.5	(0.1)	(19.7)	—	(15.3)

Total other expense, net	—	89.1	(0.1)	(4.7)	—	84.3

Income (loss) before income tax	—	(30.7)	4.3	55.3	—	28.9
Income tax provision (benefit)	—	(6.7)	0.9	11.6	—	5.8
Equity in (earnings) loss of subsidiaries	(23.1)	(47.1)	—	—	70.2	—

Net income (loss)	$23.1	$23.1	$3.4	$43.7	$(70.2)	$23.1

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$55.0	$1.2	$44.6	$—	$100.8
Product updates and support fees	—	196.7	7.1	153.3	—	357.1

Software revenues	—	251.7	8.3	197.9	—	457.9
Consulting services and other fees	—	69.0	2.9	102.0	—	173.9

Total revenues	—	320.7	11.2	299.9	—	631.8

Operating expenses:
Cost of software license fees and subscriptions	—	9.4	1.1	7.0	0.1	17.6
Cost of product updates and support fees	—	31.0	0.5	29.8	1.0	62.3
Cost of consulting services and other fees	—	54.6	2.6	81.0	1.9	140.1
Sales and marketing	—	45.1	3.0	49.2	1.2	98.5
Research and development	—	43.6	0.1	37.0	2.0	82.7
General and administrative	—	10.6	23.7	22.0	(6.2)	50.1
Amortization of intangible assets and depreciation	—	41.7	3.7	27.6	—	73.0
Restructuring costs	—	0.6	0.1	4.8	—	5.5
Acquisition related and other costs	—	(0.7)	2.6	—	—	1.9
Affiliate (income) expense, net	—	32.0	(33.2)	1.2		—

Total operating expenses	—	267.9	4.2	259.6	—	531.7

Income (loss) from operations	—	52.8	7.0	40.3	—	100.1

Other expense, net:
Interest expense, net	—	108.2	—	—	—	108.2
Affiliate interest (income) expense, net	—	(19.4)	—	19.4	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	8.4	0.3	(12.9)	—	(4.2)

Total other expense, net	—	97.2	0.3	6.5	—	104.0

Income (loss) before income tax	—	(44.4)	6.7	33.8	—	(3.9)
Income tax provision (benefit)	1.3	8.2	2.0	17.9	—	29.4
Equity in (earnings) loss of subsidiaries	32.0	(20.6)	—	—	(11.4)	—

Net income (loss)	$(33.3)	$(32.0)	$4.7	$15.9	$11.4	$(33.3)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended August 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$23.1	$23.1	$3.4	$43.7	$(70.2)	$23.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(20.2)	—	(20.2)
Defined benefit plan funding status, net of tax	—	—	—	(0.1)	—	(0.1)

Total other comprehensive income (loss)	—	—	—	(20.3)	—	(20.3)

Comprehensive income (loss)	$23.1	$23.1	$3.4	$23.4	$(70.2)	$2.8

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(33.3)	$(32.0)	$4.7	$15.9	$11.4	$(33.3)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	62.7	—	62.7
Defined benefit plan funding status, net of tax	—	—	—	(0.3)	—	(0.3)

Total other comprehensive income (loss)	—	—	—	62.4	—	62.4

Comprehensive income (loss)	$(33.3)	$(32.0)	$4.7	$78.3	$11.4	$29.1

Condensed Consolidating Statements of Cash Flows

	Three Months Ended August 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$34.8	$(7.8)	$50.5	$—	$77.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	0.4	—	(0.7)	—	(0.3)
Change in restricted cash	—	—	—	(1.6)	—	(1.6)
Purchases of property, equipment and software	—	(5.3)	(1.8)	(1.3)	—	(8.4)

Net cash used in investing activities	—	(4.9)	(1.8)	(3.6)	—	(10.3)

Cash flows from financing activities:
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(0.1)	—	(0.5)	—	(0.6)
Proceeds from issuance of debt	—	937.7	—	—	—	937.7
Payments on long-term debt	—	(933.5)	—	—	—	(933.5)
(Payments) proceeds from affiliate within group	—	6.2	9.6	(15.8)	—	—
Deferred financing fees	—	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	—	(1.6)	9.6	(16.3)	—	(8.3)

Effect of exchange rate changes on cash and cash equivalents		—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	28.3	—	30.8	—	59.1
Cash and cash equivalents at the beginning of the period	—	89.5	—	332.4	—	421.9

Cash and cash equivalents at the end of the period	$—	$117.8	$—	$363.2	$—	$481.0

	Three Months Ended August 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$26.3	$3.5	$(3.6)	$—	$26.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(39.6)	—	(39.6)
Change in restricted cash	—	—	—	0.4	—	0.4
Purchases of property, equipment and software	—	(5.9)	(3.4)	(1.0)	—	(10.3)

Net cash used in investing activities	—	(5.9)	(3.4)	(40.2)	—	(49.5)

Cash flows from financing activities:
Loans to stockholders	—	(2.8)	—	—	—	(2.8)
Payments on capital lease obligations	—	—	(0.1)	(0.1)	—	(0.2)
Proceeds from issuance of debt	—	—	—	—	—	—
Payments on long-term debt	—	(22.7)	—	—	—	(22.7)
(Payments) proceeds from affiliate within group	—	(34.6)	—	34.6	—	—
Deferred financing fees	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(60.1)	(0.1)	34.5	—	(25.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	—	(39.7)	—	(3.1)	—	(42.8)
Cash and cash equivalents at the beginning of the period	—	164.4	—	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$124.7	$—	$216.9	$—	$341.6

18. Subsequent Events

On September 13, 2013, we entered into certain interest rate protection hedging agreements related to borrowings under our Credit Agreement. We entered into interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. These interest rate swaps have a forward effective date of March 31, 2015, with a 30 month term expiring September 29, 2017. We entered into the interest rate swaps for hedging purposes only and not for speculation. We have designated the interest rate swaps as cash flow hedges and we anticipate that these hedges will be highly effective at their inception and on an on-going basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended August 31, 2013, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2013, which are included in the Annual Report on Form 10-K that we filed with the SEC on August 2, 2013, and related notes thereto.

Hereafter, any reference to Infor, we, our, us or the Company refers to Infor, Inc. and its consolidated subsidiaries.

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

We specialize in and target specific industries (or verticals), and have industry-specific business units that leverage our industry-oriented products and teams. We provide industry-specific enterprise software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products & retail and hospitality industries. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on less specialized software programs that take more time and cost to tailor to our target customers’ specific needs. Augmenting our vertical-specific applications, we have leading horizontal software applications, including our CRM, EAM, HCM, SCM and financial application suites, which, through our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across verticals.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,700 employees worldwide and have offices in 40 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2014, our Americas, EMEA and APAC regions generated approximately 58.2%, 33.1% and 8.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

First Quarter Fiscal 2014 Overview

In the first quarter of fiscal 2014, we realized positive revenue growth in all revenue categories while controlling our costs when compared to the first quarter of fiscal 2013. The revenue growth was seen across all regions and revenue types, with the exception of software license fees and subscription revenue in EMEA. The impact of continued economic headwinds in EMEA was offset by strong revenue growth in the Americas. The positive revenue growth resulted in an increase in income from operations of $13.1 million, or 13.1%, when compared to the same quarter in fiscal 2013.

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

Fiscal 2013 Acquisitions

During fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Fiscal 2014 Acquisitions

During the first quarter of fiscal 2014, we did not complete any acquisitions.

Financing Activities

In the second quarter of fiscal 2013, we entered into the First Amendment to our Credit Agreement pursuant which we refinanced the outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million Tranche B-2 Term Loan and reduced the applicable interest rate margin by 1.0%. Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Most recently, in the first quarter of fiscal 2014, we entered into the Second Amendment to our Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with a new $483.0 million Tranche B-3 Term Loan and a new €350.0 million Euro Tranche B Term Loan. Pursuant to the Second Amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Under this amendment, the Credit Agreement was also amended to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such quarter. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, $250.0 million of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

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

For the first quarter of fiscal 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 6.3% and strengthened by approximately 1.6%, respectively, as compared to the average exchange rates for first quarter of fiscal 2013.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Three Months Ended August 31, 2013 vs. 2012
Revenues:
Software license fees and subscriptions	$—	$4.8	$4.8	—%	4.8%	4.8%
Product updates and support fees	1.3	6.6	7.9	0.4	1.8	2.2

Software revenues	1.3	11.4	12.7	0.3	2.5	2.8
Consulting services and other fees	1.3	4.5	5.8	0.7	2.6	3.3

Total revenues	$2.6	$15.9	$18.5	0.4%	2.5%	2.9%

Total operating expenses	$2.5	$2.9	$5.4	0.5%	0.5%	1.0%

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

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Annual Report on Form 10-K that we filed with the SEC on August 2, 2013. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•	Revenue Recognition;

•	Business Combinations;

•	Restructuring;

•	Valuation of Accounts Receivable;

•	Valuation of Goodwill and Intangible Assets;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Contingencies – Litigation Reserves; and

•	Equity-Based Compensation

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2014.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended August 31,		Quarterly Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$105.6	$100.8	4.8%	4.8%
Product updates and support fees	365.0	357.1	2.2	1.8

Software revenues	470.6	457.9	2.8	2.5
Consulting services and other fees	179.7	173.9	3.3	2.6

Total revenues	650.3	631.8	2.9	2.5

Operating expenses:
Cost of software license fees and subscriptions	17.7	17.6	0.6	0.6
Cost of product updates and support fees	62.4	62.3	0.2	—
Cost of consulting services and other fees	144.1	140.1	2.9	2.1
Sales and marketing	99.7	98.5	1.2	1.4
Research and development	89.9	82.7	8.7	7.9
General and administrative	47.3	50.1	(5.6)	(6.0)
Amortization of intangible assets and depreciation	63.9	73.0	(12.5)	(13.0)
Restructuring costs	2.2	5.5	(60.0)	(61.8)
Acquisition related and other costs	9.9	1.9	421.1	415.8

Total operating expenses	537.1	531.7	1.0	0.5

Income from operations	113.2	100.1	13.1	13.0

Interest expense, net	98.9	108.2	(8.6)	(8.6)
Loss on extinguishment of debt	0.7	—	—	—
Other (income) expense, net	(15.3)	(4.2)	264.3	231.0

Income (loss) before income tax	28.9	(3.9)	NM	NM
Income tax provision (benefit)	5.8	29.4	(80.3)%	(80.3)%

Net income (loss)	$23.1	$(33.3)	NM	NM

*	NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended August 31, 2013 and August 31, 2012, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended August 31,		Quarterly Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$105.6	$100.8	4.8%	4.8%
Product updates and support fees	365.0	357.1	2.2	1.8

Software revenues	470.6	457.9	2.8	2.5
Consulting services and other fees	179.7	173.9	3.3	2.6

Total revenues	$650.3	$631.8	2.9%	2.5%

Total Revenues. We generate revenues from licensing software, providing product updates and support related to our licensed products and providing consulting services. We utilize written contracts as the means to establish the terms and conditions by which our products, product updates and support and consulting services are sold to our customers. As our product updates and support and consulting services are primarily attributable to our licensed products, growth in our product updates and support and consulting services is generally tied to the level of our license contracting activity.

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2013, for a more complete description of our revenue recognition policy.

Total revenues increased by 2.5% in the first quarter of fiscal 2014 compared to the similar period of fiscal 2013, excluding the favorable foreign currency impact of 0.4%. On a constant currency basis, the increase was due to growth in each of our revenue lines with our software license fees and subscriptions up 4.8%, our product updates and support fees up 1.8%, and our consulting services and other fees revenues up 2.6% quarter-over-quarter.

Software License Fees and Subscriptions. Our software license fees and subscriptions primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. Software license fees and subscriptions also include revenues related to our SaaS offerings.

Fiscal 2014 first quarter software license fees and subscriptions revenues increased by 4.8% compared to the first quarter last year, excluding an insignificant foreign currency rate impact. At constant currency, the increase was primarily due to a 4.1% increase in revenues related to higher volume of SaaS revenues. In addition, we had increased license fees revenues as a result of an increase in licensing transactions greater than $250,000 in the current quarter compared to the similar quarter last year, primarily in our Americas and APAC regions, which more than offset a decrease in the volume of licensing transactions less than $250,000.

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

Product updates and support fees increased by 1.8%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the first quarter last year. At constant currency, the increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition.

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

Consulting services and other fees increased by 2.6%, excluding the favorable foreign currency impact of 0.7% in the current quarter compared to the first quarter last year. At constant currency, the increase was primarily due to increased consultant utilization in our EMEA region as well as the contribution of revenues in the current quarter from companies we acquired in fiscal 2013, with no corresponding amount in the comparable prior period.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $850.9 million at August 31, 2013, compared to $949.0 million at May 31, 2013.

The following table sets forth the components of deferred revenue:

	August 31,	May 31,
(in millions)	2013	2013
Software license fees and subscriptions	$39.8	$40.0
Product updates and support fees	742.7	837.4
Consulting services and other fees	68.4	71.6

Total deferred revenue	850.9	949.0
Less: current portion	832.8	927.7

Deferred revenue - non-current	$18.1	$21.3

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended August 31,		Quarterly Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$17.7	$17.6	0.6%	0.6%
Cost of product updates and support fees	62.4	62.3	0.2	—
Cost of consulting services and other fees	144.1	140.1	2.9	2.1
Sales and marketing	99.7	98.5	1.2	1.4
Research and development	89.9	82.7	8.7	7.9
General and administrative	47.3	50.1	(5.6)	(6.0)
Amortization of intangible assets and depreciation	63.9	73.0	(12.5)	(13.0)
Restructuring costs	2.2	5.5	(60.0)	(61.8)
Acquisition related and other costs	9.9	1.9	421.1	415.8

Total operating expenses	$537.1	$531.7	1.0%	0.5%

Cost of Software License Fees and Subscriptions. Cost of software license fees and subscriptions includes royalties to third-parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also resell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales in our revenue mix. In addition, cost of software license fees and subscriptions reflects costs related to our SaaS offerings, which include hosting, data center, support, infrastructure and other related costs.

Cost of software license fees and subscriptions increased by 0.6%, excluding an insignificant foreign currency rate impact, in the current quarter compared to the first quarter of fiscal 2013. At constant currency, this increase was primarily related to higher SaaS costs in-line with our higher SaaS revenues in the quarter, which more than offset lower third-party costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees were flat in the current quarter compared to the corresponding prior period, excluding the unfavorable foreign currency impact of 0.2%. At constant currency, increased employee-related support costs in the quarter offset decreased third-party costs.

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

Cost of consulting services and other fees increased by 2.1%, excluding the unfavorable foreign currency impact of 0.8%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in employee-related costs including increased incentive compensation somewhat offset by decreased travel costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 1.4%, excluding the favorable foreign currency impact of 0.2%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses increased as a result of net employee-related sales costs including an increase in commission costs in-line with higher licensing activity in the current quarter offset by a decrease in travel costs.

Research and Development. Research and development expenses consist primarily of personnel related expenditures.

Research and development expense increased by 7.9%, excluding the unfavorable foreign currency impact of 0.8%, in the current quarter compared to the first quarter last year. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to a net increase of 267, or 7.9%, in our developer headcount in the first quarter of fiscal 2014 as compared to the first quarter last year as we continue to make significant investments in our development capacity in fiscal 2014. In addition, overhead allocations increased based on the higher headcount.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 6.0%, excluding the unfavorable foreign currency impact of 0.4%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, this decrease was primarily related to lower employee-related costs as a result of a net decrease of 48, or 3.2%, in our administrative functions’ headcount in the first quarter of fiscal 2014 as compared to the similar period last year primarily due to our restructuring activities in fiscal 2013. The decrease in employee-related administrative costs included a decrease in incentive compensation and travel costs.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 13.0%, excluding the unfavorable impact of foreign currency of 0.5%, in the current quarter compared to the first quarter last year. This decrease was primarily the result of certain acquisition-related intangible assets being fully amortized in fiscal 2013 with no corresponding expense recorded in the first quarter of fiscal 2014.

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

We recorded restructuring charges of approximately $2.2 million and $5.5 million in the first quarter of fiscal 2014 and in the first quarter last year, respectively, related to our various restructuring actions.

The fiscal 2014 restructuring charges were for employee severance costs related to first quarter actions taken primarily in our sales and professional services organization.

The restructuring charges recorded in fiscal 2013, were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions.

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

First quarter fiscal 2014 acquisition related and other costs of $9.9 million increased by approximately $8.0 million compared to $1.9 million in the first quarter last year.

For the three months ended August 31, 2013, acquisition related and other costs included costs related primarily to our first quarter refinancing activities. For the comparable period ended August 31, 2012, costs were primarily related to our acquisition and reorganization financing activities, acquisition transaction costs and integration costs related to the combination of Infor’s operating entities.

Non-Operating Income and Expenses

	Three Months Ended August 31,		Quarterly Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
Interest expense, net	$98.9	$108.2	(8.6)%	(8.6)%
Loss on extinguishment of debt	0.7	—	—	—
Other (income) expense, net	(15.3)	(4.2)	264.3	231.0

Total non-operating expenses	$84.3	$104.0	(18.9)%	(17.6)%

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $9.3 million, or 8.6% to $98.9 million in the current quarter compared to $108.2 million in the corresponding prior period. The decrease in interest expense was primarily due to a decrease in outstanding debt balances and lower interest rates as a result of the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013 and the refinancing of our Tranche B-1 Term Loan and our Euro Term Loan in the first quarter of fiscal 2014. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $11.3 million quarter-over-quarter. This decrease was somewhat offset by an increase in amortization of deferred financing fees of $1.1 million primarily due to the capitalization of additional fees related to the refinancing transactions and an increase of $0.6 million in amortization of debt discounts.

Loss on Extinguishment of Debt. The $0.7 million loss on extinguishment of debt recorded in the three-months ended August 31, 2013, represented the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first quarter for those lenders treated as an extinguishment rather than a modification of debt. We did not record any loss on extinguishment of debt in the corresponding period last year.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $15.3 million in the current quarter compared to $4.2 million net income in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended August 31,		Quarterly Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
Income tax provision	$5.8	$29.4	(80.3)%	(80.3)%
Effective income tax rate	20.1%	(753.8)%

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

The change in the effective tax rates for the three-month period ended August 31, 2013, compared to the similar period last year was primarily due to the change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, , the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), a decrease in Subpart F inclusions, the tax benefit created in the current year by the Netherlands Innovation Box, changes in various withholding tax, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the change of the valuation allowance for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, and tax law changes in Australia, Denmark and the United Kingdom. The items accounting for the difference between income taxes computed at the statutory rate and the expense from income taxes primarily relate to the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), Subpart F inclusions, the tax benefit created by the Netherlands Innovation Box, foreign withholding taxes, differences in foreign statutory rates, state income taxes and unrecognized tax benefits.

Following the Infor combination transaction that occurred on April 5, 2012, we completed several organizational restructuring actions and we continue to evaluate various other tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While we have not finalized additional specific plans at this time, we expect to finalize such plans during the second and third quarter of fiscal 2014. At that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income and operating margin provides meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets, to serve as a measurement for incentive compensation awards and to manage expenditures. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. We believe these non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to users because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required and/or permitted by our lenders in our reporting to them.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
GAAP revenues	$650.3	$631.8	2.9%	2.5%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	1.3	4.8
Purchase accounting impact on product updates and support fees	0.5	0.6
Purchase accounting impact on consulting services and other fees	0.7	1.4

Total non-GAAP revenue adjustments	2.5	6.8

Non-GAAP revenues	$652.8	$638.6	2.2%	1.8%

Non-GAAP Income from Operations

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency
GAAP income from operations	$113.2	$100.1	13.1%	13.0%
GAAP operating margin	17.4%	15.8%
Non-GAAP revenue adjustments	2.5	6.8
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	(0.2)	(0.4)
Amortization	57.3	66.1
Equity-based compensation	2.6	1.3
Acquisition related and other costs	9.9	1.9
Restructuring costs	2.2	5.5

Total non-GAAP costs and operating expense adjustments	71.8	74.4

Non-GAAP income from operations	$187.5	$181.3	3.4%	3.0%

Non-GAAP operating margin	28.7%	28.4%

The non-GAAP adjustments we make to our reported GAAP results are primarily related to purchase accounting and other acquisition matters, significant non-cash accounting charges and restructuring charges. Our primary non-GAAP reconciling items are as follows:

Purchase Accounting Impact on Revenue. Our non-GAAP financial results include pro forma adjustments to increase software license fees and subscriptions, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software license fees and subscriptions, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software license fees and subscriptions, product updates and support fees, and consulting services and other fees. We believe the inclusion of the pro forma revenue adjustment provides users a helpful alternative view of our operations.

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

Liquidity and Capital Resources

(in millions, except percentages)	Three Months Ended August 31,
Cash Flows	2013	2012	Change
Cash provided by (used in):
Operating activities	$77.5	$26.2	195.8%
Investing activities	(10.3)	(49.5)	(79.2)
Financing activities	(8.3)	(25.7)	(67.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	6.2	(96.8)%

Net change in cash and cash equivalents	$59.1	$(42.8)	NM

*	NM - Percentage not meaningful

(in millions, except percentages)	August 31,	May 31,
Capital Resources	2013	2013	Change
Working capital deficit	$(303.6)	$(432.1)	(29.7)%
Cash and cash equivalents	$481.0	$421.9	14.0%

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

In the fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash. These acquisitions were not significant, either individually or in the aggregate. We did not complete any acquisitions in the first quarter of fiscal 2014. See Note 3, Acquisitions.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from our customers, for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our Annual Report on Form 10-K that we filed with the SEC on August 2, 2013, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for the remainder of fiscal 2014 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended August 31, 2013, was $77.5 million. Our net income plus non-cash items provided $80.2 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $2.7 million. The uses of cash were primarily from a $99.7 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31. This use of cash was almost entirely offset by an $83.9 million decrease in accounts receivable, net, $7.9 million related to our income tax receivable/payable and a $6.4 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities for the three-month period ended August 31, 2012, was $26.2 million. Net loss from operations plus non-cash items provided $55.9 million in cash. Changes in operating assets and liabilities used cash of $29.7 million, primarily from a $56.6 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to a payment of fiscal year end incentives. Another significant use of cash was a $52.7 million decrease in deferred revenue, primarily due to the timing of maintenance renewals. A significant portion of our U.S. maintenance renews on May 31. These uses of cash were partially offset by a $54.7 million decrease in accounts receivable, net and $21.6 million related to our income tax receivable/payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.3 million in the three-month period ended August 31, 2013. The primary use of cash was $8.4 million used to purchase property, equipment and software.

Net cash used in investing activities was $49.5 million in the three-month period ended August 31, 2012. The primary use of cash was $39.6 million net cash used for our acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.3 million in the three-month period ended August 31, 2013. The primary uses of cash were $933.5 million in debt repayments, $11.9 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B-1Term Loan and Euro Term Loan. These uses of cash were mostly offset by $937.7 million from the issuance of debt related to our first quarter debt refinancing.

Net cash used in financing activities was $25.7 million in the three-month period ended August 31, 2012. The primary use of cash was $22.7 million in debt repayments.

Effect of Exchange Rate Changes

For the three months ended August 31, 2013, changes in foreign currency exchange rates resulted in a $0.2 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $6.2 million during the three months ended August 31, 2012.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $303.6 million at August 31, 2013, compared to $432.1 million at May 31, 2013. At August 31, 2013, our cash increased by $59.1 million compared to the balance at May 31, 2013. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of fiscal 2014, the most significant changes in our current assets, other than cash, included a decrease in our accounts receivable, net, of $86.4 million. During the first three months of fiscal 2014 the most significant change in our current liabilities included a decrease in deferred revenue of $94.9 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals. The current portion of long-term obligations changed significantly, which decreased by $68.9 million due to the current quarter refinancing of our debt.

Cash and Cash Equivalents

As of August 31, 2013, we had $481.0 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of August 31, 2013, $117.8 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $363.2 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	August 31, 2013		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate
Infor first lien Term B-1 due October 5, 2016	$—	—%	$340.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,512.8	5.250%	2,779.1	5.250%
Infor first lien Term B-3 due June 3, 2020	479.8	3.750%	—	—%
Infor first lien Euro Term due April 5, 2018	—	—%	321.7	6.750%
Infor first lien Euro Term B due June 3, 2020	460.1	4.000%	—	—%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	330.5	10.000%	324.9	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(15.9)		(16.6)

Total long-term debt	5,342.3		5,324.1
Less: current portion	22.3		91.2

Total long-term debt - non-current	$5,320.0		$5,232.9

As of August 31, 2013, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended pursuant to the First Amendment to the Credit Agreement and the

Second Amendment to the Credit Agreement, each as described below.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $23.1 million of letters of credit have reduced the amount available under the Revolver to $126.9 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in the case of certain situations.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver outstanding as of the last day of such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Refinancing Amendments

On June 3, 2013, we entered into the Second Amendment to the Credit Agreement (as amended). The Second Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020, which is an extension of approximately three and a half years compared to the original Tranche B-1 Term Loan maturity date. Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020, which is an extension of approximately two years compared to the original Euro Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-3 Term Loan and Euro Tranche B Term Loan are guaranteed by the same guarantors, and are secured by liens on substantially all of the borrower’s assets and the assets the guarantors. The Second Amendment also amended the Credit Agreement to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and then only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such fiscal quarter.

Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

On September 27, 2012, we entered into the First Amendment to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25%, or an alternate base rate, plus a margin of 3.0% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by the same guarantors, and is secured by liens on substantially all of the borrower’s assets and the assets of the guarantors.

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

Restricted Cash

We had approximately $8.7 million of restricted cash as of August 31, 2013, which has been reflected in other assets on our Condensed Consolidated Balance Sheets. The restricted cash balance relates primarily to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, our total contractual obligations at May 31, 2013, were $7,460.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended August 31, 2013. At August 31, 2013, we had recorded a liability for uncertain tax positions of $184.5 million. Over the next 12 months, we expect a net reduction of approximately $17.6 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 48.9% and 50.8% of our total revenues for the first three months of fiscal 2014 and 2013, respectively. International cost of revenues and operating expenses accounted for 47.9% and 49.5% of our total cost of revenues and operating expenses for the first three months of fiscal 2014 and 2013, respectively.

As of August 31, 2013, and May 31, 2013, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.1% and 7.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.8% and 4.0% as of August 31, 2013, and May 31, 2013, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 0.5% as of August 31, 2013, and May 31, 2013, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of August 31, 2013, and May 31, 2013, we had $5.3 billion and $5.3 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at August 31, 2013, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floors of 1.00%, 1.25% or 2.25%. On August 31, 2013, the three-month LIBOR and EURIBOR rates were 0.26% and 0.22%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the August 31, 2013, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Legal, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

A detailed discussion of our risk factors can be found in our Annual Report on Form 10-K, filed with the SEC on August 2, 2013, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 52 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2013

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

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013 formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at August 31, 2013 and May 31, 2013,

ii.	Condensed Consolidated Statements of Operations for the three months ended August 31, 2013 and 2012,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2013 and 2012,

iv.	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012, and

v.	Notes to Condensed Consolidated Financial Statements.