Form 10-Q
period 2013-11-30
Infor, Inc.
filed 2014-01-10
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

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

The number of shares of our common stock outstanding on January 6, 2014, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended November 30, 2013, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, filed with the SEC on August 2, 2013, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS	November 30, 2013	May 31, 2013
Current assets:
Cash and cash equivalents	$395.9	$421.9
Accounts receivable, net	364.5	407.2
Prepaid expenses	107.9	108.5
Income tax receivable	35.7	32.5
Other current assets	32.5	18.6
Deferred tax assets	38.3	38.1

Total current assets	974.8	1,026.8

Property and equipment, net	75.1	71.3
Intangible assets, net	983.7	1,087.7
Goodwill	4,196.0	4,139.8
Deferred tax assets	84.0	87.8
Other assets	34.5	36.6
Deferred financing fees, net	139.4	141.1

Total assets	$6,487.5	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40.8	$40.6
Income taxes payable	30.0	28.7
Accrued expenses	370.7	366.4
Deferred tax liabilities	3.9	4.3
Deferred revenue	721.6	927.7
Current portion of long-term obligations	22.4	91.2

Total current liabilities	1,189.4	1,458.9

Long-term debt	5,333.4	5,232.9
Deferred tax liabilities	220.7	231.0
Other long-term liabilities	240.4	232.2

Total liabilities	6,983.9	7,155.0

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at November 30, 2013 and May 31, 2013	-	-
Additional paid-in capital	1,253.4	1,247.6
Receivable from stockholders	(31.2)	(30.1)
Accumulated other comprehensive income	66.7	90.0
Accumulated deficit	(1,785.3)	(1,871.4)

Total stockholders’ deficit	(496.4)	(563.9)

Total liabilities and stockholders’ deficit	$6,487.5	$6,591.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Revenues:
Software license fees and subscriptions	$134.1	$120.6	$239.7	$221.4
Product updates and support fees	367.4	363.0	732.4	720.1

Software revenues	501.5	483.6	972.1	941.5
Consulting services and other fees	197.0	198.9	376.7	372.8

Total revenues	698.5	682.5	1,348.8	1,314.3

Operating expenses:
Cost of software license fees and subscriptions(1)	24.3	20.2	42.0	37.8
Cost of product updates and support fees (1)	64.0	63.6	126.4	125.9
Cost of consulting services and other fees (1)	151.2	150.0	295.3	290.1
Sales and marketing	113.3	114.1	213.0	212.6
Research and development	95.6	85.1	185.5	167.8
General and administrative	39.3	50.7	86.6	100.8
Amortization of intangible assets and depreciation	64.6	68.8	128.5	141.8
Restructuring costs	3.4	4.1	5.6	9.6
Acquisition-related and other costs	0.3	12.7	10.2	14.6

Total operating expenses	556.0	569.3	1,093.1	1,101.0

Income from operations	142.5	113.2	255.7	213.3

Other expense, net:
Interest expense, net	98.4	103.4	197.3	211.6
Loss on extinguishment of debt	-	1.8	0.7	1.8
Other (income) expense, net	(29.1)	25.0	(44.4)	20.8

Total other expense, net	69.3	130.2	153.6	234.2

Income (loss) before income tax	73.2	(17.0)	102.1	(20.9)
Income tax provision	10.2	5.7	16.0	35.1

Net income (loss)	$63.0	$(22.7)	$86.1	$(56.0)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

Net income (loss)	$63.0	$(22.7)	$86.1	$(56.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	6.2	38.2	(14.0)	100.9
Defined benefit plan funding status, net of tax	(0.3)	(0.2)	(0.4)	(0.5)
Unrealized gain (loss) on derivative instruments, net of tax	(8.9)	-	(8.9)	-

Total other comprehensive income (loss)	(3.0)	38.0	(23.3)	100.4

Comprehensive income	$60.0	$15.3	$62.8	$44.4

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$86.1	$(56.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	128.5	141.8
Provision for doubtful accounts, billing adjustments and sales allowances	6.1	5.1
Deferred income taxes	(7.9)	(6.0)
Non-cash (gain) loss on foreign currency	(44.2)	20.9
Non-cash interest	14.3	11.7
Non-cash loss on extinguishment of debt	0.7	1.3
Equity-based compensation expense	5.8	2.8
Other	(0.9)	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	9.1	9.0
Accounts receivable, net	44.0	55.4
Income tax receivable/payable	3.0	30.2
Deferred revenue	(218.0)	(200.9)
Accounts payable, accrued expenses and other liabilities	(4.0)	(58.0)

Net cash provided by (used in) operating activities	22.6	(42.7)

Cash flows from investing activities:
Acquisitions, net of cash acquired	0.4	(39.8)
Change in restricted cash	(20.5)	1.8
Purchases of property, equipment and software	(15.9)	(18.1)

Net cash used in investing activities	(36.0)	(56.1)

Cash flows from financing activities:
Loans to stockholders	(1.1)	(5.6)
Payments on capital lease obligations	(1.2)	(0.7)
Proceeds from issuance of debt	937.7	2,778.9
Payments on long-term debt	(942.9)	(2,801.6)
Deferred financing fees	(11.9)	(27.6)

Net cash used in financing activities	(19.4)	(56.6)

Effect of exchange rate changes on cash and cash equivalents	6.8	9.5

Net decrease in cash and cash equivalents	(26.0)	(145.9)
Cash and cash equivalents at the beginning of the period	421.9	384.4

Cash and cash equivalents at the end of the period	$395.9	$238.5

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in acquisitions, net of cash acquired	$-	$51.0
Liabilities assumed in acquisitions	$-	$11.2

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

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

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). Our Condensed Consolidated Financial Statements include the accounts of Infor and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2013, and other amounts presented herein as of May 31, 2013, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended May 31, 2013, included in our Annual Report on Form 10-K, filed with the SEC on August 2, 2013.

Revision of Prior Period Financial Statements

During the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Infor Lux Bond Company (Lux Bond Co), a subsidiary of IGS Intermediate Holdings and Infor’s direct parent company, and presented our affiliate receivables as receivable from stockholders on our Consolidated Balance Sheets. Previously, the receivables were classified as other assets. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statement of Cash Flows. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these changes and concluded that they were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of the error in the current filing. The revisions resulted in a $5.6 million reclassification from Cash flows from financing activities to Cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows for the six-month period ended November 30, 2012.

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Factors used to identify our reportable operating segments include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance. We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer. See Note 16, Segment and Geographic Information.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, fair value of contingent consideration related to our acquisitions, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We believe these estimates and assumptions are reasonable under the circumstances and they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

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

Revenue Recognition

We generate revenues primarily by licensing software, providing product updates and support and providing consulting services to our customers. We record revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition and ASC 605, Revenue Recognition, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Revenue is recorded net of applicable taxes.

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (SaaS) offerings. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $15.9 million and $10.5 million in the second quarter of fiscal 2014 and 2013, respectively, and $30.6 million and $21.1 million in the first six months of fiscal 2014 and 2013, respectively.

Allowances for Doubtful Accounts, Cancellations and Billing Adjustments

We have established an allowance for estimated billing adjustments and an allowance for estimated amounts that will not be collected. We record provisions for billing adjustments as a reduction of revenue and provisions for doubtful accounts as a component of general and administrative expense in our Condensed Consolidated Statements of Operations. We review specific accounts, including significant accounts with balances past due over 90 days, for collectability based on circumstances known at the date of the financial statements. In addition, we maintain reserves based on historical billing adjustments and write-offs. These estimates are reviewed periodically and consider specific customer situations, historical experience and write-offs, customer credit-worthiness, current economic trends and changes in customer payment terms. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, a change in the allowance would be necessary in the period such determination is made which would affect current and future results of operations. Accounts receivable are charged against the allowance when we determine it is probable the receivable will not be recovered.

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2013	$16.0
Provision	3.8
Write-offs and recoveries	(3.8)
Currency translation effect	0.2

Balance, November 30, 2013	$16.2

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2013	$10.7
Provision	2.3
Write-offs	(4.9)
Currency translation effect	0.2

Balance, November 30, 2013	$8.3

Derivative Financial Instruments

In accordance with ASC 815, Derivatives and Hedging, we record derivative instruments on our Condensed Consolidated Balance Sheets as assets or liabilities at their fair value. Changes in their fair value are recognized currently in our results of operations in other (income) expense, net on our Condensed Consolidated Statements of Operations unless certain specific hedge accounting criteria are met. These criteria include among other things that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The unrealized gains (losses) resulting from changes in the fair value of the derivative instruments are reflected as a component of stockholders’ deficit in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets. Cash inflows or outflows associated with the derivative instruments are included in cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows, as are the related interest payments.

We use interest rate swaps to limit our exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. Interest rate swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. These cash flow hedges are typically designated as accounting hedges until the time the underlying hedged instrument changes. Individual swaps are designated as hedges of our variable rate debt. The periodic settlement of our interest rate swaps will be recorded as interest expense in our Condensed Consolidated Statements of Operations. We entered into the interest rate swaps for hedging purposes only and not for trading or speculation.

We are exposed to certain credit-related risks in the event of non-performance by the counterparties to our derivative financial instruments. The credit risk is limited to unrealized gains related to our derivative instruments in the case that any of the counterparties fail to perform as agreed under the terms of the applicable agreements. To mitigate this risk, we only enter into agreements with counterparties that have investment-grade credit ratings.

The additional disclosures regarding derivatives are included in Note 5, Fair Value, Note 13, Comprehensive Income (Loss), and Note 15, Derivative Financial Instruments.

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss except for the effect of exchange rates on long-term intercompany transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $28.8 million and net foreign exchange losses of $25.1 million for the three months ended November 30, 2013 and 2012, respectively. In the first six months of fiscal 2014 and 2013 we recognized net foreign currency exchange gains of $44.2 million and net foreign currency exchange losses of $20.9 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

Certain transaction gains and losses are generated from intercompany balances that are not considered to be long-term in nature that will be settled between subsidiaries. The intercompany balances are a result of normal transfer pricing transactions among various operating subsidiaries, as well as certain loans initiated between subsidiaries. The proceeds from these loans were primarily used to fund various acquisitions. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 11, Debt. Unlike translation gains and losses which occur by revaluing a subsidiary’s financial statements into our reporting currency, the transaction gains or losses recognized when revaluing this debt affects functional currency cash flows and is included in determining net income or loss for the period in which exchange rates change. Changes in exchange rates create unrealized gains and losses at each reporting date until the balances are settled and recognized in our results of operations. When the balances are settled, the unrealized gains and losses become realized.

Adoption of New Accounting Pronouncements

None.

Recent Accounting Pronouncements — Not Yet Adopted

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This guidance is effective for annual periods beginning after December 15, 2013 (our fiscal 2015). Early adoption and retrospective application are permitted. We are currently evaluating how the adoption of this guidance will affect our presentation of unrecognized tax benefits and the impact it may have on our financial position, results of operations or cash flows.

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

3. Acquisitions

Fiscal 2014

In the first six months of fiscal 2014, we did not complete any acquisitions.

Fiscal 2013

In fiscal 2013, we made five acquisitions for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings, two of which were completed in the first six months of fiscal 2013. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate, and their results were not material to our results for the six months ended November 30, 2013, or the comparable period ended November 30, 2012.

The purchase consideration related to certain of these acquisitions is subject to post-closing adjustments and may include additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. We have estimated the fair value of the contingent consideration to be $12.0 million and $13.2 million as of November 30, 2013, and May 31, 2013, respectively. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and approximately $54.6 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the six months ended November 30, 2013, was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2013	$849.6	$3,012.9	$277.3	$4,139.8
Currency translation effect	12.7	39.7	3.8	56.2

Balance, November 30, 2013	$862.3	$3,052.6	$281.1	$4,196.0

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2014. We performed a Step 1 goodwill impairment assessment as of September 30, 2013. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of November 30, 2013. We have no accumulated impairment charges related to our goodwill.

5. Fair Value

Fair Value Hierarchy

The FASB has established guidance on financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and guidance for nonfinancial asset and liabilities that are recognized at fair value on a nonrecurring basis. This guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The above-mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of November 30, 2013, and May 31, 2013:

	November 30, 2013

	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$-	$-	$12.0	$12.0
Derivative instruments	-	14.5	-	14.5

Total	$-	$14.5	$12.0	$26.5

	May 31, 2013

	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$-	$-	$13.2	$13.2
Derivative instruments	-	-	-	-

Total	$-	$-	$13.2	$13.2

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based primarily on readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the credit risk of the counterparties. As such, these derivative instruments are included in Level 2 inputs. See Note 15, Derivative Financial Instruments.

Contingent consideration relates to certain of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. In future periods, until settled, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. See Note 3, Acquisitions.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2014 or fiscal 2013. The following table reconciles the change in our Level 3 liabilities for the first six months of fiscal 2014:

		Fair Value Measurements Using Significant Unobservable Inputs
(in millions)		Level 3
Balance, May 31, 2013	$	13.2
Total gain recorded in earnings		(1.2)

Balance, November 30, 2013	$	12.0

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of November 30, 2013, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of November 30, 2013, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of November 30, 2013, and May 31, 2013, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes on each reporting date, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At November 30, 2013, and May 31, 2013, the total carrying value of our long-term debt was approximately $5.4 billion and $5.3 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.6 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	November 30, 2013	May 31, 2013

Accounts receivable	$325.4	$368.9
Unbilled accounts receivable	55.3	54.3
Less: allowance for doubtful accounts	(16.2)	(16.0)

Accounts receivable, net	$364.5	$407.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	November 30, 2013			May 31, 2013

(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,802.4	$1,036.6	$765.8	$1,776.0	$942.7	$833.3	2 - 15
Acquired and developed technology	1,028.3	820.0	208.3	1,011.7	771.4	240.3	2 - 10
Tradenames	136.9	127.3	9.6	135.6	121.5	14.1	1 - 20

Total	$2,967.6	$1,983.9	$983.7	$2,923.3	$1,835.6	$1,087.7

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012

Customer contracts and relationships	$38.0	$40.3	$75.6	$80.7
Acquired and developed technology	17.5	17.3	34.8	40.5
Tradenames	2.3	2.6	4.6	5.2

Total	$57.8	$60.2	$115.0	$126.4

The estimated future annual amortization expense related to these intangible assets as of November 30, 2013, was as follows:

(in millions)
Fiscal 2014 (remaining 6 months)	$115.3
Fiscal 2015	205.3
Fiscal 2016	180.4
Fiscal 2017	131.9
Fiscal 2018	81.5
Fiscal 2019	70.5
Thereafter	198.8

Total	$983.7

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)		November 30, 2013		May 31, 2013

Accrued compensation and employee benefits	$	144.2	$	159.4
Accrued taxes other than income		29.8		27.2
Accrued royalties and partner commissions		38.1		44.1
Accrued litigation		2.5		12.0
Accrued professional fees		9.3		7.2
Accrued subcontractor expense		7.8		6.4
Accrued interest		75.0		45.8
Accrued restructuring		10.5		15.0
Accrued retirement obligation		8.4		7.7
Deferred rent		12.7		9.5
Accrued other		32.4		32.1

Accrued expenses	$	370.7	$	366.4

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

Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. During the third quarter of fiscal 2013, several of our parent company’s equity grants that had been classified as equity awards were modified to allow for a cash settlement option which caused these grants to be classified as liability awards at the parent company. Accordingly, we have recorded equity compensation expense of $2.1 million and $3.4 million in the current quarter and year-to-date period ending November 30, 2013, respectively, related to these liability awards. The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012

Sales and marketing	$1.3	$0.5	$2.3	$0.8
Research and development	1.3	0.3	2.2	0.6
General and administrative	0.6	0.7	1.3	1.4

Total	$3.2	$1.5	$5.8	$2.8

10. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition related and other restructuring costs. These restructuring charges represent severance associated with redundant positions and costs related to redundant office locations. No business activities of the companies that we have acquired were discontinued. The workforce reductions were typically from all functional areas of our operations.

Fiscal 2014 Restructuring Charges

We have incurred restructuring costs totaling $8.8 million during the first six months of fiscal 2014 relating to employee severance costs primarily for personnel in our sales and professional services organizations. We made cash payments of approximately $4.4 million during the first six months of fiscal 2014 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2014.

Fiscal 2013 Restructuring Charges

During fiscal 2013, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. In the first six months of fiscal 2014, we recorded restructuring cost reversals of $0.4 million related to these severance actions and exited facilities. We made cash payments of approximately $3.8 million during the first six months of fiscal 2014 related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in fiscal 2013. These restructuring charges included costs related to employee severance and accruals for costs related to facilities exited during fiscal 2013. In the first six months of fiscal 2014, we recognized $0.1 million in additional expenses related to these severance actions. During the first six months of fiscal 2014, we made $0.5 million in cash payments related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2013, we had completed a series of acquisitions as well as certain restructuring activities. In the first six months of fiscal 2014, we recorded restructuring cost reversals of $2.9 million related to these severance actions and exited facilities. We made net cash payments of $2.4 million related to these previous actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six-month period ended November 30, 2013. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
(in millions)	Balance May 31, 2013	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance November 30, 2013	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2014 restructuring
Severance	$-	$8.8	$-	$-	$(4.4)	$4.4	$8.8	$8.8

Total fiscal 2014 restructuring	-	8.8	-	-	(4.4)	4.4	8.8	8.8

Fiscal 2013 restructuring
Severance	7.9	-	(1.7)	0.3	(3.3)	3.2	13.1	13.1
Facilities and other	0.5	-	1.3	-	(0.5)	1.3	2.0	2.0

Total fiscal 2013 restructuring	8.4	-	(0.4)	0.3	(3.8)	4.5	15.1	15.1

Fiscal 2013 acquisition-related
Severance	0.6	-	0.1	-	(0.5)	0.2	0.9	0.9

Total fiscal 2013 acquisition-related	0.6	-	0.1	-	(0.5)	0.2	0.9	0.9

Previous restructuring

Severance	1.6	-	(0.4)	0.1	(0.6)	0.7	14.0	14.0
Facilities and other	0.1	-	(0.1)	-	-	-	1.3	1.3

Total previous restructuring	1.7	-	(0.5)	0.1	(0.6)	0.7	15.3	15.3

Previous acquisition-related
Severance	0.8	-	0.1	-	(0.3)	0.6	54.7	54.7
Facilities and other	6.4	-	(2.5)	-	(1.5)	2.4	21.8	21.8

Total previous acquisition-related	7.2	-	(2.4)	-	(1.8)	3.0	76.5	76.5

Total restructuring	$17.9	$8.8	$(3.2)	$0.4	$(11.1)	$12.8	$116.6	$116.6

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
License	$0.7	$2.4	$1.4	$2.1
Maintenance	-	-	(0.3)	(0.2)
Consulting	2.0	1.5	3.2	1.5
General and administrative and other functions	0.7	0.2	1.3	6.2

Total restructuring costs	$3.4	$4.1	$5.6	$9.6

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	November 30, 2013		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate

Infor first lien Term B-1 due October 5, 2016	$-	-%	$340.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,505.9	5.250%	2,779.1	5.250%
Infor first lien Term B-3 due June 3, 2020	478.6	3.750%	-	-%
Infor first lien Euro Term due April 5, 2018	-	-%	321.7	6.750%
Infor first lien Euro Term B due June 3, 2020	471.8	4.000%	-	-%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	339.7	10.000%	324.9	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(15.2)		(16.6)

Total long-term debt	5,355.8		5,324.1
Less: current portion	22.4		91.2

Total long-term debt - non-current	$5,333.4		$5,232.9

The weighted average interest rate at November 30, 2013, and May 31, 2013, was 6.74% and 7.10%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of November 30, 2013:

(in millions)

Fiscal 2014 (remaining 6 months)	$	4.7
Fiscal 2015		36.5
Fiscal 2016		37.5
Fiscal 2017		37.5
Fiscal 2018		2,427.0
Fiscal 2019		1,924.3
Thereafter		903.5

Total	$	5,371.0

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.4 million of letters of credit have reduced the amount available under the Revolver to $141.6 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

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

Refinancing Amendments

Subsequent to quarter end, on January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended) which refinanced the outstanding balance of our Tranche B-2 Term Loan with a new $2,550.0 million Tranche B-5 Term Loan. See Note 19, Subsequent Event – Refinancing Amendment.

On October 9, 2013, we entered into the Third Amendment to the Credit Agreement (as amended) to reflect a technical change clarifying certain defined terms added pursuant to the Second Amendment.

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

Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, $250.0 million of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

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

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal balance of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

The outstanding balance of the Tranche B-2 Term Loan was refinanced with proceeds from our Tranche B-5 Term Loan under the Fourth Amendment to our Credit Agreement as discussed above.

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

Deferred Financing Fees

As of November 30, 2013, deferred financing fees, net of amortization, of $139.4 million were reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended November 30, 2013 and 2012, we amortized $6.6 million and $5.8 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2014 and 2013, we amortized $12.9 million and $11.0 million, respectively, in deferred financing fees.

In conjunction with the June 3, 2013, Second Amendment to our Credit Agreement, we evaluated the refinancing transactions in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of our Tranche B-1 Term Loan and Euro Term Loan were modifications or extinguishments of the original term loans. Each lender involved in the Second Amendment refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the first quarter of fiscal 2014 we capitalized $11.9 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. The remaining lenders who chose not to participate were determined to be extinguishments. As a result, in the first quarter of fiscal 2014, $0.7 million of the unamortized balance of the applicable deferred financing fees were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In addition, we expensed $10.6 million in third-party costs incurred related to the modifications, which were included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations in the first quarter of fiscal 2014 and are reflected in our year-to-date results.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Lux Bond Co, our direct parent company, has debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment thereto, dated as of April 5, 2012.

As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter may be paid in cash and the fixed rate will be reduced by 50 basis points per annum for that quarter. For fiscal 2013 and in the second quarter of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 17, Related Party Transactions – Due to/from Affiliate. As of November 30, 2013, and May 31, 2013, the total balance outstanding related to the Lux PIK Term Loan was $166.8 million and $161.4 million, respectively. The balance as of November 30, 2013, includes accrued interest of $5.4 million as Lux Bond Co did not elect to pay the first quarter of fiscal 2014 interest in cash.

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

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. We provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. Interim period income tax benefits and expenses are measured using an estimated annual effective tax rate. For the six-month periods ended November 30, 2013 and 2012, our estimated global effective tax rates were 15.7% and (167.9)%, respectively, after considering those entities for which no tax benefit from operating losses is expected to occur during the respective year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate for the periods presented and make any necessary changes to adjust the rate for the applicable interim period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, acquisitions, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes. We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the interim period in which the discrete event occurs.

Our income tax benefit and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except percentages)	2013	2012	2013	2012

Income tax provision	$10.2	$5.7	$16.0	$35.1
Effective income tax rate	13.9%	(33.5)%	15.7%	(167.9)%

The change in the effective tax rates for the three and six-month periods ended November 30, 2013, compared to the three and six months ended November 30, 2012, was primarily due to a change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, a decrease in Subpart F inclusions, the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), the tax benefit created in the current year by the Netherlands Innovation Box, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, tax law changes in Australia, Denmark, Sweden, and the United Kingdom, the change of the valuation allowance for various foreign deferred tax assets including foreign subsidiary net operating losses not providing benefits, and changes in various withholding tax.

The current effective tax rates for the three and six-month periods ended November 30, 2013, reflect the decrease in Subpart F inclusions, the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), the tax benefit created by the Netherlands Innovation Box, a reduction in various foreign withholding taxes, a change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, changes in the valuation allowances required to be recorded for various foreign subsidiary net operating losses, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, and tax law changes in Denmark and the United Kingdom.

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

During the upcoming twelve months ending November 30, 2014, we expect a net reduction of approximately $17.5 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

During the six-month period ended November 30, 2013, we recorded a net increase of valuation allowances totaling $2.0 million that were recorded against deferred tax assets at various domestic and foreign legal entities. Based on estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding the ability to realize some of the deferred tax assets. We continue to monitor and weigh both positive and negative evidence related to the future ability to realize these assets. If it is determined that the evidence indicates that it is more likely than not that we will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Following the Infor combination transaction that occurred on April 5, 2012, we completed several organizational restructuring actions and we continue to evaluate various other tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While we have not finalized additional plans at this time, we expect to conclude such plans during the third and fourth quarter of fiscal 2014. Until that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise from non-stockholder transactions impacting stockholders’ deficit that are not included in the statement of operations and are reported as a separate component of stockholders’ deficit. Other comprehensive income (loss) includes the change in foreign currency translation adjustments, changes in defined benefit plan obligations, and unrealized gain (loss) on derivative instruments.

We report accumulated other comprehensive income as a separate line item in the stockholders’ deficit section of our Condensed Consolidated Balance Sheets. We report the components of comprehensive income (loss) on our Condensed Consolidated Statements of Comprehensive Income.

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income
Balance, May 31, 2013	$98.9	$(8.9)	$-	$90.0
Other comprehensive income (loss)	(14.0)	(0.4)	(8.9)	(23.3)

Balance, November 30, 2013	$84.9	$(9.3)	$(8.9)	$66.7

(1)	Funded status of defined benefit pension plan is presented net of tax provision of $0.9 million and $0.9 million as of November 30, 2013 and May 31, 2013, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $5.6 million as of November 30, 2013.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in any of the periods presented.

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
November 30, 2013
Foreign currency translation adjustment	$6.2	$-	$6.2
Change in funded status of defined benefit plans	(0.3)	-	(0.3)
Derivative instruments unrealized gain (loss)	(14.5)	5.6	(8.9)

Other comprehensive income (loss)	$(8.6)	$5.6	$(3.0)

November 30, 2012
Foreign currency translation adjustment	$38.2	$-	$38.2
Change in funded status of defined benefit plans	(0.2)	-	(0.2)
Derivative instruments unrealized gain (loss)	-	-	-

Other comprehensive income (loss)	$38.0	$-	$38.0

(in millions)	Before-Tax	Income Tax	Net-of-Tax
Six Months Ended	Amount	(Expense) Benefit	Amount
November 30, 2013
Foreign currency translation adjustment	$(14.0)	$-	$(14.0)
Change in funded status of defined benefit plans	(0.4)	-	(0.4)
Derivative instruments unrealized gain (loss)	(14.5)	5.6	(8.9)

Other comprehensive income (loss)	$(28.9)	$5.6	$(23.3)

November 30, 2012
Foreign currency translation adjustment	$100.9	$-	$100.9
Change in funded status of defined benefit plans	(0.5)	-	(0.5)
Derivative instruments unrealized gain (loss)	-	-	-

Other comprehensive income (loss)	$100.4	$-	$100.4

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.2 million and $14.6 million for the three-month periods ended November 30, 2013 and November 30, 2012, respectively. For the first six months of fiscal 2014 and 2013, total rent expense for operating leases was $25.8 million and $28.7 million, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of November 30, 2013, and May 31, 2013, we have accrued $2.5 million and $12.1 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued a number of defendants, including Infor (US), Inc. (then known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. Prior to trial, the district court excluded all of ePlus’ evidence of damages, and as a result, only liability issues were submitted to the jury. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary Supply Chain Management products we offer, namely Requisition Self Service (RSS), RSS and Procurement Punchout (Punchout), and/or RSS, Punchout and Electronic Data Interface (EDI), as well as its M3 e-Procurement System, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement of RSS. Since May 18, 2011, Lawson has made RQC available free of charge to all of its customers that had a product configuration that included RSS. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting our S3 Procurement System, when used in combination with RSS, RSS and Punchout and/or RSS, Punchout and EDI, and its M3 e-Procurement System, in the United States, although the effect of such injunction was stayed for six months for certain of our health care customers. Lawson took an appeal to the United States Court of Appeals for the Federal Circuit as to the liability issues and one aspect of the injunction; ePlus filed a cross-appeal as to damages.

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

On November 21, 2012, the United States Court of Appeals for the Federal Circuit decided the direct appeal, affirming-in-part, reversing-in-part, vacating-in-part, and remanding the case to the District Court. The jury’s verdict of liability on one method claim (applicable to two of Lawson’s accused configurations) was affirmed; all other liability findings were reversed. As part of the reversal the two system claims that are directed to the making, using and selling of specific types of procurement systems were invalidated as a matter of law. The Circuit Court also affirmed the trial court’s rulings against ePlus on damages. The case was remanded for consideration of changes that are required to be made to the injunction in light of the liability rulings in Lawson’s favor. On December 21, 2012, ePlus filed a Petition in the Federal Circuit seeking rehearing of the liability rulings against it in the Court’s November 21, 2012, decision, which Petition was denied on January 29, 2013. The Petition did not raise the damages issues, thus making final ePlus’ non-entitlement to infringement damages.

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

On August 16, 2013, the District Court issued an Opinion and Order finding Lawson in contempt of its May 23, 2011 injunction, awarding damages to ePlus in the amount of $18,167,950 (plus post-judgment interest at an annual rate of 0.12%), denying ePlus’ request for enhanced damages and attorney’s fees, and imposing a coercive remedy in the daily amount of $62,362 payable to the Court, unless and until Lawson establishes that it is in compliance with the Court’s injunction order by September 20, 2013. Lawson filed a stay request in the District Court, which granted the request to stay the money judgment to ePlus, but denied the request to stay the deadline to demonstrate compliance. Lawson noticed a timely appeal and filed a motion for stay with the United States Court of Appeals for the Federal Circuit of the District Court’s August 16, 2013 ruling. On September 19, 2013, the Court of Appeals entered a stay order providing that “(1) Lawson shall not have to demonstrate compliance with the May 23, 2011, injunction order during the pendency of its appeal of the Contempt Order; (2) Lawson shall not have to pay the $62,362 per day fine, which will not accrue during the pendency of its appeal; and (3) the $62,362 per day fine will only begin to accrue if Lawson is unsuccessful on appeal.” The Court of Appeals denied the stay in part, stating that if Lawson did not comply with the injunction and did not prevail on appeal, Lawson would be liable for compensatory damages, interest or fees “to the extent appropriate.”

On September 20, 2013, Lawson submitted to the District Court a Report of Compliance, limited to software configurations with the decommissioned RSS module and Procurement Punchout. Lawson states in that submission that it is in compliance with the District Court injunction as it pertains to those configurations. Relying on the stay issued by the Court of Appeals, Lawson has not complied with the injunction as it pertains to the RQC module and Procurement Punchout, and the propriety of the injunction in that regard is an issue on appeal.

As previously noted, on direct appeal, the Federal Circuit Court of Appeals held two of the five infringed claims to be invalid. More recently, a final determination of the Board of Patent Appeals and Interferences (BPAI) invalidated the remaining three claims, including the single claim that is the basis for the modified injunction. ePlus appealed that administrative determination to the Federal Circuit Court of Appeals and, on November 8, 2013, the Circuit Court issued a judgment order summarily affirming the BPAI’s finding of invalidity. On December 23, 2013, ePlus petitioned the Circuit Court for panel rehearing, and rehearing en banc, of the November 8th summary order. Thus, the Lawson appeals from the injunction and contempt order are pending and the mandate has not issued on the judgment rejecting ePlus’ appeal from the BPAI’s invalidation of the patent claims. Lawson believes it has a strong likelihood of success in its appeal.

Given the inherent unpredictability of judicial proceedings, the pending appeal of the District Court’s injunction order, damages ruling and contempt finding, as well as the right of either party to appeal an unfavorable decision from any ruling made on the merits of the contempt application, we cannot predict with certainty at this time whether, or to what extent, the injunction will continue in effect, or the eventual outcome of the contempt proceeding. However, if the invalidity judgment based on the BPAI’s decisions becomes final, the Patent and Trademark Office would then formally cancel the patent claims. Lawson believes that elimination of the patent claims would result in termination of the existing injunction against Lawson, and should result in a complete dismissal of the litigation brought by ePlus.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of November 30, 2013, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of November 30, 2013, and May 31, 2013.

15. Derivative Financial Instruments

In the second quarter of fiscal 2014, we entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See

Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation and we anticipate that these hedges will be highly effective at their inception and on an on-going basis. These interest rate swaps have a forward effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at

(in millions)	Notional Amount	Derivative Base	Classification Asset (Liability)	November 30, 2013	May 31, 2013
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Other long-term liabilities	$(6.5)	$-
Interest rate swap	212.6	2.4740%	Other long-term liabilities	(3.3)	-
Interest rate swap	212.6	2.4750%	Other long-term liabilities	(3.3)	-
Interest rate swap	94.5	2.4725%	Other long-term liabilities	(1.4)	-

Total	$945.0		Total, net asset (liability)	$(14.5)	$-

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of Operations	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	Location	2013	2012	2013	2012
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(14.5)	$-	$(14.5)	$-

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$-	$-	$-	$-

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of November 30, 2013, none of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately four years.

16. Segment and Geographic Information

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

Maintenance —Our Maintenance segment provides software updates and product support including when-and-if-available upgrades, release updates, regulatory updates and patches, access to our knowledge base and technical support team, technical advice and application management. Generally, these services are provided under annual contracts. Infor’s maintenance agreements are comprehensive customer support programs which entitle customers to various levels of support to meet their specific needs. Infor’s maintenance and customer support offerings are delivered through our global support organization operating from our support centers around the world. Maintenance revenues include product updates and support fees revenues which represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. These revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Consulting—Our Consulting segment provides software implementation, customization, integration, training and other consulting services related to Infor’s software products. Services in this segment are generally provided under time and materials contracts, and in certain situations, under fixed-fee or maximum-fee contracts. Infor’s consulting offerings range from initial assessment and planning of a project to the actual implementation and post-implementation of a project, including optimizing a customer’s use of our software, as well as training and learning tools designed to help customers become proficient in using Infor’s software quickly and effectively. Consulting services and other revenue include consulting services and other fees revenues from services provided to customers who have licensed Infor’s products.

The measure we use to assess our reportable segments’ operating performance is sales margin. Reportable segment sales margin includes segment revenues net of direct controllable costs. Segment revenues include adjustments to increase revenues that would have been recognized if we had not adjusted certain deferred revenue balances related to acquisitions to their fair values at the time of the acquisition as required by GAAP. Segment costs represent those costs of resources dedicated to each segment, direct sales costs, and allocation of certain operating expenses. Segment costs exclude any allocation of depreciation and amortization related to our acquired intangible assets or restructuring costs.

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our Consolidated Financial Statements. We do not assess or report assets or capital expenditures by reportable segment. For disclosure of goodwill by reportable segment see Note 4, Goodwill.

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
November 30, 2013
Revenues	$134.8	$367.8	$197.5	$700.1
Cost of revenues	22.3	64.0	151.2	237.5
Direct sales costs	94.4	-	-	94.4

Sales margin	$18.1	$303.8	$46.3	$368.2

Sales margin %	13.4%	82.6%	23.4%	52.6%

November 30, 2012
Revenues	$124.1	$363.5	$200.4	$688.0
Cost of revenues	18.0	63.6	150.4	232.0
Direct sales costs	95.0	-	-	95.0

Sales margin	$11.1	$299.9	$50.0	$361.0

Sales margin %	8.9%	82.5%	25.0%	52.5%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
November 30, 2013
Revenues	$241.7	$733.3	$377.9	$1,352.9
Cost of revenues	38.1	126.4	295.5	460.0
Direct sales costs	179.5	-	-	179.5

Sales margin	$24.1	$606.9	$82.4	$713.4

Sales margin %	10.0%	82.8%	21.8%	52.7%

November 30, 2012
Revenues	$229.7	$721.2	$375.7	$1,326.6
Cost of revenues	33.2	125.9	290.9	450.0
Direct sales costs	177.4	-	-	177.4

Sales margin	$19.1	$595.3	$84.8	$699.2

Sales margin %	8.3%	82.5%	22.6%	52.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Reportable segment revenues	$700.1	$688.0	$1,352.9	$1,326.6
Purchase accounting revenue adjustments (1)	(1.6)	(5.5)	(4.1)	(12.3)

Total revenues	$698.5	$682.5	$1,348.8	$1,314.3

Reportable segment sales margin	$368.2	$361.0	$713.4	$699.2
Other unallocated costs and operating expenses (2)	157.7	174.9	323.6	334.5
Amortization of intangible assets and depreciation	64.6	68.8	128.5	141.8
Restructuring	3.4	4.1	5.6	9.6

Income from operations	142.5	113.2	255.7	213.3
Total other expense, net	69.3	130.2	153.6	234.2

Income (loss) before income tax	$73.2	$(17.0)	$102.1	$(20.9)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
November 30, 2013
Software license fees and subscriptions	$78.7	$43.7	$11.7	$134.1
Product updates and support fees	224.1	113.5	29.8	367.4

Software revenues	302.8	157.2	41.5	501.5
Consulting services and other fees	89.4	88.7	18.9	197.0

Total revenues	$392.2	$245.9	$60.4	$698.5

November 30, 2012
Software license fees and subscriptions	$72.4	$35.9	$12.3	$120.6
Product updates and support fees	222.3	109.2	31.5	363.0

Software revenues	294.7	145.1	43.8	483.6
Consulting services and other fees	90.5	89.3	19.1	198.9

Total revenues	$385.2	$234.4	$62.9	$682.5

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
November 30, 2013
Software license fees and subscriptions	$146.2	$72.3	$21.2	$239.7
Product updates and support fees	448.8	224.2	59.4	732.4

Software revenues	595.0	296.5	80.6	972.1
Consulting services and other fees	175.9	164.4	36.4	376.7

Total revenues	$770.9	$460.9	$117.0	$1,348.8

November 30, 2012
Software license fees and subscriptions	$131.0	$69.5	$20.9	$221.4
Product updates and support fees	441.5	215.9	62.7	720.1

Software revenues	572.5	285.4	83.6	941.5
Consulting services and other fees	176.0	158.5	38.3	372.8

Total revenues	$748.5	$443.9	$121.9	$1,314.3

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total

November 30, 2013	$44.1	$26.8	$4.2	$75.1
May 31, 2013	$42.9	$25.0	$3.4	$71.3

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions)	November 30,		November 30,
Revenues	2013	2012	2013	2012

United States	$340.3	$329.5	$673.0	$640.2
All other countries	358.2	353.0	675.8	674.1

Total revenues	$698.5	$682.5	$1,348.8	$1,314.3

Revenues attributable to the United States, our county of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	November 30,	May 31,
Long-Lived Tangible Assets	2013	2013
United States	$43.3	$42.1
Germany	10.0	9.7
All other countries	21.8	19.5

Total long-lived tangible assets	$75.1	$71.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

17. Related Party Transactions

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

Golden Gate Capital

During the first six months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $2.9 million and $2.9 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At November 30, 2013, $0.5 million of these fees remained unpaid.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.6 million and $0.9 million in the first six months of fiscal 2014 and 2013, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.1 million and $0.3 million in the first six months of fiscal 2014 and 2013, respectively.

Summit Partners

During the first six months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.0 million and $1.0 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at November 30, 2013. We had no sales to companies owned by Summit Partners in the first six months of fiscal 2014 or the corresponding prior period. We have made an insignificant amount of payments to companies owned by Summit Partners in the first six months of fiscal 2014 with none in the corresponding prior period.

Due from Affiliates

Infor, through certain of our subsidiaries, had net receivables from Lux Bond Co of $31.2 million and $30.1 million as of November 30, 2013, and May 31, 2013, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets. In fiscal 2013, we funded quarterly interest payments totaling $18.2 million that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In the first six months of fiscal 2014, Lux Bond Co elected to pay second quarter interest of $5.5 million in cash and we funded the payment. Any future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co.

In addition, Infor has entered into a tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co, which was effective as of April 5, 2012. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first six months of fiscal 2014, we recorded $4.4 million under the terms of the Tax Allocation Agreement as a decrease to the receivable from Lux Bond Co as of November 30, 2013.

18. Supplemental Guarantor Financial Information

The 9.375%, 10.0% and 11.5% senior notes issued by Infor (US), Inc. are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future wholly-owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of November 30, 2013, and May 31, 2013, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarter and six-month periods ended November 30, 2013 and 2012, and our Condensed Consolidating Statements of Cash Flows for the six months ended November 30, 2013 and 2012.

During the third quarter of fiscal 2013, we restructured certain of our legal entities which altered the make-up of our Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. As a result of this reorganization of our legal structure, all financial information set forth below as of and for the periods ended November 30, 2013, and all prior periods presented have been retrospectively adjusted to reflect our current organizational structure.

During the third quarter of fiscal 2013, we identified and corrected an error in the manner in which we were classifying our affiliate receivables with Lux Bond Co. Previously, the receivables were classified on our Consolidated Balance Sheets as other assets. Based upon our review of the nature of transactions that resulted in these receivables and our expectation as to the timing of the payments, we corrected our presentation of our affiliate receivables and reclassified the balance from other assets to receivable from stockholders on our Consolidated Balance Sheets as of May 31, 2013. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statements of Cash Flows. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. As permitted by applicable accounting guidance, we have presented revised cash flow information below for the six months ended November 30, 2012.

Condensed Consolidating Balance Sheets

	November 30, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$97.7	$-	$298.2	$-	$395.9

Accounts receivable, net	-	136.8	6.0	221.7	-	364.5

Prepaid expenses	-	51.1	15.4	41.4	-	107.9

Income tax receivable	-	18.8	0.6	16.3	-	35.7

Other current assets	-	18.6	-	13.9	-	32.5

Affiliate receivable	-	353.2	323.7	27.3	(704.2)	-

Deferred tax assets	-	18.9	2.8	16.7	(0.1)	38.3

Total current assets	-	695.1	348.5	635.5	(704.3)	974.8

Property and equipment, net	-	25.9	17.4	31.8	-	75.1

Intangible assets, net	-	614.0	11.3	358.4	-	983.7

Goodwill	-	2,241.0	62.7	1,892.3	-	4,196.0

Deferred tax assets	0.6	-	3.2	84.0	(3.8)	84.0

Other assets	-	7.3	6.1	21.1	-	34.5

Deferred financing fees, net	-	139.4	-	-	-	139.4

Affiliate receivable	-	1,046.6	1.3	120.1	(1,168.0)	-

Investment in subsidiaries	-	1,513.7	-	-	(1,513.7)	-

Total assets	$0.6	$6,283.0	$450.5	$3,143.2	$(3,389.8)	$6,487.5

LIABILITIES AND STOCKHOLDERS’

DEFICIT

Current liabilities:

Accounts payable	$-	$16.8	$-	$24.0	$-	$40.8

Income taxes payable	0.1	-	-	29.9	-	30.0

Accrued expenses	-	157.3	30.5	182.9	-	370.7

Deferred tax liabilities	0.2	-	-	3.8	(0.1)	3.9

Deferred revenue	-	449.5	14.9	257.2	-	721.6

Affiliate payable	29.3	348.1	267.0	59.8	(704.2)	-

Current portion of long-term obligations	-	22.4	-	-	-	22.4

Total current liabilities	29.6	994.1	312.4	557.6	(704.3)	1,189.4

Long-term debt	-	5,333.4	-	-	-	5,333.4

Deferred tax liabilities	-	162.9	-	61.6	(3.8)	220.7

Affiliate payable	58.5	120.5	0.4	988.6	(1,168.0)	-

Other long-term liabilities	-	81.0	7.9	151.5	-	240.4

Losses in excess of investment in subsidiaries	408.9	-	-	-	(408.9)	-

Total liabilities	497.0	6,691.9	320.7	1,759.3	(2,285.0)	6,983.9

Total stockholders’ equity (deficit)	(496.4)	(408.9)	129.8	1,383.9	(1,104.8)	(496.4)

Total liabilities and stockholders’ deficit	$0.6	$6,283.0	$450.5	$3,143.2	$(3,389.8)	$6,487.5

	May 31, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$89.5	$-	$332.4	$-	$421.9

Accounts receivable, net	-	161.3	6.2	239.7	-	407.2

Prepaid expenses	-	51.2	15.4	41.9	-	108.5

Income tax receivable	0.1	15.8	0.5	16.1	-	32.5

Other current assets	-	2.1	0.4	16.1	-	18.6

Affiliate receivable	-	314.7	222.1	47.3	(584.1)	-

Deferred tax assets	-	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	653.5	247.4	710.0	(584.2)	1,026.8

Property and equipment, net	-	24.6	17.5	29.2	-	71.3

Intangible assets, net	-	682.0	13.2	392.5	-	1,087.7

Goodwill	-	2,240.6	62.7	1,836.5	-	4,139.8

Deferred tax assets	0.2	-	5.8	87.8	(6.0)	87.8

Other assets	-	7.0	10.5	19.1	-	36.6

Deferred financing fees, net	-	141.1	-	-	-	141.1

Affiliate receivable	-	1,049.0	11.0	119.0	(1,179.0)	-

Investment in subsidiaries	-	1,404.8	-	-	(1,404.8)	-

Total assets	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

LIABILITIES AND STOCKHOLDERS’

DEFICIT

Current liabilities:

Accounts payable	$-	$19.0	$-	$21.6	$-	$40.6

Income taxes payable	-	0.3	-	28.4	-	28.7

Accrued expenses	-	150.2	30.0	186.2	-	366.4

Deferred tax liabilities	0.1	-	-	4.3	(0.1)	4.3

Deferred revenue	-	552.2	13.6	361.9	-	927.7

Affiliate payable	29.4	258.1	193.2	103.4	(584.1)	-

Current portion of long-term obligations	-	91.2	-	-	-	91.2

Total current liabilities	29.5	1,071.0	236.8	705.8	(584.2)	1,458.9

Long-term debt	-	5,232.9	-	-	-	5,232.9

Deferred tax liabilities	-	186.1	-	50.9	(6.0)	231.0

Affiliate payable	58.3	119.8	0.4	1,000.5	(1,179.0)	-

Other long-term liabilities	-	69.2	11.5	151.5	-	232.2

Losses in excess of investment in subsidiaries	476.4	-	-	-	(476.4)	-

Total liabilities	564.2	6,679.0	248.7	1,908.7	(2,245.6)	7,155.0

Total stockholders’ equity (deficit)	(563.9)	(476.4)	119.4	1,285.4	(928.4)	(563.9)

Total liabilities and stockholders’ deficit	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

Condensed Consolidating Statements of Operations

	Three Months Ended November 30, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:

Software license fees and subscriptions	$-	$71.3	$1.6	$61.2	$-	$134.1

Product updates and support fees	-	202.8	6.9	157.7	-	367.4

Software revenues	-	274.1	8.5	218.9	-	501.5

Consulting services and other fees	-	72.1	4.3	120.6	-	197.0

Total revenues	-	346.2	12.8	339.5	-	698.5

Operating expenses:
Cost of software license fees and subscriptions	-	12.6	2.0	9.6	0.1	24.3
Cost of product updates and support fees	-	30.4	0.8	31.6	1.2	64.0
Cost of consulting services and other fees	-	54.8	2.8	91.4	2.2	151.2

Sales and marketing	-	52.1	6.0	53.7	1.5	113.3

Research and development	-	47.0	2.9	43.1	2.6	95.6

General and administrative	-	(1.7)	27.3	21.3	(7.6)	39.3

Amortization of intangible assets and depreciation	-	37.0	3.3	24.3	-	64.6

Restructuring costs	-	0.4	-	3.0	-	3.4

Acquisition-related and other costs	-	0.3	-	-	-	0.3

Affiliate (income) expense, net	-	38.7	(40.0)	1.3	-	-

Total operating expenses	-	271.6	5.1	279.3	-	556.0

Income from operations	-	74.6	7.7	60.2	-	142.5

Other expense, net:

Interest expense, net	-	98.3	-	0.1	-	98.4

Affiliate interest (income) expense, net	-	(14.8)	(0.1)	14.9	-	-

Loss on extinguishment of debt	-	-	-	-	-	-
Other (income) expense, net	-	7.5	-	(36.6)	-	(29.1)

Total other expense, net	-	91.0	(0.1)	(21.6)	-	69.3

Income (loss) before income tax	-	(16.4)	7.8	81.8	-	73.2
Income tax provision (benefit)	(0.1)	(5.1)	1.7	13.7	-	10.2

Equity in (earnings) loss of subsidiaries	(62.9)	(74.2)	-	-	137.1	-

Net income (loss)	$63.0	$62.9	$6.1	$68.1	$(137.1)	$63.0

	Three Months Ended November 30, 2012

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:

Software license fees and subscriptions	$-	$63.5	$1.8	$55.3	$-	$120.6

Product updates and support fees	-	198.9	7.2	156.9	-	363.0

Software revenues	-	262.4	9.0	212.2	-	483.6

Consulting services and other fees	-	73.1	3.1	122.7	-	198.9

Total revenues	-	335.5	12.1	334.9	-	682.5

Operating expenses:

Cost of software license fees and subscriptions	-	11.1	1.2	7.8	0.1	20.2

Cost of product updates and support fees	-	30.1	0.5	31.9	1.1	63.6

Cost of consulting services and other fees	-	54.3	2.6	91.1	2.0	150.0

Sales and marketing	-	52.5	5.6	54.7	1.3	114.1

Research and development	-	43.0	0.1	40.0	2.0	85.1

General and administrative	-	7.6	25.7	23.9	(6.5)	50.7

Amortization of intangible assets and depreciation	-	39.3	3.6	25.9	-	68.8

Restructuring costs	-	0.6	0.1	3.4	-	4.1

Acquisition-related and other costs	-	12.6	0.1	-	-	12.7

Affiliate (income) expense, net	-	46.6	(37.7)	(8.9)	-	-

Total operating expenses	-	297.7	1.8	269.8	-	569.3

Income (loss) from operations	-	37.8	10.3	65.1	-	113.2

Other expense, net:

Interest expense, net	-	103.3	0.1	-	-	103.4

Affiliate interest (income) expense, net	-	(20.0)	-	20.0	-	-

Loss on extinguishment of debt	-	1.8	-	-	-	1.8

Other (income) expense, net	-	2.0	-	23.0	-	25.0

Total other expense, net	-	87.1	0.1	43.0	-	130.2

Income (loss) before income tax	-	(49.3)	10.2	22.1	-	(17.0)

Income tax provision (benefit)	(1.4)	(18.8)	5.0	20.9	-	5.7

Equity in (earnings) loss of subsidiaries	24.1	(6.4)	-	-	(17.7)	-

Net income (loss)	$(22.7)	$(24.1)	$5.2	$1.2	$17.7	$(22.7)

	Six Months Ended November 30, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:

Software license fees and subscriptions	$-	$133.7	$2.9	$103.1	$-	$239.7

Product updates and support fees	-	405.8	14.2	312.4	-	732.4

Software revenues	-	539.5	17.1	415.5	-	972.1

Consulting services and other fees	-	144.0	7.2	225.5	-	376.7

Total revenues	-	683.5	24.3	641.0	-	1,348.8

Operating expenses:

Cost of software license fees and subscriptions	-	22.9	3.0	15.8	0.3	42.0

Cost of product updates and support fees	-	60.9	1.7	61.3	2.5	126.4

Cost of consulting services and other fees	-	110.3	5.1	175.4	4.5	295.3

Sales and marketing	-	99.2	12.8	98.1	2.9	213.0

Research and development	-	92.4	5.1	82.7	5.3	185.5

General and administrative	-	4.1	54.6	43.4	(15.5)	86.6

Amortization of intangible assets and depreciation	-	73.9	6.3	48.3	-	128.5

Restructuring costs	-	0.1	0.2	5.3	-	5.6
Acquisition-related and other costs	-	11.1	-	(0.9)	-	10.2

Affiliate (income) expense, net	-	75.6	(76.4)	0.8	-	-

Total operating expenses	-	550.5	12.4	530.2	-	1,093.1

Income from operations	-	133.0	11.9	110.8	-	255.7

Other expense, net:

Interest expense, net	-	197.0	-	0.3	-	197.3

Affiliate interest (income) expense, net	-	(29.6)	(0.1)	29.7		-

Loss on extinguishment of debt	-	0.7	-	-	-	0.7

Other (income) expense, net	-	12.0	(0.1)	(56.3)	-	(44.4)

Total other expense, net	-	180.1	(0.2)	(26.3)	-	153.6

Income (loss) before income tax	-	(47.1)	12.1	137.1	-	102.1

Income tax provision (benefit)	(0.1)	(11.8)	2.6	25.3	-	16.0

Equity in loss (earnings) of subsidiaries	(86.0)	(121.3)	-	-	207.3	-

Net income (loss)	$86.1	$86.0	$9.5	$111.8	$(207.3)	$86.1

	Six Months Ended November 30, 2012

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:

Software license fees and subscriptions	$-	$118.5	$3.0	$99.9	$-	$221.4

Product updates and support fees	-	395.6	14.3	310.2	-	720.1

Software revenues	-	514.1	17.3	410.1	-	941.5

Consulting services and other fees	-	142.1	6.0	224.7	-	372.8

Total revenues	-	656.2	23.3	634.8	-	1,314.3

Operating expenses:

Cost of software license fees and subscriptions	-	20.5	2.3	14.8	0.2	37.8

Cost of product updates and support fees	-	61.1	1.0	61.7	2.1	125.9

Cost of consulting services and other fees	-	108.9	5.2	172.1	3.9	290.1

Sales and marketing	-	97.6	8.6	103.9	2.5	212.6

Research and development	-	86.6	0.2	77.0	4.0	167.8

General and administrative	-	18.2	49.4	45.9	(12.7)	100.8

Amortization of intangible assets and depreciation	-	81.0	7.3	53.5	-	141.8

Restructuring costs	-	1.2	0.2	8.2	-	9.6

Acquisition-related and other costs	-	11.9	2.7	-	-	14.6

Affiliate (income) expense, net	-	78.6	(70.9)	(7.7)	-	-

Total operating expenses	-	565.6	6.0	529.4	-	1,101.0

Income from operations	-	90.6	17.3	105.4	-	213.3

Other expense, net:

Interest expense, net	-	211.5	0.1	-	-	211.6

Affiliate interest (income) expense, net	-	(39.4)	-	39.4	-	-

Loss on extinguishment of debt	-	1.8	-	-	-	1.8

Other (income) expense, net	-	10.4	0.3	10.1	-	20.8

Total other expense, net	-	184.3	0.4	49.5	-	234.2

Income (loss) before income tax	-	(93.7)	16.9	55.9	-	(20.9)

Income tax provision (benefit)	(0.1)	(10.6)	7.0	38.8	-	35.1

Equity in loss (earnings) of subsidiaries	56.1	(27.0)	-	-	(29.1)	-

Net income (loss)	$(56.0)	$(56.1)	$9.9	$17.1	$29.1	$(56.0)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended November 30, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$63.0	$62.9	$6.1	$68.1	$(137.1)	$63.0

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	6.2	-	6.2
Defined benefit plan funding status, net of tax	-	-	-	(0.3)	-	(0.3)
Unrealized gain (loss) on derivative instruments, net of tax	-	(8.9)	-	-	-	(8.9)

Total other comprehensive income (loss)	-	(8.9)	-	5.9	-	(3.0)

Comprehensive income (loss)	$63.0	$54.0	$6.1	$74.0	$(137.1)	$60.0

	Three Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(22.7)	$(24.1)	$5.2	$1.2	$17.7	$(22.7)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	38.2	-	38.2
Defined benefit plan funding status, net of tax	-	-	-	(0.2)	-	(0.2)
Unrealized gain (loss) on derivative instruments, net of tax	-	-	-	-	-	-

Total other comprehensive income (loss)	-	-	-	38.0	-	38.0

Comprehensive income (loss)	$(22.7)	$(24.1)	$5.2	$39.2	$17.7	$15.3

	Six Months Ended November 30, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$86.1	$86.0	$9.5	$111.8	$(207.3)	$86.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	(14.0)	-	(14.0)
Defined benefit plan funding status, net of tax	-	-	-	(0.4)	-	(0.4)
Unrealized gain (loss) on derivative instruments, net of tax	-	(8.9)	-	-	-	(8.9)

Total other comprehensive income (loss)	-	(8.9)	-	(14.4)	-	(23.3)

Comprehensive income (loss)	$86.1	$77.1	$9.5	$97.4	$(207.3)	$62.8

	Six Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(56.0)	$(56.1)	$9.9	$17.1	$29.1	$(56.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	100.9	-	100.9
Defined benefit plan funding status, net of tax	-	-	-	(0.5)	-	(0.5)
Unrealized gain (loss) on derivative instruments, net of tax	-	-	-	-	-	-

Total other comprehensive income (loss)	-	-	-	100.4	-	100.4

Comprehensive income (loss)	$(56.0)	$(56.1)	$9.9	$117.5	$29.1	$44.4

Condensed Consolidating Statements of Cash Flows

	Six Months Ended November 30, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$-	$28.3	$(5.3)	$(0.4)	$-	$22.6

Cash flows from investing activities:

Acquisitions, net of cash acquired	-	0.7	-	(0.3)	-	0.4

Change in restricted cash	-	(18.2)	-	(2.3)	-	(20.5)

Purchases of property, equipment and software	-	(7.2)	(4.3)	(4.4)	-	(15.9)

Net cash used in investing activities	-	(24.7)	(4.3)	(7.0)	-	(36.0)

Cash flows from financing activities:

Loans to stockholders	-	(1.1)	-	-	-	(1.1)

Payments on capital lease obligations	-	(0.2)	-	(1.0)	-	(1.2)

Proceeds from issuance of debt	-	937.7	-	-	-	937.7

Payments on long-term debt	-	(942.9)	-	-	-	(942.9)

(Payments) proceeds from affiliate within group	-	23.0	9.6	(32.6)	-	-

Deferred financing fees	-	(11.9)	-	-	-	(11.9)

Net cash provided by (used in) financing activities	-	4.6	9.6	(33.6)	-	(19.4)

Effect of exchange rate changes on cash and cash equivalents		-	-	6.8	-	6.8

Net increase (decrease) in cash and cash equivalents	-	8.2	-	(34.2)	-	(26.0)

Cash and cash equivalents at the beginning of the period	-	89.5	-	332.4	-	421.9

Cash and cash equivalents at the end of the period	$-	$97.7	$-	$298.2	$-	$395.9

	Six Months Ended November 30, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$-	$(10.5)	$6.8	$(39.0)	$-	$(42.7)

Cash flows from investing activities:

Acquisitions, net of cash acquired	-	-	-	(39.8)	-	(39.8)

Change in restricted cash	-	-	-	1.8	-	1.8

Purchases of property, equipment and software	-	(9.4)	(6.5)	(2.2)	-	(18.1)

Net cash used in investing activities	-	(9.4)	(6.5)	(40.2)	-	(56.1)

Cash flows from financing activities:

Loans to stockholders	-	(5.6)	-	-	-	(5.6)

Payments on capital lease obligations	-	-	(0.2)	(0.5)	-	(0.7)

Proceeds from issuance of debt	-	2,778.9	-	-	-	2,778.9

Payments on long-term debt	-	(2,801.6)	-	-	-	(2,801.6)

(Payments) proceeds from affiliate within group	-	(27.2)	(0.1)	27.3	-	-

Deferred financing fees	-	(27.6)	-	-	-	(27.6)

Net cash provided by (used in) financing activities	-	(83.1)	(0.3)	26.8	-	(56.6)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	9.5	-	9.5

Net increase (decrease) in cash and cash equivalents	-	(103.0)	-	(42.9)	-	(145.9)

Cash and cash equivalents at the beginning of the period	-	164.4	-	220.0	-	384.4

Cash and cash equivalents at the end of the period	$-	$61.4	$-	$177.1	$-	$238.5

19. Subsequent Event

Refinancing Amendment

Subsequent to quarter end, on January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended), with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. The Fourth Amendment provided for the refinancing of all of the outstanding balance of our Tranche B-2 Term Loan with the proceeds of a new $2,550.0 million term loan (the Tranche B-5 Term Loan).

Interest on the Tranche B-5 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. This was a reduction in our effective rate related to the new term loan as compared to the Tranche B-2 Term Loan which was based on an Adjusted LIBOR rate plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum. The Tranche B-5 Term Loan matures on June 3, 2020, which is an extension of approximately 26 months compared to the original Tranche B-2 Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-5 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of our assets and the assets of the guarantors.

Proceeds from the Tranche B-5 Term Loan were used to refinance the outstanding principal of our Tranche B-2 Term Loan, together with accrued and unpaid interest and applicable fees.

Acquisition

On January 7, 2014, we acquired PeopleAnswers, LLC (formerly PeopleAnswers, Inc.) (PeopleAnswers), a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complements and further expands our Infor Human Capital Management (HCM) suite offerings in the high-growth HCM market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended November 30, 2013, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2013, which are included in the Annual Report on Form 10-K that we filed with the SEC on August 2, 2013, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,750 employees worldwide and have offices in 40 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2014, our Americas, EMEA and APAC regions generated approximately 57.1%, 34.2% and 8.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Second Quarter Fiscal 2014 Overview

In the second quarter of fiscal 2014, we realized positive revenue growth primarily due to strong licensing activity in the quarter and increased SaaS revenues. Our software license fees and subscription revenues increased in our EMEA and Americas regions while our APAC region was down slightly due to strong comparable sales in the second quarter last year. We had an increase in the number of licensing transactions and an increase in our average deal size in the current quarter compared to last year. Our SaaS subscription revenues were up as a result of revenues related to new customers and the inclusion of our fiscal 2013 acquisitions in the current quarter. In addition, we continue to closely monitor our costs and expenses. Our total operating expenses were down significantly from last year including a decrease in acquisition-related and other costs, as well as a decrease in general and administrative expenses partially due to favorable developments related to certain patent litigation matters. As a result of the positive revenue growth and decrease in expenses, income from operations in the second quarter improved $29.3 million, or 25.9%, when compared to the same period in fiscal 2013. Our operating margin improved to 20.4% in the current quarter compared to 16.6% last year.

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

Fiscal 2014 Acquisitions

During the first six months of fiscal 2014, we did not complete any acquisitions.

Subsequent to our second quarter of fiscal 2014, on January 7, 2014, we acquired PeopleAnswers, a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics which will complement and further expands our Infor HCM suite. Operating results of PeopleAnswers will be included in our results of operations as of the acquisition date.

Fiscal 2013 Acquisitions

During fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Financing Activities

In the second quarter of fiscal 2013, we entered into the First Amendment to our Credit Agreement pursuant to which we refinanced the outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million Tranche B-2 Term Loan and reduced the applicable interest rate margin by 1.0%. Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

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

On October 9, 2013, we entered into the Third Amendment to the Credit Agreement (as amended) to make a technical change clarifying certain defined terms added pursuant to the Second Amendment.

Most recently, on January 2, 2014, subsequent to our second quarter of fiscal 2014, we entered into the Fourth Amendment to our Credit Agreement pursuant to which we refinanced all of the outstanding balance of our Tranche B-2 Term Loan with a new $2,550.0 million Tranche B-5 Term Loan. Under the Fourth Amendment we reduced the applicable interest rate margins and base interest rate floors related to the refinanced term loan and extended the maturity date related to the Tranche B-5 Term Loan. Proceeds from the Tranche B-5 Term Loan were used to refinance the outstanding principal of our Tranche B-2 Term Loan, together with accrued and unpaid interest and applicable fees.

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

For the second quarter of fiscal 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 4.7% and strengthened by approximately 0.3%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2013. For the six months ended November 30, 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 5.5% and strengthened by approximately 0.9%, respectively, as compared to the average exchange rates for the similar period of fiscal 2013.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended November 30,	to Currency	Constant		to Currency	Constant
2013 vs. 2012	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$0.1	$13.4	$13.5	0.1%	11.1%	11.2%
Product updates and support fees	(0.3)	4.7	4.4	(0.1)	1.3	1.2

Software revenues	(0.2)	18.1	17.9	0.0	3.7	3.7
Consulting services and other fees	0.4	(2.3)	(1.9)	0.2	(1.2)	(1.0)

Total revenues	$0.2	$15.8	$16.0	0.0%	2.3%	2.3%

Total operating expenses	$(0.6)	$(12.7)	$(13.3)	(0.1)%	(2.2)%	(2.3)%

(in millions, except percentages) Six Months Ended November 30, 2013 vs. 2012	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees and subscriptions	$0.2	$18.1	$18.3	0.1%	8.2%	8.3%
Product updates and support fees	1.0	11.3	12.3	0.1	1.6	1.7

Software revenues	1.2	29.4	30.6	0.2	3.1	3.3
Consulting services and other fees	1.7	2.2	3.9	0.4	0.6	1.0

Total revenues	$2.9	$31.6	$34.5	0.2%	2.4%	2.6%

Total operating expenses	$2.0	$(9.9)	$(7.9)	0.2%	(0.9)%	(0.7)%

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP which requires us to make certain estimates, judgments and assumptions. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Annual Report on Form 10-K that we filed with the SEC on August 2, 2013. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

—	Revenue Recognition;
—	Business Combinations;
—	Restructuring;
—	Valuation of Accounts Receivable;
—	Valuation of Goodwill and Intangible Assets;
—	Income Taxes and Valuation of Deferred Tax Assets;
—	Contingencies – Litigation Reserves; and
—	Equity-Based Compensation

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2014.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013				Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013

(in millions, except percentages)	2013	2012	Actual		Constant Currency		2013	2012	Actual		Constant Currency

Revenues:
Software license fees and subscriptions	$134.1	$120.6	11.2%		11.1%		$239.7	$221.4	8.3%		8.2%
Product updates and support fees	367.4	363.0	1.2		1.3		732.4	720.1	1.7		1.6

Software revenues	501.5	483.6	3.7		3.7		972.1	941.5	3.3		3.1
Consulting services and other fees	197.0	198.9	(1.0)		(1.2)		376.7	372.8	1.0		0.6

Total revenues	698.5	682.5	2.3		2.3		1,348.8	1,314.3	2.6		2.4

Operating expenses:
Cost of software license fees and subscriptions	24.3	20.2	20.3		19.8		42.0	37.8	11.1		10.8
Cost of product updates and support fees	64.0	63.6	0.6		0.9		126.4	125.9	0.4		0.6
Cost of consulting services and other fees	151.2	150.0	0.8		0.7		295.3	290.1	1.8		1.4
Sales and marketing	113.3	114.1	(0.7)		(0.3)		213.0	212.6	0.2		0.5
Research and development	95.6	85.1	12.3		12.1		185.5	167.8	10.5		10.0
General and administrative	39.3	50.7	(22.5)		(21.7)		86.6	100.8	(14.1)		(13.9)
Amortization of intangible assets and depreciation	64.6	68.8	(6.1)		(6.3)		128.5	141.8	(9.4)		(9.7)
Restructuring costs	3.4	4.1	(17.1)		(17.1)		5.6	9.6	(41.7)		(43.8)
Acquisition-related and other costs	0.3	12.7	(97.6)		(97.6)		10.2	14.6	(30.1)		(31.5)

Total operating expenses	556.0	569.3	(2.3)		(2.2)		1,093.1	1,101.0	(0.7)		(0.9)

Income from operations	142.5	113.2	25.9		25.2		255.7	213.3	19.9		19.5

Interest expense, net	98.4	103.4	(4.8)		(4.9)		197.3	211.6	(6.8)		(6.8)
Loss on extinguishment of debt	-	1.8	(100.0)		(100.0)		0.7	1.8	(61.1)		(61.1)
Other (income) expense, net	(29.1)	25.0	NM		NM		(44.4)	20.8	NM		NM

Income (loss) before income tax	73.2	(17.0)	NM		NM		102.1	(20.9)	NM		NM
Income tax provision (benefit)	10.2	5.7	78.9		78.9		16.0	35.1	(54.4)		(54.4)

Net income (loss)	$63.0	$(22.7)	NM	%	NM	%	$86.1	$(56.0)	NM	%	NM	%

*NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and six-month periods ended November 30, 2013 and 2012, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013

(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency

Revenues:
Software license fees and subscriptions	$134.1	$120.6	11.2%	11.1%	$239.7	$221.4	8.3%	8.2%
Product updates and support fees	367.4	363.0	1.2	1.3	732.4	720.1	1.7	1.6

Software revenues	501.5	483.6	3.7	3.7	972.1	941.5	3.3	3.1
Consulting services and other fees	197.0	198.9	(1.0)	(1.2)	376.7	372.8	1.0	0.6

Total revenues	$698.5	$682.5	2.3%	2.3%	$1,348.8	$1,314.3	2.6%	2.4%

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

Total revenues increased by 2.3% in the second quarter of fiscal 2014 compared to the similar period of fiscal 2013, excluding an insignificant favorable foreign currency impact of less than 0.1%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues which were up 11.1%. Our product updates and support fees were also up 1.3% while our consulting services and other fees revenues were down 1.2% quarter-over-quarter. For the six-month period ended November 30, 2013, total revenues increased by 2.4% compared to the six-month period ended November 30, 2012, excluding the favorable foreign currency rate impact of 0.2%. On a constant currency basis, the increase was due to growth in each of our revenue lines with our software license fees and subscriptions up 8.2%, our product updates and support fees up 1.6%, and our consulting services and other fees revenues up 0.6% in the comparable year-to-date periods. Our fiscal 2014 revenues were positively impacted by our fiscal 2013 acquisitions.

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

Fiscal 2014 second quarter software license fees and subscriptions revenues increased by 11.1% compared to the second quarter last year, excluding the favorable foreign currency rate impact of 0.1%. At constant currency, the increase was primarily due to increased license fees revenues which accounted for 6.7 points of the increase. During the second quarter of fiscal 2014 we had an increase in the number of licensing transactions as compared to the second quarter last year, and the average transaction price increased quarter-over-quarter, primarily related to transactions greater than $1.0 million. In addition, 4.4 points of the increase related to higher volume of SaaS revenues which reflects the inclusion of the results of our fiscal 2013 acquisitions in the current quarter.

In the six-month period ended November 30, 2013, license fees and subscriptions revenues increased by 8.2%, compared to the six-month period ended November 30, 2012, excluding the favorable foreign currency rate impact of 0.1%. At constant currency, the year-to-date increase was primarily due to increased SaaS revenues which contributed 4.3 points of the increase including the year-to-date results of our fiscal 2013 acquisitions. License fees revenues accounted for 3.9 points of the increase primarily related to an increase in the number of licensing transactions and the average transaction price of deals between $500,000 and $1.0 million in the first six months of fiscal 2014 compared to the similar period last year.

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

Product updates and support fees increased by 1.3%, excluding the unfavorable foreign currency impact of 0.1%, in the current quarter compared to the second quarter last year.

Product updates and support fees increased by 1.6%, excluding the favorable foreign currency impact of 0.1%, in the six-month period ended November 30, 2013, compared to the six-month period ended November 30, 2012.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition.

Consulting Services and Other Fees. Our consulting services and other fees revenues consist primarily of software-related services, including systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services for customers who have licensed our products. Consulting services and other fees revenues also includes revenues related to hardware systems products.

Consulting services and other fees decreased by 1.2%, excluding the favorable foreign currency impact of 0.2%, in the current quarter compared to the second quarter last year. At constant currency, the decrease was primarily due to lower consulting services revenues in our Americas and EMEA regions as a result of slightly lower volume.

Consulting services and other fees increased by 0.6%, excluding the favorable foreign currency impact of 0.4%, in the six-month period ended November 30, 2013, compared to the six-month period ended November 30, 2012. At constant currency, consulting services and other fees increased primarily as a result of the year-to-date contribution of revenues from companies we acquired in fiscal 2013, with no corresponding amount in the comparable prior period.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $741.5 million at November 30, 2013, compared to $949.0 million at May 31, 2013.

The following table sets forth the components of deferred revenue:

(in millions)	November 30, 2013	May 31, 2013

Software license fees and subscriptions	$42.5	$40.0
Product updates and support fees	637.0	837.4
Consulting services and other fees	62.0	71.6

Total deferred revenue	741.5	949.0
Less: current portion	721.6	927.7

Deferred revenue - non-current	$19.9	$21.3

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013

(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$24.3	$20.2	20.3%	19.8%	$42.0	$37.8	11.1%	10.8%
Cost of product updates and support fees	64.0	63.6	0.6	0.9	126.4	125.9	0.4	0.6
Cost of consulting services and other fees	151.2	150.0	0.8	0.7	295.3	290.1	1.8	1.4
Sales and marketing	113.3	114.1	(0.7)	(0.3)	213.0	212.6	0.2	0.5
Research and development	95.6	85.1	12.3	12.1	185.5	167.8	10.5	10.0
General and administrative	39.3	50.7	(22.5)	(21.7)	86.6	100.8	(14.1)	(13.9)
Amortization of intangible assets and depreciation	64.6	68.8	(6.1)	(6.3)	128.5	141.8	(9.4)	(9.7)
Restructuring costs	3.4	4.1	(17.1)	(17.1)	5.6	9.6	(41.7)	(43.8)
Acquisition-related and other costs	0.3	12.7	(97.6)	(97.6)	10.2	14.6	(30.1)	(31.5)

Total operating expenses	$556.0	$569.3	(2.3)%	(2.2)%	$1,093.1	$1,101.0	(0.7)%	(0.9)%

Cost of Software License Fees and Subscriptions. Cost of software license fees and subscriptions includes royalties to third-parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also resell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales in our revenue mix. In addition, cost of software license fees and subscriptions reflects costs related to our SaaS offerings.

Cost of software license fees and subscriptions increased by 19.8%, excluding the unfavorable foreign currency impact of 0.5%, in the current quarter compared to the second quarter of fiscal 2013. At constant currency, this increase was primarily due to an 11.5 point increase related to higher third-party license costs and a 9.6 point increase related to higher SaaS costs. These higher costs were in-line with our increased software license fees and subscriptions revenues in the quarter.

Cost of license fees and subscriptions for the first six months of fiscal 2014 increased by 10.8%, excluding the unfavorable foreign currency impact of 0.3%, compared to the first six months of fiscal 2013. At constant currency, this increase was primarily due to a 10.3 point increase related to higher SaaS costs as well as higher third-party costs which accounted for an increase of 1.6 points, again in-line with our higher revenues in the first six months of fiscal 2013.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 0.9%, excluding the favorable foreign currency impact of 0.3%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to increased employee-related support costs due to an increase in headcount in our customer support organization in the quarter which were somewhat offset by decreased third-party costs.

For the first six months of fiscal 2014, cost of product updates and support fees increased by 0.6%, excluding the favorable foreign currency impact of 0.2%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to increased employee-related support costs in-line with higher headcount which were somewhat offset by decreased third-party costs.

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

Cost of consulting services and other fees increased by 0.7%, excluding the unfavorable foreign currency impact of 0.1%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in billable employee and contractor costs which were somewhat offset by a decrease in employee-related costs. The decrease in employee-related costs was the result of lower incentive compensation and travel costs more than offsetting higher costs due to an increase in headcount in our professional services organizations.

For the first six months of fiscal 2014, cost of consulting services and other fees increased by 1.4%, excluding the unfavorable foreign currency impact of 0.4%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to an increase in billable employee and contractor costs as well as an increase in employee-related costs which included higher costs due to an increase in headcount which more than offset lower incentive compensation and travel costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses decreased by 0.3%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses decreased primarily as a result of lower net employee-related costs due to a decrease in headcount in our sales and marketing organizations. This decrease was somewhat offset by an increase in marketing program costs quarter-over-quarter.

Sales and marketing expenses increased by 0.5%, excluding the favorable foreign currency impact of 0.3%, in the six-month period ended November 30, 2013, compared to the six-month period ended November 30, 2012. On a constant currency basis, sales and marketing expenses increased primarily as a result of increased professional fees and marketing program costs. This increase was somewhat offset by a decrease in net employee-related costs.

Research and Development.  Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 12.1%, excluding the unfavorable foreign currency impact of 0.2%, in the current quarter compared to the second quarter last year. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to a net increase of 259, or 7.6%, in our developer headcount in the second quarter of fiscal 2014 compared to the second quarter last year. During fiscal 2014, we have made significant investments in our development capacity as we continue to bring new products to market. In addition, overhead allocations increased based on the higher headcount.

Research and development expenses increased 10.0%, excluding the unfavorable foreign currency impact of by 0.5%, in the six-month period ended November 30, 2013, compared to the six-month period ended November 30, 2012. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs and increased overhead allocations due to higher headcount as well as an increase in professional fees.

General and Administrative.  General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 21.7%, excluding the favorable foreign currency impact of 0.8%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, this decrease was primarily due to a 14.2 point decrease related to a reversal of the accrual we had recorded related to certain patent litigation matters (See Note 14, Commitments and Contingencies- Litigation) and a 5.1 point decrease due to lower employee-related costs as a result of a net decrease in our administrative functions’ headcount in the second quarter of fiscal 2014 as compared to the similar period last year, primarily due to our restructuring activities in fiscal 2013. In addition, overhead allocations decreased based on the lower headcount.

General and administrative expenses decreased by 13.9%, excluding the favorable foreign currency impact of 0.2% in the six-month period ended November 30, 2013, compared to the six-month period ended November 30, 2012. On a constant currency basis, this decrease was primarily due to a 7.0 point decrease related to the litigation accrual reversal discussed above and a 5.7 point decrease due to lower employee-related costs as a result of the decreased headcount. Overhead allocations also decreased based on the lower headcount.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 6.3%, excluding the unfavorable impact of foreign currency of 0.2%, in the current quarter compared to the second quarter last year. This decrease was primarily the result of certain acquisition-related intangible and other assets being fully amortized/depreciated in fiscal 2013 with no corresponding expense recorded in the second quarter of fiscal 2014.

Amortization of intangible assets and depreciation decreased by 9.7% in the six-month period ended November 30, 2013, compared with the six-month period ended November 30, 2012, excluding the unfavorable impact of foreign currency of 0.3%. The year-to-date decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2013 with no corresponding expense recorded in the first six months of fiscal 2014.

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

We recorded restructuring charges of approximately $3.4 million and $4.1 million in the second quarter of fiscal 2014 and in the second quarter last year, respectively, related to our various restructuring actions.

We incurred restructuring charges of $5.6 million in the six-month period ended November 30, 2013, compared to $9.6 million in the six-month period ended November 30, 2012.

The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken primarily in our sales and professional services organizations in our EMEA region.

The restructuring charges recorded in fiscal 2013, were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations.

Acquisition-Related and Other Costs. Acquisition-related and other costs include transaction and integration costs related to our acquisitions, primarily professional services fees and certain employee costs related to transitional and certain other employees. Acquisition-related and other costs also include certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities.

Second quarter fiscal 2014 acquisition-related and other costs of $0.3 million decreased by approximately $12.4 million compared to $12.7 million in the second quarter last year.

For the six months ended November 30, 2013, acquisition-related and other costs of $10.2 million decreased by approximately $4.4 million compared to $14.6 million in the comparable six months of fiscal 2013.

For the three and six months ended November 30, 2013, acquisition-related and other costs related primarily to our first quarter refinancing activities. For the comparable periods ended November 30, 2012, acquisition-related and other costs were primarily related to our refinancing activities as well as integration costs related to the combination of Infor’s operating entities.

Non-Operating Income and Expenses

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency

Interest expense, net	$98.4	$103.4	(4.8)%	(4.9)%	$197.3	$211.6	(6.8)%	(6.8)%
Loss on extinguishment of debt	-	1.8	(100.0)	(100.0)	0.7	1.8	(61.1)	(61.1)
Other (income) expense, net	(29.1)	25.0	NM	NM	(44.4)	20.8	NM	NM

Total non-operating expenses	$69.3	$130.2	(46.8)%	(46.5)%	$153.6	$234.2	(34.4)%	(33.6)%

*NM — Percentage not meaningful

                Interest Expense, Net.  Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $5.0 million, or 4.8% to $98.4 million in the current quarter compared to $103.4 million in the corresponding prior period. The decrease in interest expense was primarily due to a decrease in outstanding debt balances and lower interest rates as a result of the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013 and the refinancing of our Tranche B-1 Term Loan and our Euro Term Loan in the first quarter of fiscal 2014. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $6.7 million quarter-over-quarter. This decrease was somewhat offset by an increase in amortization of deferred financing fees due to the capitalization of additional fees related to the refinancing transactions and an increase in amortization of debt discounts.

Interest expense, net decreased by $14.3 million, or 6.8% to $197.3 million in the six-month period ended November 30, 2013, compared to $211.6 million in the six-month period ended November 30, 2012. Year-to-date, the decrease was primarily due to our refinancing transactions which resulted in an $18.1 million decrease in our interest expense which was somewhat offset by an increase in amortization of deferred financing fees and an increase in amortization of debt discounts.

Loss on Extinguishment of Debt.  The $0.7 million loss on extinguishment of debt recorded in the six months ended November 30, 2013, represented the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first quarter of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of debt. The $1.8 million loss on extinguishment of debt recorded in the second quarter of fiscal 2013 represented the net book value of deferred financing fees written off in the three-month period ended November 30, 2012, and other costs incurred in connection with our refinancing transactions during the second quarter of fiscal 2013 for those lenders treated as an extinguishment rather than a modification of debt.

Other (Income) Expense, Net.  Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $29.1 million in the current quarter compared to $25.0 million net expense in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first six months of fiscal 2014, other (income) expense, net was net income of $44.4 million compared to net expense of $20.8 million in the six-month period ended November 30, 2012. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency

Income tax provision	$10.2	$5.7	78.9%	78.9%	$16.0	$35.1	(54.4)%	(54.4)%
Effective income tax rate	13.9%	(33.5)%			15.7%	(167.9)%

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

The change in the effective tax rates for the three-month period ended November 30, 2013, compared to the similar period last year was primarily due to the change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, a decrease in Subpart F inclusions, the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), the tax benefit created in the current year by the Netherlands Innovation Box, changes in various withholding tax, the change of the valuation allowance for various foreign deferred tax assets including foreign subsidiary net operating losses not providing benefits, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, and tax law changes in Denmark and the United Kingdom. The items accounting for the difference between income taxes computed at the statutory rate and the expense from income taxes primarily relate to Subpart F inclusions, the tax benefit created by the Netherlands Innovation Box, foreign withholding taxes, the establishment of a valuation allowance for various foreign deferred tax assets including foreign subsidiary net operating losses not providing benefits, unrecognized tax benefits, differences in foreign statutory rates and state income taxes.

The change in the effective tax rate for the first six months of fiscal 2014, compared to the similar periods last year was primarily due to a change in earnings levels, a shift in the jurisdictional mix of operating income in the respective periods, a decrease in Subpart F inclusions, the Company’s current year interest expense no longer being subject to the limitations under IRC Section 163(j), the tax benefit created in the current year by the Netherlands Innovation Box, the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, tax law changes in Australia, Denmark, Sweden, and the United Kingdom, the change of the valuation allowance for various foreign deferred tax assets including foreign subsidiary net operating losses not providing benefits, and changes in various withholding tax.

Following the Infor combination transaction that occurred on April 5, 2012, we completed several organizational restructuring actions and we continue to evaluate various other tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. While we have not finalized additional specific plans at this time, we expect to finalize such plans during the third and fourth quarter of fiscal 2014. At that time, we expect to further evaluate the impact of any restructuring actions on the realizability of available deferred tax assets in the various jurisdictions in which we operate.

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

Non-GAAP Revenues

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency

GAAP revenues	$698.5	$682.5	2.3%	2.3%	$1,348.8	$1,314.3	2.6%	2.4%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	0.7	3.5			2.0	8.3
Purchase accounting impact on product updates and support fees	0.4	0.5			0.9	1.1
Purchase accounting impact on consulting services and other fees	0.5	1.5			1.2	2.9

Total non-GAAP revenue adjustments	1.6	5.5			4.1	12.3

Non-GAAP revenues	$700.1	$688.0	1.8%	1.7%	$1,352.9	$1,326.6	2.0%	1.8%

Non-GAAP Income from Operations

	Three Months Ended November 30,		Quarterly Change Fiscal 2014 vs. 2013		Six Months Ended November 30,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2013	2012	Actual	Constant Currency	2013	2012	Actual	Constant Currency

GAAP income from operations	$142.5	$113.2	25.9%	25.2%	$255.7	$213.3	19.9%	19.5%
GAAP operating margin	20.4%	16.6%			19.0%	16.2%
Non-GAAP revenue adjustments	1.6	5.5			4.1	12.3
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	-	(0.4)			(0.2)	(0.8)
Amortization	57.8	60.2			115.0	126.4
Equity-based compensation	3.2	1.5			5.8	2.8
Acquisition-related and other costs	0.3	12.7			10.2	14.6
Restructuring costs	3.4	4.1			5.6	9.6

Total non-GAAP costs and operating expense adjustments	64.7	78.1			136.4	152.6

Non-GAAP income from operations	$208.8	$196.8	6.1%	5.5%	$396.2	$378.2	4.8%	4.3%

Non-GAAP operating margin	29.8%	28.6%			29.3%	28.5%

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

Acquisition-Related and Other Costs. We have incurred various transaction and integration costs related to our acquisitions as well as costs associated with our debt financing. The costs of acquiring and integrating the operations of acquired businesses as well as costs associated with our debt financing are incremental to our historical costs and are charged to our GAAP results of operations in the periods incurred. We do not consider these costs in our assessment of our operating performance. While these costs are not recurring with respect to our past acquisitions and debt activities, we may incur similar costs in the future if we pursue other acquisitions and debt activities. These costs are primarily reflected in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. Included in these costs are certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities. We believe that the exclusion of the non-recurring acquisition-related and other costs provides users a useful alternative view of our results of operations and facilitates comparisons of our results period-over-period.

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

Liquidity and Capital Resources

(in millions, except percentages)	Six Months Ended November 30,
Cash Flows	2013	2012	Change
Cash provided by (used in):
Operating activities	$22.6	$(42.7)	NM %
Investing activities	(36.0)	(56.1)	(35.8)
Financing activities	(19.4)	(56.6)	(65.7)
Effect of exchange rate changes on cash and cash equivalents	6.8	9.5	(28.4)

Net change in cash and cash equivalents	$(26.0)	$(145.9)	(82.2)%

*NM - Percentage not meaningful
(in millions, except percentages)	November 30,	May 31,
Capital Resources	2013	2013	Change

Working capital deficit	$(214.6)	$(432.1)	(50.3)%
Cash and cash equivalents	$395.9	$421.9	(6.2)%

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

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines, which could have a material effect on our capital resources.

In fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash. These acquisitions were not significant, either individually or in the aggregate. We did not complete any acquisitions in the first six months of fiscal 2014. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended November 30, 2013, was $22.6 million. Our net income plus non-cash items provided $188.5 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $165.9 million. The uses of cash were primarily from a $218.0 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31. This use of cash was partially offset by a $44.0 million decrease in accounts receivable, net, a $9.1 million decrease in prepaid expenses and other assets and $3.0 million related to our income tax receivable/payable.

Net cash used in operating activities for the six-month period ended November 30, 2012, was $42.7 million. Net loss from operations plus non-cash items provided $121.6 million in cash, while changes in operating assets and liabilities used cash of $164.3 million. The uses of cash were primarily from a $200.9 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, and a $58.0 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to a payment of fiscal year end incentives. These uses of cash were partially offset by a $55.4 million decrease in accounts receivable, net and $30.2 million related to our income tax receivable/payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $36.0 million in the six-month period ended November 30, 2013. The primary uses of cash were a $20.5 million increase in restricted cash and $15.9 million used to purchase property, equipment and software.

Net cash used in investing activities was $56.1 million in the six-month period ended November 30, 2012. The primary uses of cash were $39.8 million net cash used for our acquisitions and $18.1 million used to purchase other property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $19.4 million in the six-month period ended November 30, 2013. The primary uses of cash were $942.9 million in debt repayments and $11.9 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B-1 Term Loan and Euro Term Loan. These uses of cash were mostly offset by $937.7 million from the issuance of debt related to our first quarter debt refinancing.

Net cash used in financing activities was $56.6 million in the six-month period ended November 30, 2012. The primary uses of cash were $2,801.6 million in debt repayments and $27.6 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B Term Loan. These uses of cash were mostly offset by $2,778.9 million from the issuance of debt related to our second quarter debt refinancing.

Effect of Exchange Rate Changes

For the six months ended November 30, 2013, changes in foreign currency exchange rates resulted in a $6.8 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $9.5 million during the six months ended November 30, 2012.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $214.6 million at November 30, 2013, compared to $432.1 million at May 31, 2013. At November 30, 2013, our cash decreased by $26.0 million compared to the balance at May 31, 2013. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of fiscal 2014, the most significant changes in our current assets included a decrease in our accounts receivable, net, of $42.7 million. During the first six months of fiscal 2014, the most significant change in our current liabilities included a decrease in deferred revenue of $206.1 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals. The current portion of long-term obligations decreased by $68.8 million due to the refinancing of our debt in the first quarter of fiscal 2014.

Cash and Cash Equivalents

As of November 30, 2013, we had $395.9 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of November 30, 2013, $97.7 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $298.2 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	November 30, 2013		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate

Infor first lien Term B-1 due October 5, 2016	$-	-%	$340.0	5.750%
Infor first lien Term B-2 due April 5, 2018	2,505.9	5.250%	2,779.1	5.250%
Infor first lien Term B-3 due June 3, 2020	478.6	3.750%	-	-%
Infor first lien Euro Term due April 5, 2018	-	-%	321.7	6.750%
Infor first lien Euro Term B due June 3, 2020	471.8	4.000%	-	-%
Infor 9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
Infor 10.0% senior notes due April 1, 2019	339.7	10.000%	324.9	10.000%
Infor 11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(15.2)		(16.6)

Total long-term debt	5,355.8		5,324.1
Less: current portion	22.4		91.2

Total long-term debt - non-current	$5,333.4		$5,232.9

As of November 30, 2013, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.4 million of letters of credit have reduced the amount available under the Revolver to $141.6 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the

Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes.

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

Refinancing Amendments

Subsequent to quarter end, on January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended) which refinanced the outstanding balance of our Tranche B-2 Term Loan with a new $2,550.0 million Tranche B-5 Term Loan. See Note 19, Subsequent Event – Refinancing Amendment.

On October 9, 2013, we entered into the Third Amendment to the Credit Agreement (as amended) to reflect a technical change clarifying certain defined terms added pursuant to the Second Amendment.

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

Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, $250.0 million of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

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

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal balance of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

The outstanding balance of the Tranche B-2 Term Loan was refinanced with proceeds from our Tranche B-5 Term Loan under the Fourth Amendment to our Credit Agreement as discussed above.

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

Restricted Cash

We had approximately $27.7 million of restricted cash as of November 30, 2013, of which approximately $18.6 million and $9.1 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. The restricted cash balances relate primarily to amounts held in escrow for certain litigation matters and various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, our total contractual obligations at May 31, 2013, were $7,460.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the six months ended November 30, 2013. At November 30, 2013, we had recorded a liability for uncertain tax positions of $184.4 million. Over the next 12 months, we expect a net reduction of approximately $17.5 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

                A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are stated. Accordingly, we face exposure to adverse movements in foreign currency exchange rates relative to the U.S. Dollar which could materially impact our revenue, operating results and financial position. Our international operations are, for the most part, naturally hedged against exchange rate fluctuations since the majority of revenues and expenses of each foreign affiliate are denominated in the same currency. Therefore, we do not engage in formal hedging activities related to foreign currency exchange rates, but we do periodically review the potential impact of this risk to ensure that the risks of significant potential losses remain minimal. Certain transaction gains and losses are generated from intercompany balances that are not considered to be long-term in nature that will be settled between subsidiaries. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar.

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 50.1% and 51.3% of our total revenues for the first six months of fiscal 2014 and 2013, respectively. International cost of revenues and operating expenses accounted for 49.6% and 49.4% of our total cost of revenues and operating expenses for the first six months of fiscal 2014 and 2013, respectively.

As of November 30, 2013, and May 31, 2013, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 5.2% and 7.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.5% and 4.0% as of November 30, 2013, and May 31, 2013, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 0.5% as of November 30, 2013, and May 31, 2013, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of November 30, 2013, and May 31, 2013, we had $5.4 billion and $5.3 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at November 30, 2013, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floors of 1.00%, 1.25% or 2.25%. On November 30, 2013, the three-month LIBOR and EURIBOR rates were 0.24% and 0.23%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the November 30, 2013, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 27.3% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments, Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 62 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2014
INFOR, INC.
	By:	/s/ NICOLE ANASENES
Nicole Anasenes
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.2	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2014.

10.3	Employment Agreement, dated October 16, 2013, between Infor (US), Inc. and Nicole Anasenes. Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 6, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Nicole Anasenes

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Nicole Anasenes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at November 30, 2013 and May 31, 2013,
ii.	Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2013 and 2012,
iii.	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013 and 2012,
iv.	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012, and
v.	Notes to Condensed Consolidated Financial Statements.