Form 10-Q
period 2014-02-28
Infor, Inc.
filed 2014-04-14
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

The number of shares of our common stock outstanding on March 31, 2014, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended February 28, 2014, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, filed with the SEC on August 2, 2013, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS		February 28, 2014		May 31, 2013
Current assets:
Cash and cash equivalents	$	410.0	$	421.9
Accounts receivable, net		364.1		407.2
Prepaid expenses		123.7		108.5
Income tax receivable		42.9		32.5
Other current assets		31.8		18.6
Deferred tax assets		39.2		38.1

Total current assets		1,011.7		1,026.8

Property and equipment, net		79.0		71.3
Intangible assets, net		1,012.9		1,087.7
Goodwill		4,326.5		4,139.8
Deferred tax assets		96.1		87.8
Other assets		32.5		36.6
Deferred financing fees, net		130.1		141.1

Total assets	$	6,688.8	$	6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$	57.0	$	40.6
Income taxes payable		15.3		28.7
Accrued expenses		386.1		366.4
Deferred tax liabilities		3.8		4.3
Deferred revenue		866.8		927.7
Current portion of long-term obligations		29.4		91.2

Total current liabilities		1,358.4		1,458.9

Long-term debt		5,359.6		5,232.9
Deferred tax liabilities		234.4		231.0
Other long-term liabilities		228.6		232.2

Total liabilities		7,181.0		7,155.0

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at February 28, 2014 and May 31, 2013		-		-
Additional paid-in capital		1,257.5		1,247.6
Receivable from stockholders		(34.5)		(30.1)
Accumulated other comprehensive income		68.8		90.0
Accumulated deficit		(1,784.0)		(1,871.4)

Total stockholders’ deficit		(492.2)		(563.9)

Total liabilities and stockholders’ deficit	$	6,688.8	$	6,591.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

		Three Months Ended				Nine Months Ended
		February 28,				February 28,
		2014		2013		2014		2013
Revenues:
Software license fees and subscriptions	$	129.7	$	121.2	$	369.4	$	342.6
Product updates and support fees		362.4		356.9		1,094.8		1,077.0

Software revenues		492.1		478.1		1,464.2		1,419.6
Consulting services and other fees		180.6		185.3		557.3		558.1

Total revenues		672.7		663.4		2,021.5		1,977.7

Operating expenses:
Cost of software license fees and subscriptions(1)		26.6		19.5		68.6		57.3
Cost of product updates and support fees (1)		67.2		65.2		193.6		191.1
Cost of consulting services and other fees (1)		144.6		148.6		439.9		438.7
Sales and marketing		114.3		114.2		327.3		326.8
Research and development		100.6		89.2		286.1		257.0
General and administrative		47.2		49.4		133.8		150.2
Amortization of intangible assets and depreciation		67.3		67.7		195.8		209.5
Restructuring costs		3.3		(2.1)		8.9		7.5
Acquisition-related and other costs		11.1		1.3		21.3		15.9

Total operating expenses		582.2		553.0		1,675.3		1,654.0

Income from operations		90.5		110.4		346.2		323.7

Other expense, net:
Interest expense, net		91.8		103.5		289.1		315.1
Loss on extinguishment of debt		4.5		-		5.2		1.8
Other (income) expense, net		(1.7)		89.5		(46.1)		110.3

Total other expense, net		94.6		193.0		248.2		427.2

Income (loss) before income tax		(4.1)		(82.6)		98.0		(103.5)
Income tax provision (benefit)		(5.4)		(9.8)		10.6		25.3

Net income (loss)	$	1.3	$	(72.8)	$	87.4	$	(128.8)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

		Three Months Ended				Nine Months Ended
		February 28,				February 28,
		2014		2013		2014		2013

Net income (loss)	$	1.3	$	(72.8)	$	87.4	$	(128.8)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax		2.1		61.7		(11.9)		162.6
Defined benefit plan funding status, net of tax		(0.1)		0.4		(0.5)		(0.1)
Unrealized gain (loss) on derivative instruments, net of tax		0.1		-		(8.8)		-

Total other comprehensive income (loss)		2.1		62.1		(21.2)		162.5

Comprehensive income (loss)	$	3.4	$	(10.7)	$	66.2	$	33.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

		Nine Months Ended
		February 28,
		2014		2013
Cash flows from operating activities:
Net income (loss)	$	87.4	$	(128.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		195.8		209.5
Provision for doubtful accounts, billing adjustments and sales allowances		12.5		6.9
Deferred income taxes		(8.2)		(38.9)
Non-cash (gain) loss on foreign currency		(47.3)		110.4
Non-cash interest		21.1		18.6
Non-cash loss on extinguishment of debt		5.2		1.3
Equity-based compensation expense		9.9		8.7
Other		(0.9)		-
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets		(2.4)		(12.6)
Accounts receivable, net		47.0		29.2
Income tax receivable/payable		(18.3)		33.7
Deferred revenue		(81.7)		(52.0)
Accounts payable, accrued expenses and other liabilities		10.1		(52.8)

Net cash provided by operating activities		230.2		133.2

Cash flows from investing activities:
Acquisitions, net of cash acquired		(198.3)		(55.0)
Change in restricted cash		(20.6)		3.0
Purchases of property, equipment and software		(27.1)		(28.0)

Net cash used in investing activities		(246.0)		(80.0)

Cash flows from financing activities:
Loans to stockholders		(4.4)		(5.1)
Payments on capital lease obligations		(1.7)		(1.1)
Proceeds from issuance of debt		3,487.7		2,778.9
Payments on long-term debt		(3,448.8)		(2,824.4)
Deferred financing fees		(37.5)		(27.6)
Other		(0.8)		(0.6)

Net cash used in financing activities		(5.5)		(79.9)

Effect of exchange rate changes on cash and cash equivalents		9.4		5.2

Net decrease in cash and cash equivalents		(11.9)		(21.5)
Cash and cash equivalents at the beginning of the period		421.9		384.4

Cash and cash equivalents at the end of the period	$	410.0	$	362.9

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in acquisitions, net of cash acquired	$	206.4	$	73.5
Liabilities assumed in acquisitions	$	7.7	$	16.0

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

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. Our Condensed Consolidated Financial Statements include the accounts of Infor, Inc. and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated.

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

Revision of Prior Period Financial Statements

During the fourth quarter of fiscal 2013, we corrected the manner in which we were classifying our affiliate payables related to our Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of our parent company, and presented the applicable affiliate payables net with in receivable from stockholders on our Consolidated Balance Sheets. Previously, the payables were classified as income taxes payable. The cash flows related to the affiliate payables were also reclassified from operating activities to financing activities in our Consolidated Statement of Cash Flows. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these changes and concluded that they were not material to any of our previously issued financial statements. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued financial statements to correct the effect of the error in the current filing. The revisions resulted in an $8.1 million reclassification from Cash flows from operating activities to Cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine-month period ended February 28, 2013.

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

Our license fees are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our Software-as-a-Service (SaaS) offerings. License fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS revenue is recognized over the committed service period once the services commence. SaaS revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $18.8 million and $11.8 million in the third quarter of fiscal 2014 and 2013, respectively, and $49.4 million and $32.9 million in the first nine months of fiscal 2014 and 2013, respectively.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2013	$	16.0
Provision		9.2
Write-offs and recoveries		(8.2)
Currency translation effect		0.3

Balance, February 28, 2014	$	17.3

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2013	$	10.7
Provision		3.3
Write-offs		(6.8)
Currency translation effect		0.3

Balance, February 28, 2014	$	7.5

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $1.8 million and net foreign exchange losses of $89.6 million for the three months ended February 28, 2014 and 2013, respectively. In the first nine months of fiscal 2014 and 2013 we recognized net foreign currency exchange gains of $46.0 million and net foreign currency exchange losses of $110.4 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

Certain foreign currency transaction gains and losses are generated from our intercompany balances that are not considered to be long-term in nature that will be settled between subsidiaries. These intercompany balances are a result of normal transfer pricing transactions among our various operating subsidiaries, as well as certain loans initiated between subsidiaries. We also recognize transaction gains and losses from revaluing our debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 11, Debt.

Highly Inflationary Accounting – Venezuela

Since 2010, the economy in Venezuela has been determined to be highly inflationary and accordingly, we have applied highly inflationary accounting. As a result, our Venezuelan operations have had a functional currency of U.S. Dollars since that time, and our monetary assets and liabilities denominated in Venezuelan Bolivars (BsF) have been remeasured into U.S. Dollars at each balance sheet date at the exchange rate at which such balances could be settled with the impact of Venezuelan currency fluctuations being reported in our results of operations.

Prior to January 2014, the Company utilized the official exchange rate for the BsF of 6.30 BsF to $1.00 to remeasure our Venezuelan operations into our U.S. Dollar reporting currency. In January 2014, the Venezuelan government established a new variable foreign exchange rate which is applicable for use in settling certain operations including those of Infor. This foreign exchange mechanism is called the “Complimentary System of Foreign Currency Acquirement” (SICAD). The current SICAD rate as of our fiscal quarter ended February 28, 2014, was 11.80 BsF to $1.00. We used the SICAD rate rather than the essential goods official rate to remeasure our Venezuelan operations into U.S. Dollars in the third quarter of fiscal 2014. As a result of this devaluation, we recorded a foreign currency transaction loss related to the remeasurement of $1.1 million in the third quarter of fiscal 2014.

As of February 28, 2014 and May 31, 2013, our net monetary assets denominated in BsF were approximately $1.4 million and $2.0 million, and were remeasured using the SICAD rate of 11.80 BsF to $1.00 and the official exchange rate of 6.30 BsF to $1.00, respectively. Our net monetary assets consist primarily of cash and accounts receivable partially offset by income taxes payable. The net monetary assets included $1.5 million and $2.4 million in cash and cash equivalents at February 28, 2014 and May 31, 2013, respectively. We plan to use the SICAD rate to remeasure our Venezuelan operations into U.S. Dollars in the future but we will continue to monitor and assess the proper exchange rate that we should use for remeasurement purposes.

In addition, the Venezuelan government has implemented foreign currency exchange control regulations which make it difficult to convert BsF to U.S. Dollars and potentially limit our ability to repatriate our earnings in a timely manner. The amounts being reported on our consolidated balance sheets, including cash and cash equivalents, which have been remeasured based on either the official exchange rate or the current SICAD rate, may not accurately represent the amount of U.S. Dollars that we could ultimately realize.

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

3. Acquisitions

Fiscal 2014

On January 7, 2014, we acquired PeopleAnswers, LLC (formerly PeopleAnswers, Inc.) (PeopleAnswers), a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complements and further expands our Infor Human Capital Management (HCM) suite offerings in the high-growth HCM market. The results of PeopleAnswers have been included in our Condensed Consolidated Financial Statements from the acquisition date. This acquisition was not significant and their results were not material to our results for the fiscal quarter and nine months ended February 28, 2014.

Based on our current estimation of fair values as of February 28, 2014, we have recorded approximately $84.0 million of identifiable intangible assets and $114.4 million of goodwill related to our acquisition of PeopleAnswers. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

Fiscal 2013

In fiscal 2013, we made five acquisitions for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings, three of which were completed in the first nine months of fiscal 2013. We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate, and their results were not material to our results for the nine months ended February 28, 2014, or the comparable period ended February 28, 2013.

The purchase consideration related to certain of these acquisitions is subject to post-closing adjustments and may include additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. The fair value of these contingent consideration agreements was estimated to be $13.2 million as of May 31, 2013. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. During the third quarter of fiscal 2014, we paid $0.7 million related to the settlement of certain of the contingent consideration agreements. We have estimated the fair value of the remaining contingent consideration agreements to be $11.3 million as of February 28, 2014. The potential undiscounted amount of future payments that we may be required to make related to the remaining contingent consideration agreements is between $0.0 and approximately $40.0 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the nine months ended February 28, 2014, was as follows:

(in millions)		License		Maintenance		Consulting		Total
Balance, May 31, 2013	$	849.6	$	3,012.9	$	277.3	$	4,139.8
Goodwill acquired		114.4		-		-		114.4
Currency translation effect		15.9		51.5		4.9		72.3

Balance, February 28, 2014	$	979.9	$	3,064.4	$	282.2	$	4,326.5

Goodwill acquired during the first nine months of fiscal 2014 totaled $114.4 million related to our acquisition of PeopleAnswers. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2014. While our qualitative assessment did not show any indication of potential impairment, we chose to perform a Step 1 goodwill impairment assessment as of September 30, 2013. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of February 28, 2014. We have no accumulated impairment charges related to our goodwill.

5. Fair Value

Fair Value Hierarchy

The FASB has established guidance on financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and guidance for nonfinancial asset and liabilities that are recognized at fair value on a nonrecurring basis. This guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to measure fair value.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of February 28, 2014, and May 31, 2013:

		February 28, 2014
		Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1		Level 2		Level 3		Fair Value
Liabilities

Contingent consideration	$	-	$	-	$	11.3	$	11.3

Derivative instruments		-		14.4		-		14.4

Total	$	-	$	14.4	$	11.3	$	25.7

		May 31, 2013
		Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1		Level 2		Level 3		Fair Value
Liabilities
Contingent consideration	$	-	$	-	$	13.2	$	13.2

Total	$	-	$	-	$	13.2	$	13.2

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2014 or fiscal 2013. The following table reconciles the change in our Level 3 liabilities for the first nine months of fiscal 2014:

		Fair Value
		Measurements Using
		Significant
		Unobservable Inputs
(in millions)		Level 3
Balance, May 31, 2013	$	13.2
Settlements		(0.7)
Total gain recorded in earnings		(1.2)

Balance, February 28, 2014	$	11.3

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of February 28, 2014, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of February 28, 2014, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of February 28, 2014, and May 31, 2013, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes on each reporting date, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At February 28, 2014, and May 31, 2013, the total carrying value of our long-term debt was approximately $5.4 billion and $5.3 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.7 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

		February 28,		May 31,
(in millions)		2014		2013

Accounts receivable	$	324.1	$	368.9
Unbilled accounts receivable		57.3		54.3
Less: allowance for doubtful accounts		(17.3)		(16.0)

Accounts receivable, net	$	364.1	$	407.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

		February 28, 2014						May 31, 2013
(in millions)		Gross Carrying Amounts		Accumulated Amortization		Net		Gross Carrying Amounts		Accumulated Amortization		Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$	1,845.1	$	1,081.9	$	763.2	$	1,776.0	$	942.7	$	833.3	2 - 15
Acquired and developed technology		1,084.8		842.9		241.9		1,011.7		771.4		240.3	2 - 11
Tradenames		137.8		130.0		7.8		135.6		121.5		14.1	1 - 20

Total	$	3,067.7	$	2,054.8	$	1,012.9	$	2,923.3	$	1,835.6	$	1,087.7

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

		Three Months Ended February 28,				Nine Months Ended February 28,
(in millions)		2014		2013		2014		2013
Customer contracts and relationships	$	38.6	$	40.3	$	114.2	$	121.0
Acquired and developed technology		18.4		17.4		53.2		58.0
Tradenames		2.4		2.3		7.0		7.4

Total	$	59.4	$	60.0	$	174.4	$	186.4

The estimated future annual amortization expense related to these intangible assets as of February 28, 2014, was as follows:

(in millions)
Fiscal 2014 (remaining 3 months)	$	60.2
Fiscal 2015		215.7
Fiscal 2016		190.4
Fiscal 2017		141.3
Fiscal 2018		90.7
Fiscal 2019		79.6
Thereafter		235.0

Total	$	1,012.9

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

		February 28,		May 31,
(in millions)		2014		2013

Compensation and employee benefits	$	149.9	$	159.4
Taxes other than income		21.8		27.2
Royalties and partner commissions		41.0		44.1
Litigation		2.7		12.0
Professional fees		7.6		7.2
Subcontractor expense		7.4		6.4
Interest		84.1		45.8
Restructuring		10.7		15.0
Retirement obligation		8.6		7.7
Deferred rent		13.2		9.5
Other		39.1		32.1

Accrued expenses	$	386.1	$	366.4

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

Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital. During the third quarter of fiscal 2013, certain of our parent company’s equity grants that had been classified as equity awards were modified to allow for a cash settlement option at other than fair value, which caused these grants to be classified as liability awards at the parent company. Accordingly, we have recorded equity compensation expense related to these liability awards of $3.0 million and $6.4 million in the current quarter and year-to-date period ending February 28, 2014, respectively, and $4.6 million in the comparable periods last year.

The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

		Three Months Ended				Nine Months Ended
		February 28,				February 28,
(in millions)		2014		2013		2014		2013

Sales and marketing	$	1.7	$	2.6	$	4.0	$	3.4
Research and development		1.7		2.5		3.9		3.1
General and administrative		0.7		0.8		2.0		2.2

Total	$	4.1	$	5.9	$	9.9	$	8.7

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

Fiscal 2014 Restructuring Charges

We have incurred restructuring costs totaling $12.8 million during the first nine months of fiscal 2014 relating to employee severance costs primarily for personnel in our sales and professional services organizations and costs related to certain exited facilities. We made cash payments of approximately $6.2 million during the first nine months of fiscal 2014 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2014.

Fiscal 2013 Restructuring Charges

During fiscal 2013, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. In the first nine months of fiscal 2014, we recorded restructuring cost reversals of $1.0 million related to these severance actions and exited facilities. We made cash payments of approximately $4.8 million during the first nine months of fiscal 2014 related to these actions. We completed the majority of these restructuring activities in fiscal 2013.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in fiscal 2013. These restructuring charges included costs related to employee severance and accruals for costs related to facilities exited during fiscal 2013. During the first nine months of fiscal 2014, we made $0.6 million in cash payments for employee severance. We completed the majority of these restructuring activities in fiscal 2013.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2013, we had completed a series of acquisitions as well as certain restructuring activities. In the first nine months of fiscal 2014, we recorded restructuring cost reversals of $2.9 million related to these severance actions and exited facilities. We made net cash payments of $2.9 million related to these previous actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended February 28, 2014. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

						Adjustment to Costs										Total
(in millions)		Balance May 31, 2013		Initial Costs		Expense		Foreign Currency Effect		Cash Payments		Balance February 28, 2014		Total Costs Recognized to Date		Expected Program Costs
Fiscal 2014 restructuring
Severance	$	-	$	12.1	$	-	$	-	$	(6.1)	$	6.0	$	12.1	$	12.1
Facilities and other		-		0.7		-		-		(0.1)		0.6		0.7		0.7

Total fiscal 2014 restructuring		-		12.8		-		-		(6.2)		6.6		12.8		12.8

Fiscal 2013 restructuring
Severance		7.9		-		(1.7)		0.3		(4.2)		2.3		13.1		13.1
Facilities and other		0.5		-		0.7		(0.1)		(0.6)		0.5		1.4		1.4

Total fiscal 2013 restructuring		8.4		-		(1.0)		0.2		(4.8)		2.8		14.5		14.5

Fiscal 2013 acquisition-related
Severance		0.6		-		-		0.1		(0.6)		0.1		0.9		0.9

Total fiscal 2013 acquisition-related		0.6		-		-		0.1		(0.6)		0.1		0.9		0.9

Previous restructuring
Severance		1.6		-		(0.3)		0.1		(0.9)		0.5		13.9		13.9
Facilities and other		0.1		-		(0.1)		-		-		-		1.3		1.3

Total previous restructuring		1.7		-		(0.4)		0.1		(0.9)		0.5		15.2		15.2

Previous acquisition-related
Severance		0.8		-		0.1		-		(0.4)		0.5		54.5		54.5
Facilities and other		6.4		-		(2.6)		0.1		(1.6)		2.3		21.8		21.8

Total previous acquisition-related		7.2		-		(2.5)		0.1		(2.0)		2.8		76.3		76.3

Total restructuring	$	17.9	$	12.8	$	(3.9)	$	0.5	$	(14.5)	$	12.8	$	119.7	$	119.7

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

		Three Months Ended				Nine Months Ended
		February 28,				February 28,
(in millions)		2014		2013		2014		2013
License	$	1.0	$	(0.2)	$	2.4	$	1.9
Maintenance		0.5		0.1		0.2		(0.1)
Consulting		0.5		(1.0)		3.7		0.5
General and administrative and other functions		1.3		(1.0)		2.6		5.2

Total restructuring costs	$	3.3	$	(2.1)	$	8.9	$	7.5

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

		February 28, 2014			May 31, 2013
(in millions)		Amount	Effective Rate		Amount	Effective Rate

First lien Term B-1 due October 5, 2016	$	-	-%	$	340.0	5.750%
First lien Term B-2 due April 5, 2018		-	-%		2,779.1	5.250%
First lien Term B-3 due June 3, 2020		478.6	3.750%		-	-%
First lien Term B-5 due June 3, 2020		2,550.0	3.750%		-	-%
First lien Euro Term due April 5, 2018		-	-%		321.7	6.750%
First lien Euro Term B due June 3, 2020		479.2	4.000%		-	-%
9.375% senior notes due April 1, 2019		1,015.0	9.375%		1,015.0	9.375%
10.0% senior notes due April 1, 2019		345.1	10.000%		324.9	10.000%
11.5% senior notes due July 15, 2018		560.0	11.500%		560.0	11.500%
Debt discounts		(38.9)			(16.6)

Total long-term debt		5,389.0			5,324.1
Less: current portion		29.4			91.2

Total long-term debt - non-current	$	5,359.6		$	5,232.9

The weighted average interest rate at February 28, 2014, and May 31, 2013, was 6.02% and 7.10%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of February 28, 2014:

(in millions)

Fiscal 2014 (remaining 3 months)	$	4.1
Fiscal 2015		34.1
Fiscal 2016		35.2
Fiscal 2017		35.2
Fiscal 2018		35.2
Fiscal 2019		1,955.2
Thereafter		3,328.9

Total	$	5,427.9

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended. See Refinancing Amendments, below for a description of each amendment.

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

Refinancing Amendments

On January 31, 2014, we entered into the Fifth Amendment to the Credit Agreement (as amended). The Fifth Amendment provides for the reduction of the interest rate margins applicable to borrowings made under our Revolver. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum. No other changes were made to the terms of the Revolver.

On January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended). The Fourth Amendment provided for the refinancing of all of the outstanding balance of our Tranche B-2 Term Loan with the proceeds of a new $2,550.0 million term loan (the Tranche B-5 Term Loan).

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

On June 3, 2013, we entered into the Second Amendment to the Credit Agreement (as amended). The Second Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020, which is an extension of approximately three and a half years compared to the original Tranche B-1 Term Loan maturity date. Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020, which is an extension of approximately 24 months compared to the original Euro Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-3 Term Loan and Euro Tranche B Term Loan are guaranteed by the same guarantors, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. The Second Amendment also amended the Credit Agreement to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and then only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such fiscal quarter.

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

Deferred Financing Fees

As of February 28, 2014, deferred financing fees, net of amortization, of $130.1 million were reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended February 28, 2014 and 2013, we amortized $5.6 million and $6.2 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2014 and 2013, we amortized $18.4 million and $17.2 million, respectively, in deferred financing fees.

In conjunction with the January 2, 2014, Fourth Amendment and the June 3, 2013, Second Amendment to our Credit Agreement, we evaluated each of these refinancing transactions in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of our Tranche B-2 Term Loan, Tranche B-1 Term Loan and Euro Term Loan were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendments’ refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessments, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In the first nine months of fiscal 2014 we capitalized $12.1 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendments’ refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in the first nine months of fiscal 2014, $5.2 million of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In addition, we expensed $20.9 million in third-party costs incurred related to the modifications, which were included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations in the first nine months of fiscal 2014 and are reflected in our year-to-date results.

Parent Company PIK Term Loan

In addition to the debt held by Infor and its affiliates discussed above, Infor Lux Bond Company (Lux Bond Co), our direct parent company, has debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment thereto, dated as of April 5, 2012.

As of April 5, 2012, the Lux PIK Term Loan bears interest at a fixed rate of 13.375% per year and accrues quarterly. Accrued but unpaid interest is to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter may be paid in cash and the fixed rate will be reduced by 50 basis points per annum for that quarter. For fiscal 2013 and in the second and third quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 17, Related Party Transactions – Due to/from Affiliate. As of February 28, 2014, and May 31, 2013, the total balance outstanding related to the Lux PIK Term Loan was $166.8 million and $161.4 million, respectively. The balance as of February 28, 2014, includes accrued interest of $5.4 million as Lux Bond Co did not elect to pay the first quarter of fiscal 2014 interest in cash. Subsequent to our third quarter of fiscal 2014, on April 8, 2014, the outstanding balance of the Lux PIK Term Loan was repaid. See Note 19, Subsequent Events – Issuance of Notes.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the Lux PIK Term Loan and accordingly we have not reflected the Lux PIK Term Loan in our consolidated financial statements for any of the periods presented. While not contractually required to do so, we believe that any voluntary servicing of the Lux PIK Term Loan, or any other affiliate’s debt, in future periods will not materially impact our ability to service our own debt and that our cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our debt service obligations for the foreseeable future.

12. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes. The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate may fluctuate as a result of changes in the forecasted annual income level and geographical mix of our operating earnings as well as a result of acquisitions, changes in liabilities recorded for unrecognized tax benefits, changes in the valuation allowances for deferred tax assets, tax settlements with U.S. and foreign tax authorities, and the impact from changes in enacted tax laws.

Our income tax provision (benefit) and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	February 28,				February 28,
(in millions, except percentages)	2014		2013		2014	2013

Income tax provision (benefit)	$(5.4)	$	(9.8)	$	10.6	$25.3
Effective income tax rate	131.7%		11.9%		10.8%	(24.4)%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to states taxes and foreign earnings taxed at lower income tax rates than in the U.S.

The change in the third quarter tax rate compared to the prior year was primarily due to an increase in book income subject to taxation, a decrease in the amount of valuation allowance released, an increase in the amount of foreign income (Subpart F inclusions) subject to U.S. tax, and a change in estimate of the amount of foreign income (Subpart F inclusions) subject to U.S. tax in the 2013 U.S. federal income tax return. The change in the tax rate for the first nine months of fiscal 2014 compared to the prior year was driven by a decrease in the amount of foreign income (Subpart F inclusions) subject to U.S. tax, the elimination of the need to provide for a valuation allowance for certain foreign earnings, a reduction in the amount of unrecognized tax benefits, and a change in estimate of the amount of foreign income (Subpart F inclusions) subject to U.S. tax in the 2013 U.S. federal income tax return.

During the upcoming twelve months ending February 28, 2015, we expect a net reduction of approximately $27.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

Our net deferred tax assets were $135.3 million and $125.9 million as of February 28, 2014 and May 31, 2013. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income
Balance, May 31, 2013	$98.9	$(8.9)	$-	$90.0
Other comprehensive income (loss)	(11.9)	(0.5)	(8.8)	(21.2)

Balance, February 28, 2014	$87.0	$(9.4)	$(8.8)	$68.8

(1)	Funded status of defined benefit pension plan is presented net of tax provision of $0.9 million and $0.9 million as of February 28, 2014 and May 31, 2013, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $5.6 million as of February 28, 2014.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in any of the periods presented.

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
February 28, 2014
Foreign currency translation adjustment	$2.1	$-	$2.1
Change in funded status of defined benefit plans	(0.1)	-	(0.1)
Derivative instruments unrealized gain (loss)	0.1	-	0.1

Other comprehensive income (loss)	$2.1	$-	$2.1

February 28, 2013
Foreign currency translation adjustment	$61.7	$-	$61.7
Change in funded status of defined benefit plans	0.4	-	0.4

Other comprehensive income (loss)	$62.1	$-	$62.1

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
February 28, 2014
Foreign currency translation adjustment	$(11.9)	$-	$(11.9)
Change in funded status of defined benefit plans	(0.5)	-	(0.5)
Derivative instruments unrealized gain (loss)	(14.4)	5.6	(8.8)

Other comprehensive income (loss)	$(26.8)	$5.6	$(21.2)

February 28, 2013
Foreign currency translation adjustment	$162.6	$-	$162.6
Change in funded status of defined benefit plans	(0.1)	-	(0.1)

Other comprehensive income (loss)	$162.5	$-	$162.5

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.3 million and $14.6 million for the three-month periods ended February 28, 2014 and February 28, 2013, respectively. For the first nine months of fiscal 2014 and 2013, total rent expense for operating leases was $39.1 million and $43.0 million, respectively.

We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of February 28, 2014, and May 31, 2013, we have accrued $2.7 million and $12.1 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

In September 2011, ePlus initiated contempt proceedings alleging that Lawson was not compliant with the injunction for, inter alia, releasing RQC which ePlus claims is not more than colorably different from RSS and also infringes its patents. In the contempt proceeding, which was heard by the same district court judge who presided over the underlying jury trial, ePlus sought, among other things, monetary damages as a remedy for Lawson’s alleged violation of the court’s injunction order, and a ruling that would enjoin further sales or servicing of the redesigned products that incorporate Punchout or Punchout and EDI. We are vigorously defending this matter because we believe Lawson has meritorious defenses, including: (i) that the product modifications render the current product more than colorably different from the adjudged infringing products, making contempt inappropriate; and (ii) that the modified product does not infringe the claims of the patents-in-suit as those claims were alleged and proved to be infringed by the original products.

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

On September 20, 2013, Lawson submitted to the District Court a Report of Compliance, limited to software configurations with the decommissioned RSS module and Procurement Punchout. Lawson states in that submission that it is in compliance with the District Court injunction as it pertains to those configurations. Relying on the stay issued by the Court of Appeals, Lawson has continued to sell and service configurations containing the RQC module and Procurement Punchout, which the District Court held to be in violation of its injunction, a determination now on appeal.

As previously noted, on direct appeal, the Federal Circuit Court of Appeals held two of the five infringed claims to be invalid. More recently, a final determination of the Board of Patent Appeals and Interferences (BPAI) invalidated the remaining three claims, including the single claim that is the basis for the modified injunction. ePlus appealed that administrative determination to the Federal Circuit Court of Appeals and, on November 8, 2013, the Circuit Court issued a judgment order summarily affirming the BPAI’s finding of invalidity. On December 23, 2013, ePlus petitioned the Circuit Court for panel rehearing, and rehearing en banc, of the November 8th summary order. The Federal Circuit denied ePlus’ petition for rehearing on January 29, 2014, and issued its mandate on February 5, 2014. Lawson’s appeals from the injunction and contempt order are pending.

Given the inherent unpredictability of judicial proceedings, the pending appeal of the District Court’s injunction order, damages ruling and contempt finding, as well as the right of either party to petition for an appeal of an unfavorable decision from any ruling made on the merits of the contempt application, we cannot predict with certainty at this time the eventual outcome of the contempt proceeding. Nevertheless, Lawson believes it has a strong likelihood of success in its appeal. Lawson contends that the Federal Circuit’s November 8, 2013 decision affirming the invalidation of the sole patent claim upon which the injunction and the contempt order are both predicated should be given collateral estoppel effect in the current proceeding between ePlus and Lawson. Lawson’s further position is that in the absence of a valid patent claim (as a consequence of collateral estoppel application of the Federal Circuit’s prior ruling) there would be no continuing basis for an injunction against Lawson, and that both the injunction and the judgment of contempt against Lawson should be reversed and vacated.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of February 28, 2014, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of February 28, 2014, and May 31, 2013.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
	Notional	Derivative	Classification	February 28,	May 31,
(in millions, except percentages)	Amount	Base	Asset (Liability)	2014	2013
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Other long-term liabilities	$(6.6)	$-
Interest rate swap	212.6	2.4740%	Other long-term liabilities	(3.2)	-
Interest rate swap	212.6	2.4750%	Other long-term liabilities	(3.2)	-
Interest rate swap	94.5	2.4725%	Other long-term liabilities	(1.4)	-

Total	$945.0		Total, net asset (liability)	$(14.4)	$-

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended		Nine Months Ended
	Statement of	February 28,		February 28,
(in millions)	Operations Location	2014	2013	2014	2013
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$0.1	$-	$(14.4)	$-

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$-	$-	$-	$-

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of February 28, 2014, none of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately four years.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License		Maintenance		Consulting		Total
February 28, 2014

Revenues	$131.6	$	362.6	$	181.0	$	675.2
Cost of revenues	24.7		67.2		144.6		236.5
Direct sales costs	96.7		-		-		96.7

Sales margin	$10.2	$	295.4	$	36.4	$	342.0

Sales margin %	7.8%		81.5%		20.1%		50.7%

February 28, 2013
Revenues	$124.2	$	357.1	$	186.3	$	667.6
Cost of revenues	17.3		65.2		149.0		231.5
Direct sales costs	96.5		-		-		96.5

Sales margin	$10.4	$	291.9	$	37.3	$	339.6

Sales margin %	8.4%		81.7%		20.0%		50.9%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
February 28, 2014
Revenues	$373.3	$1,095.9	$558.9	$2,028.1
Cost of revenues	62.7	193.6	440.1	696.4
Direct sales costs	276.1	-	-	276.1

Sales margin	$34.5	$902.3	$118.8	$1,055.6

Sales margin %	9.2%	82.3%	21.3%	52.0%

February 28, 2013
Revenues	$353.9	$1,078.3	$562.0	$1,994.2
Cost of revenues	50.5	191.1	439.9	681.5
Direct sales costs	273.9	-	-	273.9

Sales margin	$29.5	$887.2	$122.1	$1,038.8

Sales margin %	8.3%	82.3%	21.7%	52.1%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in millions)	2014	2013	2014	2013
Reportable segment revenues	$675.2	$667.6	$2,028.1	$1,994.2
Purchase accounting revenue adjustments (1)	(2.5)	(4.2)	(6.6)	(16.5)

Total revenues	$672.7	$663.4	$2,021.5	$1,977.7

Reportable segment sales margin	$342.0	$339.6	$1,055.6	$1,038.8

Other unallocated costs and operating expenses (2)	180.9	163.6	504.7	498.1
Amortization of intangible assets and depreciation	67.3	67.7	195.8	209.5
Restructuring costs	3.3	(2.1)	8.9	7.5

Income from operations	90.5	110.4	346.2	323.7
Total other expense, net	94.6	193.0	248.2	427.2

Income (loss) before income tax	$(4.1)	$(82.6)	$98.0	$(103.5)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
February 28, 2014
Software license fees and subscriptions	$80.3	$37.3	$12.1	$129.7
Product updates and support fees	220.7	113.0	28.7	362.4

Software revenues	301.0	150.3	40.8	492.1
Consulting services and other fees	81.9	83.2	15.5	180.6

Total revenues	$382.9	$233.5	$56.3	$672.7

February 28, 2013
Software license fees and subscriptions	$69.9	$40.3	$11.0	$121.2
Product updates and support fees	217.5	108.7	30.7	356.9

Software revenues	287.4	149.0	41.7	478.1
Consulting services and other fees	83.9	84.3	17.1	185.3

Total revenues	$371.3	$233.3	$58.8	$663.4

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
February 28, 2014
Software license fees and subscriptions	$226.5	$109.6	$33.3	$369.4
Product updates and support fees	669.5	337.2	88.1	1,094.8

Software revenues	896.0	446.8	121.4	1,464.2
Consulting services and other fees	257.8	247.7	51.8	557.3

Total revenues	$1,153.8	$694.5	$173.2	$2,021.5

February 28, 2013
Software license fees and subscriptions	$201.0	$109.7	$31.9	$342.6
Product updates and support fees	659.0	324.6	93.4	1,077.0

Software revenues	860.0	434.3	125.3	1,419.6
Consulting services and other fees	259.9	242.7	55.5	558.1

Total revenues	$1,119.9	$677.0	$180.8	$1,977.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total

February 28, 2014	$47.9	$26.6	$4.5	$79.0
May 31, 2013	$42.9	$25.0	$3.4	$71.3

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
(in millions)	2014	2013		2014	2013

United States	$339.9	$321.5	$	1,012.9	$961.7

All other countries	332.8	341.9		1,008.6	1,016.0

Total revenues	$672.7	$663.4	$	2,021.5	$1,977.7

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	February 28,	May 31,
(in millions)	2014	2013

United States	$47.0	$42.1

Germany	9.3	9.7

All other countries	22.7	19.5

Total long-lived tangible assets	$79.0	$71.3

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

Golden Gate Capital

During the first nine months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $4.4 million and $4.4 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At February 28, 2014, $0.3 million of these fees remained unpaid. We capitalized as deferred financing fees $0.1 million during the first nine months of fiscal 2014 for fees and expenses paid to Golden Gate Capital in connection with our debt refinancing transactions during the year and expensed an additional $0.9 million. We did not capitalize or expense any similar fees in the comparable periods last year.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.9 million and $1.4 million in the first nine months of fiscal 2014 and 2013, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.1 million and $0.3 million in the first nine months of fiscal 2014 and 2013, respectively.

Summit Partners

During the first nine months of fiscal 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.5 million and $1.3 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at February 28, 2014. We had no sales to companies owned by Summit Partners in the first nine months of fiscal 2014 or the corresponding prior period. We have made an insignificant amount of payments to companies owned by Summit Partners in the first nine months of fiscal 2014 and payments of $0.1 million in the corresponding prior period.

Due from Affiliates

Infor, through certain of our subsidiaries, had net receivables from Lux Bond Co of $34.5 million and $30.1 million as of February 28, 2014, and May 31, 2013, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets. In fiscal 2013, we funded quarterly interest payments totaling $18.2 million that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In the first nine months of fiscal 2014, Lux Bond Co elected to pay second and third quarter interest of $11.0 million in cash and we funded these payments though affiliate loans. Any future quarterly interest payments along with the repayment of the remaining principal balance at maturity may also be funded through additional loans to Lux Bond Co.

In addition, Infor has entered into a tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co, which was effective as of April 5, 2012. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first nine months of fiscal 2014, we recorded $6.6 million under the terms of the Tax Allocation Agreement as a decrease to the receivable from Lux Bond Co as of February 28, 2014.

18. Supplemental Guarantor Financial Information

The 9.375%, 10.0% and 11.5% senior notes issued by Infor (US), Inc. are fully and unconditionally guaranteed, except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future wholly-owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of February 28, 2014, and May 31, 2013, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarter and nine-month periods ended February 28, 2014 and 2013, and our Condensed Consolidating Statements of Cash Flows for the nine months ended February 28, 2014 and 2013.

During the fourth quarter of fiscal 2013, we corrected the manner in which we were classifying our affiliate payables related to our Tax Allocation Agreement with GGC Software Parent, Inc. Previously, the payables were classified on our Consolidated Balance Sheets as income taxes payable. Based upon our review of the nature of transactions that resulted in these payables and our expectation as to the timing of the payments, we corrected our presentation of our affiliate payables and reclassified the balance from income taxes payable to receivable from stockholders on our Consolidated Balance Sheets as of May 31, 2013. The cash flows related to the affiliate receivables were also reclassified from operating activities to financing activities in our Consolidated Statements of Cash Flows. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. As permitted by applicable accounting guidance, we have presented revised cash flow information below for the nine months ended February 28, 2013.

Condensed Consolidating Balance Sheets

	February 28, 2014

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$69.2	$-	$340.8	$-	$410.0

Accounts receivable, net	-	131.2	5.3	227.6	-	364.1

Prepaid expenses	-	49.1	15.7	58.9	-	123.7

Income tax receivable	0.4	25.6	0.5	16.4	-	42.9

Other current assets	-	19.2	-	12.6	-	31.8

Affiliate receivable	-	396.5	380.2	23.5	(800.2)	-

Deferred tax assets	-	19.7	2.8	16.8	(0.1)	39.2

Total current assets	0.4	710.5	404.5	696.6	(800.3)	1,011.7

Property and equipment, net	-	30.4	16.6	32.0	-	79.0

Intangible assets, net	-	662.2	10.3	340.4	-	1,012.9

Goodwill	-	2,355.6	62.6	1,908.3	-	4,326.5

Deferred tax assets	-	-	3.0	95.7	(2.6)	96.1

Other assets	-	6.3	4.5	21.7	-	32.5

Deferred financing fees, net	-	130.1	-	-	-	130.1

Affiliate receivable	-	930.8	1.3	148.7	(1,080.8)	-

Investment in subsidiaries	-	1,587.4	-	-	(1,587.4)	-

Total assets	$0.4	$6,413.3	$502.8	$3,243.4	$(3,471.1)	$6,688.8

LIABILITIES AND STOCKHOLDERS’

DEFICIT

Current liabilities:

Accounts payable	$-	$27.4	$0.1	$29.5	$-	$57.0

Income taxes payable	-	-	-	15.3	-	15.3

Accrued expenses	-	177.6	31.0	177.5	-	386.1

Deferred tax liabilities	0.1	-	-	3.8	(0.1)	3.8

Deferred revenue	-	427.8	15.6	423.4	-	866.8

Affiliate payable	29.4	400.7	318.4	51.7	(800.2)	-

Current portion of long-term obligations	-	29.4	-	-	-	29.4

Total current liabilities	29.5	1,062.9	365.1	701.2	(800.3)	1,358.4

Long-term debt	-	5,359.6	-	-	-	5,359.6

Deferred tax liabilities	0.1	171.5	-	65.4	(2.6)	234.4

Affiliate payable	58.6	149.6	0.4	872.2	(1,080.8)	-

Other long-term liabilities	-	74.1	3.0	151.5	-	228.6

Losses in excess of investment in subsidiaries	404.4	-	-	-	(404.4)	-

Total liabilities	492.6	6,817.7	368.5	1,790.3	(2,288.1)	7,181.0

Total stockholders’ equity (deficit)	(492.2)	(404.4)	134.3	1,453.1	(1,183.0)	(492.2)

Total liabilities and stockholders’ deficit	$0.4	$6,413.3	$502.8	$3,243.4	$(3,471.1)	$6,688.8

	May 31, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$89.5	$-	$332.4	$-	$421.9

Accounts receivable, net	-	161.3	6.2	239.7	-	407.2

Prepaid expenses	-	51.2	15.4	41.9	-	108.5

Income tax receivable	0.1	15.8	0.5	16.1	-	32.5

Other current assets	-	2.1	0.4	16.1	-	18.6

Affiliate receivable	-	314.7	222.1	47.3	(584.1)	-

Deferred tax assets	-	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	653.5	247.4	710.0	(584.2)	1,026.8

Property and equipment, net	-	24.6	17.5	29.2	-	71.3

Intangible assets, net	-	682.0	13.2	392.5	-	1,087.7

Goodwill	-	2,240.6	62.7	1,836.5	-	4,139.8

Deferred tax assets	0.2	-	5.8	87.8	(6.0)	87.8

Other assets	-	7.0	10.5	19.1	-	36.6

Deferred financing fees, net	-	141.1	-	-	-	141.1

Affiliate receivable	-	1,049.0	11.0	119.0	(1,179.0)	-

Investment in subsidiaries	-	1,404.8	-	-	(1,404.8)	-

Total assets	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

LIABILITIES AND STOCKHOLDERS’

DEFICIT

Current liabilities:

Accounts payable	$-	$19.0	$-	$21.6	$-	$40.6

Income taxes payable	-	0.3	-	28.4	-	28.7

Accrued expenses	-	150.2	30.0	186.2	-	366.4

Deferred tax liabilities	0.1	-	-	4.3	(0.1)	4.3

Deferred revenue	-	552.2	13.6	361.9	-	927.7

Affiliate payable	29.4	258.1	193.2	103.4	(584.1)	-

Current portion of long-term obligations	-	91.2	-	-	-	91.2

Total current liabilities	29.5	1,071.0	236.8	705.8	(584.2)	1,458.9

Long-term debt	-	5,232.9	-	-	-	5,232.9

Deferred tax liabilities	-	186.1	-	50.9	(6.0)	231.0

Affiliate payable	58.3	119.8	0.4	1,000.5	(1,179.0)	-

Other long-term liabilities	-	69.2	11.5	151.5	-	232.2

Losses in excess of investment in subsidiaries	476.4	-	-	-	(476.4)	-

Total liabilities	564.2	6,679.0	248.7	1,908.7	(2,245.6)	7,155.0

Total stockholders’ equity (deficit)	(563.9)	(476.4)	119.4	1,285.4	(928.4)	(563.9)

Total liabilities and stockholders’ deficit	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

Condensed Consolidating Statements of Operations

		Three Months Ended February 28, 2014

(in millions)		Infor, Inc. (Parent)		Infor (US), Inc. (Subsidiary Issuer)		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Total Consolidated

Revenues:

Software license fees and subscriptions	$	-	$	74.2	$	2.3	$	53.2	$	-	$	129.7

Product updates and support fees		-		199.9		7.0		155.5		-		362.4

Software revenues		-		274.1		9.3		208.7		-		492.1

Consulting services and other fees		-		67.9		3.7		109.0		-		180.6

Total revenues		-		342.0		13.0		317.7		-		672.7

Operating expenses:
Cost of software license fees and subscriptions		-		15.8		2.0		8.6		0.2		26.6
Cost of product updates and support fees		-		32.9		0.8		32.2		1.3		67.2
Cost of consulting services and other fees		-		52.6		3.5		86.3		2.2		144.6

Sales and marketing		-		54.7		6.6		51.6		1.4		114.3

Research and development		-		51.6		2.2		44.1		2.7		100.6

General and administrative		-		4.8		29.0		21.2		(7.8)		47.2

Amortization of intangible assets and depreciation		-		38.5		3.3		25.5		-		67.3

Restructuring costs		-		1.4		-		1.9		-		3.3
Acquisition-related and other costs		-		11.0		0.1		-		-		11.1

Affiliate (income) expense, net		-		40.2		(38.8)		(1.4)		-		-

Total operating expenses		-		303.5		8.7		270.0		-		582.2

Income from operations		-		38.5		4.3		47.7		-		90.5

Other expense, net:

Interest expense, net		-		91.6		-		0.2		-		91.8

Affiliate interest (income) expense, net		-		(12.8)		-		12.8		-		-

Loss on extinguishment of debt		-		4.5		-		-		-		4.5
Other (income) expense, net		-		5.6		0.5		(7.8)		-		(1.7)

Total other expense, net		-		88.9		0.5		5.2		-		94.6

Income (loss) before income tax		-		(50.4)		3.8		42.5		-		(4.1)

Income tax provision (benefit)		0.2		9.7		0.4		(15.7)		-		(5.4)

Equity in (earnings) loss of subsidiaries		(1.5)		(61.6)		-		-		63.1		-

Net income (loss)	$	1.3	$	1.5	$	3.4	$	58.2	$	(63.1)	$	1.3

	Three Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues:

Software license fees and subscriptions	$-	$61.3	$2.5	$57.4	$-	$121.2

Product updates and support fees	-	195.8	6.7	154.4	-	356.9

Software revenues	-	257.1	9.2	211.8	-	478.1

Consulting services and other fees	-	70.2	2.7	112.4	-	185.3

Total revenues	-	327.3	11.9	324.2	-	663.4

Operating expenses:

Cost of software license fees and subscriptions	-	9.0	1.9	8.5	0.1	19.5

Cost of product updates and support fees	-	31.0	0.6	32.4	1.2	65.2

Cost of consulting services and other fees	-	53.4	2.7	90.3	2.2	148.6

Sales and marketing	-	49.6	9.9	53.2	1.5	114.2

Research and development	-	43.8	1.6	41.6	2.2	89.2

General and administrative	-	5.9	26.5	24.2	(7.2)	49.4

Amortization of intangible assets and depreciation	-	37.7	4.1	25.9	-	67.7

Restructuring costs	-	0.9	-	(3.0)	-	(2.1)

Acquisition-related and other costs	-	0.3	0.4	0.6	-	1.3

Affiliate (income) expense, net	-	43.2	(37.9)	(5.3)	-	-

Total operating expenses	-	274.8	9.8	268.4	-	553.0

Income (loss) from operations	-	52.5	2.1	55.8	-	110.4

Other expense, net:

Interest expense, net	-	103.4	-	0.1	-	103.5

Affiliate interest (income) expense, net	-	(14.6)	(0.1)	14.7	-	-

Loss on extinguishment of debt	-	-	-	-	-	-

Other (income) expense, net	-	(2.5)	(0.1)	92.1	-	89.5

Total other expense, net	-	86.3	(0.2)	106.9	-	193.0

Income (loss) before income tax	-	(33.8)	2.3	(51.1)	-	(82.6)

Income tax provision (benefit)	1.7	(23.6)	2.8	9.3	-	(9.8)

Equity in (earnings) loss of subsidiaries	71.1	60.9	-	-	(132.0)	-

Net income (loss)	$(72.8)	$(71.1)	$(0.5)	$(60.4)	$132.0	$(72.8)

	Nine Months Ended February 28, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues:

Software license fees and subscriptions	$-	$207.9	$5.2	$156.3	$-	$369.4

Product updates and support fees	-	605.7	21.2	467.9	-	1,094.8

Software revenues	-	813.6	26.4	624.2	-	1,464.2

Consulting services and other fees	-	211.9	10.9	334.5	-	557.3

Total revenues	-	1,025.5	37.3	958.7	-	2,021.5

Operating expenses:

Cost of software license fees and subscriptions	-	38.7	5.0	24.4	0.5	68.6

Cost of product updates and support fees	-	93.8	2.5	93.5	3.8	193.6

Cost of consulting services and other fees	-	162.9	8.6	261.7	6.7	439.9

Sales and marketing	-	153.9	19.4	149.7	4.3	327.3

Research and development	-	144.0	7.3	126.8	8.0	286.1

General and administrative	-	8.9	83.6	64.6	(23.3)	133.8

Amortization of intangible assets and depreciation	-	112.4	9.6	73.8	-	195.8

Restructuring costs	-	1.5	0.2	7.2	-	8.9

Acquisition-related and other costs	-	22.1	0.1	(0.9)	-	21.3

Affiliate (income) expense, net	-	115.8	(115.2)	(0.6)	-	-

Total operating expenses	-	854.0	21.1	800.2	-	1,675.3

Income from operations	-	171.5	16.2	158.5	-	346.2

Other expense, net:

Interest expense, net	-	288.6	-	0.5	-	289.1

Affiliate interest (income) expense, net	-	(42.4)	(0.1)	42.5		-

Loss on extinguishment of debt	-	5.2	-	-	-	5.2

Other (income) expense, net	-	17.6	0.4	(64.1)	-	(46.1)

Total other expense, net	-	269.0	0.3	(21.1)	-	248.2

Income (loss) before income tax	-	(97.5)	15.9	179.6	-	98.0

Income tax provision (benefit)	0.1	(2.1)	3.0	9.6	-	10.6

Equity in loss (earnings) of subsidiaries	(87.5)	(182.9)	-	-	270.4	-

Net income (loss)	$87.4	$87.5	$12.9	$170.0	$(270.4)	$87.4

	Nine Months Ended February 28, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenues:

Software license fees and subscriptions	$-	$179.8	$5.5	$157.3	$-	$342.6

Product updates and support fees	-	591.4	21.2	464.4	-	1,077.0

Software revenues	-	771.2	26.7	621.7	-	1,419.6

Consulting services and other fees	-	212.3	8.7	337.1	-	558.1

Total revenues	-	983.5	35.4	958.8	-	1,977.7

Operating expenses:

Cost of software license fees and subscriptions	-	29.5	4.3	23.2	0.3	57.3

Cost of product updates and support fees	-	92.1	1.8	94.0	3.2	191.1

Cost of consulting services and other fees	-	162.3	7.8	262.6	6.0	438.7

Sales and marketing	-	147.3	18.4	157.1	4.0	326.8

Research and development	-	131.6	0.6	118.7	6.1	257.0

General and administrative	-	28.3	75.7	65.8	(19.6)	150.2

Amortization of intangible assets and depreciation	-	118.8	11.4	79.3	-	209.5

Restructuring costs	-	2.1	0.1	5.3	-	7.5

Acquisition-related and other costs	-	12.2	3.1	0.6	-	15.9

Affiliate (income) expense, net	-	117.4	(108.7)	(8.7)	-	-

Total operating expenses	-	841.6	14.5	797.9	-	1,654.0

Income from operations	-	141.9	20.9	160.9	-	323.7

Other expense, net:

Interest expense, net	-	314.9	0.1	0.1	-	315.1

Affiliate interest (income) expense, net	-	(53.9)	(0.1)	54.0	-	-

Loss on extinguishment of debt	-	1.8	-	-	-	1.8

Other (income) expense, net	-	8.0	0.3	102.0	-	110.3

Total other expense, net	-	270.8	0.3	156.1	-	427.2

Income (loss) before income tax	-	(128.9)	20.6	4.8	-	(103.5)

Income tax provision (benefit)	1.6	(27.2)	2.8	48.1	-	25.3

Equity in loss (earnings) of subsidiaries	127.2	25.5	-	-	(152.7)	-

Net income (loss)	$(128.8)	$(127.2)	$17.8	$(43.3)	$152.7	$(128.8)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended February 28, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$1.3	$1.5	$3.4	$58.2	$(63.1)	$1.3

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	2.1	-	2.1
Defined benefit plan funding status, net of tax	-	-	-	(0.1)	-	(0.1)
Unrealized gain (loss) on derivative instruments, net of tax	-	0.1	-	-	-	0.1

Total other comprehensive income (loss)	-	0.1	-	2.0	-	2.1

Comprehensive income (loss)	$1.3	$1.6	$3.4	$60.2	$(63.1)	$3.4

	Three Months Ended February 28, 2013

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(72.8)	$(71.1)	$(0.5)	$(60.4)	$132.0	$(72.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	61.7	-	61.7
Defined benefit plan funding status, net of tax	-	-	-	0.4	-	0.4
Unrealized gain (loss) on derivative instruments, net of tax	-	-	-	-	-	-

Total other comprehensive income (loss)	-	-	-	62.1	-	62.1

Comprehensive income (loss)	$(72.8)	$(71.1)	$(0.5)	$1.7	$132.0	$(10.7)

	Nine Months Ended February 28, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$87.4	$87.5	$12.9	$170.0	$(270.4)	$87.4

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	(11.9)	-	(11.9)
Defined benefit plan funding status, net of tax	-	-	-	(0.5)	-	(0.5)
Unrealized gain (loss) on derivative instruments, net of tax	-	(8.8)	-	-	-	(8.8)

Total other comprehensive income (loss)	-	(8.8)	-	(12.4)	-	(21.2)

Comprehensive income (loss)	$87.4	$78.7	$12.9	$157.6	$(270.4)	$66.2

	Nine Months Ended February 28, 2013

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net income (loss)	$(128.8)	$(127.2)	$17.8	$(43.3)	$152.7	$(128.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	162.6	-	162.6
Defined benefit plan funding status, net of tax	-	-	-	(0.1)	-	(0.1)
Unrealized gain (loss) on derivative instruments, net of tax	-	-	-	-	-	-

Total other comprehensive income (loss)	-	-	-	162.5	-	162.5

Comprehensive income (loss)	$(128.8)	$(127.2)	$17.8	$119.2	$152.7	$33.7

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended February 28, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$-	$71.3	$(3.8)	$162.7	$-	$230.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(198.0)	-	(0.3)	-	(198.3)
Change in restricted cash	-	(18.2)	-	(2.4)	-	(20.6)
Purchases of property, equipment and software	-	(14.0)	(5.8)	(7.3)	-	(27.1)

Net cash used in investing activities	-	(230.2)	(5.8)	(10.0)	-	(246.0)

Cash flows from financing activities:
Loans to stockholders	-	(4.4)	-	-	-	(4.4)
Payments on capital lease obligations	-	(0.3)	-	(1.4)	-	(1.7)
Proceeds from issuance of debt	-	3,487.7	-	-	-	3,487.7
Payments on long-term debt	-	(3,448.8)	-	-	-	(3,448.8)
(Payments) proceeds from affiliate within group	-	141.9	9.6	(151.5)	-	-
Deferred financing fees	-	(37.5)	-	-	-	(37.5)
Other	-	-	-	(0.8)	-	(0.8)

Net cash provided by (used in) financing activities	-	138.6	9.6	(153.7)	-	(5.5)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	9.4	-	9.4

Net increase (decrease) in cash and cash equivalents	-	(20.3)	-	8.4	-	(11.9)
Cash and cash equivalents at the beginning of the period	-	89.5	-	332.4	-	421.9

Cash and cash equivalents at the end of the period	$-	$69.2	$-	$340.8	$-	$410.0

	Nine Months Ended February 28, 2013

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$-	$(91.7)	$16.0	$208.9	$-	$133.2

Cash flows from investing activities:

Acquisitions, net of cash acquired	-	-	-	(55.0)	-	(55.0)

Change in restricted cash	-	-	-	3.0	-	3.0

Purchases of property, equipment and software	-	(12.1)	(12.1)	(3.8)	-	(28.0)

Net cash used in investing activities	-	(12.1)	(12.1)	(55.8)	-	(80.0)

Cash flows from financing activities:

Loans to stockholders	-	(5.1)	-	-	-	(5.1)

Payments on capital lease obligations	-	-	(0.3)	(0.8)	-	(1.1)

Proceeds from issuance of debt	-	2,778.9	-	-	-	2,778.9

Payments on long-term debt	-	(2,824.4)	-	-	-	(2,824.4)

(Payments) proceeds from affiliate within group	-	120.4	(3.5)	(116.9)	-	-

Deferred financing fees	-	(27.6)	-	-	-	(27.6)

Other	-	-	(0.1)	(0.5)	-	(0.6)

Net cash provided by (used in) financing activities	-	42.2	(3.9)	(118.2)	-	(79.9)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	5.2	-	5.2

Net increase (decrease) in cash and cash equivalents	-	(61.6)	-	40.1	-	(21.5)

Cash and cash equivalents at the beginning of the period	-	164.4	-	220.0	-	384.4

Cash and cash equivalents at the end of the period	$-	$102.8	$-	$260.1	$-	$362.9

19. Subsequent Event

Issuance of Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company for Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of their 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum that is payable semi-annually in arrears, on May 1, and November 1, each year, beginning on November 1, 2014.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes, such increase or new notes being referred to herein as PIK interest. Interest on the HoldCo Notes may be paid with cash, PIK interest, or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at the rate of 7.125% per annum. PIK interest on the notes will accrue at the rate of 7.875% per annum. While not contractually required to do so, we may from time-to-time voluntarily service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through affiliate loans to HoldCo.

The HoldCo Notes are HoldCo’s general unsecured senior obligations and are guaranteed only by HoldCo’s direct subsidiary, Lux Bond Co, and are not guaranteed by any of HoldCo’s other subsidiaries including Infor. The HoldCo Notes rank equally in right of payment with any future unsecured indebtedness of HoldCo, will be effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under its senior secured credit facilities and Infor’s existing notes. See Note 11, Debt.

Proceeds from the sale of the HoldCo Notes was used to repay the outstanding balance of the Lux PIK Term Loan of $166.8 million, to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to the Lux PIK Term Loan, and to pay related transaction fees and expenses.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the HoldCo Notes and accordingly we will not reflect the HoldCo Notes in our consolidated financial statements in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended February 28, 2014, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2013, which are included in the Annual Report on Form 10-K that we filed with the SEC on August 2, 2013, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,950 employees worldwide and have offices in 40 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2014, our Americas, EMEA and APAC regions generated approximately 57.0%, 34.4% and 8.6% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Third Quarter Fiscal 2014 Overview

In the third quarter of fiscal 2014, we had positive revenue growth primarily due to strong license activity and increased SaaS revenues in our Americas region as well as increased product update and support fees in the Americas and EMEA. These increases offset a decrease in license and consulting activity in our EMEA region during the quarter. Our SaaS subscription revenues were up on an organic basis and also benefitted from the inclusion of our recent acquisitions in the current quarter. Our total operating expenses increased in the quarter compared to last year primarily due to higher costs of license related to increased third-party license costs and higher SAAS costs in-line with higher revenues, continued investments in our research and development capacity, and costs incurred related to the refinancing of our Term B-2 Term Loan. As a result of the increase in our operating expenses more than offsetting the positive revenue growth, income from operations in the third quarter decreased $19.9 million, or 18.0%, when compared to the same period in fiscal 2013. Our operating margin decreased to 13.5% in the current quarter compared to 16.6% last year.

Acquisitions

An active acquisition program is an important element of our corporate strategy. We have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, for additional information related to our recent acquisitions.

We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations or additional borrowings. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Fiscal 2014 Acquisitions

On January 7, 2014, we acquired PeopleAnswers, a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics which will complement and further expand our Infor HCM suite. Operating results of PeopleAnswers have been included in our results of operations as of the acquisition date. This acquisition was not material to our results of operations in fiscal 2014.

Fiscal 2013 Acquisitions

During fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. Operating results of these entities have been included in our results of operations since the applicable acquisition dates. These acquisitions were not significant, either individually or in the aggregate.

Financing Activities

On September 27, 2012, we entered into the First Amendment to our Credit Agreement pursuant to which we refinanced the outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with a new $2,793.1 million Tranche B-2 Term Loan and reduced the applicable interest rate margin by 1.0%. Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

On June 3, 2013, we entered into the Second Amendment to our Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with a new $483.0 million Tranche B-3 Term Loan and a new €350.0 million Euro Tranche B Term Loan. Pursuant to the Second Amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Under this amendment, the Credit Agreement was also amended to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such quarter. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, $250.0 million of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

On October 9, 2013, we entered into the Third Amendment to the Credit Agreement (as amended) to make a technical change clarifying certain defined terms added pursuant to the Second Amendment.

On January 2, 2014, we entered into the Fourth Amendment to our Credit Agreement pursuant to which we refinanced all of the outstanding balance of our Tranche B-2 Term Loan with a new $2,550.0 million Tranche B-5 Term Loan. Under the Fourth Amendment we reduced the applicable interest rate margins and base interest rate floors related to the refinanced term loan and extended the maturity date related to the Tranche B-5 Term Loan. Proceeds from the Tranche B-5 Term Loan were used to refinance the outstanding principal of our Tranche B-2 Term Loan, together with accrued and unpaid interest and applicable fees.

Most recently, on January 31, 2014, we entered into the Fifth Amendment to our Credit Agreement pursuant to which we reduced the interest rate margins applicable to borrowings made in respect of our $150.0 million Revolving Credit Facility.

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

For the third quarter of fiscal 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 3.0% and 3.7%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2013. For the nine months ended February 28, 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 4.6% and 0.6%, respectively, as compared to the average exchange rates for the similar period of fiscal 2013.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended February 28,	to Currency	Constant		to Currency	Constant
2014 vs. 2013	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(0.4)	$8.9	$8.5	(0.3)%	7.3%	7.0%
Product updates and support fees	(1.3)	6.8	5.5	(0.4)	1.9	1.5

Software revenues	(1.7)	15.7	14.0	(0.4)	3.3	2.9
Consulting services and other fees	(0.9)	(3.8)	(4.7)	(0.4)	(2.1)	(2.5)

Total revenues	$(2.6)	$11.9	$9.3	(0.4)%	1.8%	1.4%

Total operating expenses	$(3.5)	$32.7	$29.2	(0.6)%	5.9%	5.3%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Nine Months Ended February 28,	to Currency	Constant		to Currency	Constant
2014 vs. 2013	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(0.2)	$27.0	$26.8	(0.1)%	7.9%	7.8%
Product updates and support fees	(0.3)	18.1	17.8	(0.0)	1.7	1.7

Software revenues	(0.5)	45.1	44.6	(0.1)	3.2	3.1
Consulting services and other fees	0.8	(1.6)	(0.8)	0.2	(0.3)	(0.1)

Total revenues	$0.3	$43.5	$43.8	0.0%	2.2%	2.2%

Total operating expenses	$(1.4)	$22.7	$21.3	(0.1)%	1.4%	1.3%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2014.

Results of Operations

The following tables set forth certain line items in our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013				Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013

(in millions, except percentages)	2014	2013	Actual		Constant Currency		2014	2013	Actual		Constant Currency

Revenues:

Software license fees and subscriptions	$129.7	$121.2	7.0%		7.3%		$369.4	$342.6	7.8%		7.9%

Product updates and support fees	362.4	356.9	1.5		1.9		1,094.8	1,077.0	1.7		1.7

Software revenues	492.1	478.1	2.9		3.3		1,464.2	1,419.6	3.1		3.2

Consulting services and other fees	180.6	185.3	(2.5)		(2.1)		557.3	558.1	(0.1)		(0.3)

Total revenues	672.7	663.4	1.4		1.8		2,021.5	1,977.7	2.2		2.2

Operating expenses:

Cost of software license fees and subscriptions	26.6	19.5	36.4		36.9		68.6	57.3	19.7		19.9

Cost of product updates and support fees	67.2	65.2	3.1		3.8		193.6	191.1	1.3		1.6

Cost of consulting services and other fees	144.6	148.6	(2.7)		(2.2)		439.9	438.7	0.3		0.2

Sales and marketing	114.3	114.2	0.1		1.0		327.3	326.8	0.2		0.7

Research and development	100.6	89.2	12.8		13.2		286.1	257.0	11.3		11.1

General and administrative	47.2	49.4	(4.5)		(3.0)		133.8	150.2	(10.9)		(10.4)

Amortization of intangible assets and depreciation	67.3	67.7	(0.6)		(0.6)		195.8	209.5	(6.5)		(6.8)

Restructuring costs	3.3	(2.1)	NM		NM		8.9	7.5	18.7		16.0

Acquisition-related and other costs	11.1	1.3	NM		NM		21.3	15.9	34.0		32.7

Total operating expenses	582.2	553.0	5.3		5.9		1,675.3	1,654.0	1.3		1.4

Income from operations	90.5	110.4	(18.0)		(18.8)		346.2	323.7	7.0		6.4

Interest expense, net	91.8	103.5	(11.3)		(11.3)		289.1	315.1	(8.3)		(8.3)

Loss on extinguishment of debt	4.5	-	NM		NM		5.2	1.8	188.9		188.9

Other (income) expense, net	(1.7)	89.5	NM		NM		(46.1)	110.3	NM		NM

Income (loss) before income tax	(4.1)	(82.6)	(95.0)		(92.9)		98.0	(103.5)	NM		NM

Income tax provision (benefit)	(5.4)	(9.8)	(44.9)		(44.9)		10.6	25.3	(58.1)		(58.1)

Net income (loss)	$1.3	$(72.8)	NM	%	NM	%	$87.4	$(128.8)	NM	%	NM	%

*NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and nine-month periods ended February 28, 2014 and 2013, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency

Revenues:
Software license fees and subscriptions	$129.7	$121.2	7.0%	7.3%	$369.4	$342.6	7.8%	7.9%
Product updates and support fees	362.4	356.9	1.5	1.9	1,094.8	1,077.0	1.7	1.7

Software revenues	492.1	478.1	2.9	3.3	1,464.2	1,419.6	3.1	3.2
Consulting services and other fees	180.6	185.3	(2.5)	(2.1)	557.3	558.1	(0.1)	(0.3)

Total revenues	$672.7	$663.4	1.4%	1.8%	$2,021.5	$1,977.7	2.2%	2.2%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2013, as provided in our Annual Report on Form 10-K that we filed with the SEC on August 2, 2013, for a more complete description of our revenue recognition policy.

Total revenues increased by 1.8% in the third quarter of fiscal 2014 compared to the similar period of fiscal 2013, excluding the unfavorable foreign currency impact of 0.4%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues, which were up 7.3%, as well as a 1.9% increase in our product updates and support fees. These increases were somewhat offset by a quarter-over-quarter decrease of 2.1% in our consulting services and other fees revenues. For the nine-month period ended February 28, 2014, total revenues increased by 2.2% compared to the nine-month period ended February 28, 2013, excluding an insignificant favorable foreign currency rate impact. On a constant currency basis, the increase was due to growth in our revenue software license fees and subscriptions, which were up 7.9%, and our product updates and support fees, which were up 1.7%. These increases were slightly offset by a 0.3% decrease in our consulting services and other fees revenues in the comparable year-to-date periods. Our fiscal 2013 and fiscal 2014 acquisitions were strong contributors to the growth in our fiscal 2014 software license fees and subscriptions revenues.

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

Fiscal 2014 third quarter software license fees and subscriptions revenues increased by 7.3% compared to the third quarter last year, excluding the unfavorable foreign currency rate impact of 0.3%. At constant currency, the increase was primarily due to higher volume of SaaS revenues and to a lesser extent increased license fees revenue. The increased SaaS revenues reflect the inclusion of the results of certain of our fiscal 2013 acquisitions in the current quarter and the results of PeopleAnswers since our acquisition in January 2014. During the third quarter of fiscal 2014 we had an increase in the number of licensing transactions as compared to the third quarter last year, and the average transaction price increased quarter-over-quarter, primarily related to transactions greater than $1.0 million.

In the nine-month period ended February 28, 2014, license fees and subscriptions revenues increased by 7.9%, compared to the nine-month period ended February 28, 2013, excluding the unfavorable foreign currency rate impact of 0.1%. At constant currency, the year-to-date increase was primarily due to higher volume of SaaS revenues, including the year-to-date results of our recent acquisitions in the current period, as well as increased license fees revenues. We had an increase in the number of licensing transactions and the average transaction price of deals over $500,000 the first nine months of fiscal 2014 compared to the similar period last year.

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

Product updates and support fees increased by 1.9%, excluding the unfavorable foreign currency impact of 0.4%, in the current quarter compared to the third quarter last year.

Product updates and support fees increased by 1.7%, excluding an insignificant unfavorable foreign currency impact, in the nine-month period ended February 28, 2014, compared to the nine-month period ended February 28, 2013.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. We continue to experience maintenance retention rates of over 93%.

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

Consulting services and other fees decreased by 2.1%, excluding the unfavorable foreign currency impact of 0.4%, in the current quarter compared to the third quarter last year. At constant currency, the decrease was primarily due to lower consulting services revenues in our EMEA region as a result of lower volume.

Consulting services and other fees decreased by 0.3%, excluding the favorable foreign currency impact of 0.2%, in the nine-month period ended February 28, 2014, compared to the nine-month period ended February 28, 2013. At constant currency, year-to-date consulting services and other fees decreased primarily as a result of lower consulting services revenues in our EMEA region, which was partially offset by increased consulting services revenues in our APAC and Americas regions. In addition, the decrease was somewhat offset by the year-to-date contribution of revenues from our recent acquisitions in the current.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $887.1 million at February 28, 2014, compared to $949.0 million at May 31, 2013.

The following table sets forth the components of deferred revenue:

(in millions)	February 28, 2014	May 31, 2013

Software license fees and subscriptions	$46.2	$40.0
Product updates and support fees	771.7	837.4
Consulting services and other fees	69.2	71.6

Total deferred revenue	887.1	949.0
Less: current portion	866.8	927.7

Deferred revenue - non-current	$20.3	$21.3

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$26.6	$19.5	36.4%	36.9%	$68.6	$57.3	19.7%	19.9%
Cost of product updates and support fees	67.2	65.2	3.1	3.8	193.6	191.1	1.3	1.6
Cost of consulting services and other fees	144.6	148.6	(2.7)	(2.2)	439.9	438.7	0.3	0.2
Sales and marketing	114.3	114.2	0.1	1.0	327.3	326.8	0.2	0.7
Research and development	100.6	89.2	12.8	13.2	286.1	257.0	11.3	11.1
General and administrative	47.2	49.4	(4.5)	(3.0)	133.8	150.2	(10.9)	(10.4)
Amortization of intangible assets and depreciation	67.3	67.7	(0.6)	(0.6)	195.8	209.5	(6.5)	(6.8)
Restructuring costs	3.3	(2.1)	NM	NM	8.9	7.5	18.7	16.0
Acquisition-related and other costs	11.1	1.3	NM	NM	21.3	15.9	34.0	32.7

Total operating expenses	$582.2	$553.0	5.3%	5.9%	$1,675.3	$1,654.0	1.3%	1.4%

*NM — Percentage not meaningful

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

Cost of software license fees and subscriptions increased by 36.9%, excluding the favorable foreign currency impact of 0.5%, in the current quarter compared to the third quarter of fiscal 2013. At constant currency, this increase was primarily due to a 19.5 point increase related to higher third-party license costs and an 18.2 point increase related to higher SaaS costs. These higher costs were in-line with our increased software license fees and subscriptions revenues in the quarter.

Cost of license fees and subscriptions for the first nine months of fiscal 2014 increased by 19.9%, excluding the favorable foreign currency impact of 0.2%, compared to the first nine months of fiscal 2013. At constant currency, this increase was primarily due to a 13.0 point increase related to higher SaaS costs as well as higher third-party costs, which accounted for an increase of 7.7 points, again in-line with our higher revenues in the first nine months of fiscal 2014.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 3.8%, excluding the favorable foreign currency impact of 0.7%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to an increase in our channel partner commissions and third-party royalties and increased employee-related support costs due to higher headcount in our customer support organization in the quarter compared to the similar period last year.

For the first nine months of fiscal 2014, cost of product updates and support fees increased by 1.6%, excluding the favorable foreign currency impact of 0.3%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to an increase in our channel partner commissions and third-party royalties and increased employee-related support costs in-line with higher headcount.

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

Cost of consulting services and other fees decreased by 2.2%, excluding the favorable foreign currency impact of 0.5%, in the current quarter compared to the corresponding prior period. At constant currency, this decrease was primarily due to a decrease in billable employee and contractor costs and other direct consulting costs in-line with lower revenues in the quarter.

For the first nine months of fiscal 2014, cost of consulting services and other fees increased by 0.2%, excluding the unfavorable foreign currency impact of 0.1%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to an increase in billable employee and contractor costs. These increases were somewhat offset by a decrease in other direct costs of providing consulting services.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 1.0%, excluding the favorable foreign currency impact of 0.9%, in the current quarter compared to the corresponding prior period. On a constant currency basis, sales and marketing expenses increased primarily as a result of higher marketing program costs quarter-over-quarter.

Sales and marketing expenses increased by 0.7%, excluding the favorable foreign currency impact of 0.5%, in the nine-month period ended February 28, 2014, compared to the nine-month period ended February 28, 2013. On a constant currency basis, year-to-date sales and marketing expenses increased primarily as a result of increased marketing program costs. These increases were somewhat offset by a decrease in net employee-related costs related to lower headcount. The decrease in employee-related sales costs included a decrease in salaries and travel costs which were somewhat offset by an increase in commission costs in-line with higher licensing activity in the current period.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 13.2%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the third quarter last year. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs due to a net increase of 272, or 7.8%, in our developer headcount in the third quarter of fiscal 2014 compared to the third quarter last year. During fiscal 2014, we have made significant investments in our development capacity as we continue to bring new products to market. In addition, overhead allocations increased based on the higher headcount.

Research and development expenses increased 11.1%, excluding the unfavorable foreign currency impact of by 0.2%, in the nine-month period ended February 28, 2014, compared to the nine-month period ended February 28, 2013. On a constant currency basis, research and development expenses increased primarily as a result of higher employee-related costs and increased overhead allocations due to higher headcount as well as an increase in professional fees.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 3.0%, excluding the favorable foreign currency impact of 1.5%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, this decrease was primarily due to lower consulting and professional fees, excluding those fees included as part of acquisition-related and other costs below, lower premises and technology costs as well as lower bad debt expense. These decreases were somewhat offset by an increase in incentive compensation costs in the current quarter.

General and administrative expenses decreased by 10.4%, excluding the favorable foreign currency impact of 0.5% in the nine-month period ended February 28, 2014, compared to the nine-month period ended February 28, 2013. On a constant currency basis, this decrease was primarily due to a 4.6 point decrease related to a change in estimate of the accrual we had recorded related to certain patent litigation matters (See Note 14, Commitments and Contingencies- Litigation). We also had a 1.9 point decrease due to lower employee-related costs as a result of a net decrease in our administrative functions’ headcount over the first nine months of fiscal 2014 compared to the similar period last year, primarily due to our restructuring activities in fiscal 2013. In addition, we had lower premises, consulting and professional fees, and technology costs in the current year-to-date period compared to last year.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 0.6%, excluding an insignificant foreign currency impact, in the current quarter compared to the third quarter last year. This decrease was primarily the result of certain acquisition-related intangible and other assets being fully amortized/depreciated in fiscal 2013 with no corresponding expense recorded in the third quarter of fiscal 2014. This decrease was somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

Amortization of intangible assets and depreciation decreased by 6.8% in the nine-month period ended February 28, 2014, compared with the nine-month period ended February 28, 2013, excluding the unfavorable impact of foreign currency of 0.3%. The year-to-date decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2013 with no corresponding expense recorded in the first nine months of fiscal 2014. This decrease was somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

We recorded a restructuring charge of approximately $3.3 million and a restructuring credit of approximately $2.1 million in the third quarter of fiscal 2014 and in the third quarter last year, respectively, related to our various restructuring actions.

We incurred restructuring charges of $8.9 million in the nine-month period ended February 28, 2014, compared to $7.5 million in the nine-month period ended February 28, 2013.

The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region.

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

Third quarter fiscal 2014 acquisition-related and other costs of $11.1 million increased by approximately $9.8 million compared to $1.3 million in the third quarter last year.

For the nine months ended February 28, 2014, acquisition-related and other costs of $21.3 million increased by approximately $5.4 million compared to $15.9 million in the comparable nine months of fiscal 2013.

For the three and nine months ended February 28, 2014, acquisition-related and other costs related primarily to our refinancing activities in the applicable periods as well as costs incurred related to our acquisition of PeopleAnswers. For the comparable periods ended February 28, 2013, acquisition-related and other costs were primarily related to our fiscal 2013 refinancing activities, integration costs related to the combination of our operating entities, as well as costs related to our acquisitions during the year.

Non-Operating Income and Expenses

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency

Interest expense, net	$91.8	$103.5	(11.3)%	(11.3)%	$289.1	$315.1	(8.3)%	(8.3)%
Loss on extinguishment of debt	4.5	-	NM	NM	5.2	1.8	188.9	188.9
Other (income) expense, net	(1.7)	89.5	NM	NM	(46.1)	110.3	NM	NM

Total non-operating expenses	$94.6	$193.0	(51.0)%	(50.3)%	$248.2	$427.2	(41.9)%	(41.2)%

*NM — Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $11.7 million, or 11.3% to $91.8 million in the current quarter compared to $103.5 million in the corresponding prior period. The decrease in interest expense was primarily due to the refinancing of our Tranche B Term Loan in the second quarter of fiscal 2013, our Tranche B-1 Term Loan and our Euro Term Loan in the first quarter of fiscal 2014, and most recently, the refinancing of our Tranche B-2 Term Loan in the third quarter of fiscal 2014, at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $10.2 million quarter-over-quarter. Amortization of deferred financing fees also decreased quarter-over-quarter.

Interest expense, net decreased by $26.0 million, or 8.3% to $289.1 million in the nine-month period ended February 28, 2014, compared to $315.1 million in the nine-month period ended February 28, 2013. Year-to-date, the decrease was primarily due to our refinancing transactions at favorable interest rates, which resulted in a $28.3 million decrease in our interest expense. This decrease was somewhat offset by an increase in amortization of deferred financing fees and an increase in amortization of debt discounts.

Loss on Extinguishment of Debt. The $4.5 million and $5.2 million loss on extinguishment of debt recorded in the three and nine months ended February 28, 2014, respectively, related to the refinancing of certain portions of our long-term debt. These amounts represent the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first and third quarters of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of the related debt. The $1.8 million loss on extinguishment of debt recorded in the corresponding year-to-date period of fiscal 2013 represented the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the second quarter of fiscal 2013 for those lenders treated as an extinguishment rather than a modification of the related debt.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $1.7 million in the current quarter compared to $89.5 million net expense in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first nine months of fiscal 2014, other (income) expense, net was net income of $46.1 million compared to net expense of $110.3 million in the nine-month period ended February 28, 2013. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency

Income tax provision (benefit)	$(5.4)	$(9.8)	(44.9)%	(44.9)%	$10.6	$25.3	(58.1)%	(58.1)%
Effective income tax rate	131.7%	11.9%			10.8%	(24.4)%

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate may fluctuate as a result of changes in the forecasted annual income level and geographical mix of our operating earnings as well as a result of acquisitions, changes in liabilities recorded for unrecognized tax benefits, changes in the valuation allowances for deferred tax assets, tax settlements with U.S. and foreign tax authorities, and the impact from changes in enacted tax laws.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in the third quarter tax rate compared to the prior year was primarily due to an increase in book income subject to taxation, a decrease in the amount of valuation allowance released, an increase in the amount of foreign income (Subpart F inclusions) subject to U.S. tax, and a change in estimate of the amount of foreign income (Subpart F inclusions) subject to U.S. tax in the 2013 U.S. federal income tax return. The change in the tax rate for the first nine months of fiscal 2014 compared to the prior year was driven by a decrease in the amount of foreign income (Subpart F inclusions) subject to U.S. tax, the elimination of the need to provide for a valuation allowance for certain foreign earnings, a reduction in the amount of unrecognized tax benefits, and a change in estimate of the amount of foreign income (Subpart F inclusions) subject to U.S. tax in the 2013 U.S. federal income tax return.

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

Non-GAAP Revenues

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency

GAAP revenues	$672.7	$663.4	1.4%	1.8%	$2,021.5	$1,977.7	2.2%	2.2%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	1.9	3.0			3.9	11.3
Purchase accounting impact on product updates and support fees	0.2	0.2			1.1	1.3
Purchase accounting impact on consulting services and other fees	0.4	1.0			1.6	3.9

Total non-GAAP revenue adjustments	2.5	4.2			6.6	16.5

Non-GAAP revenues	$675.2	$667.6	1.1%	1.5%	$2,028.1	$1,994.2	1.7%	1.7%

Non-GAAP Income from Operations

	Three Months Ended February 28,		Quarterly Change Fiscal 2014 vs. 2013		Nine Months Ended February 28,		Year-to-Date Change Fiscal 2014 vs. 2013
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency

GAAP income from operations	$90.5	$110.4	(18.0)%	(18.8)%	$346.2	$323.7	7.0%	6.4%
GAAP operating margin	13.5%	16.6%			17.1%	16.4%
Non-GAAP revenue adjustments	2.5	4.2			6.6	16.5
Non-GAAP costs and operating expense adjustments:
Purchase accounting impact on deferred costs	-	(0.5)			(0.2)	(1.3)
Amortization	59.4	60.0			174.4	186.4
Equity-based compensation	4.1	5.9			9.9	8.7
Acquisition-related and other costs	11.1	1.3			21.3	15.9
Restructuring costs	3.3	(2.1)			8.9	7.5

Total non-GAAP costs and operating expense adjustments	77.9	64.6			214.3	217.2

Non-GAAP income from operations	$170.9	$179.2	(4.6)%	(5.1)%	$567.1	$557.4	1.7%	1.3%

Non-GAAP operating margin	25.3%	26.8%			28.0%	28.0%

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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended February 28,
Cash Flows	2014	2013	Change
Cash provided by (used in):
Operating activities	$230.2	$133.2	72.8%
Investing activities	(246.0)	(80.0)	207.5
Financing activities	(5.5)	(79.9)	(93.1)
Effect of exchange rate changes on cash and cash equivalents	9.4	5.2	80.8

Net change in cash and cash equivalents	$(11.9)	$(21.5)	(44.7)%

(in millions, except percentages) Capital Resources	February 28, 2014	May 31, 2013	Change

Working capital deficit	$(346.7)	$(432.1)	(19.8)%
Cash and cash equivalents	$410.0	$421.9	(2.8)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines, which could have a material effect on our capital resources.

In the first nine months of fiscal 2014, we completed one acquisition for a purchase price of approximately $200.0 million. In fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash, three of which were completed in the first nine months of the year. These acquisitions were not significant, either individually or in the aggregate. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended February 28, 2014, was $230.2 million. Our net income plus non-cash items provided $275.5 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $45.3 million. The uses of cash were primarily from an $81.7 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, and $18.3 million related to our income tax receivable/payable. The uses of cash were partially offset, primarily by a $47.0 million decrease in accounts receivable, net, and a $10.1 million increase in accounts payable, accrued expenses and other liabilities.

Net cash provided by operating activities for the nine-month period ended February 28, 2013, was $133.2 million. Our net loss plus non-cash items provided $187.7 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $54.5 million. The uses of cash were primarily from a $52.0 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, a $52.8 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a reduction in accrued incentive compensation, due to the payment of fiscal year end incentives, and a $12.6 million increase in prepaid expenses and other assets. These uses of cash were somewhat offset by $33.7 million related to our income tax receivable/payable and a $29.2 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $246.0 million in the nine-month period ended February 28, 2014. The primary uses of cash were $198.3 million net cash used for our acquisitions, $27.1 million used to purchase property, equipment and software and a $20.6 million increase in restricted cash.

Net cash used in investing activities was $80.0 million in the nine-month period ended February 28, 2013. The primary uses of cash were $55.0 million net cash used for our acquisitions and $28.0 million used to purchase other property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.5 million in the nine-month period ended February 28, 2014. The primary uses of cash were $3,448.8 million in debt repayments and $37.5 million that we capitalized as deferred financing fees relating to our refinancing transactions during the year. These uses of cash were mostly offset by $3,487.7 million from the issuance of debt related to our recent refinancing transactions.

Net cash used in financing activities was $79.9 million in the nine-month period ended February 28, 2013. The primary uses of cash were $2,824.4 million in debt repayments, $27.6 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B Term Loan and $5.1 million related to stockholder loans. These uses of cash were mostly offset by $2,778.9 million from the issuance of debt related to our second quarter debt refinancing.

Effect of Exchange Rate Changes

For the nine months ended February 28, 2014, changes in foreign currency exchange rates resulted in a $9.4 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $5.2 million during the nine months ended February 28, 2013.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $346.7 million at February 28, 2014, compared to $432.1 million at May 31, 2013. At February 28, 2014, our cash decreased by $11.9 million compared to the balance at May 31, 2013. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of fiscal 2014, the most significant change in our current assets included a decrease in our accounts receivable, net, of $43.1 million. During the first nine months of fiscal 2014, the most significant changes in our current liabilities included a decrease in the current portion of our long-term debt obligations of $61.8 million from our recent refinancing transactions, and a decrease of deferred revenue of $60.9 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals.

Cash and Cash Equivalents

As of February 28, 2014, we had $410.0 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of February 28, 2014, $69.2 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $340.8 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

In addition, our cash and cash equivalents include amounts held by our Venezuelan subsidiary of $1.5 million and $2.4 million at February 28, 2014 and May 31, 2013, respectively. While we plan to use these funds to expand our operations in Venezuela, these amounts are subject to the governmental restrictions and currency exchange controls in Venezuela which may limit the total amount of cash and cash equivalents that we may be able to repatriate at any given time in the future. See Note 2, Summary of Significant Accounting Policies - Highly Inflationary Accounting – Venezuela. The Venezuelan government has established official exchange rates for the BsF and from time-to-time has devalued its currency, most recently in January 2014. As a result of this devaluation, we recorded a foreign currency transaction loss related to the remeasurement of the assets and liabilities of our Venezuelan operations denominated in BsF of $1.1 million in the third quarter of fiscal 2014 and a $1.3 million reduction in the cash and cash equivalents held by our Venezuelan subsidiary as of February 28, 2014.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	February 28, 2014		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate

First lien Term B-1 due October 5, 2016	$-	-%	$340.0	5.750%
First lien Term B-2 due April 5, 2018	-	-%	2,779.1	5.250%
First lien Term B-3 due June 3, 2020	478.6	3.750%	-	-%
First lien Term B-5 due June 3, 2020	2,550.0	3.750%	-	-%
First lien Euro Term due April 5, 2018	-	-%	321.7	6.750%
First lien Euro Term B due June 3, 2020	479.2	4.000%	-	-%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	345.1	10.000%	324.9	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(38.9)		(16.6)

Total long-term debt	5,389.0		5,324.1
Less: current portion	29.4		91.2

Total long-term debt - non-current	$5,359.6		$5,232.9

As of February 28, 2014, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended. See Refinancing Amendments, below for a description of each amendment.

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

Refinancing Amendments

On January 31, 2014, we entered into the Fifth Amendment to the Credit Agreement (as amended). The Fifth Amendment provides for the reduction of the interest rate margins applicable to borrowings made under our Revolver. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum. No other changes were made to the terms of the Revolver.

On January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended). The Fourth Amendment provided for the refinancing of all of the outstanding balance of our Tranche B-2 Term Loan with the proceeds of a new $2,550.0 million term loan (the Tranche B-5 Term Loan).

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

On June 3, 2013, we entered into the Second Amendment to the Credit Agreement (as amended). The Second Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B-1 Term Loan and our Euro Term Loan with the proceeds of a new $483.0 million term loan (the Tranche B-3 Term Loan) and a new €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020, which is an extension of approximately three and a half years compared to the original Tranche B-1 Term Loan maturity date. Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020, which is an extension of approximately 24 months compared to the original Euro Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-3 Term Loan and Euro Tranche B Term Loan are guaranteed by the same guarantors, and are secured by liens on substantially all of the borrower’s assets and the assets the guarantors. The Second Amendment also amended the Credit Agreement to, among other things, limit the applicability of the financial maintenance covenant (maximum total leverage ratio) to the Revolver and then only for those fiscal quarters in which we have significant borrowings under our Revolver outstanding as of the last day of such fiscal quarter.

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

Restricted Cash

We had approximately $27.8 million of restricted cash as of February 28, 2014, of which approximately $18.6 million and $9.2 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. The restricted cash balances relate primarily to amounts held in escrow for certain litigation matters and various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013, our total contractual obligations at May 31, 2013, were $7,460.8 million not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended February 28, 2014. At February 28, 2014, we had recorded a liability for uncertain tax positions of $170.5 million. Over the next 12 months, we expect a net reduction of approximately $27.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 49.9% and 51.4% of our total revenues for the first nine months of fiscal 2014 and 2013, respectively. International cost of revenues and operating expenses accounted for 49.0% and 49.8% of our total cost of revenues and operating expenses for the first nine months of fiscal 2014 and 2013, respectively.

As of February 28, 2014, and May 31, 2013, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.5% and 7.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.9% and 4.0% as of February 28, 2014, and May 31, 2013, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 0.5% as of February 28, 2014, and May 31, 2013, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of February 28, 2014, and May 31, 2013, we had $5.4 billion and $5.3 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at February 28, 2014, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floors of 1.00% or 2.00%. On February 28, 2014, the three-month LIBOR and EURIBOR rates were 0.24% and 0.29%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the February 28, 2014, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 26.9% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. [For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments, Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 64 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2014

INFOR, INC.

By:	/s/ NICOLE ANASENES
Nicole Anasenes
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Nicole Anasenes

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Nicole Anasenes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at February 28, 2014 and May 31, 2013,
ii.	Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2014 and 2013,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2014 and 2013,
iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013, and
v.	Notes to Condensed Consolidated Financial Statements.