Form 10-K
period 2014-05-31
Infor, Inc.
filed 2014-07-28
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note: The registrant is a voluntary filer and is not subject to the filing requirements. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero as of November 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on July 21, 2014, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED May 31, 2014

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended May 31, 2014, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this annual report.

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

INDUSTRY AND MARKET DATA

This annual report includes industry data that we obtained from periodic industry publications. As noted in this annual report, Gartner, Inc. (Gartner) was the primary source for third-party industry data and forecasts. The Gartner report entitled “Forecast Analysis: Enterprise Application Software, Worldwide, 2011-2018, 2Q14 Update; Published: 17 June 2014; ID: G00260913” (the Gartner Report) represents data, research, opinion or viewpoints published, as part of syndicated services, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this annual report) and the opinions expressed in the Gartner Report are subject to change without notice. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information included in this annual report. We have not independently verified any of the data from these third-party sources or the underlying assumptions on which such data relies.

PART I

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries. References to “Lawson” refer to Lawson Software, Inc. (now known as Infor (US), Inc.), a wholly owned subsidiary of Infor, Inc.

Unless otherwise indicated, references to our fiscal year 2014 and prior years mean the fiscal year ended on May 31 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we have changed our fiscal year end to April 30 effective beginning with our fiscal year 2015. As a result, references to our fiscal year 2015 and beyond mean the fiscal year ended on April 30 of such year. In addition, in transitioning to our new fiscal year end, fiscal 2015 will reflect the 11 month period of June 1, 2014 through April 30, 2015.

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

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across different verticals. In addition to providing software products, we help our customers implement and use our applications more effectively through our consulting services. We also provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated customer base of over 70,000 customers world-wide. Our customers range from Fortune 500 enterprises to medium-sized businesses. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products and retail software, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 19 of the top 20 aerospace companies, the top 10 high tech companies, the top 10 pharmaceutical companies, 22 of the top 25 U.S. healthcare delivery networks, the top 20 automotive suppliers, 17 of the top 20 industrial distributors, 16 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 12,920 employees worldwide and have offices in 40 countries. We offer our software in 32 languages, and we intend to continue to translate our systems as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 57.3% from the Americas, 34.2% from EMEA and 8.5% from APAC in the fiscal year 2014. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Corporate Information

Infor, Inc. was formed on June 8, 2009, in the State of Delaware, as Steel Holdings, Inc. by Golden Gate Capital. Steel Holdings acquired SoftBrands, Inc. (SoftBrands) on August 13, 2009. Steel Holdings changed its name to GGC Software Holdings, Inc. (GGC Holdings) on April 25, 2011. GGC Holdings acquired Lawson Software, Inc. (Lawson) on July 5, 2011. Both SoftBrands and Lawson were publicly traded companies prior to the acquisitions. We have maintained the SoftBrands and Lawson brands.

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

Our Sponsors

We have entered into advisory agreements with both Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. The Sponsors are our largest investors. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Golden Gate Capital

Golden Gate Capital is a San Francisco-based private equity investment firm with approximately $12.0 billion of capital under management. Golden Gate Capital is dedicated to partnering with world-class management teams to invest in change-intensive growth businesses. The principals of Golden Gate Capital have a long and successful history of investing with management teams across a wide range of industries and transaction types, including leveraged buyouts, recapitalizations, corporate divestitures and spin-offs and buildups.

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 65 software companies since its inception in 2000. Golden Gate Capital’s current portfolio of software companies had combined revenue in 2013 of approximately $8.0 billion.

Summit Partners

Summit Partners provides growth equity to exceptional entrepreneurs and management teams. Founded in 1984, the firm has raised nearly $15.0 billion in capital and provides equity and fixed income for growth, recapitalizations and management buyouts. Summit Partners has invested in more than 385 companies in technology, healthcare and other growth sectors. These companies have completed more than 130 public offerings, and more than 140 have been acquired through strategic mergers and sales. Summit Partners’ strategy is to partner with outstanding management teams that have built their companies to market leadership, and then support growth through strategic advice and operational assistance. Summit Partners maintains offices in North America and Europe, and invests in companies around the world.

Summit Partners is particularly active in the technology sector, having made investments in more than 200 technology companies, including more than 100 software companies. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and SaaS categories.

Notable software investments include AVAST, a market-leading provider of premium anti-virus software; Hyperion Software, a provider of business intelligence software (later acquired by Oracle); McAfee, a pioneer in security software (later acquired by Intel); MEDITECH, a leading healthcare software provider; RightNow Technologies, a provider of web-based customer support software and services (later acquired by Oracle); and Unica Corporation, a provider of enterprise marketing management solutions (later acquired by IBM).

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

Our Competitive Strengths

We believe we have the following competitive strengths:

•	Strong Market Position in Targeted Verticals. Our products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, automotive, ESM&R, service industries, consumer products and retail, and hospitality. For example, in manufacturing, our largest vertical, our customers include 19 of the top 20 aerospace companies, the top 10 high tech companies, and the top 10 pharmaceutical companies. In healthcare, our second largest vertical, our customers include 22 of the top 25 U.S. healthcare delivery networks. In our other targeted verticals, we have similarly strong positions, counting over 3,600 public sector agencies, 16 of the largest 20 global retailers, and 17 of the top 20 industrial distributors as our customers.

•	Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization in our products, which we believe results in lower implementation and upgrade costs, as well as a lower cost of maintenance for our customers. We believe our cost advantage is further enhanced by our flexible approach to middleware and hardware. Our light-weight middleware and business vault technology, ION, is built on open standards and allows customers to connect and analyze the data from numerous applications, including those from our company and third parties. We also seek to provide value for our customers through our advanced portfolio of horizontal applications, including our CRM, EAM, financial applications, HCM and SCM suites, which can be bundled together and integrated with our core enterprise resources planning (ERP) offering or sold on an individual basis to customers who do not utilize our ERP products.

•	Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our product development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•	Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve over 70,000 customers, ranging from Fortune 500 enterprises to mid-sized businesses. Our revenue base is geographically diverse. Of our fiscal year 2014 revenues, approximately 57.3% was from the Americas, 34.2% was from EMEA and 8.5% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•	Complementary Products Create Compelling Cross-Selling Opportunities. We expect to realize significant cross-selling opportunities among our broad array of product offerings and enhanced focus of the sales effort on our product portfolio. For example, our distribution products were historically sold to customer bases in different geographies with almost no overlap. Within our public sector vertical, some of our public sector products focus on asset management and constituent interaction, including service requests, permitting, licensing and utilities, whereas other public sector products provide governments with back-office systems that help control spending via procurement, financial and human resources (HR) applications. In general, we believe there is significant opportunity to leverage greater cross-sale activity among our various business units, and we continue to identify new synergies with respect to products we develop and acquire as they are integrated into our existing businesses.

•	Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle Corporation (Oracle), where he led Oracle’s field organization and oversaw revenue growth of over 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: Co-President, Products and Support, Duncan Angove, with over 20 years of management experience from Oracle and Retek; Co-President, Global Field Operations, Stephan Scholl, a 15-year industry veteran from Lawson, Oracle and PeopleSoft; COO Pam Murphy, with more than a decade of experience from Oracle and Andersen Consulting: and CFO Nicole Anasenes, with 17 years of management and financial experience from IBM. Additionally, our principal stockholders, investment funds affiliated with our Sponsors, Golden Gate Capital and Summit Partners, provide ongoing support and advice to our management team. We believe we can draw on our Sponsors’ experience and expertise as two of the most active investors in the technology industry, having collectively invested in or acquired more than 265 technology companies since their respective inceptions in 2000 and 1984.

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

ION. Infor ION is Infor’s innovative Intelligent Open Network (ION). This purpose-built middleware solution provides a simple but powerful and scalable framework, to help eliminate operational silos, improve exception management, and achieve unparalleled end-to-end efficiency. Our ION products are designed to enable communication and secure sharing of data across on-premise and cloud applications, to monitor the status of business tasks in relation to promised completion or established service level agreements, to automatically receive alerts about exceptions and potential non-compliance and to automate document routing and approvals via workflows across multiple applications.

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

Analytics. Infor Analytics provides business intelligence (BI), operational reporting, Business Vault, pervasive and embedded analytics—all of which can be accessed from a mobile device. With Infor Analytics, businesses can build customized mobile dashboards to take action on items anytime, anywhere, as well as present business intelligence information in highly-visual, easy-to-understand ways.

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

Hospitality. Our hospitality products are used by more than 19,500 hospitality properties worldwide, including some of the world’s most recognizable hotels, resorts and gaming facilities. These products are suitable for a hospitality property of any type and size, including global chains, smaller chains, independent hotels or motels and government lodging. Our products help our customers manage their front-office tasks, reservations, housekeeping, sales and marketing, accounting, engineering and many other tasks.

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

CloudSuite

Our CloudSuite offering provides buyers with deep industry functionality and a flexible subscription-based model, all designed to specifically reduce upfront IT expenditure and longer term management costs. Each of the industry-based CloudSuite solutions has been developed by unifying multiple applications that were often deployed independently in support of core business functions. This core, along with a SaaS pricing model, allows buyers a faster time to value, lower total cost of ownership, and access to the most up to date upgrades on a continuous basis.

These industry-specific CloudSuites are available on Amazon Web Services’ (AWS) cloud. This provides buyers an opportunity to take advantage of Amazon’s expertise and economies of scale to access resources as needed, on-demand with auto-scaling built into their Infor applications.

Today, industry suites, delivered on AWS include Infor CloudSuite Automotive, Infor CloudSuite Aerospace & Defense, Infor CloudSuite Corporate (with core best-in-class financials and HCM), and Infor CloudSuite Hospitality.

The Infor CloudSuite platform also includes:

Analytics. CloudSuite Analytic Packs provide industry components, data models, and industry dashboards to transform information into actionable insights.

Technology. Infor ION middleware, Infor Ming.le social collaboration, Infor Analytics, and Infor Mongoose development platform.

Core Enterprise Management. Infor LN, Infor M3, Infor Lawson, Infor SyteLine, and Infor SunSystem.

High Value Extension Applications. Infor EAM, Infor Expense Management, Infor HR Service Delivery (Enwisen), Infor PeopleAnswers Talent Science, Infor Learning Management, Infor Workforce Management, Infor Epiphany Interaction Advisor, Infor Orbis Marketing Resource Management, Infor Product Configuration Management, Infor Supplier Exchange, and more.

Our Industry

The enterprise application software industry is competitive, rapidly changing and significantly affected by new product offerings and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. According to the June 2014 Gartner Report, the world-wide enterprise application software market in 2013 was approximately $128.2 billion, a 7.7% increase over $119.0 billion in 2012. This market is forecasted to be approximately $138.4 billion in revenue for 2014, an 8.0% increase over 2013, driven by strength in CRM and supply chain management. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 8.6% per annum from 2013 to 2018.

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

The enterprise applications industry has experienced significant consolidation over the last ten years. Many ERP companies have made acquisitions to acquire access to a customer base, fill out their product lines or join forces to better compete in the market. For example, Oracle Corporation, one of our primary competitors, has acquired more than 95 companies since 2005, including market leaders such as PeopleSoft, Hyperion and Siebel. While this consolidation has created larger companies with broad product lines, it has also resulted in fewer competitors providing less choice for customers. Moreover, the broad product offerings from these large ERP players have become less targeted and more expensive for customers. Consolidation in our target markets has further enhanced our competitive positioning with our customers. We believe that for many customers, we present a compelling alternative to the large horizontal providers, such as Oracle Corporation and SAP AG, while maintaining an ability to compete with smaller niche providers.

A number of factors driving demand for enterprise application software products are listed below:

•	Need for Vertical-Specific Enterprise Software. We believe that software applications from vendors such as Microsoft Corporation, Oracle Corporation, Intuit Inc., The Sage Group plc and SAP AG, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In general, customers may need to customize these horizontal software products to suit their specific needs and may need to acquire select software modules from multiple vendors to integrate into their systems thereby creating one comprehensive software suite that meets their purpose. This approach can lead to a complex and time-consuming implementation and integration process and may drain customers’ human capital and financial resources and increase total cost of ownership. As a result, we believe enterprises in our target markets prefer a single vendor like us that can offer software that requires fewer customizations to adapt to their business needs, along with high-quality implementation, deployment and maintenance support services that help optimize the benefits of our product offerings.

•	Complex Regulatory Requirements and Changing Industry Dynamics. Businesses across a range of industries are increasingly required to comply with regulations such as the Sarbanes-Oxley Act, Basel II, Solvency II and the Health Insurance Portability and Accountability Act, as well as complex tax and financial audit reporting and other regulatory compliance obligations. Such regulatory mandates often require organizations to audit, track and manage their information, systems and processes to comply with regulations that are often complex and that vary by geography and industry. We believe these regulations and the tightening of the overall regulatory environment are forcing businesses to continue to improve their ability to audit their practices in ever more efficient ways to confront accounting, business and financial management issues with a high degree of attention to avoid or mitigate potentially severe consequences of any failures. We believe such complexity and variability, and the increased operational cost that results, is encouraging businesses to implement information technology software products that help them automate and monitor regulatory compliance requirements in more cost-effective and scalable ways than their current systems can accommodate. Industry dynamics are shifting as organizations must stay current with changing rules and regulations. For example, in early 2010, the U.S. Government rolled out a five-year plan to computerize health records at all hospitals and physician clinics with a view that electronic health records would provide greater safety for patients and lower costs for healthcare providers. This electronic health record initiative has forced many healthcare providers to implement new (or upgrade their existing) IT systems to electronically capture their patients’ records, which has led to tremendous increase in the demand for healthcare IT software products in the market, including our software products. As more healthcare providers adopt IT software products to comply with this requirement, we believe license sales from our healthcare software products will experience growing demand.

•	Increasing Focus on Human Capital. We believe that our customers consider efficient and effective utilization of their human capital as a key to their success. Many of our customers have complex human resource organizations, where their workforce is spread across locations, departments and verticals. The ability of our customers to manage their human resources effectively helps lower costs and also helps retain the right talent, enhancing overall productivity. We believe that an increasing focus on HCM among enterprises generally is responsible for driving growth rates in HCM spending that are among the fastest in the enterprise application software market.

•	Need to Improve Process Efficiencies and Customer Service. Companies strive to innovate while controlling costs and offering superior customer service in order to survive and thrive in a highly competitive marketplace. We believe that businesses in general view information technology as a definitive way to modernize, automate and further increase the efficiency of their processes. As global competition increases, these businesses will need to replace their older technology systems or manual processes with more comprehensive business management software products in order to increase efficiencies, optimize their business performance and enhance their competitive advantage.

Competition

The enterprise software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition and greater financial and marketing resources. We believe the principal competitive factors affecting our market include:

•	product features, functionality, performance and price;

•	knowledge of a customer’s industry and tailored solutions;

•	company stability, resources and reputation;

•	ease of integration and speed of implementation;

•	level of customer service;

•	sales and marketing efforts; and

•	new product and technology introductions.

We believe we have competitive advantages over a number of our competitors. Some of these advantages include:

•	industry-focused solutions;

•	industry-specific experience and expertise;

•	innovative applications that provide more meaningful user experiences;

•	low total cost of ownership;

•	innovative technology; and

•	openness and flexibility of our software architecture.

We frequently encounter competitors such as SAP AG and Oracle Corporation. Both are large, global vendors that are increasingly targeting mid-sized businesses, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like us that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle. Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. By increasing our scale and the range of our products, we believe we can compete and win against SAP, Oracle and other ERP vendors, globally in our targeted industries.

We have also strengthened our competitive position by launching innovative new products like Infor10 Workspace, ION Suite, Infor Business Cloud, and Inforce. We have also significantly improved our consulting and maintenance offerings to give our customers a greater choice in how we install and support their applications and technology.

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

In addition to our direct sales teams, we have over 1,200 resellers and strategic alliances that focus on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

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

Our total R&D expenses were $391.8 million for the year ended May 31, 2014, or 14.2% of revenue. As of May 31, 2014, our research and development organization consisted of approximately 3,780 employees. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of R&D expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual” and “Inforce,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. The trademark “Inforce” is jointly owned by Infor and salesforce.com. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ®, (TM) and (sm) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 67 United States-issued patents, eight pending United States patent applications, five foreign equivalent patents, and one foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

We cannot guarantee that these legally available intellectual property protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Some of our existing business units that we and our predecessors have acquired over the years have historically licensed software to customers under a model that allowed the customer to access source code for certain product lines. In general, however, our current practice is to license and distribute only object code versions of most of the software we offer, although we often enter into source code escrow arrangements with recognized third-party source code escrow companies on terms that are customary within the software industry, which provide customer access to source code only under very limited circumstances. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States, and some jurisdictions are less likely to enforce of such laws may be limited in local jurisdictions as well.

We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. As described in this Annual Report on Form 10-K under Item 3, Legal Proceedings, we are currently defending patent infringement litigation in the U.S. Under the license agreements with our customers, we agree to indemnify our customers for third-party claims that may be brought against them asserting that our products infringe the intellectual property rights of those third parties.

We are also exposed to product liability risks under applicable country and state laws. We generally attempt to limit our exposure to product liability claims with customers as part of our license agreements. However, local laws or unfavorable judicial decisions might diminish or invalidate the scope of these limitations.

Employees

As of May 31, 2014 we had approximately 12,920 employees, including approximately 2,060 in sales and marketing, 3,780 in research and development, 5,300 in services and customer support and 1,780 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

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

Factors That May Affect Our Future Results

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

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

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include, without limitation:

•	the growth rates of certain market segments in which we compete;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in deferred revenue and unbilled deferred revenue balances, which may not be reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	technical difficulties or interruptions in our service;

•	changes in foreign currency exchange rates;

•	conditions, particularly sudden changes, in the markets we serve;

•	changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws and accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, or results of tax examinations by local and foreign taxing authorities;

•	expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the timing of commission, bonus, and other compensation payments to employees.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

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

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support.

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

We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies, which in many cases permit the customer to terminate their contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. In many cases, our government contracts are subject to the approval of appropriations being made by legislators and other government funding authorizations to fund the expenditures under these contracts. Additionally, government contracts are generally subject to audits and investigations, as well as more stringent regulatory requirements and contract terms than would be applicable to contracts with private-sector clients, which could result in greater exposure to increased compliance costs, liability and restrictions that could adversely impact our financial condition or our ability to compete in these markets, including various civil and criminal penalties and administrative sanctions, termination of contracts, refund of all or a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

We use a limited number of third-party data centers to deliver our SaaS services. Any disruption of service at these facilities could harm our business.

We manage our SaaS services and serve all of our SaaS customers from a limited number of third-party data center facilities. While we engineer the computer and storage systems upon which our programs run, we do not control the operation of these data center facilities.

The owners of these data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities or develop our own, and we may incur significant costs in doing so.

These data centers are vulnerable to security breaches, damage or interruption from any number of actions beyond our control, including human error, intentional misconduct, war or terrorist attacks, natural disaster, power losses, hardware failures, systems failures, telecommunications failures and similar events. If these data facilities experience disruptions or other performance problems, our reputation and relationship with our customers may be harmed. Disruptions in services or security breaches might reduce our revenue and subject us to potential liability as our customers may ask us to issue credits or take other remedial action, terminate their subscriptions, or sue us.

The occurrence of a natural disaster, an act of terrorism, vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 67 patents and eight pending patent applications in the U.S. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time-consuming and costly.

Changes in intellectual property laws may disrupt or eliminate certain of our anticipated revenue stream.

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

Although our products are tested prior to release, because our products are deployed in large and complex systems, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released. Our customers might encounter difficulties with the implementation of our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. The services needed for implementing our products are also complex, and require knowledge and cooperation between both the customer’s and the service provider’s teams. As a consequence, from time to time we have received customer complaints or been sued. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. We may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. Product defects and security flaws could expose us to product liability and warranty claims, could delay the development or release of new products or new versions of our products and could adversely affect market acceptance of our products, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

Privacy and security concerns, including evolving government regulation in the area of consumer data privacy, could adversely affect our business and operating results.

We are in the information technology business, and our products and services store, retrieve, manipulate and manage our customers’ information and data as well as our own. The effectiveness of our software products relies on our customers’ storage and use of data concerning their customers and personnel, including financial, personally identifying and other sensitive data, and our business uses similar systems that require us to store and use data with respect to our customers and personnel. Our collection and our customers’ collection and use of this data might raise privacy and security concerns and negatively impact our business or the demand for our products and services. If a breach of data security were to occur, our business may be materially and adversely impacted and our products may be perceived as less desirable, which would negatively affect our business and operating results.

Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing and use of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers.

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

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate in many of our products software supplied by Micro Focus International, Inc. We also have reseller and alliance relationships with IBM and other software suppliers businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. There can be no assurance that the licenses for these third-party technologies will not be terminated, that the licenses will be available on future terms acceptable to us, or that we will be able to license third-party software for future products. In the event that these third-party products were to become unavailable, we may be unable to readily replace these products with substitute products. Any interruption in the short term could have a detrimental effect on our ability to continue to market and sell those of our products relying on these specific third-party products and could adversely impact our business. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

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

We derive a substantial portion of our revenues, and have significant operations, outside of the U.S. Our international operations include software development, sales, customer support and administration. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements. The risks and challenges associated with sales to customers outside the U.S. also include:

•	added costs and challenges inherent with localization of our product and service offerings, including the need for accurate translation into foreign languages and associated expenses;

•	laws and business practices that favor local competitors and may be unpredictable;

•	compliance with privacy and data protection laws and regulations;

•	regional data privacy laws that apply to the transmission of data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	different pricing environments; and

•	difficulties in staffing and managing foreign operations.

We may experience foreign currency gains and losses.

Certain transaction gains and losses are generated from inter-company balances that are not considered to be long-term in nature that will be settled between subsidiaries. We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. We conduct a significant portion of our business in currencies other than the U.S. Dollar. Our revenues and operating results are affected when the U.S. Dollar strengthens or weakens relative to other currencies. Changes in the value of major foreign currencies, particularly the Euro and the British Pound relative to the U.S. Dollar, can significantly affect our revenues and operating results. Net foreign currency transaction gains and losses, resulting primarily from recognized balance sheet exposures, are recorded within earnings in the period incurred.

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

The open source community is comprised of many different formal and informal groups of companies, software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to business users in our markets, we will need to change our product pricing and distribution strategy to compete. If one of our developers embedded open source components into one of our products without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy. Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community. In that case, our ownership rights and ability to charge license fees for those delivered products could be diminished or rendered worthless. We currently take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

Regional business disruptions could adversely affect our operating results.

A significant portion of our critical business operations, including research and development, product maintenance, services support, and general and administrative support are concentrated in a few geographic areas. A disruption or failure of our systems could cause delays in completing sales and providing maintenance and services to customers. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

As a multinational organization, we are subject to income taxes as well as non-income based taxes in both the U.S. as well as in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have additional exposure to additional non-income tax liabilities.

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for us. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our periodic workforce restructurings can be disruptive.

We have in the past restructured or made other adjustments to our workforce, including our direct sales force and development and support teams, on all of which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, our attempts to realign our sales force and other restructurings have generally resulted in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and we may be required to incur financial charges in the period when we make such decisions, which could have a material adverse impact on our results of operations for that period. We may decide to take additional restructuring actions from time to time to improve our operational efficiencies.

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

The obligations associated with being a registered company require significant resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Furthermore, the need to maintain the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a registrant. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Risks Related to Our Debt

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including our Credit Facilities and senior notes, depends on our financial condition and operating performance, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Facilities and the Indentures related to our senior notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and any proceeds we do receive may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

In addition, the Credit Facilities and the Indentures related to our senior notes contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. A significant portion of our revenue is generated by subsidiaries located outside of the United States. While the Indenture related to our senior notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 43,000 square feet of space. The lease on this facility expires July 31, 2022. Our main operations center is in Alpharetta, Georgia where we lease approximately 132,300 square feet of space. The lease on this facility expires October 31, 2017. We also lease approximately 916,400 square feet of space in 42 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,475,700 square feet of space in 127 locations in 39 countries. Expiration dates of leases on all of our facilities range from 2014 to 2025. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. As of May 31, 2014, we have sublet approximately 173,800 square feet of the above space and have identified an additional 2,900 square feet that is being actively marketed for sublease or disposition.

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

Market Information

There is no established public trading market for our common stock. As of May 31, 2014, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by, Infor Lux Bond Company (Lux Bond Co), our parent company. As of May 31, 2014, based on investments in Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, Inc., held by investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, Golden Gate Capital and Summit Partners have voting control equal to approximately 78.3% and 21.4%, respectively, of the Company.

Dividends

We did not declare or pay any dividends on our common stock in fiscal year 2014 or 2013. See Note 17, Dividend, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Purchases of Equity Securities

There were no unregistered sales of our equity securities during the fourth quarter of fiscal 2014.

Item 6.	Selected Consolidated Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth Infor’s selected historical consolidated financial data for the periods and at the dates indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and our Consolidated Financial Statements and the related notes to those statements appearing in Part IV, Item 15. The selected consolidated financial data has been derived from our audited consolidated financial statements. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of Infor’s future performance.

(in millions)	Year Ended May 31,
Consolidated Statements of Operations Data:	2014	2013	2012(1)	2011	2010(2)
Revenues:
Software license fees and subscriptions	$548.3	$518.1	$505.3	$367.9	$339.5
Product updates and support fees	1,465.9	1,441.2	1,284.4	995.8	1,000.0

Software revenues	2,014.2	1,959.3	1,789.7	1,363.7	1,339.5
Consulting services and other fees	747.6	758.7	751.0	510.0	497.1

Total revenues	2,761.8	2,718.0	2,540.7	1,873.7	1,836.6

Operating expenses:
Cost of software license fees and subscriptions	99.8	86.4	90.1	65.6	56.7
Cost of product updates and support fees	261.9	254.2	258.5	204.0	211.4
Cost of consulting services and other fees	593.2	588.5	593.9	384.0	371.9
Sales and marketing	457.1	460.2	438.7	335.1	320.3
Research and development	391.8	351.9	322.3	207.4	199.1
General and administrative	192.8	210.4	233.4	185.5	196.2
Amortization of intangible assets and depreciation	264.3	275.7	323.6	237.3	275.5
Restructuring	18.6	10.2	67.8	14.9	28.8
Acquisition-related and other costs	27.6	15.0	75.9	6.2	17.7

Total operating expenses	2,307.1	2,252.5	2,404.2	1,640.0	1,677.6

Income from operations	454.7	465.5	136.5	233.7	159.0
Total other expense, net	320.4	519.1	462.8	424.9	209.8

Income (loss) before income tax	134.3	(53.6)	(326.3)	(191.2)	(50.8)
Income tax provision (benefit)	12.6	22.6	(16.3)	(50.8)	44.6

Net income (loss)	$121.7	$(76.2)	$(310.0)	$(140.4)	$(95.4)

(1)	On July 5, 2011 we completed our acquisition of Lawson Software, Inc. Fiscal 2012 includes Lawson results for the period from July 5, 2011 through May 31, 2012. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Form 10-K.
(2)	On August 13, 2009 we completed our acquisition of SoftBrands, Inc. Fiscal 2010 includes SoftBrands results for the period from August 13, 2009 through May 31, 2010.

	May 31,
(in millions)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$575.3	$421.9	$384.4	$337.0	$246.4
Working capital deficit	(305.9)	(432.1)	(526.0)	(252.6)	(253.0)
Total assets	6,778.1	6,591.1	6,533.7	4,666.2	4,452.2
Total debt, including current maturities(1)	5,371.3	5,324.1	5,358.6	4,384.4	4,162.5
Due to affiliate(2)	—	—	—	329.8	310.2
Total stockholders’ deficit	(460.0)	(563.9)	(620.5)	(1,214.7)	(1,142.5)

Other Financial Information:
Capital expenditures	$(32.5)	$(36.0)	$(21.5)	$(11.9)	$(7.5)
Dividends paid	—	—	—	(40.0)	—

(1)	Over the past few fiscal years, in conjunction with our acquisitions of SoftBrands, Inc. in fiscal 2010 and Lawson in fiscal 2012, and in conjunction with the recapitalization and refinancing of our debt structure in fiscal 2012, 2013 and 2014, we have had significant changes to our long-term debt as we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid others. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.
(2)	Amounts relate to outstanding balances of loans to Lux Bond Co, Infor, Inc.’s parent. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

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

We specialize in and target specific industries (or verticals), and have industry-specific business units that leverage our industry-oriented products and teams. We provide industry-specific ERP software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products & retail and hospitality industries. Our industry-specific approach distinguishes us from larger competing ERP vendors, whose primary focus is on less specialized software programs that take more time and cost to tailor to our target customers’ specific needs. Augmenting our vertical-specific applications, we have leading horizontal software applications, including our CRM, EAM, HCM, SCM and financial application suites, which, through our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across verticals.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,920 employees worldwide and have offices in 40 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2014, our Americas, EMEA and APAC regions generated approximately 57.3%, 34.2% and 8.5% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Fiscal 2014 Overview

Fiscal 2014 was a year of continued investment, innovation and growth for Infor. Over the past twelve months, we continued to make significant investments in our products to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, and in cloud deployment options with Infor UpgradeX and Infor CloudSuite. Flexibility, agility, collaboration, mobility and ease of use were again our key design principles focused on helping our customers become faster and more efficient.

To that end, following the announcement of Infor 10X in the fourth quarter of fiscal 2013, we released 13 Infor 10X-certified product lines in fiscal 2014. These included major deliveries of Infor Syteline, Infor SX.e, Infor LN, and Infor M3. Infor 10X features Infor ION, our purpose-built middleware, Infor Ming.le, a comprehensive social collaboration platform, and the Infor SoHo user interface, whose beautiful design not only improves the user experience but also helps increase productivity. Beyond our core enterprise software applications, additional major Infor 10X product releases in fiscal 2014 included Infor Enterprise Asset Management, Infor Rhythm for e-Commerce, Infor Dynamic Enterprise Performance Management and Infor Human Capital Management. In January 2014, we significantly augmented Infor HCM by acquiring Dallas-based PeopleAnswers, a privately held leader in predictive talent analytics and talent science software delivered via the cloud. PeopleAnswers helps companies improve employee selection, development, and succession planning; reduce turnover; improve performance; and optimize the HR processes associated with these activities.

We expanded our cloud offerings in two significant ways in fiscal 2014, giving our existing and new customers greater choice in deployment options. In our second quarter, we announced Infor UpgradeX, which we designed to help our customers get to our latest releases faster by automating the upgrade process. UpgradeX provides data migration tools, implementation accelerator tools and prepackaged solutions to move on-premises applications to Infor 10X cloud versions. UpgradeX helps our customers reduce costs and minimize disruptions related to on-premises upgrades but more importantly, enjoy all the benefits of Infor10X faster than ever before. In addition, once a customer is live on the cloud, Infor manages the applications, provides ongoing and predictive support, education, and additional upgrade services.

In the third quarter fiscal 2014, we announced Infor CloudSuite in partnership with Amazon Web Services (AWS), a leader in global cloud infrastructure and services. Infor CloudSuite features industry-specific application suites available on the AWS cloud via a subscription-based pricing model to reduce upfront IT costs. Infor CloudSuite customers can take advantage of Infor’s expertise in the application layer. Infor leverages Amazon’s expertise and economies of scale to access infrastructure when we need it, on demand and with auto-scaling, to deliver these applications to our customers. AWS provides services in 10 regions, 25 availability zones and 51 Amazon CloudFront Edge locations globally. By the end of fiscal 2014, we had delivered more than 5 Infor CloudSuite products, including specific industry suites for Automotive, Aerospace & Defense, Hospitality, Corporate-Enterprise, Healthcare; technology (Infor ION, Infor Ming.le), core ERP, extension applications and analytics.

These significant investments helped drive our results in fiscal 2014 and received strong, positive reactions from our customers. In total, we signed over 15,200 deals with existing customers and over 3,200 deals with new customers during the year and our customer retention rate continues to exceed 93%. Our total revenues for fiscal 2014 increased 1.4% compared to fiscal 2013, excluding the favorable foreign currency impact of 0.2%. We continued to expand our development capabilities during fiscal 2014, allowing us to offer a significant number of new and innovative solutions to our customers. Our fiscal 2014 refinancing activities resulted in a significant reduction in the cost of servicing our debt. In addition, favorable foreign currency translation fluctuations also contributed to a significant increase in our net income in fiscal 2014 compared to last year.

During fiscal 2014, the global economic environment continued to show signs of improvement. However, there remain concerns and uncertainty about the strength of the recovery, future domestic and global economic growth, the global financial system including the ongoing European debt crisis, fiscal uncertainty in the U.S., and the numerous ongoing geopolitical issues around the globe. This economic uncertainty may negatively affect the overall demand environment in fiscal 2015, particularly in our EMEA region. We continue to believe that there will be a focus on IT products and services that can reduce cost and deliver rapid return on investment (ROI). We believe that our expanded offerings of industry-specific solutions, flexible distribution, and implementation model and innovative technology that allows for increased business flexibility and rapid ROI, will enable us to stay competitive in a challenging economic environment and outperform the broader market as IT managers continue to focus on projects that quickly deliver value.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grow our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our recent acquisitions. Operating results relating to these acquisitions have been included in our results of operations as of the applicable acquisition dates.

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

Fiscal 2014 Acquisitions

On January 7, 2014, we acquired PeopleAnswers, a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics which complements and further expands our Infor HCM suite. This acquisition was not material to our results of operations in fiscal 2014.

During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million.

Fiscal 2013 Acquisitions

During fiscal 2013 we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. These acquisitions were not significant, either individually or in the aggregate.

Fiscal 2012 Acquisitions

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

Financing Activities

Over the past few fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure. Most recently in fiscal 2014 we amended our Credit Agreement to refinance certain of our credit facilities at favorable interest rates and affiliates of Infor issued senior notes to finance the repayment of their existing debt and fund distributions to our equity inventors.

In the first quarter of fiscal 2014, on June 3, 2013, we entered into an amendment to our Credit Agreement pursuant to which we refinanced the outstanding balance of our Tranche B-1 Term Loan and our Euro Term Loan with a new $483.0 million Tranche B-3 Term Loan and a new €350.0 million Euro Tranche B Term Loan. Under this amendment we reduced the applicable interest rate margins and base interest rate floors and extended the maturity dates related to the refinanced term loans. Under this amendment, the Credit Agreement was also amended to, among other things, limit the applicability of the financial maintenance covenants related to our leverage ratio to the Revolver and only for those fiscal quarters in which we have significant borrowings under our Revolver as of the last day of such quarter. Proceeds from the Tranche B-3 Term Loan and Euro Tranche B Term Loan were used to refinance the outstanding principal of our Tranche B-1 Term Loan and our Euro Term Loan, together with accrued and unpaid interest and applicable fees. In addition, certain of the proceeds were used to repay a portion of the outstanding balance of our Tranche B-2 Term Loan.

On January 2, 2014, we entered into an amendment to our Credit Agreement pursuant to which we refinanced all of the outstanding balance of our Tranche B-2 Term Loan with a new $2,550.0 million Tranche B-5 Term Loan. Under this amendment we reduced the applicable interest rate margins and base interest rate floors related to the refinanced term loan and extended the maturity date related to the Tranche B-5 Term Loan. Proceeds from the Tranche B-5 Term Loan were used to refinance the outstanding principal of our Tranche B-2 Term Loan, together with accrued and unpaid interest and applicable fees.

On January 31, 2014, we entered into an amendment to our Credit Agreement pursuant to which we reduced the interest rate margins applicable to borrowings made in respect of our $150.0 million Revolving Credit Facility.

In addition, on April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company for Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of their 7.125%/7.875% Senior Contingent Cash Pay Notes. Proceeds from the sale of these notes were used to repay the outstanding balance of HoldCo’s affiliate’s existing debt of $166.8 million, to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to their existing debt, and to pay related transaction fees and expenses. We may from time-to-time service interest payments related to these notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. We have not reflected these notes in our consolidated financial statements for any of the periods presented based on applicable SEC guidance relating to inclusion of a parent’s debt in a subsidiaries financial statements. See Note12, Debt, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our affiliate company borrowings.

See, Liquidity and Capital Resources—Long-Term Debt, below for further discussion of our financing activities.

Restructuring Activities

During recent years, the global economy has been weakened by a world-wide economic downturn, the ongoing Eurozone debt crisis, uncertainty regarding U.S. fiscal policy and federal deficit issues, and persistent high unemployment, which has led to low economic growth. There continues to be uncertainty about future domestic and global economic conditions and the timing and strength of the on-going recovery.

In response to these economic conditions we have undertaken certain restructuring actions to reduce our headcount and streamline our operations. We have also taken certain actions to better focus our efforts on our targeted industry-specific solutions. In addition, as a result of our active acquisition program, we have taken certain actions related to acquired entities over the past few years to streamline back-office functions and eliminate redundancies incurred through acquisitions. We also restructured and consolidated office lease arrangements to eliminate redundant locations worldwide.

Our results for fiscal 2014, fiscal 2013 and fiscal 2012 include restructuring charges of $18.6 million, $10.2 million and $67.8 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 5.0% and 2.8%, respectively, as compared to the average exchange rates for fiscal 2013. For fiscal 2013, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.9% and 1.3%, respectively, as compared to the average exchange rates for fiscal 2012.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages) Year Ended May 31, 2014 vs. 2013	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(0.1)	$30.3	$30.2	0.0%	5.8%	5.8%
Product updates and support fees	3.1	21.6	24.7	0.2	1.5	1.7

Software revenues	3.0	51.9	54.9	0.2	2.6	2.8
Consulting services and other fees	3.3	(14.4)	(11.1)	0.4	(1.9)	(1.5)

Total revenues	$6.3	$37.5	$43.8	0.2%	1.4%	1.6%

Total operating expenses	$3.6	$51.0	$54.6	0.1%	2.3%	2.4%

(in millions, except percentages) Year Ended May 31, 2013 vs. 2012	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(5.8)	$18.6	$12.8	(1.2)%	3.7%	2.5%
Product updates and support fees	(18.2)	175.0	156.8	(1.4)	13.6	12.2

Software revenues	(24.0)	193.6	169.6	(1.3)	10.8	9.5
Consulting services and other fees	(15.3)	23.0	7.7	(2.1)	3.1	1.0

Total revenues	$(39.3)	$216.6	$177.3	(1.5)%	8.5%	7.0%

Total operating expenses	$(36.9)	$(114.8)	$(151.7)	(1.5)%	(4.8)%	(6.3)%

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The accounting policies that reflect management’s significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following areas:

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

Revenue Recognition

Revenue is a key component of our results of operations and is a key metric used by management and investors to evaluate our performance. Revenue recognition for software businesses is very complex. We follow specific guidelines in determining the proper amount of revenue to be recorded. However, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple-element arrangements, which typically include software license fees, maintenance and support fees and consulting service fees. The amounts of revenue reported in our Consolidated Statements of Operations may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the guidelines under GAAP.

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software license fee revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations when we 1) have obtained persuasive evidence of an arrangement, 2) have taken title to the products being sold and 3) have the risks and rewards of ownership such as retaining the risk for collection. If these criteria have not been met, revenue is recognized net of related direct costs.

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

We enter into multiple element arrangements for software and software related products and services, which may include software licenses, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

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

For customer arrangements that include software license fees, implementation and/or other consulting services, the portion of the fees related to software licenses is generally recognized when delivered, as the implementation and consulting services typically qualify for separate recognition. The significant factors considered in determining whether the elements constitute multiple units of accounting for revenue recognition purposes include: 1) the nature of the services and consideration of whether the services are essential to the functionality of the licensed product, 2) degree of risk related to delivering the services, 3) availability of comparable services from other vendors, 4) timing of payments and 5) impact of milestones or acceptance criteria on the recognition of the software license fee. The portion of the fees related to implementation and other consulting services is recognized as such services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. If it is determined that the services are not separable from the arrangement for revenue recognition purposes, the license fees and services are recognized using contract accounting either on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Contract accounting is applied to any arrangements: 1) that include milestones or customer-specific acceptance criteria that may affect collection of the software license fees; 2) where services include significant modification or customization of the software; or 3) where the software license payment is tied to the performance of consulting services.

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling price, as described earlier, to the extent possible. We establish TPE by evaluating similar and interchangeable competitor products or service in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Consulting services and other fees also include education and hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized once the service begins and then ratably over the term of the hosting arrangement.

In accordance with the provisions set forth in ASC 605, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue on a gross basis. Such amounts have been classified as consulting services and other fees.

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, SaaS subscriptions, product updates and support and/or services in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less the estimated selling effort, which has already been performed, including an estimated profit margin on that selling effort.

The purchase agreements related to certain of our acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are to be recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition-related and other costs in our Consolidated Statements of Operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies).

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

Restructuring

Costs to exit or restructure certain activities of an acquired company, or our internal operations, are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations. If acquisition related, they are accounted for separately from the business combination. Liabilities for costs associated with an exit or disposal activity are measured at fair value on our Consolidated Balance Sheet and recognized in our Consolidated Statement of Operations in the period in which the liability is incurred. In the normal course of business, Infor may incur restructuring charges related to personnel which are accounted for in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. These restructuring charges represent severance associated with redundant positions. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require revision of initial estimates which may materially affect our results of operations and financial position in the period the change in estimate occurs.

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

Valuation of Goodwill and Intangible Assets

Our goodwill and intangible assets resulted primarily from our acquisitions. We account for intangible assets and goodwill pursuant to ASC 350, Intangibles—Goodwill and Other. Whenever events or changes in circumstances indicate the carrying amount may not be recoverable we review these assets for impairment or disposal. Events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate in which we operate. In order to perform these reviews we must first determine our reporting units in accordance with ASC 280, Segment Reporting. ASC 280 requires a public enterprise to report financial and descriptive information about its reportable operating segments, and thus its reporting units. We have determined that we operate as three reporting units: License, Maintenance and Consulting.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. We have adopted the FASB guidance that allows for an initial qualitative analysis to assess potential goodwill impairment prior to performing the two-step impairment test. Our annual testing for goodwill impairment begins with a qualitative comparison of a reporting unit’s fair value to its carrying value to determine if it is more-likely-than-not (i.e. a likelihood of more than 50 percent) that the fair value is less than the carrying value and thus whether any further two-step impairment tests are necessary. If further two-step impairment testing is necessary, the first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If our carrying amount exceeds fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test is used to measure the amount of impairment loss and compares the implied fair value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized.

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2014, 2013 and 2012 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

The carrying amount of our intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds its estimated fair value and this difference is recognized as an impairment loss. The estimated fair value of these intangible assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the intangible assets. We have not recognized any losses from impairment of our intangible assets during fiscal 2014, 2013 and 2012.

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

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the U.S. As of May 31, 2014, we did not provide for U.S. federal income taxes or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

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

Periodically, at a minimum at each reporting date, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the guidance related to accounting for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows.

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

We utilize the Option-Pricing Method to estimate the fair value of our equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise prices of the call options are derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk-free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value.

Circumstances may change and additional data may become available over time which could result in changes to these input assumptions and our estimates of the number of securities we expect will vest. Such changes could materially impact our fair value estimates and how much we recognize as equity-based compensation.

As more fully described in Note 16, Share Purchase and Option Plans, certain stock options, restricted stock and other equity-based awards outstanding under our Share Purchase and Option Plans are subject to vesting and repurchase features that function as in-substance forfeiture provisions. The repurchase features are removed only following the Company’s election not to exercise such repurchase rights within a certain period of time following the termination of the recipient’s employment. If the exercise of the Company’s repurchase rights is not considered probable as of given reporting date, no compensation costs are recognized for securities subject to these repurchase features in that period.

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$548.3	$518.1	$505.3	5.8%	5.8%	2.5%	3.7%
Product updates and support fees	1,465.9	1,441.2	1,284.4	1.7	1.5	12.2	13.6

Software revenues	2,014.2	1,959.3	1,789.7	2.8	2.6	9.5	10.8
Consulting services and other fees	747.6	758.7	751.0	(1.5)	(1.9)	1.0	3.1

Total revenues	2,761.8	2,718.0	2,540.7	1.6	1.4	7.0	8.5

Operating expenses:
Cost of software license fees and subscriptions	99.8	86.4	90.1	15.5	15.6	(4.1)	(3.0)
Cost of product updates and support fees	261.9	254.2	258.5	3.0	3.1	(1.7)	0.1
Cost of consulting services and other fees	593.2	588.5	593.9	0.8	0.4	(0.9)	1.3
Sales and marketing	457.1	460.2	438.7	(0.7)	(0.4)	4.9	6.7
Research and development	391.8	351.9	322.3	11.3	11.1	9.2	10.5
General and administrative	192.8	210.4	233.4	(8.4)	(8.2)	(9.9)	(8.8)
Amortization of intangible assets and depreciation	264.3	275.7	323.6	(4.1)	(4.6)	(14.8)	(13.9)
Restructuring costs	18.6	10.2	67.8	82.4	77.5	(85.0)	(83.6)
Acquisition-related and other costs	27.6	15.0	75.9	84.0	82.7	(80.2)	(80.2)

Total operating expenses	2,307.1	2,252.5	2,404.2	2.4	2.3	(6.3)	(4.8)

Income from operations	454.7	465.5	136.5	(2.3)	(2.9)	241.0	242.8

Interest expense, net	378.0	418.1	467.4	(9.6)	(9.6)	(10.5)	(10.5)
Loss on extinguishment of debt	5.2	1.8	107.1	188.9	188.9	(98.3)	(98.3)
Other (income) expense, net	(62.8)	99.2	(111.7)	NM	NM	NM	NM

Income (loss) before income tax	134.3	(53.6)	(326.3)	NM	NM	(83.6)	(85.4)
Income tax provision (benefit)	12.6	22.6	(16.3)	(44.2)	(37.6)	NM	NM

Net income (loss)	$121.7	$(76.2)	$(310.0)	NM %	NM %	(75.4)%	(77.4)%

*	NM Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable fiscal years ended May 31, 2014, 2013 and 2012, should be read in conjunction with the accompanying audited Consolidated Financial Statements and related notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal years as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$548.3	$518.1	$505.3	5.8%	5.8%	2.5%	3.7%
Product updates and support fees	1,465.9	1,441.2	1,284.4	1.7	1.5	12.2	13.6

Software revenues	2,014.2	1,959.3	1,789.7	2.8	2.6	9.5	10.8
Consulting services and other fees	747.6	758.7	751.0	(1.5)	(1.9)	1.0	3.1

Total revenues	$2,761.8	$2,718.0	$2,540.7	1.6%	1.4%	7.0%	8.5%

Total Revenues. We generate revenues from licensing our software, providing access to our software through SaaS subscriptions, providing product updates and support related to our licensed products and providing consulting services. We utilize written contracts as the means to establish the terms and conditions by which our products, product updates and support and consulting services are sold to our customers. As our product updates and support and consulting services are primarily attributable to our licensed products, growth in our product updates and support and consulting services is generally tied to the level of our license contracting activity.

Total revenues increased by 1.4% in fiscal 2014 compared to fiscal 2013, excluding the favorable foreign currency impact of 0.2%. On a constant currency basis, the increase was due to growth in our software license fees and subscriptions, primarily our SaaS revenues, as well as growth in our product updates and support fees. These increases more than offset a decrease in the volume of our consulting services and other fees. Our fiscal 2014 results were positively impacted by our recent acquisitions.

Total revenues increased by 8.5% in fiscal 2013 compared to fiscal 2012, excluding the unfavorable foreign currency impact of 1.5%. On a constant currency basis, the increase was due to growth in our software license fees and subscriptions primarily our SaaS subscription revenues, significant growth in our product updates and support fees and growth in the volume of our consulting services and other fees. Our fiscal 2013 results were positively impacted by our acquisitions, including the impact of Lawson, the results of which were included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012.

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

Fiscal 2014 software license fees and subscriptions revenues increased by 5.8%, compared to fiscal 2013, excluding an insignificant favorable foreign currency rate impact of less than 0.1%. At constant currency, 5.2 points of the increase was due to higher volume of SaaS subscription revenues including the positive impact of our recent acquisitions. Our license fee revenues were also up slightly, accounting for an increase of less than 1.0 point.

Fiscal 2013 software license fees and subscriptions revenues increased by 3.7% compared to fiscal 2012, excluding a 1.2% unfavorable foreign currency rate impact. At constant currency, the increase was primarily due to a 5.7 point increase related to increased SaaS subscription revenues which offset a 2.0 point decrease in license fees revenues as a result of a decrease in software licensing transactions in fiscal 2013 compared to fiscal 2012. We experienced a decrease in the volume of small and mid-size transactions, those under $250,000. These decreases were offset by an increase in the volume of large transactions, those greater than $250,000. In addition, strong fourth quarter license fees revenues related to our release of Infor 10X contributed to lessening the year-over-year decrease.

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

Fiscal 2014 product updates and support fees increased by 1.5%, excluding the favorable foreign currency impact of 0.2%, compared to fiscal 2013. At constant currency, the increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. We continue to experience maintenance retention rates of over 93%.

Product updates and support fees increased by 13.6%, excluding the unfavorable foreign currency impact of 1.4%, in fiscal 2013 compared to fiscal 2012. At constant currency, the increase was primarily the result of our acquisition of Lawson the results of which were included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012 which accounted for an increase of 2.9 points. In addition, the impact on our results of the purchase accounting revenue adjustments primarily related to Lawson product updates and support fees decreased in fiscal 2013 compared to the prior year accounting for an increase of 9.4 points. The remaining increase was attributable to increases in revenues related to new maintenance pull-through from new license sales and price increases offsetting customer attrition.

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

Consulting services and other fees decreased by 1.9%, excluding the favorable foreign currency impact of 0.4%, in fiscal 2014 compared to fiscal 2013. At constant currency, consulting services and other fees were down less than 1.0 point as a result of our focus on expanding our system integrator channel which impacted demand for our consulting services. Additionally, consulting services and other fees were down less than 1.0 point as a result of the timing of Inforum, our annual customer event. It was held in April of fiscal 2013, while we had no such event during fiscal 2014 as it is scheduled to be held in September 2014 of our fiscal 2015.

Consulting services and other fees increased by 3.1%, excluding the unfavorable foreign currency impact of 2.1%, in fiscal 2013 compared to fiscal 2012. At constant currency, consulting services and other fees increased primarily as a result of our acquisition of Lawson the results of which were included in our results for the full year in fiscal 2013 compared to approximately eleven months in fiscal 2012.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $994.8 million at May 31, 2014, compared to $949.0 million at May 31, 2013.

The following table sets forth the components of deferred revenue:

	May 31,
(in millions)	2014	2013
Software license fees and subscriptions	$51.1	$40.0
Product updates and support fees	869.4	837.4
Consulting services and other fees	74.3	71.6

Total deferred revenue	994.8	949.0
Less: current portion	975.3	927.7

Deferred revenue—non-current	$19.5	$21.3

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

Operating Expenses

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$99.8	$86.4	$90.1	15.5%	15.6%	(4.1)%	(3.0)%
Cost of product updates and support fees	261.9	254.2	258.5	3.0	3.1	(1.7)	0.1
Cost of consulting services and other fees	593.2	588.5	593.9	0.8	0.4	(0.9)	1.3
Sales and marketing	457.1	460.2	438.7	(0.7)	(0.4)	4.9	6.7
Research and development	391.8	351.9	322.3	11.3	11.1	9.2	10.5
General and administrative	192.8	210.4	233.4	(8.4)	(8.2)	(9.9)	(8.8)
Amortization of intangible assets and depreciation	264.3	275.7	323.6	(4.1)	(4.6)	(14.8)	(13.9)
Restructuring costs	18.6	10.2	67.8	82.4	77.5	(85.0)	(83.6)
Acquisition-related and other costs	27.6	15.0	75.9	84.0	82.7	(80.2)	(80.2)

Total operating expenses	$2,307.1	$2,252.5	$2,404.2	2.4%	2.3%	(6.3)%	(4.8)%

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

Cost of license fees and subscriptions for fiscal 2014 increased by 15.6%, excluding the favorable foreign currency impact of 0.1%, compared to fiscal 2013. At constant currency, this increase was primarily due to a 12.9 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in fiscal 2014. In addition, we had a 3.3 point increase related to higher channel partner commissions due to the mix of sales in the current year.

Cost of software license fees and subscriptions for fiscal 2013 decreased by 3.0%, excluding the favorable foreign currency impact of 1.1%, compared to fiscal 2012. At constant currency, this decrease was primarily due to lower third-party royalties which accounted for a decrease of 11.4 points. This decrease was somewhat offset by a 6.4 point increase related to higher SaaS costs in-line with our higher SaaS revenues in fiscal 2013 and a 1.2 point increase related to higher channel partner commissions.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

For fiscal 2014, cost of product updates and support fees increased by 3.1%, excluding the favorable foreign currency impact of 0.1%, compared to fiscal 2013. At constant currency, higher channel partner commissions, primarily in our Americas and EMEA regions, and higher third-party royalties, primarily in our Americas region, accounted for an increase of 2.2 points. In addition, an increase of 1.4 points related to increased employee-related support costs due to higher headcount in our customer support organization in fiscal 2014 compared to last year. These increases were somewhat offset by a decrease in other support costs.

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

Cost of Consulting Services and Other Fees. Cost of consulting services and other fees includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing our customers systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services. Cost of consulting services and other fees also includes costs associated with our hardware business.

For fiscal 2014, cost of consulting services and other fees increased by 0.4%, excluding the unfavorable foreign currency impact of 0.4%, compared to the fiscal 2013. At constant currency, the increase was primarily due to higher equity –based compensation costs.

For fiscal 2013, cost of consulting services and other fees increased by 1.3%, excluding the favorable foreign currency impact of 2.2%, compared to the corresponding prior period. At constant currency, cost of consulting services and other fees increased primarily as a result of a an increase in billable employee costs, in-line with increased consulting revenues in fiscal 2013 compared to fiscal 2012, which contributed a 1.0 point increase, as well as an increase in our hardware systems costs and costs related to our education and training services. These increases were somewhat offset by a decrease in our hosting services costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses decreased by 0.4%, excluding the favorable foreign currency impact of 0.3%, in fiscal 2014 compared to fiscal 2013. On a constant currency basis, sales and marketing expenses decreased as a result of lower marketing program costs primarily due to the timing of Inforum, our annual customer event, which will be held in the second quarter of fiscal 2015 compared to the fourth quarter last year. In addition, our employee-related costs decreased primarily due to lower headcount in our marketing organization. The decrease in employee-related costs included a decrease in salaries and travel costs which were somewhat offset by an increase in equity-based compensation and commission costs.

Sales and marketing expenses increased by 6.7%, excluding the favorable foreign currency impact of 1.8%, in fiscal 2013 compared to fiscal 2012. On a constant currency basis, sales and marketing expenses increased 6.2 points primarily as a result of increased employee-related sales costs due to an increase in headcount in our sales and marketing organizations in fiscal 2013 of approximately 107, or 5.3%, compared to the prior year as we invested in our sales organization to better focus on our targeted verticals. The increase in employee-related administrative costs includes an increase in travel costs and an increase in equity-based compensation. In addition, marketing costs related to trade shows accounted for an increase of 0.8 points. The inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase. These increases were somewhat offset by a decrease in certain sales incentive costs and professional services.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 11.1%, excluding the unfavorable foreign currency impact of 0.2%, in fiscal 2014 compared to fiscal 2013. On a constant currency basis, research and development expenses increased 9.3 points as a result of higher employee-related costs due to a net increase of 235, or 6.6%, in our developer headcount in the fiscal 2014 compared to last year. During fiscal 2014, we made significant investments in our development capacity as we continued to bring a number of new products to market.

Research and development expense increased by 10.5%, excluding the favorable foreign currency impact of 1.3%, in fiscal 2013 compared to fiscal 2012. On a constant currency basis, research and development expenses increased 8.1 points primarily as a result of higher employee-related costs due to a net increase of 157, or 4.6%, in our developer headcount in fiscal 2013 as compared to the prior year as we made significant investments in our development capacity in fiscal 2013. The increase in employee-related research and development costs included an increase in equity-based compensation. In addition, professional fees increased year-over-year which accounted for an increase of 1.8 points. The inclusion of Lawson for the full year-to-date period of fiscal 2013 also contributed to the increase.

General and Administrative. General and administrative expenses consist primarily of personnel related expenditures for information technology, finance, legal and human resources support functions.

Fiscal 2014 general and administrative expenses decreased by 8.2%, excluding the favorable foreign currency impact of 0.2%, compared to fiscal 2013. On a constant currency basis, this decrease was primarily due to a 6.1 point decrease related to a change in estimate of the accrual we had recorded related to certain patent litigation matters (See Note 14, Commitments and Contingencies- Litigation). We also had a 1.9 point decrease related to lower professional fees including fees related to certain patent litigation matters.

Fiscal 2013 general and administrative expenses decreased by 8.8%, excluding the favorable foreign currency impact of 1.1%, compared to fiscal 2012. On a constant currency basis, general and administrative expenses decreased 6.0 points due to a decrease in employee-related costs as a result of a net decrease of 144, or 8.8%, in our administrative functions’ headcount in fiscal 2013 as compared to the prior year primarily due to our restructuring activities. The decrease in employee-related administrative costs included a decrease in equity-based compensation and a decrease in incentive compensation costs. Professional fees accounted for a year-over-year decrease of 2.1 points primarily due to lower legal costs related to certain patent litigation matters. In addition, we had a decrease in management fees paid to our equity sponsors as well as a decrease in other general and administrative expenses. These decreases were somewhat offset by the inclusion of Lawson for the full year-to-date period of fiscal 2013 as well as a 0.9 point increase related to certain patent litigation settlement costs.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Fiscal 2014 amortization of intangible assets and depreciation decreased by 4.6%, excluding the unfavorable impact of foreign currency of 0.5%, compared to fiscal 2013. The decrease resulted primarily from certain assets being fully amortized /depreciated in fiscal 2013 with no corresponding expense recorded in fiscal 2014. This decrease was somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

In fiscal 2014, we incurred restructuring charges of $18.6 million compared to $10.2 in fiscal 2013 and $67.8 million in fiscal 2012. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region. The restructuring charges recorded in fiscal 2013 were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions. Fiscal 2012 restructuring charges were primarily for employee severance costs related to our Lawson acquisition. Our management approved, committed to and initiated these actions in order to eliminate redundancies and better align our cost structure.

Acquisition-Related and Other Costs. Acquisition-related and other costs include transaction costs related to our acquisitions, primarily professional services fees, and integration costs, primarily employee-related costs of transitional and certain other employees. Acquisition-related and other costs also include certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities.

Fiscal 2014 acquisition-related and other costs of $27.6 million increased by approximately $12.6 million compared to $15.0 million in fiscal 2013. For fiscal 2014, acquisition-related and other costs related primarily to our refinancing activities during the year as well as costs incurred related to our acquisition of PeopleAnswers.

Fiscal 2013 acquisition-related and other costs of $15.0 million decreased by approximately $60.9 million compared to $75.9 million in fiscal 2012. For fiscal 2013, acquisition-related and other costs included costs related primarily to our refinancing activities, integration costs related to the combination of our operating entities, as well as costs related to our acquisitions during the year. Fiscal 2012 costs related to our acquisition of Lawson, the integration of Lawson’s operations into Infor, cost incurred for related financing activities, as well as costs incurred related to the combination of Infor’s operating entities.

Non-Operating Income and Expenses

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
Interest expense, net	$378.0	$418.1	$467.4	(9.6)%	(9.6)%	(10.5)%	(10.5)%
Loss on extinguishment of debt	5.2	1.8	107.1	188.9	188.9	(98.3)	(98.3)
Other (income) expense, net	(62.8)	99.2	(111.7)	NM	NM	NM	NM

Total non-operating expenses	$320.4	$519.1	$462.8	(38.3)%	(37.5)%	12.2%	11.4%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $40.1 million, or 9.6% to $378.0 million in fiscal 2014, compared to $418.1 million in fiscal 2013. The decrease in interest expense was primarily due to the refinancing of our Tranche B Term Loan in the second quarter of fiscal 2013, our Tranche B-1 Term Loan and our Euro Term Loan in the first quarter of fiscal 2014, and most recently, the refinancing of our Tranche B-2 Term Loan in the third quarter of fiscal 2014, at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions our interest expense decreased by approximately $42.2 million year-over-year. This decrease was somewhat offset by an increase in amortization of deferred financing fees and an increase in amortization of debt discounts in fiscal 2014 compared to fiscal 2013.

Fiscal 2013 interest expense, net decreased by $49.3 million, or 10.5%, to $418.1 million compared to $467.4 million in fiscal 2012. The decrease in interest expense was primarily due to a decrease in outstanding debt balances as a result of the recapitalization of our debt structure in the fourth quarter of fiscal 2012 and the refinancing of our Tranche B Term Loan at favorable interest rates in the second quarter of fiscal 2013. As a result of these refinancing transactions, interest expense decreased by approximately $11.0 million due to lower interest rates and $20.1 million due to lower amortization of deferred financing fees and debt discounts. In addition, we had a $17.6 million decrease in interest expense related to affiliate loans as the outstanding balance on these loans was contributed as equity as part of the recapitalization of our debt structure in fiscal 2012.

Loss on Extinguishment of Debt. The $5.2 million loss on extinguishment of debt recorded in fiscal 2014 related to the refinancing of certain portions of our long-term debt. This amount represent the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first and third quarters of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of the related debt. See Note 12, Debt.

The $1.8 million loss on extinguishment of debt recorded in fiscal 2013 represented the net book value of deferred financing fees written off in second quarter of fiscal 2013 and other costs incurred in connection with our refinancing transactions during the second quarter for those lenders treated as an extinguishment rather than a modification of debt.

The $107.1 million loss on extinguishment of debt recorded in fiscal 2012 related primarily to the net book value of deferred financing fees and the remaining debt discounts written off in connection with our debt transactions during the year.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

For fiscal 2014, other (income) expense, net was net income of $62.8 million compared to net expense of $99.2 million in fiscal 2013. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the British Pound and the Euro.

For fiscal 2013, other (income) expense, net changed by $210.9 million to an expense of $99.2 million compared to net income of $111.7 million in fiscal 2012. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the Euro.

Income Tax Provision (Benefit)

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
Income tax provision (benefit)	$12.6	$22.6	$(16.3)	(44.2)%	(37.6)%	NM	NM
Effective income tax rate	9.4%	(42.2)%	5.0%

*	NM Percentage not meaningful

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

For fiscal 2014, we recorded income tax expense of $12.6 million, resulting in an effective tax rate of 9.4%. The change in our effective tax rate for fiscal 2014 compared to fiscal 2013 was driven by an increase in foreign earnings subject to lower tax rates, the elimination of the requirement to provide additional valuation allowance for IRC Section 163(j) interest disallowance, the release of foreign related valuation allowances due to the increase in foreign earnings and various foreign entity restructurings, the elimination of the need to provide for a valuation allowance for certain foreign earnings, and a reduction in the amount of unrecognized tax benefits due to the lapse of statutes for various exposures.

For fiscal 2013, we recorded an income tax expense of $22.6 million, resulting in an effective tax rate of (42.2)%. The change in the effective tax rate for fiscal 2013, compared to the prior year, was primarily due to the change in earnings levels as a result of our acquisition of Lawson, a shift in the jurisdictional mix of operating income in the respective periods, the release of the valuation allowance for various foreign deferred tax assets, foreign subsidiary net operating losses not providing benefits, Subpart F inclusions, the establishment of a valuation allowance for nondeductible interest under IRC Section 163(j), the change in recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, the change in reorganizational costs, changes in various withholding tax, and tax law changes in Australia, Sweden, Japan and the United Kingdom.

For fiscal 2012, we recorded an income tax benefit of $16.3 million, resulting in an effective tax rate of 5.0%.

Following the Infor Combination transaction that occurred on April 5, 2012, we evaluated various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. During fiscal 2013, we completed several organizational restructuring actions resulting in the discrete release of the valuation allowance for various foreign deferred tax assets in the amount of $24.4 million. During fiscal 2014, we continued to execute multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower back office costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal year 2014.

Infor is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that is effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2014 and fiscal 2013, we made cash payments of $11.5 million and $9.5 million, respectively, to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present our non-GAAP revenues as well. We believe our presentation of non-GAAP revenues provides meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets, and to serve as a measurement for incentive compensation awards. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to users because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required by our lenders in our reporting to them.

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

Non-GAAP Revenues

	Year Ended May 31,			Fiscal 2014 vs. 2013		Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012	Actual	Constant Currency	Actual	Constant Currency
GAAP revenues	$2,761.8	$2,718.0	$2,540.7	1.6%	1.4%	7.0%	8.5%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	5.1	13.5	25.5
Purchase accounting impact on product updates and support fees	1.2	1.5	122.6
Purchase accounting impact on consulting services and other fees	1.9	4.8	6.8

Total non-GAAP revenue adjustments	8.2	19.8	154.9

Non-GAAP revenues	$2,770.0	$2,737.8	$2,695.6	1.2%	0.9%	1.6%	3.0%

The non-GAAP adjustments we make to our reported GAAP revenues are primarily related to purchase accounting and other acquisition matters. These amounts reflect pro forma adjustments to increase software license fees and subscriptions, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software license fees and subscriptions, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software license fees and subscriptions, product updates and support fees, and consulting services and other fees. We believe the inclusion of the pro forma revenue adjustment provides users a helpful alternative view of our operations.

Liquidity and Capital Resources

Cash Flows

	Year Ended May 31,			Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012
Cash provided by (used in):
Operating activities	$414.6	$282.4	$158.2	46.8%	78.5%
Investing activities	(251.7)	(139.8)	(1,533.2)	80.0	(90.9)
Financing activities	(15.7)	(106.6)	1,444.2	(85.3)	NM
Effect of exchange rate changes on cash and cash equivalents	6.2	1.5	(21.8)	313.3	NM

Net change in cash and cash equivalents	$153.4	$37.5	$47.4	309.1%	(20.9)%

*	NM Percentage not meaningful

Capital Resources

	May 31,			Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
(in millions, except percentages)	2014	2013	2012
Working capital deficit	$(305.9)	$(432.1)	$(526.0)	(29.2)%	(17.9)%
Cash and cash equivalents	$575.3	$421.9	$384.4	36.4%	9.8%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make cash payments related to interest payments, taxes and leased facilities. During fiscal 2014 we also had significant investing and financing activities related to our acquisitions, primarily of PeopleAnswers, and the refinancing of portions of our debt. We are highly leveraged and our liquidity requirements are significant, primarily due to our debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources. In fiscal 2014, we completed two acquisitions for a purchase price of approximately $202.0 million. In fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. In fiscal 2012, we completed five acquisitions for an aggregate purchase price of $1,511.5 million, net of cash acquired. See Note 3, Acquisitions.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2015 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2014 was $414.6 million. Our net income plus non-cash items provided $380.4 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $34.2 million. The operating assets and liabilities sources of cash related to a $28.9 million increase in deferred revenue, primarily due to increased deferred SaaS revenue as well as increased deferred maintenance, and a $19.9 million increase in accounts payable, accrued expenses and other liabilities, primarily due to an increase in accrued interest. The sources of cash were partially offset by a $29.5 million change in income tax receivable/payable.

Net cash provided by operating activities for fiscal 2013 was $282.4 million. Our net loss plus non-cash items provided $313.7 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $31.3 million. The uses of cash were primarily from a $97.1 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a decrease in accrued interest and a reduction in accrued incentive compensation, and a $19.4 million increase in prepaid expenses and other assets. These uses of cash were somewhat offset by a $58.0 million increase in deferred revenue, primarily due to the timing of maintenance renewals, $13.7 million related to our income tax receivable/payable and a $13.5 million decrease in accounts receivable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $251.7 million in fiscal 2014. The primary uses of cash were $199.7 million net cash used for our acquisitions, $32.5 million used to purchase property, equipment and software and a $19.5 million increase in restricted cash.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $15.7 million in fiscal 2014. The primary uses of cash were $3,457.5 million in debt repayments and $37.5 million that we capitalized as deferred financing fees relating to our refinancing transactions during the year. These uses of cash were mostly offset by $3,487.7 million from the issuance of debt related to our recent refinancing transactions.

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

Effect of Exchange Rate Changes

In fiscal 2014, changes in foreign currency exchange rates resulted in a $6.2 million increase in our cash and cash equivalents. Foreign currency exchange rate changes increased our cash and cash equivalents by $1.5 million in fiscal 2013 and decreased our cash and cash equivalents by $21.8 million in fiscal 2012.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $305.9 million at May 31, 2014, compared to $432.1 million at May 31, 2013. At May 31, 2014, our cash increased by $153.4 million compared to the balance at May 31, 2013. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2014, the most significant changes in our current assets, other than cash, included an increase of $14.9 million in other current assets primarily due to an increase in our restricted cash. During fiscal 2014 the most significant changes in our current liabilities included a $59.5 million decrease in our current portion of long-term debt related to our recent refinancing transactions, an increase in our deferred revenue of $47.6 million, primarily due to increased deferred SaaS revenues as well as an increase in deferred maintenance, and an increase in accrued expenses of $39.9, primarily due to an increase in accrued interest as a result of an early interest payment made at the end of fiscal 2013 in relation to our debt refinancing, as well as an increase in deferred rent.

Cash and Cash Equivalents

As of May 31, 2014, we had $575.3 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of May 31, 2014, $227.4 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $347.9 million of our unrestricted cash and cash equivalents were held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

In addition, our cash and cash equivalents include amounts held by our Venezuelan subsidiary of $0.4 million and $2.4 million at May 31, 2014 and 2013, respectively. While we plan to use these funds to expand our operations in Venezuela, these amounts are subject to the governmental restrictions and currency exchange controls in Venezuela which may limit the total amount of cash and cash equivalents that we may be able to repatriate at any given time in the future. See Note 2, Summary of Significant Accounting Policies—Highly Inflationary Accounting—Venezuela. The Venezuelan government has established official exchange rates for the Venezuelan Bolivar (BsF) and from time-to-time has devalued its currency, most recently in January and March of 2014. As a result of these devaluations, we recorded foreign currency transaction losses related to the remeasurement of the assets and liabilities of our Venezuelan operations denominated in BsF of $2.2 million in fiscal 2014 and a $2.3 million reduction in the cash and cash equivalents held by our Venezuelan subsidiary as of May 31, 2014.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	May 31, 2014		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-1 due October 5, 2016	$—	—	$340.0	5.750%
First lien Term B-2 due April 5, 2018	—	—	2,779.1	5.250%
First lien Term B-3 due June 3, 2020	477.4	3.750%	—	—
First lien Term B-5 due June 3, 2020	2,543.6	3.750%	—	—
First lien Euro Term due April 5, 2018	—	—	321.7	6.750%
First lien Euro Term B due June 3, 2020	472.0	4.000%	—	—
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	340.7	10.000%	324.9	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(37.4)		(16.6)

Total long-term debt	5,371.3		5,324.1
Less: current portion	(31.7)		(91.2)

Total long-term debt—non-current	$5,339.6		$5,232.9

As of May 31, 2014, we were in compliance with all applicable financial covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, Inc., and $225.0 million was used to repay a portion of the Lux PIK Term Loan (discussed below). Additionally, $344.0 million that we owed to Lux Bond Co, our parent, was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended pursuant to refinancing amendments described below.

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of May 31, 2014, we have made no draws against the Revolver and no amounts are currently outstanding. However, $9.9 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $140.1 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of May 31, 2014:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-3 Term Loan, Tranche B-5 Term Loan and the Euro Tranche B Term Loan will at no time be less than 1.00% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-3 and B-5 Term Loans will at no time be less than 2.00% per annum.

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

Refinancing Amendments

On April 22, 2014, we entered into the Sixth Amendment to the Credit Agreement (as amended) to reflect the change in our fiscal year end from May 31 to April 30 effective June 1, 2014. No other changes were made to the terms of Credit Agreement or the related credit facilities.

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

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The terms of the exchange notes are substantially identical to those of the original senior notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the senior notes no longer apply. Under the Exchange Offer all of the notes were exchanged for applicable exchange notes.

Restricted Cash

We had approximately $26.8 million of restricted cash as of May 31, 2014, of which approximately $18.9 million and $7.9 million have been reflected in other current assets and other assets, respectively, on our Consolidated Balance Sheets. The restricted cash balance relates primarily to amounts held in escrow for certain litigation matters, which based on the current status of these matters we do not believe we will have to pay, and various collateral arrangements related to our property leases worldwide.

We had approximately $7.2 million held as restricted cash as of May 31, 2013, of which $0.1 million and $7.1 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheets. These balances relate primarily to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of May 31, 2014, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	1 Year or Less (1)	1 - 3 Years	3 - 5 Years	More than 5 Years
Balance sheet contractual obligations:
Total outstanding debt (gross, excluding debt discount)	$5,408.7	$31.7	$70.2	$1,985.9	$3,320.9
Interest on long-term debt	1,716.0	324.6	650.5	612.9	128.0
Capital leases	8.8	4.8	3.6	0.4	—

Total balance sheet contractual obligations	7,133.5	361.1	724.3	2,599.2	3,448.9

Other contractual obligations:
Operating leases	193.3	48.3	75.0	33.6	36.4
Purchase obligations	84.1	27.6	21.1	15.1	20.3

Total other contractual obligations	277.4	75.9	96.1	48.7	56.7

Total contractual obligations	$7,410.9	$437.0	$820.4	$2,647.9	$3,505.6

(1)	Reflects the 11 month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation—Fiscal Year

Total contractual obligations at May 31, 2014 were $7,410.9 million. Our purchase obligations represent those commitments greater than $0.1 million annually. Total unrecognized tax benefits of $161.7 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of May 31, 2014, over the projection period.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 49.6%, 50.9% and 52.2% of our total revenues for fiscal 2014, 2013 and 2012, respectively. International cost of revenues and operating expenses accounted for 48.6%, 49.0% and 49.2% of our total cost of revenues and operating expenses for fiscal 2014, 2013 and 2012, respectively.

As of May 31, 2014 and May 31, 2013, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.2% and 7.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.3% and 4.0% as of May 31, 2014 and May 31, 2013, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 0.5% as of May 31, 2014 and May 31, 2013, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of May 31, 2014 and May 31, 2013, we had $5,371.3 million and $5,324.1 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at May 31, 2014, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.00% or 2.00%. On May 31, 2014, the three-month LIBOR and the EURIBOR rates were 0.23% and 0.31%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the May 31, 2014, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, in fiscal 2014 we entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 27.1% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

We conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2014, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This assessment was based on the guidelines set forth in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2014. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our Management’s Report on Internal Control over Financial Reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our report. Therefore, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFOR, INC.

Dated: July 28, 2014	By:	/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.
Chief Executive Officer (principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Nicole Anasenes and Gregory M. Giangiordano, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	July 28, 2014

/s/ NICOLE ANASENES Nicole Anasenes	Chief Financial Officer (principal financial officer)	July 28, 2014

/s/ JAY HOPKINS Jay Hopkins	Chief Accounting Officer, Senior Vice President and Controller (principal accounting officer)	July 28, 2014

/s/ DAVID DOMINIK David Dominik	Director	July 28, 2014

/s/ PRESCOTT ASHE Prescott Ashe	Director	July 28, 2014

/s/ C. JAMES SCHAPER C. James Schaper	Director	July 28, 2014

/s/ STEWART BLOOM Stewart Bloom	Director	July 28, 2014

/s/ C.J. FITGERALD C.J. Fitzgerald	Director	July 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Infor, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Infor, Inc. and its subsidiaries at May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

July 28, 2014

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	May 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$575.3	$421.9
Accounts receivable, net	404.2	407.2
Prepaid expenses	108.1	108.5
Income tax receivable	33.7	32.5
Other current assets	33.5	18.6
Deferred tax assets	27.5	38.1

Total current assets	1,182.3	1,026.8
Property and equipment, net	82.8	71.3
Intangible assets, net	950.7	1,087.7
Goodwill	4,317.2	4,139.8
Deferred tax assets	88.6	87.8
Other assets	31.5	36.6
Deferred financing fees, net	125.0	141.1

Total assets	$6,778.1	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53.8	$40.6
Income taxes payable	19.8	28.7
Accrued expenses	406.3	366.4
Deferred tax liabilities	1.3	4.3
Deferred revenue	975.3	927.7
Current portion of long-term obligations	31.7	91.2

Total current liabilities	1,488.2	1,458.9
Long-term debt	5,339.6	5,232.9
Deferred tax liabilities	192.5	231.0
Other long-term liabilities	217.8	232.2

Total liabilities	7,238.1	7,155.0

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at May 31, 2014 and May 31, 2013	—	—
Additional paid-in capital	1,276.3	1,247.6
Receivable from stockholders	(35.3)	(30.1)
Accumulated other comprehensive income (loss)	48.7	90.0
Accumulated deficit	(1,749.7)	(1,871.4)

Total stockholders’ deficit	(460.0)	(563.9)

Total liabilities and stockholders’ deficit	$6,778.1	$6,591.1

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended May 31,
	2014	2013	2012
Revenues:
Software license fees and subscriptions	$548.3	$518.1	$505.3
Product updates and support fees	1,465.9	1,441.2	1,284.4

Software revenues	2,014.2	1,959.3	1,789.7
Consulting services and other fees	747.6	758.7	751.0

Total revenues	2,761.8	2,718.0	2,540.7

Operating expenses:
Cost of software license fees and subscriptions(1)	99.8	86.4	90.1
Cost of product updates and support fees(1)	261.9	254.2	258.5
Cost of consulting services and other fees(1)	593.2	588.5	593.9
Sales and marketing	457.1	460.2	438.7
Research and development	391.8	351.9	322.3
General and administrative	192.8	210.4	233.4
Amortization of intangible assets and depreciation	264.3	275.7	323.6
Restructuring costs	18.6	10.2	67.8
Acquisition-related and other costs	27.6	15.0	75.9

Total operating expenses	2,307.1	2,252.5	2,404.2

Income from operations	454.7	465.5	136.5

Other expense, net:
Interest expense, net	378.0	418.1	467.4
Loss on extinguishment of debt	5.2	1.8	107.1
Other (income) expense, net	(62.8)	99.2	(111.7)

Total other expense, net	320.4	519.1	462.8

Income (loss) before income tax	134.3	(53.6)	(326.3)
Income tax provision (benefit)	12.6	22.6	(16.3)

Net income (loss)	$121.7	$(76.2)	$(310.0)

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended May 31,
	2014	2013	2012
Net income (loss)	$121.7	$(76.2)	$(310.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(32.9)	126.5	(248.2)
Defined benefit plan funding status, net of tax	1.5	1.6	(7.9)
Unrealized gain (loss) on derivative instruments, net of tax	(9.9)	—	—

Total other comprehensive income (loss)	(41.3)	128.1	(256.1)

Comprehensive income (loss)	$80.4	$51.9	$(566.1)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Common Stock		APIC	Stockholder Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, May 31, 2011	1,000	$—	$71.3	$(18.8)	$218.0	$(1,485.2)	$(1,214.7)
Sponsor equity contribution	—	—	807.5	—	—	—	807.5
Equity-based compensation expense	—	—	11.2	—	—	—	11.2
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(248.2)	—	(248.2)
Defined benefit plan funding status, net of tax	—	—	—	—	(7.9)	—	(7.9)
Forgiveness of amounts due to affiliate	—	—	344.0	—	—	—	344.0
Interest on stockholder receivables	—	—	0.2	(0.2)	—	—	—
Receivable from stockholders	—	—	—	(7.6)	—	—	(7.6)
Repayment of stockholder receivable principal	—	—	—	5.2	—	—	5.2
Net income (loss)	—	—	—	—	—	(310.0)	(310.0)

Balance, May 31, 2012	1,000	—	1,234.2	(21.4)	(38.1)	(1,795.2)	(620.5)
Equity-based compensation expense	—	—	14.0	—	—	—	14.0
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	—	—	—	1.6	—	1.6
Receivable from stockholders	—	—	—	(8.7)	—	—	(8.7)
Other	—	—	(0.6)	—	—	—	(0.6)
Net income (loss)	—	—	—	—	—	(76.2)	(76.2)

Balance, May 31, 2013	1,000	—	1,247.6	(30.1)	90.0	(1,871.4)	(563.9)
Equity-based compensation expense	—	—	28.7	—	—	—	28.7
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(32.9)	—	(32.9)
Defined benefit plan funding status, net of tax	—	—	—	—	1.5	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(9.9)	—	(9.9)
Receivable from stockholders	—	—	—	(5.2)	—	—	(5.2)
Net income (loss)	—	—	—	—	—	121.7	121.7

Balance, May 31, 2014	1,000	$—	$1,276.3	$(35.3)	$48.7	$(1,749.7)	$(460.0)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended May 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$121.7	$(76.2)	$(310.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	264.3	275.7	323.6
Provision for doubtful accounts, billing adjustments and sales allowances	17.7	11.3	9.2
Deferred income taxes	(23.5)	(36.4)	(33.4)
Non-cash (gain) loss on foreign currency	(65.0)	99.3	(111.4)
Non-cash interest	27.6	25.5	50.6
Non-cash loss on extinguishment of debt	5.2	1.3	106.0
Equity-based compensation expense	28.7	14.0	11.2
Other	3.7	(0.8)	(0.6)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	12.8	(19.4)	(2.4)
Accounts receivable, net	2.1	13.5	(12.4)
Income tax receivable/payable	(29.5)	13.7	(33.5)
Deferred revenue	28.9	58.0	119.8
Accounts payable, accrued expenses and other liabilities	19.9	(97.1)	41.5

Net cash provided by operating activities	414.6	282.4	158.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(199.7)	(106.0)	(1,511.5)
Change in restricted cash	(19.5)	2.2	(0.2)
Purchases of property, equipment and software	(32.5)	(36.0)	(21.5)

Net cash used in investing activities	(251.7)	(139.8)	(1,533.2)

Cash flows from financing activities:
Proceeds from issuance of stock	—	—	807.5
Proceeds from repayment of stockholder loans	—	—	5.2
Loans to stockholders	(5.2)	(8.7)	(7.6)
Payments on capital lease obligations	(2.3)	(1.5)	(1.0)
Proceeds from issuance of debt	3,487.7	2,778.9	6,916.9
Payments on long-term debt	(3,457.5)	(2,847.2)	(6,084.1)
Deferred financing fees	(37.5)	(27.6)	(192.7)
Other	(0.9)	(0.5)	—

Net cash (used in) provided by financing activities	(15.7)	(106.6)	1,444.2

Effect of exchange rate changes on cash and cash equivalents	6.2	1.5	(21.8)

Net increase in cash and cash equivalents	153.4	37.5	47.4
Cash and cash equivalents at the beginning of the period	421.9	384.4	337.0

Cash and cash equivalents at the end of the period	$575.3	$421.9	$384.4

Supplemental disclosure of cash flow information
Cash paid for interest	$326.7	$424.5	$335.4
Cash paid for income taxes	$65.0	$45.6	$49.7
Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$207.3	$147.9	$2,447.5
Liabilities assumed in acquisitions	$7.6	$41.9	$936.0
Capital lease obligations	$3.0	$2.8	$1.4

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, fair value of derivative financial instruments, among others. We believe that these estimates and assumptions are reasonable under the circumstances and that they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Factors used to identify our reportable operating segments include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance. We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer. See Note 20, Segment and Geographic Information.

Fiscal Year

Our fiscal year has historically been from June 1 through May 31. Unless otherwise stated, references to the years 2014, 2013 and 2012 relate to the fiscal years ended May 31, 2014, 2013 and 2012, respectively.

On April 22, 2014, our Board of Directors approved a change in our fiscal year-end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal year 2015 which will end on April 30, 2015. This change did not impact our current fiscal year 2014 which ended on May 31, 2014. As a result of this change, for fiscal 2015 we will report an eleven month transition period from June 1, 2014 to April 30, 2015.

Beginning in the first quarter of fiscal 2015, we will report our quarterly results on Form 10-Q based on our new fiscal quarters. Accordingly, we intend to report the first quarter of fiscal year 2015 as the three month period ended July 31, 2014, which will include the results of May 2014, the last month of fiscal year 2014.

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

None

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued guidance that clarifies the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption is not permitted. Initial adoption may be accounted for either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initial application recognized at the date of adoption. We are currently evaluating how this guidance will affect our revenue recognition, which transition approach we will use upon adoption and the impact it may have on our financial position, results of operations or cash flows.

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

Revenue Recognition

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Consolidated Statements of Operations and were approximately $74.9 million, $47.8 million and $19.2 million in fiscal 2014, 2013 and 2012, respectively.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software license fee revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations when we 1) have obtained persuasive evidence of an arrangement, 2) have taken title to the products being sold and 3) have the risks and rewards of ownership such as retaining the risk for collection. If these criteria have not been met, revenue is recognized net of related direct costs.

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

We enter into multiple element arrangements for software and software related products and services, which may include software licenses, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

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

For customer arrangements that include software license fees, implementation and/or other consulting services, the portion of the fees related to software licenses is generally recognized when delivered, as the implementation and consulting services typically qualify for separate recognition. The significant factors considered in determining whether the elements constitute multiple units of accounting for revenue recognition purposes include: 1) the nature of the services and consideration of whether the services are essential to the functionality of the licensed product, 2) degree of risk related to delivering the services, 3) availability of comparable services from other vendors, 4) timing of payments and 5) impact of milestones or acceptance criteria on the recognition of the software license fee. The portion of the fees related to implementation and other consulting services is recognized as such services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. If it is determined that the services are not separable from the arrangement for revenue recognition purposes, the license fees and services are recognized using contract accounting either on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Contract accounting is applied to any arrangements: 1) that include milestones or customer-specific acceptance criteria that may affect collection of the software license fees; 2) where services include significant modification or customization of the software; or 3) where the software license payment is tied to the performance of consulting services.

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling price, as described earlier, to the extent possible. We establish TPE by evaluating similar and interchangeable competitor products or service in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Consulting services and other fees also include education and hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized once the service begins and then ratably over the term of the hosting arrangement.

In accordance with the provisions set forth in ASC 605, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue on a gross basis. Such amounts have been classified as consulting services and other fees.

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, SaaS subscriptions, product updates and support and/or services in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less the estimated selling effort, which has already been performed, including an estimated profit margin on that selling effort.

We record receivables acquired in business combinations at their estimated fair market values. Subsequent changes to acquired receivables are reflected as changes in the provision for doubtful accounts included as a component of general and administrative expense in our Consolidated Statements of Operations.

The purchase agreements related to certain of our acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are to be recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition-related and other costs in our Consolidated Statements of Operations.

Restructuring

Costs to exit or restructure certain activities of an acquired company, or our internal operations, are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations. If acquisition related, they are accounted for separately from the business combination. Liabilities for costs associated with an exit or disposal activity are measured at fair value on our Consolidated Balance Sheet and recognized in our Consolidated Statement of Operations in the period in which the liability is incurred. In the normal course of business, Infor may incur restructuring charges related to personnel which are accounted for in accordance with ASC 712, Compensation—Nonretirement Postemployment Benefits. These restructuring charges represent severance associated with redundant positions. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require revision of initial estimates which may materially affect our results of operations and financial position in the period the change in estimate occurs. See Note 11, Restructuring Charges.

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2011	$—
Warranty reserve acquired(1)	13.0
Provision	2.8
Write-offs	(5.1)
Currency translation effect	(1.1)

Balance, May 31, 2012	9.6
Provision	4.8
Write-offs	(4.3)
Currency translation effect	0.6

Balance, May 31, 2013	10.7
Provision	4.6
Write-offs	(7.6)
Currency translation effect	0.2

Balance, May 31, 2014	$7.9

(1)	Balance acquired with the acquisition of Lawson, see Note 3, Acquisitions.

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

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. We did not recognize any impairment charges for property and equipment during fiscal 2014, 2013 and 2012.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability on our Consolidated Balance Sheets. As of May 31, 2014 and 2013, we had deferred rent liabilities of $16.9 million and $9.5 million, respectively. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies—Leases.

Contingencies—Litigation Reserves

We provide for contingent liabilities, including those related to litigation matters, in accordance with ASC 450, Contingencies. Pursuant to this guidance, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. We disclosure in the notes to our financial statements those loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. We do not record gain contingencies until they are realized. We expense all legal costs to resolve regulatory, legal, tax, or other matters in the period incurred.

We review the status of each significant matter to assess our potential financial exposure at each reporting date. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the guidance related to accounting for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows. See Note 14, Commitments and Contingencies—Litigation.

Software Development Costs

Expenditures for software research and development consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $4.4 million, $3.2 million and $2.5 million in fiscal 2014, 2013 and 2012, respectively. Amortization expense for assets capitalized totaled $3.5 million, $2.7 million and $1.9 million for fiscal 2014, 2013 and 2012, respectively. Unamortized costs capitalized totaled $3.9 million and $3.0 million as of May 31, 2014 and 2013, respectively.

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

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain systems projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, expenses are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically three to seven years. Amortization commences when the software is available for its intended use. During fiscal 2014 we capitalized approximately $0.9 million related to internal use software and recorded approximately $0.4 million in related amortization expense. For fiscal 2013 and 2012, the amounts capitalized for internal use software were not significant. In addition, the amortization expense for assets capitalized was insignificant for fiscal 2013 and 2012.

Intangible Assets

Intangible assets represent customer contracts and relationships, acquired technology and trade names obtained in connection with acquisitions. These intangible assets, other than acquired technology, are being amortized using either straight-line or accelerated amortization over their estimated useful lives, ranging from twelve months to twenty years. The accelerated amortization method is used should the realization of the economic value of the asset be deemed to have characteristics that more closely match an accelerated amortization methodology, as may exist principally with customer relationships. In those cases, the asset is amortized proportionally based upon the annual proportion of economic value contributed as it relates to the asset’s total economic value. Acquired technology is amortized at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. See Note 9, Intangible Assets.

The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2014, 2013 or 2012.

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

Annual testing for goodwill impairment may begin with a qualitative comparison of our reporting units’ fair value to their carrying value to determine if it is more-likely-than-not that the fair value is less than the carrying value and thus whether any further impairment tests are necessary. Further testing for goodwill impairment is a two-step process. The first step screens for potential impairment, and if there is an indication of possible impairment, the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of our recorded goodwill with the current carrying amount. If the implied fair value of our goodwill is less than the carrying value, an impairment charge equal to the difference would be recorded as a charge to our operations.

We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing. We allocate our goodwill to each of these reporting units based upon their relative fair values. For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market transaction method).

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2014, 2013 and 2012 indicated no impairment of goodwill. See Note 4, Goodwill.

Deferred Financing Fees

Deferred financing fees, net of amortization, are reflected on our Consolidated Balance Sheets in deferred financing fees, net. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the straight-line method and the effective interest method over the expected life of the related obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. In fiscal 2014 and 2013, we capitalized significant deferred financing fees related to amending and obtaining new term debt and credit arrangements and we wrote off certain unamortized deferred financing fees in conjunction with our debt amendments and debt recapitalization. See Note 12, Debt—Deferred Financing Fees.

Derivative Financial Instruments

In accordance with ASC 815, Derivatives and Hedging, we record derivative instruments on our Consolidated Balance Sheets as assets or liabilities at their fair value. Changes in their fair value are recognized currently in our results of operations in other (income) expense, net on our Consolidated Statements of Operations unless certain specific hedge accounting criteria are met. These criteria include among other things that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The unrealized gains (losses) resulting from changes in the fair value of the derivative instruments are reflected as a component of stockholders’ deficit in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Cash inflows or outflows associated with the derivative instruments are included in cash flows from operating activities on our Consolidated Statements of Cash Flows, as are the related interest payments.

We use interest rate swaps to limit our exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. Interest rate swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. These cash flow hedges are typically designated as accounting hedges until the time the underlying hedged instrument changes. Individual swaps are designated as hedges of our variable rate debt. The periodic settlement of our interest rate swaps will be recorded as interest expense in our Consolidated Statements of Operations. We entered into the interest rate swaps for hedging purposes only and not for trading or speculation.

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

The additional disclosures regarding derivatives are included below under Comprehensive Income (Loss) and in Note 5, Fair Value, and Note 15, Derivative Financial Instruments.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange gain of $62.7 million, net foreign exchange loss of $99.3 million, and a net foreign exchange gain of $111.4 million in fiscal 2014, 2013 and 2012, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Highly Inflationary Accounting—Venezuela

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

Prior to January 2014, we utilized the official fixed exchange rate for the BsF as established by the Venezuelan National Foreign Trade Center (the CENCOEX rate) of 6.30 BsF to $1.00 to remeasure our Venezuelan operations into our U.S. Dollar reporting currency. In January 2014, the Venezuelan government established a new variable foreign exchange rate which is applicable for use in settling certain operations including those of Infor. This foreign exchange mechanism is called the “Complimentary System of Foreign Currency Acquirement” (SICAD1). Most recently, in March 2014, the Venezuelan government established an additional variable foreign exchange rate (SICAD2) which is applicable to all industry sectors and all transaction types. We have used the variable SICAD1 and SICAD2 rates, rather than the official fixed CENCOEX rate, to remeasure our Venezuelan operations into U.S. Dollars since January 2014 and April 2014, respectively. The current SICAD2 rate as of our fiscal year ended May 31, 2014, was approximately 50.0 BsF to $1.00. As a result of the changes in the exchange rate utilized to remeasure our Venezuelan operations during the current fiscal period, we recorded a foreign currency transaction loss related to the remeasurement of approximately $2.2 million in the fiscal 2014.

As of May 31, 2014 and May 31, 2013, our net monetary assets denominated in BsF were approximately $0.1 million and $2.0 million, and were remeasured using the current SICAD2 rate of 50.0 BsF to $1.00 and the official CENCOEX rate for the BsF of 6.30 BsF to $1.00, respectively. Our net monetary assets consist primarily of cash and accounts receivable partially offset by income taxes payable. The net monetary assets included $0.4 million and $2.4 million in cash and cash equivalents at May 31, 2014 and May 31, 2013, respectively. We plan to use the SICAD2 rate to remeasure our Venezuelan operations into U.S. Dollars in the future but we will continue to monitor and assess the proper exchange rate that we should use for remeasurement purposes.

In addition, the Venezuelan government has implemented foreign currency exchange control regulations which make it difficult to convert BsF to U.S. Dollars and potentially limit our ability to repatriate our earnings in a timely manner. The amounts being reported on our consolidated balance sheets, including cash and cash equivalents, which have been remeasured based on either the official exchange rate or the current SICAD2 rate, may not accurately represent the amount of U.S. Dollars that we could ultimately realize.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2012	$(27.6)	$(10.5)	$—	$(38.1)
Other comprehensive income (loss)	126.5	1.6	—	128.1

Balance, May 31, 2013	98.9	(8.9)	—	90.0
Other comprehensive income (loss)	(32.9)	1.5	(9.9)	(41.3)

Balance, May 31, 2014	$66.0	$(7.4)	$(9.9)	$48.7

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $2.5 million, $2.8 million and $2.2 million as of May 31, 2014, 2013 and 2012, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $6.2 million as of May 31, 2014.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income, were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2014
Foreign currency translation adjustment	$(32.9)	$—	$(32.9)
Change in funded status of defined benefit plans	4.3	(0.3)	4.0
Derivative instruments unrealized gain (loss)	(16.1)	6.2	(9.9)
Reclassification adjustments:
Amortization of net actuarial gain—defined benefit plans(1)	(0.6)	—	(0.6)
Amortization of prior service costs—defined benefit plans(1)	(1.9)	—	(1.9)

Other comprehensive income (loss)	$(47.2)	$5.9	$(41.3)

Fiscal 2013
Foreign currency translation adjustment	$126.5	$—	$126.5
Change in funded status of defined benefit plans	1.5	0.6	2.1
Reclassification adjustments:
Amortization of net actuarial gain—defined benefit plans(1)	(0.3)	—	(0.3)
Amortization of prior service costs—defined benefit plans(1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$127.5	$0.6	$128.1

Fiscal 2012
Foreign currency translation adjustment	$(248.2)	$—	$(248.2)
Change in funded status of defined benefit plans	(9.5)	1.8	(7.7)
Reclassification adjustments:
Amortization of prior service costs—defined benefit plans(1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$(257.9)	$1.8	$(256.1)

(1)	Amounts reclassified out of accumulated other comprehensive income related to defined benefit plan adjustments were included in general and administrative expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans—Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statement of Operations. For fiscal 2014, 2013 and 2012, advertising expenses were $13.2 million, $11.4 million and $14.6 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at May 31, 2014 or 2013. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2014, 2013 or 2012.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2014, 2013 and 2012, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statements carrying amount and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in our results of operations in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. See Note 18, Income Taxes.

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

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. See Note 21, Related Party Transactions.

Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expects will vest. All equity-based payments are based upon equity issued by a parent Company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital.

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

Certain stock options, restricted stock and other equity-based awards outstanding under our Share Purchase and Option Plans are subject to vesting and repurchase features that function as in-substance forfeiture provisions. These in-substance forfeiture provisions preclude recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the applicable plan agreement. No compensation expense is recognized until the repurchase features lapse. For all other awards not subject to such repurchase features, the fair value of the equity-based awards is recorded as compensation expense over the applicable vesting periods.

We utilize the Option-Pricing Method to estimate the fair value of our parent company’s equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise prices of the call options are derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option—Pricing Method include: (a) stock price, derived from the estimated fair value of our parent company’s total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. The following is a summary of the weighted average assumptions used in estimating the fair value of equity awards granted in the periods indicated and the resulting fair values of such awards.

	Year Ended May 31,
	2014	2013	2012
Expected term (years)	2.00	1.25	1.25
Risk-free interest rate	0.35%	0.18%	0.22%
Dividend yield	0.00%	0.00%	0.00%
Volatility	50.00%	70.71%	75.00%
Weighted average fair value per unit granted	$7.29	$4.96	$3.53

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended May 31,
(in millions)	2014	2013	2012
Product updates and support fees	$0.4	$—	$—
Consulting services and other fees	3.0	—	—
Sales and marketing	9.7	5.9	2.4
Research and development	8.1	5.3	2.4
General and administrative	7.5	2.8	6.4

Total	$28.7	$14.0	$11.2

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3. Acquisitions

Acquisitions—Fiscal 2014

On January 7, 2014, we acquired PeopleAnswers, LLC (formerly PeopleAnswers, Inc.) (PeopleAnswers), a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complements and further expands our Infor Human Capital Management (HCM) suite offerings in the high-growth HCM market. We have recorded approximately $84.0 million of identifiable intangible assets and $114.3 million of goodwill related to our acquisition of PeopleAnswers. The acquired intangible assets relating to PeopleAnswers’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately ten years. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million.

The results of our fiscal 2014 acquisitions have been included in our Consolidated Financial Statements from the acquisition dates. These acquisitions were not significant individually or in the aggregate and their results were not material to our results for fiscal 2014. The companies we acquired in fiscal 2014 contributed, in aggregate and to the extent separately identifiable, approximately $11.5 million in revenues during fiscal 2014.

Acquisitions—Fiscal 2013

We completed five acquisitions in fiscal 2013 for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings. We have included the results of the acquired companies in our Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate.

We have recorded $55.6 million of identifiable intangible assets, $9.4 million of net liabilities and $73.5 million of goodwill related to our fiscal 2013 acquisitions. The acquired intangible assets relating to these acquisitions’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. We have determined that the goodwill arising from these acquisitions will not be deductible for tax purposes.

The purchase consideration related to certain of these acquisitions is subject to post-closing adjustments and may include additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. We estimated the fair value of the contingent consideration to be $13.2 million as of May 31, 2013. Any changes in the estimated fair value of the contingent consideration, during the contingency period through settlement, are recorded in our results of operations in the period of such change. During the third quarter of fiscal 2014, we paid $0.7 million related to the settlement of certain of the contingent consideration agreements. We have estimated the fair value of the remaining contingent consideration agreements to be $12.4 million as of May 31, 2014. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and approximately $40.0 million.

Acquisitions—Fiscal 2012

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

The cash purchase consideration totaled approximately $1,958.2 million, $1,482.2 net of cash acquired. We funded the purchase price from a combination of cash, additional debt and additional equity contributions. See Note 12, Debt. Transaction and merger related integration costs of $24.8 million associated with Lawson were expensed as incurred and are reflected in our results of operations for fiscal 2012, in acquisition-related and other costs. In addition, we took certain actions relating to Lawson’s operations to eliminate redundancies, improve our operational efficiency and reduce our operating costs. See Note 11, Restructuring Charges. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

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

The following summarizes the unaudited pro forma financial information of Infor and Lawson for applicable periods as if the acquisition closed on June 1, 2010:

(in millions)	Year Ended May 31, 2012
Software license fees and subscriptions	$526.7
Product updates and support fees	1,441.7

Software revenues	1,968.4
Consulting services and other fees	779.5

Total revenues	$2,747.9

Operating income	$318.7

Other Acquisitions—Fiscal 2012

We completed four additional acquisitions in fiscal 2012 which were not significant, either individually or in the aggregate. The total cash purchase price of these acquisitions was $29.3 million, net of cash acquired.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for fiscal 2013 and 2014:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2012	$784.8	$2,961.4	$265.2	$4,011.4
Goodwill acquired	56.6	8.5	8.4	73.5
Currency translation effect	8.2	43.0	3.7	54.9

Balance, May 31, 2013	849.6	3,012.9	277.3	4,139.8
Goodwill acquired	114.8	0.5	—	115.3
Currency translation effect	14.7	43.1	4.3	62.1

Balance, May 31, 2014	$979.1	$3,056.5	$281.6	$4,317.2

Goodwill acquired during fiscal 2014 totaled $115.3 million primarily related to our acquisition of PeopleAnswers. Goodwill acquired during fiscal 2013 totaled $73.5 million related to our fiscal 2013 acquisitions. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2014. While our qualitative assessment did not show any indication of potential impairment, we chose to perform a Step 1 goodwill impairment assessment as of September 30, 2013. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of May 31, 2014. The results of the annual tests performed in fiscal 2013 and 2012 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

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

The three levels of the fair value hierarchy are as follows:

Level 1—	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—	Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—	Unobservable inputs that are supported by little or no market data, are significant to the fair values of the assets or liabilities, and require the reporting entity to develop its own assumptions.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and contingent consideration liabilities. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of May 31, 2014 and 2013:

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as			Fair Value
	Level 1	Level 2	Level 3
(in millions)
Assets
Cash equivalents	$209.5	$—	$—	$209.5

Total	$209.5	$—	$—	$209.5

Liabilities
Contingent consideration	$—	$—	$12.4	$12.4
Derivative instruments	—	16.1	—	16.1

Total	$—	$16.1	$12.4	$28.5

	May 31, 2013
	Fair Value Measurements Using Inputs Considered as			Fair Value
(in millions)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$13.2	$13.2

Total	$—	$—	$13.2	$13.2

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets. In future periods, until settled, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition-related and other costs in our Consolidated Statements of Operations. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2014 or fiscal 2013. The following table reconciles the change in our Level 3 assets/liabilities for the periods presented:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2012	$—
Contingent consideration	14.6
Total (gain) loss recorded in earnings	(1.4)

Balance, May 31, 2013	13.2
Settlements	(0.7)
Total (gain) loss recorded in earnings	(0.1)

Balance, May 31, 2014	$12.4

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of May 31, 2014, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of May 31, 2014, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value Measurements

As of May 31, 2014 and 2013, our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At May 31, 2014 and 2013, the total carrying value of our long-term debt was approximately $5.4 billion and $5.3 billion, respectively, and the fair value of our long-term debt was approximately $5.6 billion and $5.6 billion, respectively.

6. Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised primarily of unrestricted amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. Each is recorded at cost, which approximates fair market value given their short-term nature. In addition, we have restricted cash balances which are classified as either other current assets or other assets on our Consolidated Balance Sheets depending on the nature of the restriction. Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At May 31, 2014 and 2013, our total restricted cash balance was $26.8 million and $7.2 million, respectively.

The following is a summary of our cash and cash equivalents for the periods indicated:

	May 31,
(in millions)	2014	2013
Cash	$365.8	$421.9
Cash equivalents	209.5	—

Total cash and cash equivalents	$575.3	$421.9

7. Accounts Receivable

Accounts receivable, net is comprised of the following:

	May 31,
(in millions)	2014	2013
Accounts receivable	$369.4	$368.9
Unbilled accounts receivable	53.0	54.3
Less: allowance for doubtful accounts	(18.2)	(16.0)

Accounts receivable, net	$404.2	$407.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2011	$20.6
Provision	6.4
Write-offs and recoveries	(6.8)
Currency translation effect	(2.1)

Balance, May 31, 2012	18.1
Provision	6.5
Write-offs and recoveries	(9.0)
Currency translation effect	0.4

Balance, May 31, 2013	16.0
Provision	13.1
Write-offs and recoveries	(11.2)
Currency translation effect	0.3

Balance, May 31, 2014	$18.2

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	May 31,		Useful Lives (in years)
(in millions)	2014	2013
Land, buildings and leasehold improvements	$75.2	$59.3	1–30
Computer equipment and purchased software	148.7	133.1	1–7
Other equipment, furniture and fixtures	35.9	32.4	1–13
Equipment under capital leases	15.5	12.5

Total property and equipment	275.3	237.3
Less: accumulated depreciation and amortization	(192.5)	(166.0)

Property and equipment, net	$82.8	$71.3

Depreciation expense related to our property and equipment for fiscal 2014, 2013 and 2012 was $29.6 million, $29.6 million and $36.1 million, respectively.

Amortization expense for equipment under capital leases was $4.0 million, $1.6 million and $1.3 million for fiscal 2014, 2013 and 2012, respectively. Accumulated amortization for equipment under capital leases was $6.8 million and $3.3 million as of May 31, 2014 and 2013, respectively.

We have asset retirement obligations primarily related to certain of our leased facilities in Europe. The accrued asset retirement obligations at May 31, 2014 and 2013, were $9.0 million and $7.7 million, respectively.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	May 31, 2014			May 31, 2013
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,840.2	$1,118.2	$722.0	$1,776.0	$942.7	$833.3	2–15
Acquired and developed technology	1,082.4	859.0	223.4	1,011.7	771.4	240.3	2–11
Tradenames	137.6	132.3	5.3	135.6	121.5	14.1	1–20

Total	$3,060.2	$2,109.5	$950.7	$2,923.3	$1,835.6	$1,087.7

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended May 31,
(in millions)	2014	2013	2012
Customer contracts and relationships	$153.1	$161.0	$170.5
Acquired and developed technology	72.2	75.4	105.8
Tradenames	9.4	9.7	11.2

Total	$234.7	$246.1	$287.5

The estimated future annual amortization expense related to these intangible assets as of May 31, 2014, was as follows:

(in millions)
Fiscal 2015(1)	$198.4
Fiscal 2016	193.4
Fiscal 2017	143.3
Fiscal 2018	95.1
Fiscal 2019	80.0
Thereafter	240.5

Total	$950.7

(1)	Reflects the 11 month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation—Fiscal Year.

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	May 31,
(in millions)	2014	2013
Compensation and employee benefits	$170.2	$159.4
Taxes other than income	26.0	27.2
Royalties and partner commissions	47.0	44.1
Litigation	2.4	12.0
Professional fees	8.1	7.2
Subcontractor expense	8.0	6.4
Interest	69.1	45.8
Restructuring	16.1	15.0
Retirement obligations	1.7	7.7
Deferred rent	16.9	9.5
Other	40.8	32.1

Accrued expenses	$406.3	$366.4

11. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition-related and other restructuring costs. These restructuring charges represent severance associated with redundant positions and costs related to redundant office locations. No business activities of the companies that we have acquired were discontinued. The employees terminated were typically from all functional areas of our operations.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring costs totaling $22.8 million. These restructuring charges included $22.0 million in employee severance costs primarily for personnel in our professional services and sales organizations and $0.8 million related to certain exited facilities. During fiscal 2014, we made cash payments of approximately $9.4 million related to these severance actions and approximately $0.3 million related to exited facilities. A significant portion of the actions related to these restructuring activities were completed in fiscal 2014. We anticipate that the remainder these actions will be completed by the end of fiscal 2015.

Fiscal 2013 Restructuring Charges

We incurred restructuring costs totaling $15.5 million during fiscal 2013 including $14.8 million in employee severance costs for personnel in product development and general and administrative functions and $0.7 million related to exited facilities. During fiscal 2014, we recorded restructuring cost reversals of $1.9 million related to these severance actions and we made cash payments of approximately $4.8 million. Fiscal 2014 charges included $0.6 million related to exited facilities. During fiscal 2014, cash payments of approximately $0.7 million related to exited facilities. Actions related to these restructuring activities have been completed.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs of $0.9 million related to operations we acquired in fiscal 2013. These restructuring charges included $0.8 million in employee severance costs related to redundant positions and $0.1 million in accruals for costs related to facilities exited during fiscal 2013. During fiscal 2014, we made $0.5 million in cash payments related to these severance actions. Actions related to these restructuring activities have been completed.

Fiscal 2012 Restructuring Charges

We incurred restructuring costs of $20.6 million during fiscal 2012 in employee severance costs for personnel in sales and marketing, customer support, consulting services, product development and general and administrative functions. During fiscal 2014, we recorded restructuring cost reversals of $0.5 million related to these severance actions and we made cash payments of approximately $0.9 million. Fiscal 2012 charges also included $0.9 million related to exited facilities. Actions related to these restructuring activities have been completed.

Fiscal 2012 Acquisition-Related Charges

We incurred acquisition-related restructuring costs of $44.7 million during fiscal 2012, primarily related to our acquisition of Lawson. These charges included employee severance costs of $41.3 million for personnel, primarily in general and administrative functions and consulting services. Charges also included $3.4 million related to exited facilities. During fiscal 2014, we recognized restructuring costs of $0.1 million related to these severance actions and we made cash payments of $0.2 million. During fiscal 2014, we recorded $1.7 million in restructuring cost reversals related to excited facilities and made cash payments of $0.2 million. Actions related to these restructuring activities have been completed.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2012, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. In fiscal 2014, we recorded restructuring cost reversals of $0.8 million related to exited facilities and made cash payments of $1.7 million primarily for accrued facility costs related to previous restructuring and acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed. Leased facilities costs will be paid through the third quarter of fiscal 2017.

The following tables summarize the accrued restructuring costs at May 31, 2014, 2013 and 2012. The adjustments to costs in the tables below consists of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were reclasses between balance sheet accounts (Other).

			Adjustment to Costs
(in millions)	Balance May 31, 2013	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance May 31, 2014	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2014 restructuring
Severance	$—	$22.0	$—	$—	$(9.4)	$12.6	$22.0	$22.0
Facilities and other	—	0.8	—	—	(0.3)	0.5	0.8	0.8

Total fiscal 2014 restructuring	—	22.8	—	—	(9.7)	13.1	22.8	22.8

Fiscal 2013 restructuring
Severance	7.9	—	(1.9)	0.3	(4.8)	1.5	12.8	12.8
Facilities and other	0.5	—	0.6	—	(0.7)	0.4	1.4	1.4

Total fiscal 2013 restructuring	8.4	—	(1.3)	0.3	(5.5)	1.9	14.2	14.2

Fiscal 2013 acquisition-related
Severance	0.6	—	—	—	(0.5)	0.1	0.8	0.8

Total fiscal 2013 acquisition-related	0.6	—	—	—	(0.5)	0.1	0.8	0.8

Fiscal 2012 restructuring
Severance	1.6	—	(0.5)	—	(0.9)	0.2	13.9	13.9

Total fiscal 2012 restructuring	1.6	—	(0.5)	—	(0.9)	0.2	13.9	13.9

Fiscal 2012 acquisition-related
Severance	0.6	—	0.1	—	(0.2)	0.5	40.7	40.7

Facilities and other	1.9	—	(1.7)	—	(0.2)	—	2.7	2.7

Total fiscal 2012 acquisition-related	2.5	—	(1.6)	—	(0.4)	0.5	43.4	43.4

Previous restructuring
Facilities and other	0.1	—	—	—	(0.1)	—	0.4	0.4

Total previous restructuring	0.1	—	—	—	(0.1)	—	0.4	0.4

Previous acquisition-related
Severance	0.2	—	—	—	(0.1)	0.1	14.0	14.0
Facilities and other	4.5	—	(0.8)	0.1	(1.5)	2.3	19.2	19.2

Total previous acquisition-related	4.7	—	(0.8)	0.1	(1.6)	2.4	33.2	33.2

Total restructuring	$17.9	$22.8	$(4.2)	$0.4	$(18.7)	$18.2	$128.7	$128.7

			Adjustment to Costs
(in millions)	Balance May 31, 2012	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2013	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2013 restructuring
Severance	$—	$19.4	$(4.6)	$—	$0.2	$(7.1)	$7.9	$14.8	$14.8
Facilities and other	—	0.4	0.3	0.1	—	(0.3)	0.5	0.7	0.7

Total fiscal 2013 restructuring	—	19.8	(4.3)	0.1	0.2	(7.4)	8.4	15.5	15.5

Fiscal 2013 acquisition-related
Severance	—	0.7	0.1	—	(0.1)	(0.1)	0.6	0.8	0.8
Facilities and other	—	0.1	—	—	—	(0.1)	—	0.1	0.1

Total fiscal 2013 acquisition-related	—	0.8	0.1	—	(0.1)	(0.2)	0.6	0.9	0.9

Fiscal 2012 restructuring
Severance	15.1	—	(6.2)	—	0.7	(8.0)	1.6	14.4	14.4
Facilities and other	0.2	—	—	—	0.1	(0.3)	—	0.9	0.9

Total fiscal 2012 restructuring	15.3	—	(6.2)	—	0.8	(8.3)	1.6	15.3	15.3

Fiscal 2012 acquisition-related
Severance	5.2	—	(0.7)	—	0.4	(4.3)	0.6	40.6	40.6
Facilities and other	2.6	—	1.0	—	0.1	(1.8)	1.9	4.4	4.4

Total fiscal 2012 acquisition-related	7.8	—	0.3	—	0.5	(6.1)	2.5	45.0	45.0

Previous restructuring
Facilities and other	1.4	—	0.2	(0.2)	0.3	(1.6)	0.1	3.7	3.7

Total previous restructuring	1.4	—	0.2	(0.2)	0.3	(1.6)	0.1	3.7	3.7

Previous acquisition-related
Severance	0.3	—	(0.3)	—	—	0.2	0.2	14.0	14.0
Facilities and other	5.7	—	(0.2)	0.2	(0.1)	(1.1)	4.5	19.9	19.9

Total previous acquisition-related	6.0	—	(0.5)	0.2	(0.1)	(0.9)	4.7	33.9	33.9

Total restructuring	$30.5	$20.6	$(10.4)	$0.1	$1.6	$(24.5)	$17.9	$114.3	$114.3

			Adjustment to Costs
(in millions)	Balance May 31, 2011	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2012	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2012 restructuring
Severance	$—	$20.8	$(0.2)	$—	$(0.3)	$(5.2)	$15.1	$20.6	$20.6
Facilities and other	—	1.0	(0.1)	—	—	(0.7)	0.2	0.9	0.9

Total fiscal 2012 restructuring	—	21.8	(0.3)	—	(0.3)	(5.9)	15.3	21.5	21.5

Fiscal 2012 acquisition-related
Severance	—	46.9	(5.6)	0.1	(1.5)	(34.7)	5.2	41.3	41.3
Facilities and other	—	3.2	0.2	—	—	(0.8)	2.6	3.4	3.4

Total fiscal 2012 acquisition-related	—	50.1	(5.4)	0.1	(1.5)	(35.5)	7.8	44.7	44.7

Previous restructuring
Severance	5.5	—	(1.3)	—	(0.1)	(4.1)	—	75.7	75.7
Facilities and other	0.4	—	0.4	—	0.9	(0.3)	1.4	4.1	4.1

Total previous restructuring	5.9	—	(0.9)	—	0.8	(4.4)	1.4	79.8	79.8

Previous acquisition-related
Severance	1.7	—	(0.3)	—	(0.2)	(0.9)	0.3	14.3	14.3
Facilities and other	5.8	—	2.8	—	(0.1)	(2.8)	5.7	17.9	17.9

Total previous acquisition-related	7.5	—	2.5	—	(0.3)	(3.7)	6.0	32.2	32.2

Total restructuring	$13.4	$71.9	$(4.1)	$0.1	$(1.3)	$(49.5)	$30.5	$178.2	$178.2

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2014, 2013 and 2012 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Years Ended May 31,
	2014	2013	2012
(in millions)
License	$4.2	$3.8	$13.1
Maintenance	0.7	0.3	6.2
Consulting	9.1	(0.1)	18.8
General and administrative and other functions	4.6	6.2	29.7

Total restructuring costs	$18.6	$10.2	$67.8

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	May 31, 2014		May 31, 2013
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-1 due October 5, 2016	$—	—	$340.0	5.750%
First lien Term B-2 due April 5, 2018	—	—	2,779.1	5.250%
First lien Term B-3 due June 3, 2020	477.4	3.750%	—	—
First lien Term B-5 due June 3, 2020	2,543.6	3.750%	—	—
First lien Euro Term due April 5, 2018	—	—	321.7	6.750%
First lien Euro Term B due June 3, 2020	472.0	4.000%	—	—
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	340.7	10.000%	324.9	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(37.4)		(16.6)

Total long-term debt	5,371.3		5,324.1
Less: current portion	(31.7)		(91.2)

Total long-term debt-non-current	$5,339.6		$5,232.9

Weighted average interest rate at May 31, 2014 and 2013, was 6.0% and 7.1%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of May 31, 2014:

(in millions)
Fiscal 2015(1)	$31.7
Fiscal 2016	35.1
Fiscal 2017	35.1
Fiscal 2018	35.1
Fiscal 2019	1,950.8
Thereafter	3,320.9

Total	$5,408.7

(1)	Reflects the 11 month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation—Fiscal Year.

Recapitalization of Debt Structure

On April 5, 2012, we completed the Infor Combination. As part of these transactions, investment funds affiliated with Golden Gate Capital and Summit Partners invested $550.0 million in Infor Enterprise, of which $325.0 million was contributed as equity to Infor, Inc., and $225.0 million was used to repay a portion of the Lux PIK Term Loan (discussed below). Additionally, $344.0 million that we owed to Lux Bond Co, our parent, was forgiven and contributed as capital. In addition, we successfully refinanced our debt structure by entering into a new credit agreement, which consists of a new secured term loan facility and a new secured revolving credit facility, and issuing new senior notes. Proceeds from the borrowings under our new credit facilities, issuance of the notes and the additional equity investments were used to repay the outstanding balances related to our prior credit facilities and to pay related fees and expenses.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to refinancing amendments described below.

Under the Term Loan Facility, we borrowed initial term loans having aggregate principal amounts of $2,770.0 million Tranche B Term Loan, $400.0 million Tranche B-1 Term Loan and €250.0 million Euro Term Loan on April 5, 2012. Interest on the Term Loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of May 31, 2014, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of May 31, 2014, $9.9 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $140.1 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of May 31, 2014:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-3 Term Loan, Tranche B-5 Term Loan and the Euro Tranche B Term Loan will at no time be less 1.00% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-3 and B-5 Term Loans will at no time be less than 2.00% per annum.

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

Refinancing Amendments

On April 22, 2014, we entered into the Sixth Amendment to the Credit Agreement (as amended) to reflect the change in our fiscal year end from May 31 to April 30 effective June 1, 2014. No other changes were made to the terms of Credit Agreement or the related credit facilities.

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

On September 27, 2012, we entered into the First Amendment to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million Tranche B-2 Term Loan. Interest on the Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum, or ABR, plus a margin of 3.0% per annum, with an ABR floor of 2.25% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate, plus a margin of 5.0% per annum. The Tranche B-2 Term Loan matures on April 5, 2018, which is the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan is guaranteed by the same guarantors, and is secured by liens on substantially all of our assets and the assets of the guarantors.

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

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The terms of the exchange notes are substantially identical to those of the original senior notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the senior notes no longer apply. Under the Exchange Offer all of the notes were exchanged for applicable exchange notes.

Deferred Financing Fees

As of May 31, 2014, deferred financing fees, net of amortization, of $125.0 million are reflected on our Consolidated Balance Sheets in deferred financing fees, net. For fiscal 2014, 2013 and 2012, we amortized $23.5 million, $23.5 million and $32.1 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In conjunction with the amendments to our Credit Agreement in fiscal 2014 and 2013, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendments’ refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In fiscal 2014 and 2013 we capitalized an additional $12.1 million and $27.6 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendments’ refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in fiscal 2014 and 2013, $5.2 million and $1.3 million, respectively, of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Consolidated Statements of Operations. In addition, in fiscal 2014 and 2013 we expensed $20.9 million and $11.9 million, respectively, in third-party costs incurred related to the modifications which were included in acquisition-related and other costs in our Consolidated Statements of Operations.

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

Affiliate Company Borrowings

In addition, to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are described below.

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum set forth below that is payable semi-annually in arrears, on May 1, and November 1, each year, beginning on November 1, 2014.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of May 31, 2014, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo.

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

Proceeds from the sale of the HoldCo Notes were used to repay the outstanding balance of the Lux PIK Term Loan of $166.8 million, to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to the Lux PIK Term Loan, and to pay related transaction fees and expenses.

Parent Company PIK Term Loan

Lux Bond Co, our direct parent company, had debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment thereto, dated as of April 5, 2012.

The Lux PIK Term Loan bore interest at a fixed rate of 13.375% per annum and accrued quarterly. Accrued but unpaid interest was to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter could have been paid in cash and the fixed rate reduced by 50 basis points per annum for that quarter. For fiscal 2013 and in the second and third quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 21, Related Party Transactions—Due to/from Affiliate. As of May 31, 2013, the total balance outstanding related to the Lux PIK Term Loan was $161.4 million which did not include any accrued interest as this was funded by Infor during the year. On April 8, 2014, the outstanding balance of the Lux PIK Term Loan, including accrued interest, was repaid with the proceeds of the HoldCo Notes discussed above and no amounts were outstanding as of May 31, 2014.

Exclusion of Affiliate Company Borrowings from Infor Financial Statements

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor has not met any of the applicable criteria related to the HoldCo Notes or the Lux PIK Term Loan. Accordingly, we have not reflected the HoldCo Notes or the Lux PIK Term Loan in our consolidated financial statements for any of the periods presented.

13. Common Stock

As of May 31, 2014 and 2013, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of May 31, 2014, based on investments in Infor Enterprise held by investment funds affiliated with our sponsors, Golden Gate Capital and Summit Partners, Golden Gate Capital and Summit Partners have voting control of the Company equal to approximately 78.3% and 21.4%, respectively.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $52.8 million, $56.2 million and $63.1 million for fiscal 2014, 2013 and 2012, respectively.

We have also entered into certain capital lease commitments for buildings, automobiles, computers and operating equipment. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment on our Consolidated Balance Sheets. The current portion of our capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Consolidated Balance Sheets.

The future minimum lease payments under our capital and operating leases as of May 31, 2014, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2015(1)	$4.8
Fiscal 2016	2.2
Fiscal 2017	1.4
Fiscal 2018	0.4
Fiscal 2019	—
Thereafter	—

Total minimum capital lease payments	8.8
Less: amounts representing interest	(0.5)

Present value of net minimum obligations	8.3
Less: current portion	(4.6)

Long-term capital lease obligations	$3.7

Operating Lease Obligations

(in millions)
Fiscal 2015(1)	$48.3
Fiscal 2016	44.7
Fiscal 2017	30.3
Fiscal 2018	19.7
Fiscal 2019	13.9
Thereafter	36.4

Total minimum operating lease payments	$193.3

(1)	Reflects the 11 month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation—Fiscal Year.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of May 31, 2014 and May 31, 2013, we have accrued $2.4 million and $12.1 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

The District Court conducted an evidentiary hearing in the contempt proceeding in the first week of April 2013. Before that hearing, Lawson moved to dissolve or modify the injunction based on the Circuit Court’s ruling. The District Court did not rule on that motion before the hearing. On June 11, 2013, the District Court modified the injunction by deleting from its scope the product consisting of the S3 Procurement System in combination with RSS, but ordered that the injunction shall remain in effect in all other respects. The District Court issued a separate order denying Lawson’s motion to dissolve or modify the injunction. Lawson appealed the District Court’s denial of the motion to modify, and order of modification, to the United States Court of Appeals for the Federal Circuit.

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

As previously noted, on direct appeal, the Federal Circuit Court of Appeals held two of the five infringed claims to be invalid. Subsequently, on April 3, 2014, the Patent and Trademark office (PTO) cancelled the remaining three claims, including the single claim that is the basis for the modified injunction. The Board of Patent Appeals and Interferences (BPAI) had invalidated those patent claims, and ePlus appealed that administrative determination to the Federal Circuit Court of Appeals. The Circuit Court issued a summary order on November 8, 2013 rejecting the appeal, after which ePlus unsuccessfully petitioned for panel rehearing, and rehearing en banc. The Federal Circuit issued its mandate to the PTO on February 5, 2014 and the cancellation of the patent claims followed.

On July 25, 2014, Lawson’s appeals from the injunction and contempt order were decided in its favor. The July 25, 2014 decision of the United States Court of Appeals for the Federal Circuit vacated the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanded the case back to the District Court “with instructions to dismiss”.

Although the case is not entirely final, Lawson reasonably expects that the ultimate outcome of the case will be as decided by the Court of Appeals on July 25, 2014. ePlus has the right to petition the Federal Circuit for a panel and/or en banc rehearing, and may thereafter seek a writ of certiorari from the United States Supreme Court. Historical experience reflects an exceedingly low success rate for such attempts to overturn a decision of a federal appeals court and thus Lawson has a strong likelihood of maintaining its victory.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of May 31, 2014, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of May 31, 2014 and 2013.

15. Derivative Financial Instruments

In fiscal 2014, we entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation and we anticipate that these hedges will be highly effective at their inception and on an on-going basis. These interest rate swaps have a forward effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification Asset (Liability)	Fair Value at May 31,

				2014	2013
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Other long-term liabilities	$(7.3)	$—
Interest rate swap	212.6	2.4740%	Other long-term liabilities	(3.6)	—
Interest rate swap	212.6	2.4750%	Other long-term liabilities	(3.6)	—
Interest rate swap	94.5	2.4725%	Other long-term liabilities	(1.6)	—

Total	$945.0		Total, net asset (liability)	$(16.1)	$—

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

(in millions)	Statement of Operations Location	Year Ended May 31,
		2014	2013	2012
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(16.1)	$—	$—

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$—	$—	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of May 31, 2014, none of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately four years.

16. Share Purchase and Option Plans

Infor Class C Management Incentive Units

On May 31, 2012, Infor Enterprise granted to certain employees of Infor 10.4 million equity awards, primarily Management Incentive Units (MIUs), pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs are for Class C non-voting units. The Class C MIUs were granted as of May 31, 2012, with vesting schedules ranging from immediate vesting to three years of service. The Class C MIUs were issued in exchange for employees existing equity interests in both Infor and Infor Global Solutions discussed below. As a result, the majority of these other equity-based awards were cancelled during fiscal 2012. In accordance with applicable FASB guidance, the concurrent grant of the Class C MIUs and cancellation of the existing equity interests were treated as a modification.

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

This repurchase feature in certain Class C MIUs granted to employees, as noted above, functions as an in-substance forfeiture provision which precludes recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. No compensation expense is recognized until the repurchase features lapse. Of the 10.4 million MIUs granted on May 31, 2012, 4.4 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized, except to the extent discussed below related to modifications of certain of these awards which in effect made such awards probable of vesting. The remaining 6.0 million MIUs granted did not include the repurchase feature and we recognized applicable equity compensation expense in fiscal 2014, 2013 and 2012, accordingly.

During fiscal 2013, certain of our parent company’s Class C MIU grants without repurchase features that had been classified as equity awards were modified to allow for a cash settlement option at other than fair value, which caused these grants to be classified as liability awards at the parent company. Accordingly, we recorded incremental equity compensation expense in fiscal 2013 to recognize the fair value of the awards. A portion of these grants were further modified in fiscal 2014 to adjust the timing of the settlement options and to change the manner of calculating the settlement amount of one tranche from other than fair value to a premium over fair value repurchase. The change in the settlement amount calculation caused the related grants to revert to being classified as equity awards other than the premium, which retained liability accounting treatment at the parent company. The other tranches of the put feature that are settled at other than fair value continue to be accounted for as liability awards. We have recorded incremental equity compensation expense of $11.5 million and $8.5 million in fiscal 2014 and 2013, respectively, related to these modified grants.

In addition, during fiscal 2014, several of our parent company’s Class C MIU grants were modified to allow for a cash settlement option. A portion of these grants are subject to the repurchase features that function as in-substance forfeiture provisions, as described above. The addition of a cash settlement option effectively made these awards probable of vesting, resulting in equity compensation expense being recognized for the first time on the related modified grants and causing these grants to change to liability awards at the parent company. The remaining grants which are not subject to repurchase features remain classified as equity awards at the parent company. We have recorded incremental equity compensation expense of $7.0 million in fiscal 2014 related to these modified grants.

During fiscal 2014, we granted approximately 1.4 million Class C MIU’s and approximately 0.3 million Class C MIU’s were forfeited and no shares were repurchased by the Company.

During fiscal 2013, we granted approximately 0.5 million Class C MIU’s and approximately 1.2 million Class C MIU’s were forfeited and 0.3 million were repurchased by the Company.

The following table summarizes Class C MIU activity for fiscal 2014, 3013 and 2012:

(in thousands, except fair value amounts)	Number of Class C MIUs	Weighted Average Grant Date Fair Value
Non-vested, May 31, 2011	—	—
Granted	10,400	$3.53
Vested	(4,485)	$3.53

Non-vested, May 31, 2012	5,915	$3.53
Granted	455	$4.96
Cancelled	(1,156)	$3.72
Vested	(713)	$3.53

Non-vested, May 31, 2013	4,501	$3.63
Granted	1,399	$7.29
Cancelled	(279)	$4.39
Vested	(2,777)	$3.66

Non-vested, May 31, 2014	2,844	$5.24

This table reflects the legal vesting of the awards. As noted above certain of the awards are subject to a repurchase feature, which functions as an in-substance forfeiture provision, so these awards are not considered to have vested for accounting purposes. Total unrecognized Class C MIU compensation expense at May 31, 2014, was $33.8 million. The aggregate intrinsic value related to the unvested Class C MIUs was approximately $50.9 million as of May 31, 2014. The weighted average remaining contractual life of the Class C MIUs was 2.0 years as of May 31, 2014.

Other Infor Equity Grants

In addition to the Class C MIUs discussed above, Infor has other outstanding equity awards issued by certain affiliates of the Company. These awards include MIUs issued by SoftBrands Holdings LLC, an affiliate of the parent company of Infor (SoftBrands MIUs) to certain employees as authorized by its Amended and Restated Limited Liability Company Agreement dated October 1, 2010 (the SoftBrands Plan); and Class Y restricted shares issued under the Infor Global Solutions 2006 Share Purchase and Option Plan, as amended, (the 2006 Plan). In conjunction with the May 31, 2012 grant of the Class C MIUs discussed above, the majority of the outstanding SoftBrands MIUs and Class Y restricted shares were cancelled. No other grants are to be made under the SoftBrands Plan or the 2006 Plan. The remaining SoftBrands MIUs and Class Y restricted shares were fully vested as of May 31, 2014. As of May 31, 2014, 1.6 million and 5.1 million SoftBrands MIUs and Class Y restricted shares were outstanding, respectively.

17. Dividend

We did not declare or pay any dividends on our common stock in fiscal year 2014, 2013 or 2012. Future dividend payments, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business. In addition, we may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 12, Debt—Affiliate Company Borrowings.

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

Our income (loss) before income taxes related to the following jurisdictions:

	Year Ended May 31,
(in millions)	2014	2013	2012
United States	$(120.0)	$(111.5)	$(424.1)
Foreign	254.3	57.9	97.8

Income (loss) before income tax	$134.3	$(53.6)	$(326.3)

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

	Year Ended May 31,
(in millions)	2014	2013	2012
Current
Federal	$14.1	$3.8	$(30.3)
State	3.5	4.4	4.7
Foreign	18.5	50.8	42.7

Total current provision	36.1	59.0	17.1

Deferred
Federal	(12.3)	(7.1)	(6.0)
State	0.6	0.6	(22.1)
Foreign	(11.8)	(29.9)	(5.3)

Total deferred provision (benefit)	(23.5)	(36.4)	(33.4)

Total income tax provision (benefit)	$12.6	$22.6	$(16.3)

Effective income tax rate	9.4%	(42.2)%	5.0%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2014	2013	2012
Federal income tax rate	$47.0	$(18.8)	$(114.1)
Subpart F income	31.0	14.0	54.0
Change in valuation allowance related to IRC Section 163(j)	—	20.9	45.4
Foreign tax rate differential	(49.9)	(3.2)	(39.7)
Reorganization costs	(1.9)	5.6	22.2
Change in valuation allowance	(19.9)	(6.9)	21.6
U.S. state tax rate difference	(4.0)	(3.3)	(14.0)
Tax rate changes	2.3	2.7	(7.4)
Stock compensation	11.1	5.4	4.3
Withholding tax	9.0	8.6	3.9
Permanent items	3.8	2.7	1.0
Uncertain tax positions	(13.0)	(3.3)	—
Other	(2.9)	(1.8)	6.5

Total income tax provision (benefit)	$12.6	$22.6	$(16.3)

A summary of the components of our deferred tax assets and liabilities was as follows:

	May 31,
(in millions)	2014	2013
Deferred tax assets
Foreign operating loss carryforward	$261.2	$292.7
Interest	292.6	254.1
Federal operating loss carryforward	35.8	66.7
Capital loss carryforward	48.6	50.7
Preacquisition disallowed deductions	16.0	15.2
State operating loss carryforward	11.7	17.3
Accrued payroll and related expenses	35.4	28.8
Depreciation	17.8	25.0
Credits	23.4	32.9

Restructuring	10.4	2.8
Bad debts	6.6	2.4
Sales tax liability	—	1.9
Accrued severance	1.4	1.1
Other	42.2	32.1

Gross deferred tax assets	803.1	823.7
Less: valuation allowance	(565.2)	(593.9)

Net deferred tax assets	237.9	229.8

Deferred tax liabilities
Intangibles	309.9	311.5
Goodwill	5.2	26.6
Prepaid expenses	0.5	1.1

Gross deferred tax liabilities	315.6	339.2

Net deferred tax assets (liabilities)	$(77.7)	$(109.4)

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	May 31,
(in millions)	2014	2013
Current deferred tax asset	$27.5	$38.1
Non-current deferred tax asset	88.6	87.8
Current deferred tax liability	(1.3)	(4.3)
Non-current deferred tax liability	(192.5)	(231.0)

Net deferred tax assets (liabilities)	$(77.7)	$(109.4)

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, May 31, 2011	$643.2
Changes in valuation allowances related to purchased tax assets	82.5
Adjustment of net operating losses	(43.6)
Provisions for valuation allowance	106.5
Release of valuation allowance	(41.2)
Currency adjustment	(34.3)

Balance, May 31, 2012	713.1
Changes in valuation allowances related to purchased tax assets	0.8
Adjustment of net operating losses	(135.1)
Provisions for valuation allowance	65.3
Release of valuation allowance	(51.3)
Currency adjustment	1.1

Balance, May 31, 2013	593.9
Adjustment of net operating losses	(26.8)
Provisions for valuation allowance	(28.4)
Release of valuation allowance	13.0
Currency adjustment	13.5

Balance, May 31, 2014	$565.2

As of May 31, 2014, we have U.S. Federal net operating loss deferred tax assets amounting to $35.8 million. These losses expire in various years between 2015 and 2033, the majority of which will expire between 2018 and 2026. We also have U.S. foreign tax credit and alternative minimum tax credit carryforwards of $0.9 million and $2.0 million, respectively. In addition, we have state and local net operating losses and credits of $11.7 million and $2.4 million, respectively. Our state and local net operating losses expire in various years between 2015 and 2033. We currently have a deferred tax asset of $291.5 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the Lawson acquisition that occurred on July 5, 2011, the Lawson group experienced an ownership change that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize Lawson’s net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012 that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize any net operating loss carryforwards. Some of our U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to May 31, 2011, and the possibility of future changes of ownership may further limit our ability to utilize certain loss and credit carryforwards.

As of May 31, 2014, we have foreign net operating loss deferred tax assets amounting to $261.2 million. The majority of these losses relates to our subsidiary operations in the Netherlands, UK, Brazil, France, Austria, Sweden, and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $48.6 million, the majority of which relates to our subsidiary operations in the UK and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net decrease (including the impact of ASC 740-10) of $28.7 million to our valuation allowance in fiscal 2014, a net decrease of $119.2 million in fiscal 2013 and a net increase of $69.9 million in 2012, respectively. The valuation allowance and the change therein as of May 31, 2014 and 2013 primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

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

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, May 31, 2011	$221.8
Additions based on Lawson acquisition	12.7
Additions based on tax positions related to current year	41.0
Additions based on tax positions related to prior years	8.1
Reductions based on tax positions related to prior years	(12.6)
Reductions related to settlements	(29.1)
Reductions related to lapses in statute	(29.5)
Additions/(reductions) due to changes in foreign exchange rates	(17.6)
Other	(1.6)

Balance, May 31, 2012	193.2
Additions based on tax positions related to current year	12.1
Additions based on tax positions related to prior years	9.7
Reductions based on tax positions related to prior years	(8.8)
Reductions related to settlements	(1.0)
Reductions related to lapses in statute	(19.0)
Additions/(reductions) due to changes in foreign exchange rates	1.2
Other	(1.0)

Balance, May 31, 2013	186.4
Additions based on tax positions related to current year	7.3
Additions based on tax positions related to prior years	2.4
Reductions based on tax positions related to prior years	(6.7)
Reductions related to settlements	(9.0)
Reductions related to lapses in statute	(21.2)
Additions/(reductions) due to changes in foreign exchange rates	2.5

Balance, May 31, 2014	$161.7

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at May 31, 2014, 2013 and 2012, by $68.3 million, $86.9 million and $93.7 million, respectively. During our upcoming fiscal year ending April 30, 2015, we expect that approximately $24.7 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at May 31, 2014 and 2013, was $19.7 million and $20.2 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for the year ended May 31, 2014, 2013 and 2012 net of income tax benefits was $0.0 million, $2.4 million and $3.1 million, respectively.

We classify penalties on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at May 31, 2014 and 2013, was $5.7 million and $6.3 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for the year ended May 31, 2014, 2013 and 2012 was a benefit of $0.5 million, a benefit of $0.4 million and a benefit of $2.0 million, respectively. The fiscal 2014, 2013 and 2012 benefits were due to the expiration of the statute of limitations in various jurisdictions.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2018. We are generally no longer subject to tax examination domestically for years prior to fiscal year 2010. We are currently subject to federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2018. We are generally no longer subject to tax examination internationally for years prior to fiscal year 2008. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $10.8 million, $8.0 million and $5.5 million in fiscal 2014, 2013 and 2012, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in fiscal 2012 and prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S. and United Kingdom have been frozen with no further benefits accruing. As of May 31, 2014, these plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of May 31, 2014 and 2013, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Benefit Obligation

	May 31,
(in millions)	2014	2013
Benefit obligation, beginning of fiscal year	$92.7	$86.4
Benefit obligation assumed in acquisition	—	0.4
Service cost	1.4	1.1
Interest cost	4.2	3.6
Plan participants contribution	0.3	0.1
Actuarial loss (gain)	(0.6)	4.6
Benefits payments	(2.5)	(3.1)
Assumption changes	3.9	0.5
Curtailment/settlement	(0.4)	(1.0)
Currency translation adjustment	7.6	0.1

Benefit obligation, end of fiscal year	$106.6	$92.7

Accumulated benefit obligation, end of fiscal year	$101.7	$90.3

Change in Plan Assets

	May 31,
(in millions)	2014	2013
Fair value of plan assets, beginning of fiscal year	$60.2	$51.4
Actual return on plan assets	4.5	9.6
Employer contribution	3.8	2.8
Plan participants contribution	0.3	0.1
Benefits payments	(2.1)	(2.7)
Settlements	—	(0.5)
Currency translation adjustment	7.5	(0.5)

Fair value of plan assets, end of fiscal year	$74.2	$60.2

Funded status, end of fiscal year	$(32.4)	$(32.5)

Amounts Recognized on Our Consolidated Balance Sheets

	May 31,
(in millions)	2014	2013
Non-current asset	$1.5	$—
Current liability	(2.1)	(1.5)
Non-current liability	(31.8)	(31.0)

Total	$(32.4)	$(32.5)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	Year Ended May 31,
(in millions)	2014	2013	2012
Net actuarial gain	$8.5	$10.2	$10.7
Prior service cost	1.4	1.5	2.0
Tax	(2.5)	(2.8)	(2.2)

Total amounts recognized in accumulated other comprehensive income (loss)	$7.4	$8.9	$10.5

Components of Net Periodic Pension Cost

	Year Ended May 31,
(in millions)	2014	2013	2012
Service cost	$1.4	$1.1	$0.8
Interest cost	4.2	3.6	3.9
Amortization of prior service cost	1.9	0.2	0.2
Amortization of gain	0.6	0.3	—
Expected return on plan assets	(3.9)	(2.9)	(3.0)

Net periodic pension cost	$4.2	$2.3	$1.9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Year Ended May 31,
(in millions)	2014	2013	2012
Net loss (gain)	$(1.7)	$(0.5)	$10.0
Prior service cost	(2.0)	(0.7)	(0.5)
Amortization of prior service cost	1.9	0.2	0.2
Tax	0.3	(0.6)	(1.8)

Total recognized in other comprehensive income (loss)	$(1.5)	$(1.6)	$7.9

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$2.7	$0.7	$9.8

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with projected benefit obligations in excess of plan assets were as follows:

	May 31,
(in millions)	2014	2013
Projected benefit obligation	$105.0	$90.8
Accumulated benefit obligation	$100.1	$88.3
Fair value of plan assets	$71.2	$57.3

The fair value of defined benefit plans assets, which are recorded net as a component of other long-term liabilities, as of May 31, 2014 and 2013, were as follows:

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$42.6	$—	$42.6
Debt securities	—	22.3	—	22.3
Other	0.4	8.9	—	9.3

Total	$0.4	$73.8	$—	$74.2

	May 31, 2013
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$35.1	$—	$35.1
Debt securities	—	16.7	—	16.7
Other	0.6	7.8	—	8.4

Total	$0.6	$59.6	$—	$60.2

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

Estimated amortization to be recognized as part of net periodic pension cost in fiscal 2015 is as follows:

(in millions)
Net actuarial loss	$0.3
Prior service cost	$0.2

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

	May 31,
	2014	2013	2012
Projected benefit obligation
Discount rate	3.9%	4.1%	4.4%
Rate of compensation increase	2.9%	3.8%	3.0%
Net periodic benefit cost
Discount rate	4.0%	4.2%	5.1%
Expected rate of return on plan assets	5.5%	5.6%	6.2%
Rate of compensation increase	3.1%	3.7%	3.0%

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

	Target Allocation Fiscal 2015	Percentage of Plan Assets at May 31, 2014
Equity securities	57.4%	57.4%
Debt instruments	30.1%	30.1%
Other	12.5%	12.5%

Future Contributions

We made contributions to our defined benefit pension plans of $3.8 million, $2.8 million and $3.2 million in fiscal 2014, 2013 and 2012, respectively. We expect to contribute approximately $4.2 million to our defined benefit plans during fiscal 2015.

Future Benefit Payments

As of May 31, 2014, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2015(1)	$2.1
Fiscal 2016	2.0
Fiscal 2017	2.3
Fiscal 2018	2.4
Fiscal 2019	2.3
Fiscal 2020 through 2024	14.6

Total	$25.7

(1)	Reflects the 11 month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation—Fiscal Year.

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

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 1, Nature of Business and Basis of Presentation—Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and gross margin for these three segments.

License—Our License segment develops, markets and distributes enterprise software including the following types of software: enterprise human capital management, financial management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include license fees which primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License revenues also include revenues related to our SaaS subscriptions offerings.

Maintenance—Our Maintenance segment provides software updates and product support including when and if available upgrades, release updates, regulatory updates and patches, access to our knowledge base and technical support team, technical advice and application management. Generally, these services are provided under annual contracts. Infor’s maintenance agreements are comprehensive customer support programs which entitle customers to various levels of support to meet their specific needs. Infor’s maintenance and customer support offerings are delivered through our global support organization operating from our support centers around the world. Maintenance revenues include product updates and support fees revenues which represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. These revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2014
Revenues	$553.4	$1,467.1	$749.5	$2,770.0
Cost of revenues	92.1	261.4	590.4	943.9
Direct sales costs	377.1	—	—	377.1

Sales margin	$84.2	$1,205.7	$159.1	$1,449.0

Sales margin %	15.2%	82.2%	21.2%	52.3%

Fiscal 2013
Revenues	$531.6	$1,442.7	$763.5	$2,737.8
Cost of revenues	77.3	254.2	590.2	921.7
Direct sales costs	379.4	—	—	379.4

Sales margin	$74.9	$1,188.5	$173.3	$1,436.7

Sales margin %	14.1%	82.4%	22.7%	52.5%

Fiscal 2012
Revenues	$530.8	$1,407.0	$757.8	$2,695.6
Cost of revenues	83.6	258.5	597.5	939.6
Direct sales costs	362.0	—	—	362.0

Sales margin	$85.2	$1,148.5	$160.3	$1,394.0

Sales margin %	16.1%	81.6%	21.2%	51.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	Year Ended May 31,
(in millions)	2014	2013	2012
Reportable segment revenues	$2,770.0	$2,737.8	$2,695.6
Purchase accounting revenue adjustments(1)	(8.2)	(19.8)	(154.9)

Total revenues	$2,761.8	$2,718.0	$2,540.7

Reportable segment sales margin	$1,449.0	$1,436.7	$1,394.0
Other unallocated costs and operating expenses(2)	711.4	685.3	866.1
Amortization of intangible assets and depreciation	264.3	275.7	323.6
Restructuring	18.6	10.2	67.8

Income from operations	454.7	465.5	136.5
Total other expense, net	320.4	519.1	462.8

Income (loss) before income tax	$134.3	$(53.6)	$(326.3)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.

(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2014
Software license fees and subscriptions	$338.2	$160.9	$49.2	$548.3
Product updates and support fees	895.3	453.0	117.6	1,465.9

Software revenues	1,233.5	613.9	166.8	2,014.2
Consulting services and other fees	347.4	331.2	69.0	747.6

Total revenues	$1,580.9	$945.1	$235.8	$2,761.8

Fiscal 2013
Software license fees and subscriptions	$307.8	$160.4	$49.9	$518.1
Product updates and support fees	883.8	433.4	124.0	1,441.2

Software revenues	1,191.6	593.8	173.9	1,959.3
Consulting services and other fees	354.5	328.7	75.5	758.7

Total revenues	$1,546.1	$922.5	$249.4	$2,718.0

Fiscal 2012
Software license fees and subscriptions	$286.9	$161.7	$56.7	$505.3
Product updates and support fees	756.4	411.6	116.4	1,284.4

Software revenues	1,043.3	573.3	173.1	1,789.7
Consulting services and other fees	345.3	329.0	76.7	751.0

Total revenues	$1,388.6	$902.3	$249.8	$2,540.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
May 31, 2014	$50.6	$26.5	$5.7	$82.8
May 31, 2013	$42.9	$25.0	$3.4	$71.3

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	Year Ended May 31,
(in millions)	2014	2013	2012
United States	$1,391.9	$1,334.4	$1,214.4
All other countries	1,369.9	1,383.6	1,326.3

Total revenues	$2,761.8	$2,718.0	$2,540.7

The following table sets forth long-lived tangible assets by country at the dates indicated:

	May 31,
(in millions)	2014	2013
United States	$49.4	$42.1
Germany	8.6	9.7
All other countries	24.8	19.5

Total long-lived tangible assets	$82.8	$71.3

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

21. Related Party Transactions

During fiscal 2012, we received additional equity investments from Golden Gate Capital and Summit Partners, our two largest investors. In conjunction with the acquisition of Lawson on July 5, 2011, Golden Gate Capital contributed $480.0 million in additional equity to the Company. In addition, in conjunction with the recapitalization of our debt structure on April 5, 2012, investment funds affiliated with Golden Gate Capital and Summit Partners contributed $250.0 million and $300.0 million, respectively, to Infor Enterprise, an affiliate of our parent company, of which $325.0 million was contributed as equity to Infor, and $225.0 million was used to repay a portion of the Lux PIK Term Loan.

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we retained Golden Gate Capital and Summit Partners to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fee payable to Golden Gate Capital and Summit Partners on a monthly and quarterly basis, respectively. Under the Golden Gate Capital and Summit Partners advisory agreements, the total contractual annual management fee due is approximately $7.0 million which is payable to Golden Gate Capital and Summit Partners based on their pro rata ownership percentage of Infor Enterprise as defined in the applicable agreements.

Golden Gate Capital

During fiscal 2014, 2013 and 2012, we recognized as a component of general and administrative expenses in our Consolidated Statement of Operations $5.9 million, $5.6 million, and $9.4 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At May 31, 2014, $1.4 million of the fees remained unpaid. We capitalized as deferred financing fees $0.1 million and $12.2 million during fiscal 2014 and 2012, respectively, for fees and expenses paid to Golden Gate Capital in connection with our various debt transactions. In addition, we expensed transaction fees paid to Golden Gate Capital of $0.9 million in fiscal 2014 related to our debt refinancing transactions and $12.7 million in connection with our acquisition of Lawson in fiscal 2012. We did not capitalize or expense any similar fees in fiscal 2013.

In the normal course of business, we may sell products and services to, or purchase products and services from, companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $1.2 million, $2.5 million and $2.2 million in fiscal 2014, 2013 and 2012, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made payments to companies owned by Golden Gate Capital of approximately $0.1 million, $0.1 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively.

Summit Partners

During fiscal 2014, 2013 and 2012, we recognized as a component of general and administrative expenses in our Consolidated Statement of Operations $2.0 million, $1.8 million and $0.5 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At May 31, 2014, all of these fees were paid. We capitalized as deferred financing fees $1.0 million during fiscal 2012 for fees and expenses paid to Summit Partners in connection with our debt transactions and expensed an additional $4.1 million of related transaction fees. We did not capitalize or expense any similar fees in fiscal 2014 or 2013. We had no sales to companies owned by Summit Partners in fiscal 2014, 2013 or 2012. We made payments to companies owned by Summit partners of less than $0.1 million and $0.1 million in fiscal 2014 and 2013, respectively, and no payments in fiscal 2012.

Due to/from Affiliate

Infor, through certain of our subsidiaries, had loans outstanding to Lux Bond Co. These loans originated through various financing activities of Infor. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012. For fiscal 2012 we recorded interest expense related to the affiliate loans of $17.6 million.

Infor, through certain of our subsidiaries, had receivables from our affiliates of $35.3 million and $30.1 million as of May 31, 2014 and 2013, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets. In fiscal 2014 and 2013 we funded quarterly interest payments totaling $16.4 million and $18.2 million, respectively, that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. As previously noted, the outstanding balance of the Lux PIK Term Loan was repaid on April 8, 2014, with the proceeds from the issuance of our affiliate’s HoldCo Notes. See Note 12, Debt—Affiliate Company Borrowings. In future periods we may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo or potentially though intercompany loans to HoldCo.

Under the terms of our Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co, we recorded payments of $11.5 million and $9.5 million in fiscal 2014 and 2013, respectively, to GGC Software Parent, Inc. as decreases to our affiliate receivable as of May 31, 2014 and 2013. In addition, we had $3.2 million payable under the Tax Allocation Agreement as of May 31, 2014, which is included in accounts payable on our Consolidated Balance Sheets. See Note 2, Summary of Significant Accounting Policies—Income Taxes.

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

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of May 31, 2014 and 2013, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for our fiscal years ended May 31, 2014, 2013 and 2012.

Condensed Consolidating Balance Sheets

	May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$227.4	$—	$347.9	$—	$575.3
Accounts receivable, net	—	165.3	10.9	228.0	—	404.2
Prepaid expenses	—	50.5	14.9	42.7	—	108.1
Income tax receivable	—	17.8	0.2	15.7	—	33.7
Other current assets	—	18.5	0.2	14.8	—	33.5
Affiliate receivable	—	431.0	439.2	35.7	(905.9)	—
Deferred tax assets	—	9.9	4.2	13.5	(0.1)	27.5

Total current assets	—	920.4	469.6	698.3	(906.0)	1,182.3
Property and equipment, net	—	34.0	15.4	33.4	—	82.8
Intangible assets, net	—	627.1	9.3	314.3	—	950.7

Goodwill	—	2,378.8	62.5	1,875.9	—	4,317.2
Deferred tax assets	0.4	—	6.2	88.4	(6.4)	88.6
Other assets	—	5.9	4.4	21.2	—	31.5
Deferred financing fees, net	—	125.0	—	—	—	125.0
Affiliate receivable	—	873.7	1.3	150.2	(1,025.2)	—
Investment in subsidiaries	—	1,669.0	—	—	(1,669.0)	—

Total assets	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$26.4	$0.1	$27.3	$—	$53.8
Income taxes payable	—	—	—	19.8	—	19.8
Accrued expenses	—	185.1	33.8	187.4	—	406.3
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	579.4	17.9	378.0	—	975.3
Affiliate payable	29.5	469.9	361.0	45.5	(905.9)	—
Current portion of long-term obligations	—	31.7	—	—	—	31.7

Total current liabilities	29.6	1,292.5	412.8	659.3	(906.0)	1,488.2
Long-term debt	—	5,339.6	—	—	—	5,339.6
Deferred tax liabilities	—	160.4	(0.1)	38.6	(6.4)	192.5
Affiliate payable	58.6	151.1	0.4	815.1	(1,025.2)	—
Other long-term liabilities	—	62.5	5.5	149.8	—	217.8
Losses in excess of investment in subsidiaries	372.2	—	—	—	(372.2)	—

Total liabilities	460.4	7,006.1	418.6	1,662.8	(2,309.8)	7,238.1
Total stockholders’ equity (deficit)	(460.0)	(372.2)	150.1	1,518.9	(1,296.8)	(460.0)

Total liabilities and stockholders’ deficit	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

	May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$89.5	$—	$332.4	$—	$421.9
Accounts receivable, net	—	161.3	6.2	239.7	—	407.2
Prepaid expenses	—	51.2	15.4	41.9	—	108.5
Income tax receivable	0.1	15.8	0.5	16.1	—	32.5
Other current assets	—	2.1	0.4	16.1	—	18.6
Affiliate receivable	—	314.7	222.1	47.3	(584.1)	—
Deferred tax assets	—	18.9	2.8	16.5	(0.1)	38.1

Total current assets	0.1	653.5	247.4	710.0	(584.2)	1,026.8
Property and equipment, net	—	24.6	17.5	29.2	—	71.3
Intangible assets, net	—	682.0	13.2	392.5	—	1,087.7
Goodwill	—	2,240.6	62.7	1,836.5	—	4,139.8
Deferred tax assets	0.2	—	5.8	87.8	(6.0)	87.8
Other assets	—	7.0	10.5	19.1	—	36.6
Deferred financing fees, net	—	141.1	—	—	—	141.1

Affiliate receivable	—	1,049.0	11.0	119.0	(1,179.0)	—
Investment in subsidiaries	—	1,404.8	—	—	(1,404.8)	—

Total assets	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$19.0	$—	$21.6	$—	$40.6
Income taxes payable	—	0.3	—	28.4	—	28.7
Accrued expenses	—	150.2	30.0	186.2	—	366.4
Deferred tax liabilities	0.1	—	—	4.3	(0.1)	4.3
Deferred revenue	—	552.2	13.6	361.9	—	927.7
Affiliate payable	29.4	258.1	193.2	103.4	(584.1)	—
Current portion of long-term obligations	—	91.2	—	—	—	91.2

Total current liabilities	29.5	1,071.0	236.8	705.8	(584.2)	1,458.9
Long-term debt	—	5,232.9	—	—	—	5,232.9
Deferred tax liabilities	—	186.1	—	50.9	(6.0)	231.0
Affiliate payable	58.3	119.8	0.4	1,000.5	(1,179.0)	—
Other long-term liabilities	—	69.2	11.5	151.5	—	232.2
Losses in excess of investment in subsidiaries	476.4	—	—	—	(476.4)	—

Total liabilities	564.2	6,679.0	248.7	1,908.7	(2,245.6)	7,155.0
Total stockholders’ equity (deficit)	(563.9)	(476.4)	119.4	1,285.4	(928.4)	(563.9)

Total liabilities and stockholders’ deficit	$0.3	$6,202.6	$368.1	$3,194.1	$(3,174.0)	$6,591.1

Condensed Consolidating Statements of Operations

	Year Ended May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$307.1	$11.0	$230.2	$—	$548.3
Product updates and support fees	—	810.4	28.1	627.4	—	1,465.9

Software revenues	—	1,117.5	39.1	857.6	—	2,014.2
Consulting services and other fees	—	286.0	14.8	446.8	—	747.6

Total revenues	—	1,403.5	53.9	1,304.4	—	2,761.8

Operating expenses:
Cost of software license fees and subscriptions	—	55.9	7.2	36.0	0.7	99.8
Cost of product updates and support fees	—	127.2	3.2	126.6	4.9	261.9
Cost of consulting services and other fees	—	221.7	13.2	349.7	8.6	593.2
Sales and marketing	—	217.9	27.1	206.6	5.5	457.1
Research and development	—	198.4	9.7	172.9	10.8	391.8
General and administrative	—	15.2	118.0	90.1	(30.5)	192.8
Amortization of intangible assets and depreciation	—	151.9	12.9	99.5	—	264.3
Restructuring costs	—	2.9	0.5	15.2	—	18.6
Acquisition-related and other costs	—	28.3	0.2	(0.9)	—	27.6
Affiliate (income) expense, net	—	184.9	(161.6)	(23.3)	—	—

Total operating expenses	—	1,204.3	30.4	1,072.4	—	2,307.1

Income from operations	—	199.2	23.5	232.0	—	454.7

Other expense, net:
Interest expense, net	—	377.9	0.1	—	—	378.0
Affiliate interest (income) expense, net	—	(53.9)	(0.1)	54.0	—	—
Loss on extinguishment of debt	—	5.2	—	—	—	5.2
Other (income) expense, net	—	13.1	0.4	(76.3)	—	(62.8)

Total other expense, net	—	342.3	0.4	(22.3)	—	320.4

Income (loss) before income tax	—	(143.1)	23.1	254.3	—	134.3
Income tax provision (benefit)	0.1	7.4	(0.3)	5.4	—	12.6
Equity in (earnings) loss of subsidiaries	(121.8)	(272.3)	—	—	394.1	—

Net income (loss)	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$275.1	$8.6	$234.4	$—	$518.1
Product updates and support fees	—	792.6	27.7	620.9	—	1,441.2

Software revenues	—	1,067.7	36.3	855.3	—	1,959.3
Consulting services and other fees	—	285.6	18.1	455.0	—	758.7

Total revenues	—	1,353.3	54.4	1,310.3	—	2,718.0

Operating expenses:
Cost of software license fees and subscriptions	—	45.9	6.8	33.4	0.3	86.4
Cost of product updates and support fees	—	122.4	2.5	124.8	4.5	254.2

Cost of consulting services and other fees	—	218.5	10.1	351.6	8.3	588.5
Sales and marketing	—	213.5	28.8	212.3	5.6	460.2
Research and development	—	180.9	2.4	160.0	8.6	351.9
General and administrative	—	41.1	106.7	89.9	(27.3)	210.4
Amortization of intangible assets and depreciation	—	155.7	15.4	104.6	—	275.7
Restructuring costs	—	4.2	0.3	5.7	—	10.2
Acquisition-related and other costs	—	11.9	3.6	(0.5)	—	15.0
Affiliate (income) expense, net	—	142.8	(150.1)	7.3	—	—

Total operating expenses	—	1,136.9	26.5	1,089.1	—	2,252.5

Income from operations	—	216.4	27.9	221.2	—	465.5

Other expense, net:
Interest expense, net	—	417.8	0.1	0.2	—	418.1
Affiliate interest (income) expense, net	—	(72.6)	(0.2)	72.8	—	—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	8.6	0.3	90.3	—	99.2

Total other expense, net	—	355.6	0.2	163.3	—	519.1

Income (loss) before income tax	—	(139.2)	27.7	57.9	—	(53.6)
Income tax provision (benefit)	0.1	14.3	(9.1)	17.3	—	22.6
Equity in (earnings) loss of subsidiaries	76.1	(77.4)	—	—	1.3	—

Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$261.8	$5.2	$241.8	$(3.5)	$505.3
Product updates and support fees	—	666.6	28.0	589.8	—	1,284.4

Software revenues	—	928.4	33.2	831.6	(3.5)	1,789.7
Consulting services and other fees	—	288.9	26.4	452.1	(16.4)	751.0

Total revenues	—	1,217.3	59.6	1,283.7	(19.9)	2,540.7

Operating expenses:
Cost of software license fees and subscriptions	—	54.4	4.5	35.5	(4.3)	90.1
Cost of product updates and support fees	—	121.0	2.2	131.9	3.4	258.5
Cost of consulting services and other fees	—	208.7	19.2	368.2	(2.2)	593.9
Sales and marketing	—	203.2	15.4	215.6	4.5	438.7
Research and development	—	166.9	3.4	145.4	6.6	322.3
General and administrative	—	65.0	94.1	102.2	(27.9)	233.4
Amortization of intangible assets and depreciation	—	174.9	17.7	131.0	—	323.6
Restructuring costs	—	29.0	0.5	38.3	—	67.8
Acquisition-related and other costs	—	50.7	24.1	1.1	—	75.9
Affiliate (income) expense, net	—	168.8	(124.2)	(44.6)	—	—

Total operating expenses	—	1,242.6	56.9	1,124.6	(19.9)	2,404.2

Income from operations	—	(25.3)	2.7	159.1	—	136.5

Other expense, net:
Interest expense, net	0.7	364.6	—	102.1	—	467.4

Affiliate interest (income) expense, net	3.2	(3.3)	(1.6)	1.7		—
Loss on extinguishment of debt	2.9	98.7	—	5.5	—	107.1
Other (income) expense, net	—	(63.9)	(0.6)	(47.2)	—	(111.7)

Total other expense, net	6.8	396.1	(2.2)	62.1	—	462.8

Income (loss) before income tax	(6.8)	(421.4)	4.9	97.0	—	(326.3)
Income tax provision (benefit)	0.6	(40.4)	(6.3)	29.8	—	(16.3)
Equity in loss (earnings) of subsidiaries	302.6	(78.4)	—	—	(224.2)	—

Net income (loss)	$(310.0)	$(302.6)	$11.2	$67.2	$224.2	$(310.0)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(32.9)	—	(32.9)
Defined benefit plan funding status, net of tax	—	—	—	1.5	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(9.9)	—	—	—	(9.9)

Total other comprehensive income (loss)	—	(9.9)	—	(31.4)	—	(41.3)

Comprehensive income (loss)	$121.7	$111.9	$23.4	$217.5	$(394.1)	$80.4

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	0.1	—	1.5	—	1.6

Total other comprehensive income (loss)	—	0.1	—	128.0	—	128.1

Comprehensive income (loss)	$(76.2)	$(76.0)	$36.8	$168.6	$(1.3)	$51.9

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(310.0)	$(302.6)	$11.2	$67.2	$224.2	$(310.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(248.2)	—	(248.2)
Defined benefit plan funding status, net of tax	—	(0.3)	—	(7.6)	—	(7.9)

Total other comprehensive income (loss)	—	(0.3)	—	(255.8)	—	(256.1)

Comprehensive income (loss)	$(310.0)	$(302.9)	$11.2	$(188.6)	$224.2	$(566.1)

Condensed Consolidating Statements of Cash Flows

	Year Ended May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$226.6	$(2.7)	$190.7	$—	$414.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(199.4)	—	(0.3)	—	(199.7)
Change in restricted cash	—	(18.2)	—	(1.3)	—	(19.5)
Purchases of property, equipment and software	—	(14.9)	(6.9)	(10.7)	—	(32.5)

Net cash used in investing activities	—	(232.5)	(6.9)	(12.3)	—	(251.7)

Cash flows from financing activities:
Loans to stockholders	—	(5.2)	—	—	—	(5.2)
Payments on capital lease obligations	—	(0.3)	—	(2.0)	—	(2.3)
Proceeds from issuance of debt	—	3,487.7	—	—	—	3,487.7
Payments on long-term debt	—	(3,457.5)	—	—	—	(3,457.5)
(Payments) proceeds from affiliate within group	—	156.6	9.6	(166.2)	—	—
Deferred financing fees	—	(37.5)	—	—	—	(37.5)
Other	—	—	—	(0.9)	—	(0.9)

Net cash provided by (used in) financing activities	—	143.8	9.6	(169.1)	—	(15.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	—	137.9	—	15.5	—	153.4
Cash and cash equivalents at the beginning of the period	—	89.5	—	332.4	—	421.9

Cash and cash equivalents at the end of the period	$—	$227.4	$—	$347.9	$—	$575.3

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$(67.7)	$22.9	$327.2	$—	$282.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(51.0)	—	(55.0)	—	(106.0)
Change in restricted cash	—	—	—	2.2	—	2.2
Purchases of property, equipment and software	—	(14.8)	(14.5)	(6.7)	—	(36.0)

Net cash used in investing activities	—	(65.8)	(14.5)	(59.5)	—	(139.8)

Cash flows from financing activities:
Loans to stockholders	—	(8.7)	—	—	—	(8.7)
Payments on capital lease obligations	—	(0.1)	(0.3)	(1.1)	—	(1.5)
Proceeds from issuance of debt	—	2,778.9	—	—	—	2,778.9
Payments on long-term debt	—	(2,847.2)	—	—	—	(2,847.2)
(Payments) proceeds from affiliate within group	—	163.3	(8.0)	(155.3)	—	—
Deferred financing fees	—	(27.6)	—	—	—	(27.6)
Other	—	—	(0.1)	(0.4)	—	(0.5)

Net cash provided by (used in) financing activities	—	58.6	(8.4)	(156.8)	—	(106.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.5	—	1.5

Net increase (decrease) in cash and cash equivalents	—	(74.9)	—	112.4	—	37.5
Cash and cash equivalents at the beginning of the period	—	164.4	—	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$89.5	$—	$332.4	$—	$421.9

	Year Ended May 31, 2012
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$33.6	$0.4	$124.2	$—	$158.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,482.2)	(29.3)	—	—	—	(1,511.5)
Change in restricted cash	—	4.0	—	(4.2)	—	(0.2)
Purchases of property, equipment and software	—	(8.6)	(6.0)	(6.9)	—	(21.5)

Net cash used in investing activities	(1,482.2)	(33.9)	(6.0)	(11.1)	—	(1,533.2)

Cash flows from financing activities:
Proceeds from issuance of stock	807.5	—	—	—	—	807.5
Proceeds from repayment of stockholder loans	5.2	—	—	—	—	5.2
Loans to stockholders	—	(7.6)	—	—	—	(7.6)
Payments on capital lease obligations	—	—	—	(1.0)	—	(1.0)
Proceeds from issuance of debt	—	6,796.9	—	120.0	—	6,916.9
Payments on long-term debt	(55.5)	(4,564.1)	—	(1,464.5)	—	(6,084.1)
(Payments) proceeds from affiliate within group	725.0	(1,907.7)	3.2	1,179.5	—	—
Deferred financing fees	—	(186.6)	—	(6.1)	—	(192.7)

Net cash provided by (used in) financing activities	1,482.2	130.9	3.2	(172.1)	—	1,444.2

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21.8)	—	(21.8)

Net increase in cash and cash equivalents	—	130.6	(2.4)	(80.8)	—	47.4
Cash and cash equivalents at the beginning of the period	—	33.8	2.4	300.8	—	337.0

Cash and cash equivalents at the end of the period	$—	$164.4	$—	$220.0	$—	$384.4

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2014 and 2013 prepared on a basis consistent with our audited consolidated financial statements. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	August 31, 2013	November 30, 2013	February 28, 2014	May 31, 2014
Fiscal 2014
Total revenues	$650.3	$698.5	$672.7	$740.3
Restructuring costs	$2.2	$3.4	$3.3	$9.7
Acquisition-related and other costs	$9.9	$0.3	$11.1	$6.3
All other operating expenses	$525.0	$552.3	$567.8	$615.8
Income from operations	$113.2	$142.5	$90.5	$108.5
Net income	$23.1	$63.0	$1.3	$34.3

	Quarter Ended
(in millions)	August 31, 2012	November 30, 2012	February 28, 2013	May 31, 2013
Fiscal 2013
Total revenues	$631.8	$682.5	$663.4	$740.3
Restructuring costs	$5.5	$4.1	$(2.1)	$2.7
Acquisition-related and other costs	$1.9	$12.7	$1.3	$(0.9)
All other operating expenses	$524.3	$552.5	$553.8	$596.7
Income from operations	$100.1	$113.2	$110.4	$141.8
Net (loss) income	$(33.3)	$(22.7)	$(72.8)	$52.6

24. Subsequent Events

We have evaluated subsequent events requiring disclosure through July 28, 2014, the date the financial statements were available to be issued.

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Infor (US), Inc.

3.2(1)	Second Amended and Restated By-Laws of Infor (US), Inc.

4.1(1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2(1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3(1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4(1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5(1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6(1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7(1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3(2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 10-Q filed on January 10, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on January 6, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on February 4, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on April 23, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.8	Employment Agreement, dated October 16, 2013, between Infor (US), Inc. and Nicole Anasenes. Filed with the Company’s Form 8–K filed on November 6, 2013 (Reg No. 333–183494) and incorporated herein by reference.

10.9(3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.10(3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.11(3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

Number	Description

10.12(3)	Employment Agreement, dated April 27, 2009, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Jay A. Hopkins.

10.13(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.14(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.16(3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.17(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.18(3)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.19(4)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

12.1(4)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(4)	Subsidiaries of Infor, Inc.

24.1(4)	Powers of Attorney (included on signature page)

31.1(4)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2(4)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Nicole Anasenes

32.1(4)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

32.2(4)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Nicole Anasenes

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Consolidated Balance Sheets at May 31, 2014, and May 31, 2013,
ii.	Consolidated Statements of Operations for the years ended May 31, 2014, 2013 and 2012,
iii.	Consolidated Statements of Comprehensive Income (Loss) for the years ended May 31, 2014, 2013 and 2012,
iv.	Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012. And
v.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(3)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(4)	Filed herewith.