Form 10-K/A
period 2014-05-31
Infor, Inc.
filed 2014-08-22
CIK 1556148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, which was filed with the U.S. Securities and Exchange Commission (the SEC) on July 28, 2014 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new Exhibits 31.1 and 31.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Original Filing and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

INFOR, INC.

FORM 10-K/A

(Amendment No.1)

FISCAL YEAR ENDED May 31, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. are listed in the table below:

Name	Age	Position
Charles Phillips	54	Chief Executive Officer and Director
Nicole Anasenes	41	Chief Financial Officer
Jay Hopkins	43	Chief Accounting Officer, SVP & Controller, Former Interim Chief Financial Officer
Duncan Angove	47	Co-President, Product and Support
Stephan Scholl	43	Co-President, Global Field Operations
Pam Murphy	41	Chief Operating Officer
Jim Schaper	62	Executive Chairman of the Board of Directors
David Dominik	56	Director
Prescott Ashe	46	Director
Stewart Bloom	57	Director
C.J. Fitgerald	47	Director

The following are brief biographies of Infor, Inc.’s executive officers and directors:

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

Nicole Anasenes, Chief Financial Officer

Ms. Anasenes has served as our Chief Financial Officer since November 2013. Prior to joining us, Ms. Anasenes served in a variety of senior financial executive roles at IBM, most recently as Vice President and Chief Financial Officer IBM Software Middleware Group from May 2011 until October 2013. Prior to this, Ms. Anasenes served as Vice President and Chief Financial Officer IBM Enterprise Initiatives from January 2009 until June 2011. From July 1996 until January 2009, Ms. Anasenes served in various finance and treasury leadership positions with IBM. Ms. Anasenes holds an M.B.A. in Strategic Management from the University of Pennsylvania—The Wharton School and a B.S. in Economics and International Business from New York University—Leonard N. Stern School of Business.

Jay Hopkins, Chief Accounting Officer, SVP & Controller, Former Interim Chief Financial Officer

Mr. Hopkins served as our Interim Chief Financial Officer from January 2013 to November 2013 and has served as our Senior Vice President, Controller and Chief Accounting Officer from February 2009 to date. Before joining Infor, Mr. Hopkins served as Vice President and Controller at MicroStrategy, Inc. from January 2008 to January 2009. Prior to MicroStrategy, Inc., Mr. Hopkins served as Worldwide Controller at the Internet Security Systems Business Unit of IBM from October 2006 to December 2007, and Vice President, Corporate Controller, and Chief Accounting Officer at Internet Security Systems, Inc. from January 2006 to October 2006. Mr. Hopkins holds a B.S. in Commerce with a concentration in Accounting from the University of Virginia.

Duncan Angove, Co-President, Product and Support

Mr. Angove has served as our Co-President, Product and Support since December 2010. Mr. Angove also serves on the board of directors of 8thBridge, Inc. Prior to joining Infor, Mr. Angove was Senior Vice President of the Retail Global Business unit at Oracle Corporation, where he ran development, consulting, and sales and marketing and led Oracle to the number one market position in retail applications. Preceding his accomplishments at Oracle, Mr. Angove was a member of Retek’s executive management team, where he played a significant role in taking the company public. Mr. Angove has a B.S. in Economics from University College of London.

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

Prescott Ashe, Director

Mr. Ashe has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Ashe has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Ashe is a Managing Director of Golden Gate Capital, a position he has held at the firm since its inception in 2000. Prior to joining Golden Gate Capital, Mr. Ashe served as a Principal at Bain Capital, which he initially joined in 1991. Mr. Ashe also serves on the board of directors of Aeroflex Holding Corp. and Aspect Software Inc. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley. We believe Mr. Ashe’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry and his knowledge gained from service on the boards of various other companies.

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

C.J. Fitzgerald, Director

Mr. Fitzgerald has served as a member of our board of directors since April 2012. Mr. Fitzgerald is a Managing Director of Summit Partners, L.P., which he joined in 2001. From 1997 to 2000, Mr. Fitzgerald served as Chief Executive Officer of North Systems, Inc., a software company. He also currently serves as a director of several privately held companies and previously served on the board of directors of Ubiquiti Networks, Inc. from March 2010 to October 2013, Global Cash Access Holdings, Inc. from May 2004 to May 2010 and Visual Sciences, Inc. from May 2002 to January 2008. Mr. Fitzgerald holds a B.S. in Computer Science from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. We believe that Mr. Fitzgerald possesses specific attributes that qualify him to serve as a member of our board of directors and serve as a member of our audit committee, including his experience in the private equity and venture capital industries and as a director of public companies.

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

Audit Committee

The Company is not required to have a separately designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. However, the Board has established a separately designated standing Audit Committee. The current members of the Audit Committee are Stewart Bloom, Prescott Ashe and C.J. Fitzgerald. The Board has determined that each of Messrs. Bloom, Ashe and Fitzgerald is an Audit Committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended (the Exchange Act). Messrs. Bloom and Ashe are employed by Golden Gate Capital and Mr. Fitzgerald by Summit Partners, and are therefore not independent.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (PCAOB) (United States) and to issue a report on those financial statements. The Audit Committee assists the Board in its oversight of our financial statements and its internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of Company’s independent auditor and monitoring the performance of Company’s internal audit function, (iii) hiring and firing our independent auditor and approving any non–audit work performed for us by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board.

Compensation Committee

The Board has established a separately designated standing Compensation Committee. The current members of the Compensation Committee are David Dominik, Prescott Ashe, C.J. Fitzgerald, and Jim Schaper. The Compensation Committee has the authority to (1) select, retain and terminate any consulting firm engaged to assist in the evaluation of director or executive officer compensation and (2) approve the fees and retention terms of such consulting firm. The Compensation Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Compensation Committee include: (1) the approval and review of all matters relating to the compensation of our Chief Executive Officer; (2) review and recommend to the Board changes to the form and amount of compensation for our directors; (3) the approval and review of all matters relating to the compensation of our other executive officers; (4) oversee overall compensation and benefit programs and policies; (5) review, approval and administration of the Company’s incentive compensation programs and equity-based plans; and (6) the annual preparation of report on executive compensation and review of the Company’s disclosures relating to executive compensation including our Compensation Discussion and Analysis and executive and director compensation tables.

Nominating and Governance Committee

The Board has established a separately designated standing Nominating and Governance Committee. The current members of the Nominating and Governance Committee are Jim Schaper, Prescott Ashe, David Dominik and C.J. Fitzgerald. The Nominating and Governance Committee has the authority to (1) select, retain and terminate any search firm engaged to assist in identifying director candidates and (2) approve the fees and retention terms of such search firms. The Nominating and Governance Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Nominating and Governance Committee include: (1) recommend criteria for selection of directors; (2) recommend director candidates; (3) recommend committee members; (4) fill board and committee vacancies; (5) review committee structures; (6) review changed circumstances of directors; and (7) implement provisions of stockholders agreements.

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

The discussion below explains our compensation decisions with respect to fiscal year 2014. Our named executive officers are Charles Phillips, Nicole Anasenes, Jay Hopkins, Duncan Angove, Stephan Scholl and Pam Murphy.

Role of Our Compensation Committee

We have established a Compensation Committee that evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the terms of its charter, our Compensation Committee reviews and either approves, on behalf of our board of directors, or recommends to our board of directors for approval, the annual salaries and other compensation for these executive officers, as well as individual equity incentive awards granted by Infor and certain of our affiliated companies from time to time. The Compensation Committee consults with our management team (including the named executive officers) to develop and determine all components of our executive officer compensation, and provides assistance and recommendations to our board of directors with respect to executive incentive-compensation plans, equity-based plans, compensation policies and practices for establishing appropriate executive compensation standards. The Compensation Committee also assists with the administration of our compensation and benefit plans.

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

During fiscal 2014, the Compensation Committee retained the independent consulting firms of Compensia, Inc. and Radford, an AON Hewitt Company, to assist the committee with executive compensation planning. The Compensation Committee believes that input, analysis and advice from the compensation consultants helps ensure that our executives’ compensation is in line with our objectives. These compensation consultants provide the Compensation Committee with information about market trends, compensation practices at comparable companies, executive retention, and best practices for both cash and equity compensation.

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

A summary of the base salary of our named executive officers is as follows:

•	Charles Phillips—We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000.

•	Nicole Anasenes —We entered into an executive employment agreement with Nicole Anasenes, dated effective as of October 16, 2013, which provides for an annual base salary of $450,000.

•	Jay Hopkins—We entered into an executive employment agreement with Jay Hopkins, dated effective as of April 27, 2009, which provides for an annual base salary of $290,000. In addition, on January 31, 2013, we entered into an employment agreement with Mr. Hopkins which provides for an additional $10,000 per month for so long as Mr. Hopkins serves as our Interim Chief Financial Officer. Together, these agreements provided for a total annual base salary of $410,000. Mr. Hopkins received the additional $10,000 per month to mid-November 2013 when Ms. Anasenes was hired as our CFO.

•	Duncan Angove —We entered into an executive employment agreement with Duncan Angove, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

•	Stephan Scholl—We entered into an executive employment agreement with Stephan Scholl, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

•	Pam Murphy —We entered into an executive employment agreement with Pam Murphy, amended effective as of January 25, 2012, which provides for an annual base salary of $500,000.

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

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal year 2014 as further described below:

•	For fiscal year 2014, Charles Phillips earned an annual cash performance incentive bonus award of $1,170,000 with a target bonus amount of $2,400,000 pursuant to a bonus plan.

•	For fiscal year 2014, Nicole Anasenes earned an annual cash performance incentive bonus award of $220,110 with a target bonus amount of $428,571 pursuant to a bonus plan. Ms. Anasenes’ annual bonus target of $750,000 was prorated to $428,571 due to her mid-year hire date.

•	For fiscal year 2014, Jay Hopkins earned an annual cash performance incentive bonus award of $85,313 with a target bonus amount of $175,000 pursuant to a bonus plan.

•	For fiscal year 2014, Duncan Angove earned an annual cash performance incentive bonus award of $780,000 with a target bonus amount of $1,600,000 pursuant to a bonus plan.

•	For fiscal year 2014, Stephan Scholl earned an annual cash performance incentive bonus award of $780,000 with a target bonus amount of $1,600,000 pursuant to a bonus plan.

•	For fiscal year 2014, Pam Murphy earned an annual cash performance incentive bonus award of $390,000 with a target bonus amount of $800,000 pursuant to a bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The 2014 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table:

•	For fiscal year 2014, Charles Phillips earned discretionary bonus awards totaling $366,000.

•	For fiscal year 2014, Nicole Anasenes earned discretionary bonus awards totaling $1,162,435.

•	For fiscal year 2014, Jay Hopkins earned discretionary bonus awards totaling $89,687.

•	For fiscal year 2014, Duncan Angove earned discretionary bonus awards totaling $244,000.

•	For fiscal year 2014, Stephan Scholl earned discretionary bonus awards totaling $244,000.

•	For fiscal year 2014, Pam Murphy earned discretionary bonus awards totaling $225,000.

Long-Term Equity Incentives. The equity incentive awards granted to our named executive officers typically vest over time and based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment. The vesting schedules for the equity incentive awards described below were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long-term, as well as to promote executive retention based on market conditions. The following table presents the grant date fair value of outstanding grants of equity incentive awards to our named executive officers as of May 31, 2014, along with the fair value of the full grant, which consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and correspondence to the enterprise value of Infor and its direct and indirect subsidiaries. References to such awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment.

Name	Grant Date Fair Value of Outstanding Awards ($)	Full Fair Value of the Grant(s) ($)
Charles Phillips	1,032,525	6,833,500
Nicole Anasenes	2,860,000	2,860,000
Jay Hopkins	354,169	701,675
Duncan Angove	688,350	4,589,000
Stephan Scholl	688,350	4,589,000
Pam Murphy	543,465	2,193,100

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

Name and Title	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)		Other Compensation ($)(29)	Total ($)
Charles Phillips	2014	800,000	366,000	(1)	2,400,000	1,170,000	(2)	52,428	4,788,428
Chief Executive Officer	2013	800,000	1,560,000	(3)	—	840,000	(4)	35,721	3,235,721
	2012	800,000	1,800,000	(5)	6,883,500	11,800,000	(6)	12,258	21,295,758
Nicole Anasenes	2014	257,386	1,162,435	(7)	2,860,000	220,110	(8)	4,088	4,504,019
Chief Financial Officer
Jay Hopkins	2014	345,000	89,687	(9)	515,000	85,313	(10)	6,771	1,041,771
Former Interim Chief Financial Officer	2013	330,000	97,500	(11)	—	52,500	(12)	9,223	489,223
Duncan Angove	2014	600,000	244,000	(13)	2,224,457	780,000	(14)	12,160	3,860,617
Co-President, Product and Support	2013	600,000	1,040,000	(15)	10,162,256	560,000	(16)	19,650	12,381,906
	2012	600,000	2,200,000	(17)	4,589,000	1,200,000	(18)	1,000	8,590,000
Stephan Scholl	2014	600,000	244,000	(19)	2,224,457	780,000	(20)	1,124,458	4,972,915
Co-President, Global Field Operations	2013	600,000	1,040,000	(21)	10,162,256	560,000	(22)	182,944	12,545,200
	2012	587,500	2,550,000	(23)	4,589,000	1,050,000	(24)	17,405	8,793,905
Pam Murphy	2014	500,000	225,000	(25)	1,332,500	390,000	(26)	2,400	2,449,900
Chief Operating Officer	2013	445,833	520,000	(27)	—	280,000	(28)	2,000	1,247,833

(1)	Mr. Phillips’ bonus includes $0.4 million discretionary bonus related to our operating performance in Fiscal 2014.
(2)	Mr. Phillips’ amount includes $1.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(3)	Mr. Phillips’ bonus includes a $1.6 million discretionary bonus related to our operating performance in fiscal 2013.
(4)	Mr. Phillips’ amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(5)	Mr. Phillips’ bonus includes a $1.8 million discretionary bonus related to our operating performance in fiscal 2012.
(6)	Mr. Phillips’ amount includes $10.0 million related to the successful refinancing of Infor’s debt structure pursuant to applicable provisions within his employment agreement and $1.8 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.

(7)	Ms. Anasenes’ bonus includes a $1.0 million discretionary bonus related to certain affiliates’ of the Company successful refinancing transactions during fiscal 2014 and a $0.2 million discretionary bonus related to our operating performance in Fiscal 2014.
(8)	Ms. Anasenes’ amount includes $0.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(9)	Mr. Hopkins’ bonus includes a $0.1 million discretionary bonus related to our operating performance in Fiscal 2014.
(10)	Mr. Hopkins’ amount includes $0.1 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(11)	Mr. Hopkins’ bonus includes a $0.1 million discretionary bonus related to our operating performance in fiscal 2013.
(12)	Mr. Hopkins amount includes less than $0.1 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(13)	Mr. Angove’s bonus includes $0.2 million discretionary bonus related to our operating performance in Fiscal 2014.
(14)	Mr. Angove’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(15)	Mr. Angove’s bonus includes a $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(16)	Mr. Angove’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(17)	Mr. Angove’s bonus includes a $1.0 million bonus related to the successful combination of Infor and Infor Global Solutions and a $1.2 million discretionary bonus related to our operating performance in fiscal 2012.
(18)	Mr. Angove’s amount includes $1.2 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.
(19)	Mr. Scholl’s bonus includes $0.2 million discretionary bonus related to our operating performance in Fiscal 2014.
(20)	Mr. Scholl’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(21)	Mr. Scholl’s bonus includes a $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(22)	Mr. Scholl’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(23)	Mr. Scholl’s bonus includes a $1.5 million bonus related to the successful combination of Infor and Infor Global Solutions and a $1.1 million discretionary bonus related to our operating performance in fiscal 2012.
(24)	Mr. Scholl’s amount includes $1.1 million related to the successful integration of the Lawson acquisition and attainment of specific operating performance targets relating to revenues and EBITDA.
(25)	Ms. Murphy’s bonus includes $0.2 million discretionary bonus related to our operating performance in Fiscal 2014.
(26)	Ms. Murphy’s amount includes $0.4 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(27)	Ms. Murphy’s bonus includes a $0.5 million discretionary bonus related to our operating performance in fiscal 2013.
(28)	Ms. Murphy’s amount includes $0.3 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(29)	These amounts include all other compensation as described in the following table:

Name	Fiscal Year	Retirement Plan Contributions ($)(a)	Sales Incentive Club Trip ($)(b)	Executive’s Use of Company Aircraft ($)(c)	Other ($)		Total ($)
Charles Phillips	2014	2,400	—	50,028	—		52,428
	2013	3,000	—	32,721	—		35,721
	2012	1,000	—	11,258	—		12,258
Nicole Anasenes	2014	4,088	—	—	—		4,088
Jay Hopkins	2014	2,400	4,371	—	—		6,771
	2013	2,000	7,223	—	—		9,223
Duncan Angove	2014	2,400	—	9,760	—		12,160
	2013	2,000	—	17,650	—		19,650
	2012	1,000	—	—	—		1,000
Stephan Scholl	2014	—	—	15,859	1,108,599	(d)	1,124,458
	2013	—	27,135	47,609	108,200	(e)	182,944
	2012	—	17,405	—	—		17,405
Pam Murphy	2014	2,400	—	—	—		2,400
	2013	2,000	—	—	—		2,000

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include commercial airfare and incremental costs of food and activities related to sales and service incentive program events.
(c)	These amounts include estimated values of personal use of the Company’s aircraft.
(d)	This amount includes relocation expenses, housing allowance, cost-of-living, and related tax gross-ups paid in conjunction with Mr. Scholl’s relocation.
(e)	This amount includes reimbursements related to an arrangement whereby the Company paid for Mr. Scholl’s housing costs on a grossed-up basis.

Grants of Plan-Based Awards in Fiscal 2014

The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Phillips	MIUs	4/1/2014	—	—	—	—	—	—	—	(5)	—	—	2,400,000	(6)
	Performance Bonus	6/1/2013	—	2,400,000	—	—	—	—	—		—	—	—
Nicole Anasenes	MIUs	11/6/2013	—	—	—	—	—	—	400,000	(7)	—	—	2,860,000
	Performance Bonus	11/6/2013	—	428,571	—	—	—	—	—		—	—	—
Jay Hopkins	MIUs	4/1/2014	—	—	—	—	—	—	—	(8)	—	—	157,500	(6)
	MIUs	10/16/2013	—	—	—	—	—	—	50,000	(9)	—	—	357,500
	Performance Bonus	6/1/2013	—	175,000	—	—	—	—	—		—	—	—
Duncan Angove	MIUs	4/1/2014	—	—	—	—	—	—	—	(10)	—	—	2,224,457	(11)
	Performance Bonus	6/1/2013	—	1,600,000	—	—	—	—	—		—	—	—
Stephan Scholl	MIUs	4/1/2014	—	—	—	—	—	—	—	(10)	—	—	2,224,457	(11)
	Performance Bonus	6/1/2013	—	1,600,000	—	—	—	—	—		—	—	—
Pam Murphy	MIUs	4/1/2014	—	—	—	—	—	—	—	(5)	—	—	975,000	(6)
	MIUs	10/16/2013	—	—	—	—	—	—	50,000	(9)	—	—	357,500
	Performance Bonus	6/1/2013	—	800,000	—	—	—	—	—		—	—	—

(1)	Non-equity incentive plan awards based on Infor’s attainment of specific operating performance targets relating to revenues and EBITDA, and the Company’s equity value.
(2)	The FY14 Performance Bonus is based 10% on the Company’s total revenue metric, 30% based on license revenue metric, 30% on the EBITDA metric, and 30% on the equity value metric. Payments range from 50% to 200% based on the level of achievement of the respective targets.
(3)	Management Incentive Units (MIUs) granted under the Infor Enterprise Applications, LP Agreement of Limited Partnership. Infor Enterprise Applications, LP is the indirect, parent company of Infor, Inc. These MIUs are for class C non-voting units of Infor Enterprise Applications, LP. and may be subject to acceleration of vesting in the event of certain changes of control of Infor Enterprise Applications, LP.
(4)	Aggregate grant date fair value based on FASB ASC 718.
(5)	MIU awards for class C units originally granted May 31, 2012, that vests 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on April 1, 2014, to allow each executive to put certain related shares to the Company at a premium over fair value on June 30, 2014, and December 31, 2014 and 2015.
(6)	Incremental fair value at the modification date of April 1, 2014.
(7)	MIU award for class C units granted November 6, 2013, vesting 25% per year over four years on each anniversary of the grant date.
(8)	MIU awards for class C units originally granted May 31, 2012, which vest 25% upon grant and 25% per year over three years on each anniversary of the grant date. Modified on April 1, 2014, to allow the executive to put certain related shares to the Company at a premium over fair value on June 30, 2014, and December 31, 2015 and 2016, with no change to the number of MIU’s originally granted.
(9)	MIU award for class C units granted October 16, 2013, vesting 25% at grant and 25% per year over three years on August 1, 2014, 2015 and 2016.
(10)	MIU awards for class C units originally granted May 31, 2012, for 1,300,000 units each that vest 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Previously modified on February 12, 2013, to allow each executive to put certain of the related shares to the Company at a formulaic repurchase price on December 31, 2013, 2014 and 2015, with no change to the number of MIU’s originally granted. These awards were further modified on December 17, 2013, and April 1, 2014, primarily to amend the repurchase dates and amounts to June 30, 2014, and December 31, 2014 and 2015, and to amend the applicable repurchase prices.
(11)	Incremental fair value at the modification date of April 1, 2014, over the fair value at the initial modification date.

Outstanding Equity Awards at 2014 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2014.

	Stock Awards
					Equity Incentive Plan Awards
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Phillips	5/31/2012	292,500	(2)(6)	6,458,400	—	—
Nicole Anasenes	11/6/2013	400,000	(3)(6)	5,396,000	—	—
Jay Hopkins	10/16/2013	37,500	(4)	505,875	—	—
	5/31/2012	24,375	(5)	538,200	—	—
Duncan Angove	5/31/2012	195,000	(2)(6)	4,305,600	—	—
Stephan Scholl	5/31/2012	195,000	(2)(6)	4,305,600	—	—
Pam Murphy	10/16/2013	37,500	(4)(6)	505,875	—	—
	5/31/2012	78,000	(2)(6)	1,722,240	—	—

(1)	Represents fair market value determined as of fiscal year-end, which is May 31, 2014.
(2)	MIU awards of class C units granted May 31, 2012, 50% vested immediately, the remaining 50% vest 35% December 31, 2013, and 15% December 31, 2014.
(3)	MIU award for class C units granted November 6, 2013, vesting 25% per year over four years on each anniversary of the grant date.
(4)	MIU award for class C units granted October 16, 2013, vesting 25% at grant and 25% per year over three years on August 1, 2014, 2015 and 2016. The Company has the ability, at its election, to repurchase all or any portion of these MIUs in the event of Mr. Hopkins’ termination of employment with Infor.
(5)	MIU award of class C units granted May 31, 2012, vesting 25% at grant and 25% per year over three years on each anniversary of the grant date. The Company has the ability, at its election, to repurchase all or any portion of these MIUs in the event of Mr. Hopkins’ termination of employment with Infor.
(6)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2014. For purposes of this disclosure item, no Equity Awards vested during fiscal 2014 such that value was realized. See “Potential Payments upon Termination” below.

Pension Benefits

Our named executive officers are not covered by the Company’s defined benefit pension plans.

Nonqualified Deferred Compensation

The Company does not maintain a nonqualified deferred compensation plan for our named executive officers.

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

Employment Agreements and Payments upon Termination or Change of Control

Executive Employment Agreement with Charles Phillips

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of October 19, 2010, with Charles Phillips, pursuant to which Mr. Phillips serves as our Chief Executive Officer. The employment term is a five-year term. Unless either the Company or Mr. Phillips provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Executive Employment Agreement with Nicole Anasenes

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of November 6, 2013, with Nicole Anasenes, pursuant to which Ms. Anasenes serves as our Chief Financial Officer. The employment term continues through November 5, 2018. Unless either the Company or Ms. Anasenes provides notice of a desire not to renew at least 90-days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

Ms. Anasenes currently entitled to receive an annual base salary of $450,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Anasenes is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, the Ms. Anasenes’s achievement of performance targets.

Ms. Anasenes is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. Ms. Anasenes is also eligible to receive restricted common equity with a market value equal to $2,000,000 upon the date on which the first IPO occurring after the date of her agreement is consummated and restricted common equity with a market value equal to $2,000,000 upon the first anniversary of the consummation of such IPO. We have also agreed to indemnify Ms. Anasenes in connection with her capacity as our officer.

If Ms. Anasenes resigns or otherwise voluntarily terminates her employment other than for “good reason” (as defined in her employment agreement) during the term of the agreement or her employment is terminated by us with “cause” (as defined in her employment agreement), Ms. Anasenes shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Ms. Anasenes’s employment is terminated by us without “cause” or by Ms. Anasenes for “good reason” (in each case as defined in her employment agreement), then Ms. Anasenes shall be entitled to an amount equal to one year of her then-current base salary. In the event that such termination of employment occurs prior to a “change in control” or more than two years following a “change in control,” such severance will be payable in equal monthly installments over a twelve-month period. In the event that a termination of employment occurs within two years following a “change in control,” Ms. Anasenes’s severance payments will be payable in a lump sum on the sixtieth day following the date of termination. Additionally, provided that Ms. Anasenes is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Ms. Anasenes would become fully vested.

Ms. Anasenes is also subject to a covenant not to disclose our confidential information during her employment term and at all times thereafter, and during her employment term and for one year thereafter, Ms. Anasenes covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

Executive Employment Agreement with Jay Hopkins

Executive Employment Agreement. We have entered into an Employment Agreement, effective as of April 27, 2009, with Jay A. Hopkins, pursuant to which Mr. Hopkins currently serves as our Senior Vice President and Controller. The employment term is indefinite and ends upon the earliest to occur of: (i) the effective date of Mr. Hopkins’ resignation with or without “good reason” (as defined in his employment agreement); (ii) Mr. Hopkins’ death or “disability” (as defined in Section 22(e)(3) of the Internal Revenue Code); or (iii) the Company’s election to termination Mr. Hopkins’ employment at any time for “cause” (as defined in his employment agreement). Mr. Hopkins also served as our interim Chief Financial Officer from February 2012 through October 2013, for which he received an additional $10,000 in compensation for each month served.

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

Executive Employment Agreement with Duncan Angove

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of December 1, 2010, with Duncan Angove, pursuant to which Mr. Angove serves as our President, Products and Customer Service. The employment term is a five-year term. Unless either the Company or Mr. Angove provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Executive Employment Agreement with Stephan Scholl

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of December 1, 2010 and amended as of January 13, 2012, with Stephan Scholl, pursuant to which Mr. Scholl currently serves as our President, Global Sales and Consulting. The employment term is a five-year term. Unless either the Company or Mr. Scholl provides notice of a desire not to renew 90-days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We have entered into an Amended and Restated Employment Agreement, effective as of January 25, 2012, with Pam Murphy, pursuant to which Ms. Murphy serves as our Chief Operating Officer. The employment term continues through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90-days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

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

Payments upon Termination or Change of Control

Name	Death or Disability on 5/31/2014 and No Change in Control ($)	Involuntary Not For Cause Termination on 5/31/2014 and No Change in Control ($)	Voluntary Termination for Good Reason on 5/31/2014 and No Change in Control ($)	Change in Control on 5/31/2014 (Without Termination of Employment and Successor Assumes Stock Options, Restricted Stock and RSU’s) ($)	Change in Control on 5/31/2014 (Without Termination of Employment and Successor Cancels Stock Options, Restricted Stock and RSU’s) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on 5/31/2014 ($)
Charles Phillips
Severance and Termination Payments	—	3,740,000	3,740,000	—	—	3,740,000
Vested Equity Award Payments	—	—	—	52,513,500	52,513,500	52,513,500

Total	—	3,740,000	3,740,000	52,513,500	52,513,500	56,253,500

Nicole Anasenes
Severance and Termination Payments	—	450,000	450,000	—	—	2,008,029
Vested Equity Award Payments	—	—	—	5,308,000	5,308,000	5,308,000

Total	—	450,000	450,000	5,308,000	5,308,000	7,316,029

Jay Hopkins
Severance and Termination Payments	—	290,000	290,000	—	—	290,000
Vested Equity Award Payments	—	—	—	2,135,131	2,135,131	2,135,131

Total	—	290,000	290,000	2,135,131	2,135,131	2,425,131

Duncan Angove
Severance and Termination Payments	—	2,626,667	2,626,667	—	—	2,626,667
Vested Equity Award Payments	—	—	—	35,009,000	35,009,000	35,009,000

Total	—	2,626,667	2,626,667	35,009,000	35,009,000	37,635,667

Stephan Scholl
Severance and Termination Payments	—	2,560,000	2,560,000	—	—	2,560,000
Vested Equity Award Payments	—	—	—	35,009,000	35,009,000	35,009,000

Total	—	2,560,000	2,560,000	35,009,000	35,009,000	37,569,000

Pam Murphy
Severance and Termination Payments	—	500,000	500,000	—	—	500,000
Vested Equity Award Payments	—	—	—	14,667,100	14,667,100	14,667,100

Total	—	500,000	500,000	14,667,100	14,667,100	15,167,100

Named Executive Officer	Cash ($)	Equity ($)	Pension/Non-qualified Deferred Compensation Benefit ($)	Perquisites ($)	Tax Reimbursements ($)	Other ($)	Total ($)
Charles Phillips	3,740,000	52,513,500	—	—	—	—	56,253,500
Nicole Anasenes	450,000	5,308,000	—	—	1,558,029	—	7,316,029
Jay Hopkins	290,000	2,135,131	—	—	—	—	2,425,131
Duncan Angove	2,626,667	35,009,000	—	—	—	—	37,635,667
Stephan Scholl	2,560,000	35,009,000	—	—	—	—	37,569,000
Pam Murphy	500,000	14,667,100	—	—	—	—	15,167,100

Named Executive Officer	Severance Payment ($)	Payments In Lieu of Benefits Continuation ($)	Outplacement Assistance ($)	Pro-Rata Bonus ($)(1)	Total Cash ($)
Charles Phillips	3,740,000	—	—	—	3,740,000
Nicole Anasenes	450,000	—	—	—	450,000
Jay Hopkins	290,000	—	—	—	290,000
Duncan Angrove	2,626,667	—	—	—	2,626,667
Stephan Scholl	2,560,000	—	—	—	2,560,000
Pam Murphy	500,000	—	—	—	500,000

(1)	Bonuses included in severence payment column

Named Executive Officer	Single Trigger ($)	Double Trigger ($)
Charles Phillips	52,513,500	3,740,000
Nicole Anasenes	5,308,000	2,008,029
Jay Hopkins	2,135,131	290,000
Duncan Angrove	35,009,000	2,626,667
Stephan Scholl	35,009,000	2,560,000
Pam Murphy	14,667,100	500,000

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

Directors Compensation

Infor, Inc.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jim Schaper	—	345,000	(1)	—	—	529,211	(2)	874,211
David Dominik	—	—		—	—	—		—
Prescott Ashe	—	—		—	—	—		—
Stewart Bloom	—	—		—	—	—		—
C.J. Fitzgerald	—	—		—	—	—		—

(1)	MIU award for class C-units originally granted May 31, 2012, that vests 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on April 1, 2014, to allow the executive to put certain related shares to the Company at a premium over fair value on June 30, 2014, with no change to the number of MIU’s originally granted. Amount represents the incremental fair value at the modification date of April 1, 2014, over the fair value as estimated at the original grant date.
(2)	Mr. Schaper’s compensation includes $500,000 salary earned during fiscal 2014, $2,400 in Company matching 401(k) contributions, $18,398 estimated value of personal use of the Company’s aircraft, and $8,413 in reimbursements for personal estate and financial planning.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2014. This report is provided by the following directors, as members of the committee:

David Dominik (Chairman)	C.J. Fitzgerald
Prescott Ashe	Jim Schaper

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

The following table sets forth, as of July 21, 2014, certain information with respect to the beneficial ownership of the Common Stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name of Beneficial Holder	Number of Shares of Stock Owned	Percent of Common Stock
Golden Gate Capital (1)	783	78.3%
Summit Partners (2)	214	21.4%
David Dominik (3)	783	78.3%
Prescott Ashe (3)	783	78.3%
C.J. Fitgerald (4)	214	21.4%
Jim Schaper (5)	—	—
Charles Phillips (6)	—	—
Nicole Anasenes (7)	—	—
Jay Hopkins (8)	—	—
Duncan Angove (9)	—	—
Stephan Scholl (10)	—	—
Pam Murphy (11)	—	—
Stewart Bloom	—	—
All Directors and Officers (3)(4)	997	99.7%

(1)	Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: (i) 1,306,980.25 Class A Units of Infor Enterprise and 12,826,768.96 Class B Units of Infor Enterprise held, directly or indirectly, by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P., (ii) 25,839,419.72 Class B Units of Infor Enterprise held by Softbrands Holdings, LLC, of which investment funds affiliated with Golden Gate Capital hold 99.48% of the outstanding voting securities, and (iii) 25,034,619.74 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Golden Gate Capital hold, directly or indirectly, approximately 91.03% of the outstanding voting securities. The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(2)	Shares beneficially owned by entities affiliated with and advised by Summit Partners as follows: (i) 15,392,122.75 Class B Units of Infor Enterprise held by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P., and (ii) 2,337,586.40 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Summit Partners hold approximately 8.50% of the outstanding voting securities. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares.
(3)	Consists of the units listed in footnote (1) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(4)	Consists of the units listed in footnote (2) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(5)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Schaper does currently own 561,417 Class C Units of Infor Enterprise, which were granted to Mr. Schaper for no monetary consideration.
(6)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Phillips does currently own 1,641,884 Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration.
(7)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Anasenes does currently own 400,000 Class C Units of Infor Enterprise, which were granted to Ms. Anasenes for no monetary consideration.
(8)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Hopkins does currently own 130,169 Class C Units of Infor Enterprise, which were granted to Mr. Hopkins for no monetary consideration.

(9)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own 1,030,399 Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration.
(10)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own 1,030,339 Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration.
(11)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own 454,457 Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

For the fiscal years ended May 31, 2014 and May 31, 2013, PwC served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2014 and 2013, respectively.

Service Type	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$4,820,653	$5,161,980
Audit-Related Fees (2)	3,938	—
Tax Fees (3)	856,368	329,334
All Other Fees (4)	60,837	13,779

Total	$5,741,796	$5,505,093

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for audits of our employee benefit plan, services related to regulatory matters, due diligence and other audit related services.
(3)	Consists of fees incurred for tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for a subscription to an accounting and reporting library, consultation on defined benefit plans, VAT tax rate service and training.

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

INFOR, INC.

Dated: August 22, 2014	By:	/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this amended Annual Report on Form 10-K/A.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	August 22, 2014

/s/ NICOLE ANASENES
Nicole Anasenes	Chief Financial Officer (principal financial officer)	August 22, 2014

/s/ JAY HOPKINS
Jay Hopkins	Chief Accounting Officer
	Senior Vice President and Controller (principal accounting officer)	August 22, 2014

*
David Dominik	Director	August 22, 2014

*
Prescott Ashe	Director	August 22, 2014

*
C. James Schaper	Director	August 22, 2014

*
Stewart Bloom	Director	August 22, 2014

*
C.J. Fitzgerald	Director	August 22, 2014

* By:	/s/ NICOLE ANASENES
Nicole Anasenes Attorney-in-fact
August 22, 2014

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Infor (US), Inc.

3.2(1)	Second Amended and Restated By-Laws of Infor (US), Inc.

4.1(1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2(1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3(1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4(1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5(1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6(1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7(1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3(2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 10-Q filed on January 10, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on January 6, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on February 4, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on April 23, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.8	Employment Agreement, dated October 16, 2013, between Infor (US), Inc. and Nicole Anasenes. Filed with the Company’s Form 8–K filed on November 6, 2013 (Reg No. 333–183494) and incorporated herein by reference.

10.9(3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

Number	Description

10.10(3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.11(3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.12(3)	Employment Agreement, dated April 27, 2009, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Jay A. Hopkins.

10.13(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.14(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.16(3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.17(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.18(3)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.19(4)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

12.1(4)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1 (4)	Subsidiaries of Infor, Inc.

24.1(4)	Powers of Attorney (included on signature page)

31.1(5)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(5)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Nicole Anasenes

32.1(4)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(4)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Nicole Anasenes

101.INS (4)	XBRL Instance Document.

101.SCH (4)	XBRL Taxonomy Extension Schema.

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF (4)	XBRL Taxonomy Definition Linkbase.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(3)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(4)	Previously furnished or filed with the Company’s Form 10-K for Fiscal 2014 filed on July 28, 2014.
(5)	Filed herewith.