Form 10-Q
period 2014-07-31
Infor, Inc.
filed 2014-09-12
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

The number of shares of our common stock outstanding on September 8, 2014, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2014, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, filed with the SEC on July 28, 2014, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS		July 31, 2014		May 31, 2014
Current assets:
Cash and cash equivalents	$	575.8	$	575.3
Accounts receivable, net		308.2		404.2
Prepaid expenses		106.7		108.1
Income tax receivable		27.1		33.7
Other current assets		35.2		33.5
Deferred tax assets		28.2		27.5

Total current assets		1,081.2		1,182.3

Property and equipment, net		83.3		82.8
Intangible assets, net		909.7		950.7
Goodwill		4,293.9		4,317.2
Deferred tax assets		68.2		88.6
Other assets		32.9		31.5
Deferred financing fees, net		121.6		125.0

Total assets	$	6,590.8	$	6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$	48.2	$	53.8
Income taxes payable		19.6		19.8
Accrued expenses		355.5		406.3
Deferred tax liabilities		1.3		1.3
Deferred revenue		913.6		975.3
Current portion of long-term obligations		54.3		31.7

Total current liabilities		1,392.5		1,488.2

Long-term debt		5,294.9		5,339.6
Deferred tax liabilities		179.3		192.5
Other long-term liabilities		194.6		217.8

Total liabilities		7,061.3		7,238.1

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2014 and May 31, 2014		-		-
Additional paid-in capital		1,280.3		1,276.3
Receivable from stockholders		(35.3)		(35.3)
Accumulated other comprehensive income		15.4		48.7
Accumulated deficit		(1,730.9)		(1,749.7)

Total stockholders’ deficit		(470.5)		(460.0)

Total liabilities and stockholders’ deficit	$	6,590.8	$	6,778.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

		Three Months Ended
		July 31,
		2014		2013
Revenues:				(recast)
Software license fees and subscriptions	$	192.0	$	157.2
Product updates and support fees		373.7		366.4

Software revenues		565.7		523.6
Consulting services and other fees		187.5		187.7

Total revenues		753.2		711.3

Operating expenses:
Cost of software license fees and subscriptions(1)		33.6		28.2
Cost of product updates and support fees (1)		66.8		63.3
Cost of consulting services and other fees (1)		146.5		149.1
Sales and marketing		127.7		118.8
Research and development		102.0		95.4
General and administrative		60.4		49.9
Amortization of intangible assets and depreciation		65.1		64.2
Restructuring costs		7.5		4.1
Acquisition-related and other costs		0.7		9.8

Total operating expenses		610.3		582.8

Income from operations		142.9		128.5

Other expense, net:
Interest expense, net		88.7		100.2
Loss on extinguishment of debt		-		0.7
Other (income) expense, net		(32.1)		12.6

Total other expense, net		56.6		113.5

Income before income tax		86.3		15.0
Income tax provision		12.8		3.4

Net income	$	73.5	$	11.6

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

		Three Months Ended
		July 31,
		2014		2013
				(recast)
Net income	$	73.5	$	11.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax		(57.3)		(23.1)
Defined benefit plan funding status, net of tax		0.9		1.9
Unrealized gain (loss) on derivative instruments, net of tax		(0.5)		-

Total other comprehensive income (loss)		(56.9)		(21.2)

Comprehensive income (loss)	$	16.6	$	(9.6)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

		Three Months Ended
		July 31,
		2014		2013
Cash flows from operating activities:				(recast)
Net income	$	73.5	$	11.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		65.1		64.2
Provision for doubtful accounts, billing adjustments and sales allowances		5.9		4.5
Deferred income taxes		(37.5)		(12.8)
Non-cash (gain) loss on foreign currency		(32.0)		12.5
Non-cash interest		6.6		7.0
Non-cash loss on extinguishment of debt		-		0.7
Equity-based compensation expense		7.2		4.8
Other		0.3		0.6
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets		(1.1)		(5.3)
Accounts receivable, net		(2.8)		11.8
Income tax receivable/payable		29.7		15.5
Deferred revenue		33.7		58.2
Accounts payable, accrued expenses and other liabilities		7.5		(11.4)

Net cash provided by operating activities		156.1		161.9

Cash flows from investing activities:
Acquisitions, net of cash acquired		-		(23.8)
Change in restricted cash		0.6		(1.6)
Purchases of property, equipment and software		(10.5)		(7.5)

Net cash used in investing activities		(9.9)		(32.9)

Cash flows from financing activities:
Loans to stockholders		(0.2)		-
Payments on capital lease obligations		(0.7)		(0.5)
Proceeds from issuance of debt		-		937.7
Payments on long-term debt		(8.8)		(918.5)
Deferred financing fees		-		(11.9)

Net cash (used in) provided by financing activities		(9.7)		6.8

Effect of exchange rate changes on cash and cash equivalents		(7.8)		(3.0)

Net increase in cash and cash equivalents		128.7		132.8
Cash and cash equivalents at the beginning of the period		447.1		337.9

Cash and cash equivalents at the end of the period	$	575.8	$	470.7

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in acquisitions, net of cash acquired	$	-	$	38.6
Liabilities assumed in acquisitions	$	-	$	14.8

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2014, and other amounts presented herein as of May 31, 2014, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended May 31, 2014, included in our Annual Report on Form 10-K, filed with the SEC on July 28, 2014.

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end. As a result of the change in our fiscal year end, the comparable prior year results of operations have been recast to conform to the new fiscal calendar. See, Fiscal Year, below for further information.

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

Fiscal Year

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. As a result of this change, for fiscal year 2015 we will report an eleven month transition period from June 1, 2014 to April 30, 2015.

Beginning with the first quarter of our fiscal year 2015, we have reported our quarterly results in this Quarterly Report on Form 10-Q based on our new fiscal calendar. Accordingly, we have reported the first quarter of fiscal year 2015 as the three month period ended July 31, 2014, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. Our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and the accompanying Notes to our financial statements are presented based on our new fiscal calendar (as of and for the three months ended July 31, 2014) and our most recent audited financial statements for fiscal 2014 ended May 31, 2014. In addition, all applicable prior period results of operations have been recast based on our new fiscal calendar to facilitate comparability of the current and prior periods.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended May 31, 2014, which are included in the Annual Report on Form 10-K that we filed with the SEC on July 28, 2014. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Revenue Recognition

We generate revenues primarily by licensing software and Software-as-a-Service (SaaS) subscriptions, providing support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes.

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $26.1 million and $14.7 million in the first quarter of fiscal 2015 and 2014, respectively.

Our product updates and support services entitle our customers to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically twelve months. The product updates and support fees are recorded as product updates and support fees revenue in our Condensed Consolidated Statements of Operations and recognized ratably over the term of the agreement.

We also provide software-related services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are generally provided under time and materials contracts and revenues are recognized as the services are provided and are recorded as consulting services and other fees revenue in our Condensed Consolidated Statements of Operations. Consulting services and other fees also include education and hosting services.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2014	$	18.2
Provision		1.2
Write-offs and recoveries		(1.8)
Currency translation effect		(0.1)

Balance, July 31, 2014	$	17.5

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2014	$	7.9
Provision		1.9
Write-offs		(0.9)
Currency translation effect		(0.1)

Balance, July 31, 2014	$	8.8

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $32.0 million and net foreign exchange losses of $12.5 million for the three months ended July 31, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Adoption of New Accounting Pronouncements

On June 1, 2014, we adopted the FASB guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. The adoption of this guidance resulted in an $18.1 million reduction of our long term deferred tax assets with a corresponding reduction in our other long term liabilities. The adoption of this guidance did not have a material impact on our results of operations or cash flows.

On June 1, 2014, we adopted the FASB amended guidance on foreign currency matters relating to the releasing of cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. According to this guidance, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or if a controlling financial interest is no longer held. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

3. Acquisitions

Fiscal 2015

We did not complete any acquisitions in the first quarter of fiscal 2015. See Note 19, Subsequent Event.

Fiscal 2014

In the three months ended July 31, 2013, we made one acquisition for a purchase price of $34.6 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution. We have included the results of the acquired company in our Condensed Consolidated Financial Statements from the applicable acquisition date. This acquisition was not significant and their results were not material to our results for the three months ended July 31, 2014, or the comparable period ended July 31, 2013.

In addition, on January 7, 2014, we acquired PeopleAnswers for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complemented and further expanded our Infor Human Capital Management (HCM) suite offerings in the high-growth HCM market. The results of PeopleAnswers have been included in our Condensed Consolidated Financial Statements from the acquisition date.

The purchase consideration related to certain of our acquisitions include additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. The fair value of these contingent consideration agreements was estimated to be $12.4 million as of May 31, 2014. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. We have estimated the fair value of the contingent consideration agreements to be $12.4 million as of July 31, 2014. The potential undiscounted amount of future payments that we may be required to make related to the remaining contingent consideration agreements is between $0.0 and approximately $24.7 million. Subsequent to the end of first quarter of fiscal 2015, on August 25, 2014, we paid $8.5 million under the provisions of certain of the contingent consideration agreements.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)		License		Maintenance		Consulting		Total
Balance, May 31, 2014	$	979.1	$	3,056.5	$	281.6	$	4,317.2
Currency translation effect		(4.1)		(17.6)		(1.6)		(23.3)

Balance, July 31, 2014	$	975.0	$	3,038.9	$	280.0	$	4,293.9

We acquired no goodwill since our last fiscal year end.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2014. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2013. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2014. We have no accumulated impairment charges related to our goodwill.

5. Fair Value

Fair Value Hierarchy

The FASB has established guidance on financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and guidance for nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis. This guidance defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy which requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to measure fair value.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2014, and May 31, 2014:

		July 31, 2014
		Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1		Level 2		Level 3		Fair Value
Assets

Cash equivalents	$	171.3	$	-	$	-	$	171.3

Total	$	171.3	$	-	$	-	$	171.3

Liabilities

Contingent consideration	$	-	$	-	$	12.4	$	12.4
Derivative instruments		-		13.7		-		13.7

Total	$	-	$	13.7	$	12.4	$	26.1

		May 31, 2014
		Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1		Level 2		Level 3		Fair Value
Assets

Cash equivalents	$	209.5	$	-	$	-	$	209.5

Total	$	209.5	$	-	$	-	$	209.5

Liabilities

Contingent consideration	$	-	$	-	$	12.4	$	12.4
Derivative instruments		-		16.1		-		16.1

Total	$	-	$	16.1	$	12.4	$	28.5

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2015 or fiscal 2014. The following table reconciles the change in our Level 3 liabilities for the first quarter of fiscal 2015:

		Fair Value
		Measurements Using
		Significant
		Unobservable Inputs
(in millions)		Level 3
Balance, May 31, 2014	$	12.4
Settlements		-
Total gain recorded in earnings		-

Balance, July 31, 2014	$	12.4

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of July 31, 2014, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2014, our material financial assets and liabilities not carried at fair value include accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of July 31, 2014, and May 31, 2014, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes on each reporting date, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At July 31, 2014, and May 31, 2014, the total carrying value of our long-term debt was approximately $5.3 billion and $5.4 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.6 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)		July 31, 2014		May 31, 2014
Accounts receivable	$	272.4	$	369.4
Unbilled accounts receivable		53.3		53.0
Less: allowance for doubtful accounts		(17.5)		(18.2)

Accounts receivable, net	$	308.2	$	404.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

		July 31, 2014						May 31, 2014
(in millions)		Gross Carrying Amounts		Accumulated Amortization		Net		Gross Carrying Amounts		Accumulated Amortization		Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$	1,831.6	$	1,137.2	$	694.4	$	1,840.2	$	1,118.2	$	722.0	2 - 15
Acquired and developed technology		1,077.9		867.0		210.9		1,082.4		859.0		223.4	2 - 11
Tradenames		137.2		132.8		4.4		137.6		132.3		5.3	1 - 20

Total	$	3,046.7	$	2,137.0	$	909.7	$	3,060.2	$	2,109.5	$	950.7

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

		Three Months Ended
		July 31,
(in millions)		2014		2013
				(recast)
Customer contracts and relationships	$	37.2	$	38.4
Acquired and developed technology		18.4		17.3
Tradenames		1.7		2.3

Total	$	57.3	$	58.0

The estimated future annual amortization expense related to these intangible assets as of July 31, 2014, was as follows:

(in millions)
Fiscal 2015 (remaining 9 months)	$	160.7
Fiscal 2016		192.7
Fiscal 2017		142.6
Fiscal 2018		94.8
Fiscal 2019		79.7
Fiscal 2020		72.1
Thereafter		167.1

Total	$	909.7

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

		July 31,		May 31,
(in millions)		2014		2014
Compensation and employee benefits	$	151.5	$	170.2
Taxes other than income		16.5		26.0
Royalties and partner commissions		37.8		47.0
Litigation		2.3		2.4
Professional fees		9.4		8.1
Subcontractor expense		6.2		8.0
Interest		57.8		69.1
Restructuring		13.2		16.1
Retirement obligations		1.3		1.7
Deferred rent		17.5		16.9
Other		42.0		40.8

Accrued expenses	$	355.5	$	406.3

Included in other accrued expenses as of July 31, 2014, above is approximately $9.4 million pertaining to a product solution delivered prior to Infor’s acquisition of Lawson in September 2011. We settled a dispute with a legacy Lawson customer and recorded this pre-acquisition contingency expense in general and administrative expense in our Condensed Consolidated Statement of Operations in the first quarter of fiscal 2015.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee securities awards, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by a parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital.

The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

		Three Months Ended
		July 31,
(in millions)		2014		2013
				(recast)
Product updates and support fees	$	0.4	$	-
Sales and marketing		1.8		2.2
Research and development		1.5		2.0
General and administrative		3.5		0.6

Total	$	7.2	$	4.8

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

Fiscal 2015 Restructuring Charges

We have incurred restructuring costs totaling $3.0 million during the first quarter of fiscal 2015 relating to employee severance costs primarily for personnel in our professional services organization primarily in our EMEA region as well as personnel in our sales organization primarily in our Americas region. We made cash payments of approximately $0.9 million during the first quarter of fiscal 2015 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2015.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $1.3 million relating to applicable employees’ severance costs. We made cash payments of approximately $2.9 million during the similar period of fiscal 2015 related to these actions. We completed the majority of these restructuring activities in fiscal 2014.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2014, we had completed a series of acquisitions as well as certain restructuring activities. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $0.1 million related to these severance actions and exited facilities. We made net cash payments of $0.6 million related to these previous actions during the similar period of fiscal 2015. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the two-month period ended July 31, 2014. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

						Adjustment to Costs										Total
(in millions)		Balance May 31, 2014		Initial Costs		Expense		Foreign Currency Effect		Cash Payments		Balance July 31, 2014		Total Costs Recognized to Date		Expected Program Costs
Fiscal 2015 restructuring
Severance	$	-	$	3.0	$	-	$	-	$	(0.9)	$	2.1	$	3.0	$	3.0

Total fiscal 2015 restructuring		-		3.0		-		-		(0.9)		2.1		3.0		3.0

Fiscal 2014 restructuring
Severance		12.6		-		(1.3)		(0.1)		(2.8)		8.4		20.6		20.6
Facilities and other		0.5		-		-		-		(0.1)		0.4		0.8		0.8

Total fiscal 2014 restructuring		13.1		-		(1.3)		(0.1)		(2.9)		8.8		21.4		21.4

Previous restructuring
Severance		1.7		-		(0.1)		-		(0.5)		1.1		26.6		26.6
Facilities and other		0.4		-		-		-		-		0.4		1.4		1.4

Total previous restructuring		2.1		-		(0.1)		-		(0.5)		1.5		28.0		28.0

Previous acquisition-related
Severance		0.7		-		-		-		(0.1)		0.6		48.6		48.6
Facilities and other		2.3		-		-		-		-		2.3		19.2		19.2

Total previous acquisition-related		3.0		-		-		-		(0.1)		2.9		67.8		67.8

Total restructuring	$	18.2	$	3.0	$	(1.4)	$	(0.1)	$	(4.4)	$	15.3	$	120.2	$	120.2

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

		Three Months Ended
		July 31,
(in millions)		2014		2013
				(recast)
License	$	2.7	$	1.2
Maintenance		0.5		0.2
Consulting		4.8		1.6
General and administrative and other functions		(0.5)		1.1

Total restructuring costs	$	7.5	$	4.1

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

		July 31, 2014			May 31, 2014
(in millions)		Amount	Effective Rate		Amount	Effective Rate

First lien Term B-3 due June 3, 2020	$	476.2	3.750%	$	477.4	3.750%
First lien Term B-5 due June 3, 2020		2,537.3	3.750%		2,543.6	3.750%
First lien Euro Term B due June 3, 2020		462.4	4.000%		472.0	4.000%
9.375% senior notes due April 1, 2019		1,015.0	9.375%		1,015.0	9.375%
10.0% senior notes due April 1, 2019		334.7	10.000%		340.7	10.000%
11.5% senior notes due July 15, 2018		560.0	11.500%		560.0	11.500%
Debt discounts		(36.4)			(37.4)

Total long-term debt		5,349.2			5,371.3
Less: current portion		(54.3)			(31.7)

Total long-term debt - non-current	$	5,294.9		$	5,339.6

The weighted average interest rate at July 31, 2014, and May 31, 2014, was 6.00% and 6.00%, respectively.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of July 31, 2014:

(in millions)

Fiscal 2015 (remaining 9 months)	$	54.1
Fiscal 2016		4.1
Fiscal 2017		34.5
Fiscal 2018		35.0
Fiscal 2019		1,944.7
Fiscal 2020		35.0
Thereafter		3,278.2

Total	$	5,385.6

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to consolidated financial statements for the fiscal year ended May 31, 2014, included in our Annual Report on Form 10-K, filed with the SEC on July 28, 2014, for a description of each amendment.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Under the Credit Agreement we are subject to a financial maintenance covenant which is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $9.9 million of letters of credit have reduced the amount available under the Revolver to $140.1 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of July 31, 2014.

On January 2, 2014, we entered into a $2,550.0 million term loan (the Tranche B-5 Term Loan). Interest on the Tranche B-5 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-5 Term Loan matures on June 3, 2020.

On June 3, 2013, we entered into a $483.0 million term loan (the Tranche B-3 Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020.

On June 3, 2013, we also entered into a €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020.

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

Deferred Financing Fees

As of July 31, 2014, deferred financing fees, net of amortization, of $121.6 million were reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended July 31, 2014 and 2013, we amortized $5.1 million and $6.3 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In conjunction with the amendments to our Credit Agreement, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendments’ refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In fiscal 2014 we capitalized $12.1 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendments’ refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in fiscal 2014, $5.2 million of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations, including $0.7 million in the three months ended July 31, 2013. In addition, in fiscal 2014 we expensed $20.9 million in third-party costs incurred related to the modifications, which were included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations, including $10.6 million in the three months ended July 31, 2013. No comparable amounts were capitalized or expensed in the first three months of fiscal 2015 as we did not undertake any refinancing activities in the quarter.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are described below.

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum that is payable semi-annually in arrears, on May 1 and November 1 each year, beginning on November 1, 2014.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of July 31, 2014, and May 31, 2014, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo.

The HoldCo Notes are HoldCo’s general unsecured senior obligations and are guaranteed only by HoldCo’s direct subsidiary, Infor Lux Bond Company (Lux Bond Co), and are not guaranteed by any of HoldCo’s other subsidiaries including Infor. The HoldCo Notes rank equally in right of payment with any future unsecured indebtedness of HoldCo, will be effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under its senior secured credit facilities and Infor’s existing notes.

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

The Lux PIK Term Loan bore interest at a fixed rate of 13.375% per year and accrued quarterly. Accrued but unpaid interest was added to the principal balance. At the election of Lux Bond Co, interest for a quarter may have been paid in cash and the fixed rate reduced by 50 basis points per annum for that quarter. In the second and third quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments. See Note 17, Related Party Transactions – Due to/from Affiliate. On April 8, 2014, the outstanding balance of the Lux PIK Term Loan, including accrued interest, was repaid with the proceeds of the HoldCo Notes discussed above and no amounts were outstanding as of July 31, 2014, or May 31, 2014.

Under applicable guidance from the SEC (SAB Topic 5-J), a parent’s debt, related interest expense and allocable deferred financing fees are to be included in a subsidiary’s financial statements under certain circumstances. We have considered these circumstances and determined that Infor does not meet any of the applicable criteria related to the HoldCo Notes or the Lux PIK Term Loan. Accordingly, we have not reflected the HoldCo Notes or the Lux PIK Term Loan in our condensed consolidated financial statements for any of the periods presented.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

		Three Months Ended
		July 31,
(in millions, except percentages)		2014		2013
				(recast)
Income tax provision	$	12.8	$	3.4
Effective income tax rate		14.8%		22.7%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily driven by an increase in foreign earnings subject to lower tax rates, an increase in the amount of unrecognized tax benefits, an increase in foreign earnings subject to U.S. taxes, and a reduction in the amount of foreign entity restructuring tax expense.

During the upcoming twelve months ending July 31, 2015, we expect a net reduction of approximately $24.1 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

Our net deferred tax assets were $96.4 million and $116.1 million as of July 31, 2014 and May 31, 2014. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income
Balance, May 31, 2014	$66.0	$(7.4)	$(9.9)	$48.7
Other comprehensive income (loss)	(34.9)	0.1	1.5	(33.3)

Balance, July 31, 2014	$31.1	$(7.3)	$(8.4)	$15.4

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $2.5 million and $2.5 million as of July 31, 2014 and May 31, 2014, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $5.3 million and $6.2 million as of July 31, 2014 and May 31, 2014, respectively.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in any of the periods presented.

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
July 31, 2014
Foreign currency translation adjustment	$(57.3)	$-	$(57.3)
Change in funded status of defined benefit plans	1.0	(0.1)	0.9
Derivative instruments unrealized gain (loss)	(0.8)	0.3	(0.5)

Other comprehensive income (loss)	$(57.1)	$0.2	$(56.9)

July 31, 2013 (recast)
Foreign currency translation adjustment	$(23.1)	$-	$(23.1)
Change in funded status of defined benefit plans	2.4	(0.5)	1.9

Other comprehensive income (loss)	$(20.7)	$(0.5)	$(21.2)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.9 million and $13.3 million for the three-month periods ended July 31, 2014 and July 31, 2013, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of July 31, 2014, and May 31, 2014, we have accrued $2.3 million and $2.4 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued Infor (US), Inc. (then known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary Supply Chain Management products we offer that specifically included the Requisition Self Service (RSS) module, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement product. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting in the United States our S3 Procurement System, when used in certain software configurations that included RSS.

Lawson appealed the adverse judgment to the United States Court of Appeals for the Federal Circuit; ePlus filed a cross-appeal as to damages. On November 21, 2012, the Federal Circuit ruled, affirming the jury’s verdict of liability on one method claim (applicable to two of Lawson’s accused configurations) and reversing all other liability findings. The Federal Circuit also affirmed the trial court’s rulings against ePlus on damages. The Federal Circuit directed the District Court on remand to consider what changes are required to the injunction in light of the liability rulings in Lawson’s favor.

In September 2011, before the Federal Circuit’s decision, ePlus had initiated contempt proceedings alleging that Lawson was not compliant with the injunction for, inter alia, releasing RQC which ePlus claims is not more than colorably different from certain of the products found to infringe and also infringes its patents. The District Court conducted an evidentiary hearing in the contempt proceeding in April 2013. On June 11, 2013, the District Court modified the injunction by deleting from its scope a certain software configuration, but ordered that the injunction shall remain in effect in all other respects. The District Court issued a separate order denying Lawson’s motion to dissolve or modify the injunction. Lawson appealed the District Court’s denial of the motion to modify, and order of modification, to the Federal Circuit.

On August 16, 2013, the District Court issued an Opinion and Order finding Lawson in contempt of its May 23, 2011 injunction, awarding damages to ePlus in the amount of $18,167,950 (plus post-judgment interest at an annual rate of 0.12%), denying ePlus’ request for enhanced damages and attorney’s fees, and imposing a coercive remedy in the daily amount of $62,362 payable to the Court, unless and until Lawson establishes that it is in compliance with the Court’s injunction order by September 20, 2013. Lawson appealed the District Court’s rulings on contempt to the Federal Circuit.

As previously noted, on direct appeal, the Federal Circuit held two of the five infringed claims to be invalid. Subsequently, on April 3, 2014, the Patent and Trademark office (PTO) cancelled the remaining three claims, including the single claim that is the basis for the modified injunction. The Board of Patent Appeals and Interferences (BPAI) had invalidated those patent claims, and ePlus appealed that administrative determination to the Federal Circuit. On November 8, 2013 the Federal Circuit issued a judgment affirming the BPAI. The Federal Circuit issued its mandate to the PTO on February 5, 2014 and the PTO subsequently cancelled the patent claims.

On July 25, 2014, the Federal Circuit ruled in Lawson’s favor on the appeals from the injunction and contempt orders. The Federal Circuit vacated the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanded the case back to the District Court “with instructions to dismiss.”

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. If denied, ePlus could thereafter seek a writ of certiorari from the United States Supreme Court. The case is therefore not yet finally terminated. Lawson, however, reasonably expects that the ultimate outcome of the case will be as the Federal Circuit ruled on July 25, 2014. Even if ePlus obtained a rehearing, and even if it were to prevail, neither of which Lawson anticipates, the appeal would need to be remanded to the Panel for further consideration because Lawson advanced additional, independent grounds to reverse the district court’s injunction and contempt rulings that the Panel did not reach in in its July ruling.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of July 31, 2014, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2014, and May 31, 2014.

15. Derivative Financial Instruments

We have entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation and we anticipate that these hedges will be highly effective at their inception and on an on-going basis. These interest rate swaps have a forward effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
	Notional	Derivative	Classification	July 31,	May 31,
(in millions, except percentages)	Amount	Base	Asset (Liability)	2014	2014
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(1.3)	$-
			Other long-term liabilities	(4.8)	(7.3)
Interest rate swap	212.6	2.4740%	Accrued expenses	(0.6)	-
			Other long-term liabilities	(2.5)	(3.6)
Interest rate swap	212.6	2.4750%	Accrued expenses	(0.6)	-
			Other long-term liabilities	(2.5)	(3.6)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.3)	-
			Other long-term liabilities	(1.1)	(1.6)

Total	$945.0		Total, net asset (liability)	$(13.7)	$(16.1)

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended
	Statement of	July 31,
(in millions)	Operations Location	2014	2013
Accounting cash flow hedges:			(recast)
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.8)	$-

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$-	$-

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of July 31, 2014, none of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately four years.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License		Maintenance		Consulting		Total
July 31, 2014
Revenues	$192.6	$	373.8	$	187.7	$	754.1
Cost of revenues	32.2		66.4		146.5		245.1
Direct sales costs	107.1		-		-		107.1

Sales margin	$53.3	$	307.4	$	41.2	$	401.9

Sales margin %	27.7%		82.2%		21.9%		53.3%

July 31, 2013 (recast)
Revenues	$159.6	$	366.8	$	188.4	$	714.8
Cost of revenues	26.0		63.3		149.5		238.8
Direct sales costs	99.0		-		-		99.0

Sales margin	$34.6	$	303.5	$	38.9	$	377.0

Sales margin %	21.7%		82.7%		20.6%		52.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2014	2013
		(recast)
Reportable segment revenues	$754.1	$714.8
Purchase accounting revenue adjustments (1)	(0.9)	(3.5)

Total revenues	$753.2	$711.3

Reportable segment sales margin	$401.9	$377.0

Other unallocated costs and operating expenses (2)	186.4	180.2
Amortization of intangible assets and depreciation	65.1	64.2
Restructuring costs	7.5	4.1

Income from operations	142.9	128.5
Total other expense, net	56.6	113.5

Income before income tax	$86.3	$15.0

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2014
Software license fees and subscriptions	$116.6	$55.7	$19.7	$192.0
Product updates and support fees	228.0	115.5	30.2	373.7

Software revenues	344.6	171.2	49.9	565.7
Consulting services and other fees	88.4	82.1	17.0	187.5

Total revenues	$433.0	$253.3	$66.9	$753.2

July 31, 2013 (recast)
Software license fees and subscriptions	$96.5	$45.8	$14.9	$157.2
Product updates and support fees	226.3	110.0	30.1	366.4

Software revenues	322.8	155.8	45.0	523.6
Consulting services and other fees	86.0	81.9	19.8	187.7

Total revenues	$408.8	$237.7	$64.8	$711.3

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total

July 31, 2014	$49.5	$26.5	$7.3	$83.3
May 31, 2014	$50.6	$26.5	$5.7	$82.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2014	2013
		(recast)

United States	$384.5	$357.0

All other countries	368.7	354.3

Total revenues	$753.2	$711.3

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	July 31,	May 31,
(in millions)	2014	2014

United States	$47.8	$49.4

Germany	8.3	8.6

All other countries	27.2	24.8

Total long-lived tangible assets	$83.3	$82.8

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

Golden Gate Capital

During the three months ended July 31, 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.5 million and $1.2 million, respectively, for Golden Gate Capital management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services. At July 31, 2014, $1.1 million of these fees remained unpaid.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.3 million and $0.9 million in the first three months of fiscal 2015 and 2014, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made an insignificant amount of payments to companies owned by Golden Gate Capital in the first three months of fiscal 2015 and 2014, respectively.

Summit Partners

During the three months ended July 31, 2014 and 2013, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $0.5 million and $0.5 million, respectively, for Summit Partners management fees and expenses rendered in connection with acquisitions, debt refinancing and other advisory services, all of which were paid at July 31, 2014. We had no sales to companies owned by Summit Partners in the first three months of fiscal 2015 or the corresponding prior period. We have made an insignificant amount of payments to companies owned by Summit Partners in the first three months of fiscal 2015 and in the corresponding prior period.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Lux Bond Co, of $35.3 million and $35.3 million as of July 31, 2014, and May 31, 2014, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2015, we did not fund any quarterly interest payments related to the HoldCo Notes as the first interest payment is not due until November 2014. In the first three months of fiscal 2014, Lux Bond Co did not elect to pay first quarter interest related to the then outstanding Lux PIK Term Loan in cash and we did not fund the quarterly interest. In future periods we may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo or potentially though intercompany loans to HoldCo. In the first three months of fiscal 2015, we paid certain expenses of our affiliates related to the HoldCo Notes of approximately $0.2 million which is reflected in the balance of receivable from stockholders above.

In addition, Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. Payments of amounts recorded under the terms of the Tax Allocation Agreement are generally recorded as a decrease in our affiliate receivable. In the three months ended July 31, 2014 and 2013, we recorded payments of $5.0 million and $1.4 million, respectively, related to the Tax Allocation Agreement as reductions to our affiliate receivable. In addition, we had $3.4 million and $3.2 million payable under the Tax Allocation Agreement as of July 31, 2014, and May 31, 2014, respectively, which is included in accounts payable on our Condensed Consolidated Balance Sheets.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2014, and May 31, 2014, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarter ended July 31, 2014 and 2013, and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2014 and 2013.

Condensed Consolidating Balance Sheets

	July 31, 2014

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$180.0	$-	$395.8	$-	$575.8

Accounts receivable, net	-	118.3	6.9	183.0	-	308.2

Prepaid expenses	-	51.1	15.8	39.8	-	106.7

Income tax receivable	-	11.4	0.2	15.5	-	27.1

Other current assets	-	22.6	0.3	12.3	-	35.2

Affiliate receivable	-	476.6	481.6	22.9	(981.1)	-

Deferred tax assets	-	11.0	4.2	13.1	(0.1)	28.2

Total current assets	-	871.0	509.0	682.4	(981.2)	1,081.2

Property and equipment, net	-	32.9	14.9	35.5	-	83.3

Intangible assets, net	-	603.9	8.7	297.1	-	909.7

Goodwill	-	2,378.8	62.5	1,852.6	-	4,293.9

Deferred tax assets	0.2	-	5.9	68.6	(6.5)	68.2

Other assets	-	5.8	6.3	20.8	-	32.9

Deferred financing fees, net	-	121.6	-	-	-	121.6

Affiliate receivable	-	873.4	1.3	150.9	(1,025.6)	-

Investment in subsidiaries	-	1,666.6	-	-	(1,666.6)	-

Total assets	$0.2	$6,554.0	$608.6	$3,107.9	$(3,679.9)	$6,590.8

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$-	$27.7	$0.1	$20.4	$-	$48.2

Income taxes payable	-	-	-	19.6	-	19.6

Accrued expenses	-	158.4	29.0	168.1	-	355.5

Deferred tax liabilities	0.1	-	-	1.3	(0.1)	1.3

Deferred revenue	-	542.8	21.7	349.1	-	913.6

Affiliate payable	29.4	503.1	396.0	52.6	(981.1)	-

Current portion of long-term obligations	-	54.3	-	-	-	54.3

Total current liabilities	29.5	1,286.3	446.8	611.1	(981.2)	1,392.5

Long-term debt	-	5,294.9	-	-	-	5,294.9

Deferred tax liabilities	-	149.0	-	36.8	(6.5)	179.3

Affiliate payable	58.6	151.8	0.3	814.9	(1,025.6)	-

Other long-term liabilities	-	54.6	8.2	131.8	-	194.6

Losses in excess of investment in subsidiaries	382.6	-	-	-	(382.6)	-

Total liabilities	470.7	6,936.6	455.3	1,594.6	(2,395.9)	7,061.3

Total stockholders’ equity (deficit)	(470.5)	(382.6)	153.3	1,513.3	(1,284.0)	(470.5)

Total liabilities and stockholders’ deficit	$0.2	$6,554.0	$608.6	$3,107.9	$(3,679.9)	$6,590.8

	May 31, 2014

	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total

(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$-	$227.4	$-	$347.9	$-	$575.3

Accounts receivable, net	-	165.3	10.9	228.0	-	404.2

Prepaid expenses	-	50.5	14.9	42.7	-	108.1

Income tax receivable	-	17.8	0.2	15.7	-	33.7

Other current assets	-	18.5	0.2	14.8	-	33.5

Affiliate receivable	-	431.0	439.2	35.7	(905.9)	-

Deferred tax assets	-	9.9	4.2	13.5	(0.1)	27.5

Total current assets	-	920.4	469.6	698.3	(906.0)	1,182.3

Property and equipment, net	-	34.0	15.4	33.4	-	82.8

Intangible assets, net	-	627.1	9.3	314.3	-	950.7

Goodwill	-	2,378.8	62.5	1,875.9	-	4,317.2

Deferred tax assets	0.4	-	6.2	88.4	(6.4)	88.6

Other assets	-	5.9	4.4	21.2	-	31.5

Deferred financing fees, net	-	125.0	-	-	-	125.0

Affiliate receivable	-	873.7	1.3	150.2	(1,025.2)	-

Investment in subsidiaries	-	1,669.0	-	-	(1,669.0)	-

Total assets	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$-	$26.4	$0.1	$27.3	$-	$53.8

Income taxes payable	-	-	-	19.8	-	19.8

Accrued expenses	-	185.1	33.8	187.4	-	406.3

Deferred tax liabilities	0.1	-	-	1.3	(0.1)	1.3

Deferred revenue	-	579.4	17.9	378.0	-	975.3

Affiliate payable	29.5	469.9	361.0	45.5	(905.9)	-

Current portion of long-term obligations	-	31.7	-	-	-	31.7

Total current liabilities	29.6	1,292.5	412.8	659.3	(906.0)	1,488.2

Long-term debt	-	5,339.6	-	-	-	5,339.6

Deferred tax liabilities	-	160.4	(0.1)	38.6	(6.4)	192.5

Affiliate payable	58.6	151.1	0.4	815.1	(1,025.2)	-

Other long-term liabilities	-	62.5	5.5	149.8	-	217.8

Losses in excess of investment in subsidiaries	372.2	-	-	-	(372.2)	-

Total liabilities	460.4	7,006.1	418.6	1,662.8	(2,309.8)	7,238.1

Total stockholders’ equity (deficit)	(460.0)	(372.2)	150.1	1,518.9	(1,296.8)	(460.0)

Total liabilities and stockholders’ deficit	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

Condensed Consolidating Statements of Operations

	Three Months Ended July 31, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$-	$105.7	$6.2	$80.1	$-	$192.0
Product updates and support fees	-	205.5	7.6	160.6	-	373.7

Software revenues	-	311.2	13.8	240.7	-	565.7
Consulting services and other fees	-	72.7	3.4	111.4	-	187.5

Total revenues	-	383.9	17.2	352.1	-	753.2

Operating expenses:
Cost of software license fees and subscriptions	-	20.5	1.9	11.0	0.2	33.6
Cost of product updates and support fees	-	31.3	0.7	33.6	1.2	66.8
Cost of consulting services and other fees	-	53.6	4.7	86.3	1.9	146.5
Sales and marketing	-	59.5	7.4	59.4	1.4	127.7
Research and development	-	52.7	2.3	44.2	2.8	102.0
General and administrative	-	12.1	32.5	23.3	(7.5)	60.4
Amortization of intangible assets and depreciation	-	37.8	3.3	24.0	-	65.1
Restructuring costs	-	1.2	0.2	6.1	-	7.5
Acquisition-related and other costs	-	0.1	-	0.6	-	0.7
Affiliate (income) expense, net	-	68.3	(47.8)	(20.5)	-	-

Total operating expenses	-	337.1	5.2	268.0	-	610.3

Income from operations	-	46.8	12.0	84.1	-	142.9

Other expense, net:
Interest expense, net	-	89.0	0.1	(0.4)	-	88.7
Affiliate interest (income) expense, net	-	(11.4)	-	11.4	-	-
Loss on extinguishment of debt	-	-	-	-	-	-
Other (income) expense, net	-	(12.7)	-	(19.4)	-	(32.1)

Total other expense, net	-	64.9	0.1	(8.4)	-	56.6

Income (loss) before income tax	-	(18.1)	11.9	92.5	-	86.3
Income tax provision (benefit)	-	(4.4)	4.3	12.9	-	12.8
Equity in (earnings) loss of subsidiaries	(73.5)	(87.2)	-	-	160.7	-

Net income (loss)	$73.5	$73.5	$7.6	$79.6	$(160.7)	$73.5

	Three Months Ended July 31, 2013 (recast)

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$-	$85.9	$2.9	$68.4	$-	$157.2
Product updates and support fees	-	204.0	7.3	155.1	-	366.4

Software revenues	-	289.9	10.2	223.5	-	523.6
Consulting services and other fees	-	71.3	2.8	113.6	-	187.7

Total revenues	-	361.2	13.0	337.1	-	711.3

Operating expenses:
Cost of software license fees and subscriptions	-	15.4	2.7	10.0	0.1	28.2
Cost of product updates and support fees	-	31.0	0.8	30.3	1.2	63.3
Cost of consulting services and other fees	-	56.5	2.3	88.1	2.2	149.1
Sales and marketing	-	56.5	9.4	51.5	1.4	118.8
Research and development	-	50.2	2.0	40.7	2.5	95.4
General and administrative	-	4.3	30.2	22.8	(7.4)	49.9
Amortization of intangible assets and depreciation	-	36.7	3.2	24.3	-	64.2
Restructuring costs	-	1.1	0.2	2.8	-	4.1
Acquisition-related and other costs	-	10.8	0.4	(1.4)	-	9.8
Affiliate (income) expense, net	-	32.4	(38.7)	6.3	-	-

Total operating expenses	-	294.9	12.5	275.4	-	582.8

Income (loss) from operations	-	66.3	0.5	61.7	-	128.5

Other expense, net:
Interest expense, net	-	100.1	-	0.1	-	100.2
Affiliate interest (income) expense, net	-	(16.8)	(0.1)	16.9	-	-
Loss on extinguishment of debt	-	0.7	-	-	-	0.7
Other (income) expense, net	-	2.8	(0.2)	10.0	-	12.6

Total other expense, net	-	86.8	(0.3)	27.0	-	113.5

Income (loss) before income tax	-	(20.5)	0.8	34.7	-	15.0
Income tax provision (benefit)	-	(5.1)	1.5	7.0	-	3.4
Equity in (earnings) loss of subsidiaries	(11.6)	(27.0)	-	-	38.6	-

Net income (loss)	$11.6	$11.6	$(0.7)	$27.7	$(38.6)	$11.6

Condensed Consolidating Statements of Comprehensive Income (Loss)
	Three Months Ended July 31, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$73.5	$73.5	$7.6	$79.6	$(160.7)	$73.5
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	(57.3)	-	(57.3)
Defined benefit plan funding status, net of tax	-	0.1	-	0.8	-	0.9
Unrealized gain (loss) on derivative instruments, net of tax	-	(0.5)	-	-	-	(0.5)

Total other comprehensive income (loss)	-	(0.4)	-	(56.5)	-	(56.9)

Comprehensive income (loss)	$73.5	$73.1	$7.6	$23.1	$(160.7)	$16.6

	Three Months Ended July 31, 2013 (recast)

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$11.6	$11.6	$(0.7)	$27.7	$(38.6)	$11.6
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	-	-	-	(23.1)	-	(23.1)
Defined benefit plan funding status, net of tax	-	0.2	-	1.7	-	1.9
Unrealized gain (loss) on derivative instruments, net of tax	-	-	-	-	-	-

Total other comprehensive income (loss)	-	0.2	-	(21.4)	-	(21.2)

Comprehensive income (loss)	$11.6	$11.8	$(0.7)	$6.3	$(38.6)	$(9.6)

Condensed Consolidating Statements of Cash Flows
	Three Months Ended July 31, 2014

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$-	$88.5	$1.4	$66.2	$-	$156.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	-	-	-	-	-
Change in restricted cash	-	0.1	-	0.5	-	0.6
Purchases of property, equipment and software	-	(4.3)	(1.4)	(4.8)	-	(10.5)

Net cash used in investing activities	-	(4.2)	(1.4)	(4.3)	-	(9.9)

Cash flows from financing activities:
Loans to stockholders	-	(0.2)	-	-	-	(0.2)
Payments on capital lease obligations	-	(0.1)	-	(0.6)	-	(0.7)
Proceeds from issuance of debt	-	-	-	-	-	-
Payments on long-term debt	-	(8.8)	-	-	-	(8.8)
(Payments) proceeds from affiliate within group	-	(31.8)	-	31.8	-	-
Deferred financing fees	-	-	-	-	-	-

Net cash provided by (used in) financing activities	-	(40.9)	-	31.2	-	(9.7)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(7.8)	-	(7.8)

Net increase (decrease) in cash and cash equivalents	-	43.4	-	85.3	-	128.7
Cash and cash equivalents at the beginning of the period	-	136.6	-	310.5	-	447.1

Cash and cash equivalents at the end of the period	$-	$180.0	$-	$395.8	$-	$575.8

	Three Months Ended July 31, 2013 (recast)

(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$-	$42.9	$(7.0)	$126.0	$-	$161.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(23.8)	-	-	-	(23.8)
Change in restricted cash	-	-	-	(1.6)	-	(1.6)
Purchases of property, equipment and software	-	(2.3)	(2.4)	(2.8)	-	(7.5)

Net cash used in investing activities	-	(26.1)	(2.4)	(4.4)	-	(32.9)

Cash flows from financing activities:
Loans to stockholders	-	-	-	-	-	-
Payments on capital lease obligations	-	(0.1)	-	(0.4)	-	(0.5)
Proceeds from issuance of debt	-	937.7	-	-	-	937.7
Payments on long-term debt	-	(918.5)	-	-	-	(918.5)
(Payments) proceeds from affiliate within group	-	(33.6)	9.4	24.2	-	-
Deferred financing fees	-	(11.9)	-	-	-	(11.9)

Net cash provided by (used in) financing activities	-	(26.4)	9.4	23.8	-	6.8

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3.0)	-	(3.0)

Net increase (decrease) in cash and cash equivalents	-	(9.6)	-	142.4	-	132.8
Cash and cash equivalents at the beginning of the period	-	107.6	-	230.3	-	337.9

Cash and cash equivalents at the end of the period	$-	$98.0	$-	$372.7	$-	$470.7

19. Subsequent Event

Subsequent to quarter end, on September 2, 2014, we acquired the assets of Saleslogix from Swiftpage, Inc., for approximately $30.0 million. Based in Scottsdale Arizona, Saleslogix is a provider of SaaS customer relationship management (CRM) software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complements our CRM product offerings and adds additional sales and service functionality to our industry-focused Infor CloudSuites in the high-growth CRM market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we have reported our quarterly results in this Quarterly Report on Form 10-Q based on our new fiscal calendar. Accordingly, we have reported the first quarter of fiscal year 2015 as the three-month period ended July 31, 2014, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. In addition, all applicable prior period financial information has been recast based on our new fiscal calendar to facilitate comparability of the current and prior periods.

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2014, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2014, which are included in the Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,970 employees worldwide and have offices in 40 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2015, our Americas, EMEA and APAC regions generated approximately 57.5%, 33.6% and 8.9% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

First Quarter Fiscal 2015 Overview

The first quarter of fiscal 2015 was a period of transition for Infor as we moved to our new fiscal calendar. Accordingly, this first quarter of fiscal 2015 reflects our results for the three months ended July 31, 2014, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. In addition, we recast prior period financial information based on our new fiscal calendar to facilitate comparability of the current and prior periods. During the quarter, as our sales cycle and other operational and back-office processes adjusted to the new fiscal calendar, we continued to invest in our products and services to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, and in our cloud offerings.

In the first quarter of fiscal 2015, we realized strong growth in our software license fees and subscription revenue across all regions. We continue to see strong traction in the higher growth products where we have made investments over the past three years. The positive revenue growth resulted in an increase in income from operations of $14.4 million, or 11.2%, when compared to the same quarter in fiscal 2014. Our operating margin improved to 19.0% in the current quarter compared to 18.1% last year. Our fiscal 2014 refinancing activities resulted in a significant reduction in the cost of servicing our debt. In addition, favorable foreign currency translation fluctuations also contributed to a significant increase in our net income in the first quarter of fiscal 2015 which was up $61.9 million, or 533.6%, compared to last year.

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

Fiscal 2015 Acquisitions

We did not complete any acquisitions in the first quarter of fiscal 2015. Subsequent to quarter end, on September 2, 2014, we acquired the assets of Saleslogix for approximately $30.0 million. Based in Scottsdale Arizona, Saleslogix is a provider of SaaS CRM software.

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

For the first quarter of fiscal 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 4.1% and 10.6%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2014.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended July 31,	to Currency	Constant		to Currency	Constant
2014 vs. 2013 (recast)	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$0.4	$34.4	$34.8	0.2%	21.9%	22.1%
Product updates and support fees	3.9	3.4	7.3	1.1	0.9	2.0

Software revenues	4.3	37.8	42.1	0.8	7.2	8.0
Consulting services and other fees	2.2	(2.4)	(0.2)	1.2	(1.3)	(0.1)

Total revenues	$6.5	$35.4	$41.9	0.9%	5.0%	5.9%

Total operating expenses	$6.5	$21.0	$27.5	1.1%	3.6%	4.7%

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

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

—	Revenue Recognition;
—	Business Combinations;
—	Restructuring;
—	Valuation of Accounts Receivable;
—	Valuation and Assessment of Impairment of Goodwill and Intangible Assets;
—	Income Taxes and Valuation of Deferred Tax Assets;
—	Contingencies – Litigation Reserves; and
—	Equity-Based Compensation

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2015.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014

(in millions, except percentages)	2014	2013	Actual	Constant Currency
Revenues:		(recast)

Software license fees and subscriptions	$192.0	$157.2	22.1%	21.9%

Product updates and support fees	373.7	366.4	2.0	0.9

Software revenues	565.7	523.6	8.0	7.2

Consulting services and other fees	187.5	187.7	(0.1)	(1.3)

Total revenues	753.2	711.3	5.9	5.0

Operating expenses:

Cost of software license fees and subscriptions	33.6	28.2	19.1	19.1

Cost of product updates and support fees	66.8	63.3	5.5	4.3

Cost of consulting services and other fees	146.5	149.1	(1.7)	(3.2)

Sales and marketing	127.7	118.8	7.5	6.5

Research and development	102.0	95.4	6.9	6.3

General and administrative	60.4	49.9	21.0	19.2

Amortization of intangible assets and depreciation	65.1	64.2	1.4	0.5

Restructuring costs	7.5	4.1	82.9	78.0

Acquisition-related and other costs	0.7	9.8	(92.9)	(92.9)

Total operating expenses	610.3	582.8	4.7	3.6

Income from operations	142.9	128.5	11.2	11.2

Interest expense, net	88.7	100.2	(11.5)	(11.5)

Loss on extinguishment of debt	-	0.7	(100.0)	(100.0)

Other (income) expense, net	(32.1)	12.6	NM	NM

Income before income tax	86.3	15.0	475.3	464.0

Income tax provision	12.8	3.4	276.5	317.6

Net income	$73.5	$11.6	533.6%	506.9%

*NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2014, and the recast three months ended July 31, 2013, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency
Revenues:		(recast)
Software license fees and subscriptions	$192.0	$157.2	22.1%	21.9%
Product updates and support fees	373.7	366.4	2.0	0.9

Software revenues	565.7	523.6	8.0	7.2
Consulting services and other fees	187.5	187.7	(0.1)	(1.3)

Total revenues	$753.2	$711.3	5.9%	5.0%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2014, as provided in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, for a more complete description of our revenue recognition policy.

Total revenues increased by 5.0% in the first quarter of fiscal 2015 compared to the similar period of fiscal 2014, excluding the favorable foreign currency impact of 0.9%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues, which were up 21.9%, as well as a 0.9% increase in our product updates and support fees. These increases were somewhat offset by a quarter-over-quarter decrease of 1.3% in our consulting services and other fees revenues.

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

Fiscal 2015 first quarter software license fees and subscriptions revenues increased by 21.9% compared to the first quarter last year, excluding the favorable foreign currency rate impact of 0.2%. At constant currency, the increase was primarily due to increased license fees revenues which accounted for 14.9 points of the increase. This increase was across all our geographic regions. During the first quarter of fiscal 2015 we had an increase in the number of licensing transactions as compared to the first quarter last year, including an increase of eleven transactions with total contract values greater than $500,000. The increase in licensing transactions was partially due to the focus of our quarterly sales cycle ending on July 31 in the current quarter, which was not the case in the first quarter of fiscal 2014 as our sales cycle was based on our former fiscal calendar. In addition, higher volume of SaaS revenues accounted for 7.0 points of the increase, which reflects the inclusion of the results of our recent acquisitions in the current quarter primarily PeopleAnswers acquired in January 2014.

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

Product updates and support fees increased by 0.9%, excluding the favorable foreign currency impact of 1.1%, in the current quarter compared to the first quarter last year.

At constant currency, the current quarter increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees decreased by 1.3%, excluding the favorable foreign currency impact of 1.2%, in the current quarter compared to the first quarter last year. At constant currency, the decrease was due to lower demand for our consulting services primarily in our EMEA region.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $931.7 million at July 31, 2014, compared to $994.8 million at May 31, 2014.

The following table sets forth the components of deferred revenue:

(in millions)	July 31, 2014	May 31, 2014

Software license fees and subscriptions	$51.0	$51.1
Product updates and support fees	808.8	869.4
Consulting services and other fees	71.9	74.3

Total deferred revenue	931.7	994.8
Less: current portion	(913.6)	(975.3)

Deferred revenue - non-current	$18.1	$19.5

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency
Operating expenses:		(recast)
Cost of software license fees and subscriptions	$33.6	$28.2	19.1%	19.1%
Cost of product updates and support fees	66.8	63.3	5.5	4.3
Cost of consulting services and other fees	146.5	149.1	(1.7)	(3.2)
Sales and marketing	127.7	118.8	7.5	6.5
Research and development	102.0	95.4	6.9	6.3
General and administrative	60.4	49.9	21.0	19.2
Amortization of intangible assets and depreciation	65.1	64.2	1.4	0.5
Restructuring costs	7.5	4.1	82.9	78.0
Acquisition-related and other costs	0.7	9.8	(92.9)	(92.9)

Total operating expenses	$610.3	$582.8	4.7%	3.6%

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

Cost of software license fees and subscriptions increased by 19.1%, excluding an insignificant foreign currency impact, in the current quarter compared to the first quarter of fiscal 2014. At constant currency, this increase was primarily due to a 17.9 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the first quarter of fiscal 2015. In addition, we had a 6.8 point increase related to higher channel partner commissions due to the mix of sales in the current quarter. These increases were somewhat offset by lower third party royalties and other direct costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 4.3%, excluding the unfavorable foreign currency impact of 1.2%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to a 2.5 point increase related to higher channel partner commissions and an increase of 2.3 points related to increased employee-related support costs due to higher headcount in our customer support organization in the first quarter of fiscal 2015 compared to last year. These increases were somewhat offset by a decrease in other support costs.

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

Cost of consulting services and other fees decreased by 3.2%, excluding the unfavorable foreign currency impact of 1.5%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services decreased 2.5 points primarily as a result of decreased employee-related sales costs due to lower headcount in our professional services organizations in the current quarter. In addition, our hosting services costs decreased quarter-over-quarter.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 6.5%, excluding the unfavorable foreign currency impact of 1.0%, in the current quarter compared to the corresponding prior period. Sales and marketing expenses increased 5.9 points primarily as a result of increased employee-related sales costs due to an increase in headcount in our sales and marketing organizations in the first quarter of 2015 compared to the prior year as well as increased commissions in-line with our higher license fees and subscriptions revenues. In addition, an increase in our marketing program costs accounted for an increase of 1.4 points. These increases were somewhat offset by a decrease in consulting and professional fees and other costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 6.3%, excluding the unfavorable foreign currency impact of 0.6%, in the current quarter compared to the first quarter last year. On a constant currency basis, research and development expenses increased 3.5 points primarily as a result of higher employee-related costs due to a net increase of 182, or 5.0%, in our developer headcount in the first quarter of fiscal 2015 compared to the first quarter last year as we made significant investments in our development capacity during fiscal 2014. In addition, increased professional fees and overhead allocations related to higher headcount accounted for 1.8 points and 1.3 points of the increase, respectively.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 19.2%, excluding the unfavorable foreign currency impact of 1.8%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses increased approximately 18.0 points primarily due to higher consulting and professional fees including legal fees and settlement costs. In addition, higher other general and administrative expenses accounted for an increase of 3.2 points. These increases were somewhat offset by a 1.6 point decrease related to lower employee-related costs.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation was relatively flat, increasing by 0.5%, excluding the unfavorable foreign currency impact of 0.9%, in the current quarter compared to the first quarter last year. This increase was primarily the result of additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

We recorded restructuring charges of approximately $7.5 million and $4.1 million in the first quarter of fiscal 2015 and in the first quarter last year, respectively, related to our various restructuring actions. The restructuring charges recorded in fiscal 2015 were for employee severance costs related to actions in our professional services organization primarily in our EMEA region as well as actions in our sales organization, primarily in our Americas region. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region.

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

First quarter fiscal 2015 acquisition-related and other costs of $ 0.7 million decreased by approximately $9.1 million compared to $9.8 million in the first quarter last year. For the three months ended July 31, 2014, acquisition-related and other costs related primarily to costs incurred for our acquisitions. For the comparable periods ended July 31, 2013, acquisition-related and other costs were primarily related to our refinancing activities, integration costs related to the combination of our operating entities, as well as costs related to our acquisitions.

Non-Operating Income and Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency
		(recast)
Interest expense, net	$88.7	$100.2	(11.5)%	(11.5)%
Loss on extinguishment of debt	-	0.7	(100.0)	(100.0)
Other (income) expense, net	(32.1)	12.6	NM	NM

Total non-operating expenses	$56.6	$113.5	(50.1)%	(48.6)%

*NM — Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $11.5 million, or 11.5%, to $88.7 million in the current quarter compared to $100.2 million in the corresponding prior period. The decrease in interest expense was primarily due to the refinancing of certain of our term loans in fiscal 2014 at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $11.2 million quarter-over-quarter. Amortization of deferred financing fees also decreased quarter-over-quarter.

Loss on Extinguishment of Debt. The $0.7 million loss on extinguishment of debt recorded in the three months ended July 31, 2013, related to the refinancing of certain portions of our long-term debt. This amount represents the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first quarter of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of the related debt. There was no corresponding amount recorded in the current quarter.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $32.1 million in the current quarter compared to $12.6 million net expense in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency
		(recast)

Income tax provision	$12.8	$3.4	276.5%	317.6%
Effective income tax rate	14.8%	22.7%

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

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily driven by an increase in foreign earnings subject to lower tax rates, an increase in the amount of unrecognized tax benefits, an increase in foreign earnings subject to U.S. taxes, and a reduction in the amount of foreign entity restructuring tax expense.

Non-GAAP Financial Measure Reconciliations

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

Non-GAAP Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency
		(recast)
GAAP revenues	$753.2	$711.3	5.9%	5.0%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	0.6	2.4
Purchase accounting impact on product updates and support fees	0.1	0.4
Purchase accounting impact on consulting services and other fees	0.2	0.7

Total non-GAAP revenue adjustments	0.9	3.5

Non-GAAP revenues	$754.1	$714.8	5.5%	4.6%

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

Liquidity and Capital Resources

(in millions, except percentages)	Three Months Ended July 31,
Cash Flows	2014	2013		Change
Cash provided by (used in):		(recast	)
Operating activities	$156.1	$161.9		(3.6)%
Investing activities	(9.9)	(32.9)		(69.9)
Financing activities	(9.7)	6.8		(242.6)
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(3.0)		160.0

Net change in cash and cash equivalents	$128.7	$132.8		(3.1)%

(in millions, except percentages) Capital Resources	July 31, 2014	May 31, 2014		Change

Working capital deficit	$(311.3)	$(305.9)		1.8%
Cash and cash equivalents	$575.8	$575.3		0.1%

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

In the first three months of fiscal 2015, we did not complete any acquisitions. In the comparable three months last year, we completed one acquisition with a purchase price of $34.6 million, net of cash acquired. See Note 3, Acquisitions.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers, for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for the remainder of fiscal 2015 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems and may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended July 31, 2014, was $156.1 million. Our net income plus non-cash items provided $89.1 million in cash due to strong cash flows from operations and changes in operating assets and liabilities provided cash of $67.0 million. The sources of cash were primarily from a $33.7 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, $29.7 million related to our income tax receivable/payable, and a $7.5 million increase in accounts payable, accrued expenses and other liabilities. The sources of cash were partially offset by a $2.8 million increase in accounts receivable, net, and a $1.1 million increase in prepaid expenses and other assets.

Net cash provided by operating activities for the three-month period ended July 31, 2013, was $161.9 million. Our net income plus non-cash items provided $93.1 million in cash due to strong cash flows from operations. Changes in operating assets and liabilities provided cash of $68.8 million. The sources of cash were primarily from a $58.2 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, $15.5 million related to our income tax receivable/payable, and an $11.8 million decrease in accounts receivable, net. These sources of cash were somewhat offset by an $11.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $5.3 million increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.9 million in the three-month period ended July 31, 2014. The primary use of cash was $10.5 million used to purchase property, equipment and software, which was partially offset by a $0.6 million decrease in restricted cash.

Net cash used in investing activities was $32.9 million in the three-month period ended July 31, 2013. The primary uses of cash were $23.8 million net cash used for our acquisitions and $7.5 million used to purchase other property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.7 million in the three-month period ended July 31, 2014. The primary uses of cash were $8.8 million in debt repayments and $0.7 million in capital lease payments.

Net cash provided in financing activities was $6.8 million in the three-month period ended July 31, 2013. $937.7 million of cash was provided from the issuance of debt related to our first quarter debt refinancing. This source of cash was almost entirely offset by $918.5 million in debt repayments and $11.9 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B-1 Term Loan and Euro Term Loan.

Effect of Exchange Rate Changes

For the three months ended July 31, 2014, changes in foreign currency exchange rates resulted in a $7.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $3.0 million during the three months ended July 31, 2013.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $311.3 million at July 31, 2014, compared to $305.9 million at May 31, 2014. At July 31, 2014, our cash increased by $0.5 million compared to the balance at May 31, 2014. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first two months of fiscal 2015, the most significant change in our current assets included a decrease in our accounts receivable, net, of $96.0 million. During the first two months of fiscal 2015, the most significant changes in our current liabilities included a decrease of deferred revenue of $61.7 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals, and a decrease in accrued expenses of $50.8 million. The more significant changes in accrued expenses were a decrease in accrued interest from the timing of term loan interest payments, a decrease in accrued sales commissions from lower related revenues, and a decrease in accrued sales tax due to lower related revenues as well as the timing of payments and refunds.

Cash and Cash Equivalents

As of July 31, 2014, we had $575.8 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2014, $180.0 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $395.8 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2014		May 31, 2014
(in millions)	Amount	Effective Rate	Amount	Effective Rate

First lien Term B-3 due June 3, 2020	$476.2	3.750%	$477.4	3.750%
First lien Term B-5 due June 3, 2020	2,537.3	3.750%	2,543.6	3.750%
First lien Euro Term B due June 3, 2020	462.4	4.000%	472.0	4.000%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	334.7	10.000%	340.7	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(36.4)		(37.4)

Total long-term debt	5,349.2		5,371.3
Less: current portion	(54.3)		(31.7)

Total long-term debt - non-current	$5,294.9		$5,339.6

As of July 31, 2014, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Under the Credit Agreement we are subject to a financial maintenance covenant which is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $9.9 million of letters of credit have reduced the amount available under the Revolver to $140.1 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of July 31, 2014.

On January 2, 2014, we entered into a $2,550.0 million term loan (the Tranche B-5 Term Loan). Interest on the Tranche B-5 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-5 Term Loan matures on June 3, 2020.

On June 3, 2013, we entered into a $483.0 million term loan (the Tranche B-3 Term Loan). Interest on the Tranche B-3 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-3 Term Loan matures on June 3, 2020.

On June 3, 2013, we also entered into a €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020.

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

Restricted Cash

We had approximately $26.7 million of restricted cash as of July 31, 2014, of which approximately $18.7 million and $8.0 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. The restricted cash balances relate primarily to amounts held in escrow for certain litigation matters and various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, our total contractual obligations at May 31, 2014, were $7,410.9 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2014. At July 31, 2014, we had recorded a liability for uncertain tax positions of $165.5 million. Over the next 12 months, we expect a net reduction of approximately $24.1 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 49.0% and 49.8% of our total revenues for the first three months of fiscal 2015 and 2014, respectively. International cost of revenues and operating expenses accounted for 48.3% and 47.4% of our total cost of revenues and operating expenses for the first three months of fiscal 2015 and 2014, respectively.

As of July 31, 2014, and May 31, 2014, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 5.8% and 7.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.9% and 1.3% as of July 31, 2014, and May 31, 2014, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.8% and 1.0% as of July 31, 2014, and May 31, 2014, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of July 31, 2014, and May 31, 2014, we had $5.3 billion and $5.4 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at July 31, 2014, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On July 31, 2014, the three-month LIBOR and EURIBOR rates were 0.24% and 0.21%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the July 31, 2014, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 27.2% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies — Derivative Financial Instruments, Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

A detailed discussion of our risk factors can be found in our Annual Report on Form 10-K, filed with the SEC on July 28, 2014, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 52 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2014

INFOR, INC.

By:	/s/ NICOLE ANASENES
Nicole Anasenes
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Nicole Anasenes

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act — Nicole Anasenes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014, formatted in eXtensible Business Reporting Language (XBRL) — furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at July 31, 2014 and May 31, 2014,
ii.	Condensed Consolidated Statements of Operations for the three months ended July 31, 2014 and 2013,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended July 31, 2014 and 2013,
iv.	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and 2013, and
v.	Notes to Condensed Consolidated Financial Statements.