Form 10-Q
period 2014-10-31
Infor, Inc.
filed 2014-12-12
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

The number of shares of our common stock outstanding on December 8, 2014, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended October 31, 2014, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, filed with the SEC on July 28, 2014, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	October 31, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$328.6	$575.3
Accounts receivable, net	322.0	404.2
Prepaid expenses	104.6	108.1
Income tax receivable	41.5	33.7
Other current assets	21.7	33.5
Deferred tax assets	29.0	27.5

Total current assets	847.4	1,182.3
Property and equipment, net	82.0	82.8
Intangible assets, net	853.7	950.7
Goodwill	4,201.1	4,317.2
Deferred tax assets	58.9	88.6
Other assets	29.8	31.5
Deferred financing fees, net	116.4	125.0

Total assets	$6,189.3	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$37.4	$53.8
Income taxes payable	35.9	19.8
Accrued expenses	322.5	406.3
Deferred tax liabilities	1.7	1.3
Deferred revenue	766.4	975.3
Current portion of long-term obligations	1.2	31.7

Total current liabilities	1,165.1	1,488.2
Long-term debt	5,235.7	5,339.6
Deferred tax liabilities	177.4	192.5
Other long-term liabilities	187.4	217.8

Total liabilities	6,765.6	7,238.1

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at October 31, 2014 and May 31, 2014	—	—
Additional paid-in capital	1,243.4	1,276.3
Receivable from stockholders	(35.3)	(35.3)
Accumulated other comprehensive (loss) income	(66.6)	48.7
Accumulated deficit	(1,717.8)	(1,749.7)

Total stockholders’ deficit	(576.3)	(460.0)

Total liabilities and stockholders’ deficit	$6,189.3	$6,778.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
		(recast)		(recast)
Revenues:
Software license fees and subscriptions	$132.8	$115.5	$324.8	$272.7
Product updates and support fees	372.0	369.1	745.7	735.5

Software revenues	504.8	484.6	1,070.5	1,008.2
Consulting services and other fees	180.8	188.6	368.3	376.3

Total revenues	685.6	673.2	1,438.8	1,384.5

Operating expenses:
Cost of software license fees and subscriptions(1)	29.0	19.3	62.6	47.5
Cost of product updates and support fees(1)	65.5	62.7	132.3	126.0
Cost of consulting services and other fees(1)	138.5	145.0	285.0	294.1
Sales and marketing	119.6	104.8	247.3	223.6
Research and development	104.3	92.8	206.3	188.2
General and administrative	46.1	39.4	106.5	89.3
Amortization of intangible assets and depreciation	61.3	64.8	126.4	129.0
Restructuring costs	3.8	0.9	11.3	5.0
Acquisition-related and other costs	(1.4)	(0.7)	(0.7)	9.1

Total operating expenses	566.7	529.0	1,177.0	1,111.8

Income from operations	118.9	144.2	261.8	272.7

Other expense, net:
Interest expense, net	88.0	99.0	176.7	199.2
Loss on extinguishment of debt	—	—	—	0.7
Other (income) expense, net	(2.0)	(32.4)	(34.1)	(19.8)

Total other expense, net	86.0	66.6	142.6	180.1

Income before income tax	32.9	77.6	119.2	92.6
Income tax provision	19.8	12.6	32.6	16.0

Net income	$13.1	$65.0	$86.6	$76.6

(1)	Excludes depreciation and amortization of intangible assets which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
		(recast)		(recast)
Net income	$13.1	$65.0	$86.6	$76.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(80.0)	(0.9)	(137.3)	(24.0)
Defined benefit plan funding status, net of tax	0.6	(0.3)	1.5	1.6
Unrealized gain (loss) on derivative instruments, net of tax	(2.5)	(8.5)	(3.0)	(8.5)

Total other comprehensive income (loss)	(81.9)	(9.7)	(138.8)	(30.9)

Comprehensive income (loss)	$(68.8)	$55.3	$(52.2)	$45.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	October 31,
	2014	2013
		(recast)
Cash flows from operating activities:
Net income	$86.6	$76.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.4	129.0
Provision for doubtful accounts, billing adjustments and sales allowances	10.3	8.3
Deferred income taxes	(24.5)	(11.6)
Non-cash (gain) loss on foreign currency	(34.0)	(19.7)
Non-cash interest	13.3	14.2
Non-cash loss on extinguishment of debt	—	0.7
Equity-based compensation expense	13.0	8.0
Other	0.7	(0.2)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(5.0)	(0.7)
Accounts receivable, net	(26.1)	22.0
Income tax receivable/payable	22.4	12.7
Deferred revenue	(102.9)	(79.4)
Accounts payable, accrued expenses and other liabilities	(19.7)	(59.3)

Net cash provided by operating activities	60.5	100.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(30.1)	(23.7)
Change in restricted cash	19.0	(20.2)
Purchases of property, equipment and software	(20.3)	(13.8)

Net cash used in investing activities	(31.4)	(57.7)

Cash flows from financing activities:
Dividends paid	(42.7)	—
Loans to stockholders	(0.2)	(1.5)
Payments on capital lease obligations	(1.4)	(0.9)
Proceeds from issuance of debt	—	937.7
Payments on long-term debt	(71.6)	(942.9)
Deferred financing fees	—	(11.9)
Other	(8.5)	—

Net cash used in financing activities	(124.4)	(19.5)

Effect of exchange rate changes on cash and cash equivalents	(23.2)	3.1

Net (decrease) increase in cash and cash equivalents	(118.5)	26.5
Cash and cash equivalents at the beginning of the period	447.1	337.9

Cash and cash equivalents at the end of the period	$328.6	$364.4

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in acquisitions, net of cash acquired	$36.3	$37.8
Liabilities assumed in acquisitions	$6.2	$14.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. (Infor) is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. We serve a large, diverse and sophisticated customer base across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Our software and services offerings help our customers automate and integrate their critical business processes, which enables them to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach allows us to focus on specialized software programs that take less time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

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

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end. As a result of the change in our fiscal year end, the comparable prior year results of operations have been recast to conform to the new fiscal calendar. See Fiscal Year, below for further information.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, fair value of contingent consideration related to our acquisitions, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, and fair value of derivative financial instruments. We believe these estimates and assumptions are reasonable under the circumstances and they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.

Fiscal Year

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. As a result of this change, for fiscal year 2015 we will report an eleven-month transition period from June 1, 2014 to April 30, 2015.

Beginning with the first quarter of our fiscal year 2015, we have reported quarterly results based on our new April 30 fiscal year end. Accordingly, the accompanying Condensed Consolidated Financial Statements include our results of operations for the three and six month periods ended October 31, 2014, compared to the corresponding periods in the prior year (recast as if the prior year end was April 30), and cash flows for the six months ended October 31, 2014 compared to the corresponding period (recast) in the prior year. The Condensed Consolidated Balance Sheets are as of October 31, 2014 and May 31, 2014, our most recent audited annual balance sheet. As a result of the change in our fiscal year end, our reported results for the six months ended October 31, 2014, include the results of May 2014, the last month of our previously reported fiscal year 2014.

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

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $26.8 million and $15.7 million in the second quarter of fiscal 2015 and 2014, respectively, and $52.9 million and $30.4 million in the first six months of fiscal 2015 and 2014, respectively.

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

We also provide software-related services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are generally provided under time and materials contracts. Revenues are recognized as the services are provided and are recorded as consulting services and other fees revenue in our Condensed Consolidated Statements of Operations. Consulting services and other fees also include education and hosting services.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2014	$18.2
Provision	4.5
Write-offs and recoveries	(8.1)
Currency translation effect	(0.6)

Balance, October 31, 2014	$14.0

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2014	$7.9
Provision	3.2
Write-offs	(1.9)
Currency translation effect	(0.4)

Balance, October 31, 2014	$8.8

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss except for the effect of exchange rate fluctuations on long-term intercompany transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $2.0 million and $32.2 million for the three months ended October 31, 2014 and 2013, respectively. In the first six months of fiscal 2015 and 2014, we recognized net foreign currency exchange gains of $34.0 million and $19.7 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Adoption of New Accounting Pronouncements

On June 1, 2014, we adopted the FASB guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. The adoption of this guidance resulted in an $18.1 million reduction of our long-term deferred tax assets with a corresponding reduction in our other long-term liabilities. The adoption of this guidance did not have a material impact on our results of operations or cash flows.

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

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption is not permitted. Initial adoption may be accounted for either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initial application recognized at the date of adoption. We are currently evaluating how this guidance will affect our revenue recognition, which transition approach we will use upon adoption and the impact it may have on our financial position, results of operations or cash flows.

As of the date of this quarterly report, there were no other recent accounting standards updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2015

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS customer relationship management (CRM) software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complements our CRM product offerings and adds additional sales and service functionality to our industry-focused Infor CloudSuites in the CRM market. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date. This acquisition was not significant for financial reporting purposes and the related results were not material to our results for the three and six months ended October 31, 2014.

Based on our current estimation of fair values as of October 31, 2014, we have recorded approximately $13.4 million of identifiable intangible assets and $18.2 million of goodwill related to our acquisition of Saleslogix. The acquired intangible assets relating to Saleslogix’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and seven years, respectively. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the acquisition of Salelogix are preliminary as of October 31, 2014. We are in the process of finalizing the valuation of certain assets and liabilities and as a result the final allocation of the adjusted purchase price may differ from the information presented in these unaudited Condensed Consolidated Financial Statements.

Fiscal 2014

In the six months ended October 31, 2013, we made one acquisition for a purchase price of $34.6 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution. We have included the results of the acquired company in our Condensed Consolidated Financial Statements from the applicable acquisition date. This acquisition was not significant for financial reporting purposes and the related results were not material to our results for the three and six months ended October 31, 2014, or the comparable periods ended October 31, 2013.

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

The purchase consideration related to certain of our acquisitions includes additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. The fair value of these contingent consideration agreements was estimated to be $12.4 million as of May 31, 2014. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. On August 25, 2014, in the second quarter of fiscal 2015, we paid $8.5 million under the provisions of certain of the contingent consideration agreements. We have estimated the fair value of the remaining contingent consideration agreements to be $1.6 million as of October 31, 2014. The potential undiscounted amount of future payments that we may be required to make related to the remaining contingent consideration agreements is between $0.0 and approximately $24.7 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2014	$979.1	$3,056.5	$281.6	$4,317.2
Goodwill acquired	11.9	6.3	—	18.2
Currency translation effect	(27.3)	(98.2)	(8.8)	(134.3)

Balance, October 31, 2014	$963.7	$2,964.6	$272.8	$4,201.1

Goodwill acquired during fiscal 2015 related to our acquisition of Saleslogix in the current quarter.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2015. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2014. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of October 31, 2014. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of October 31, 2014, and May 31, 2014:

	October 31, 2014
	Fair Value Measurements Using Inputs Considered as			Fair Value
(in millions)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$1.6	$1.6
Derivative instruments	—	17.7	—	17.7

Total	$—	$17.7	$1.6	$19.3

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as			Fair Value
(in millions)	Level 1	Level 2	Level 3
Assets
Cash equivalents	$209.5	$—	$—	$209.5

Total	$209.5	$—	$—	$209.5

Liabilities
Contingent consideration	$—	$—	$12.4	$12.4
Derivative instruments	—	16.1	—	16.1

Total	$—	$16.1	$12.4	$28.5

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisitions as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. In future periods, until settled, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2015 or fiscal 2014. The following table reconciles the change in our Level 3 liabilities for fiscal 2015:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2014	$12.4
Settlements	(8.5)
Total (gain) loss recorded in earnings	(2.3)

Balance, October 31, 2014	$1.6

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of October 31, 2014, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of October 31, 2014, our material financial assets and liabilities not carried at fair value included our accounts receivable, accounts payable and long-term debt, which are recorded at their current carrying values.

Fair Value of Financial Instruments

As of October 31, 2014, and May 31, 2014, the current carrying amount of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes on each reporting date, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At October 31, 2014, and May 31, 2014, the total carrying value of our long-term debt was approximately $5.2 billion and $5.4 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.4 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	October 31, 2014	May 31, 2014
Accounts receivable	$283.7	$369.4
Unbilled accounts receivable	52.3	53.0
Less: allowance for doubtful accounts	(14.0)	(18.2)

Accounts receivable, net	$322.0	$404.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	October 31, 2014			May 31, 2014
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,794.9	$1,141.4	$653.5	$1,840.2	$1,118.2	$722.0	2–15
Acquired and developed technology	1,059.7	863.5	196.2	1,082.4	859.0	223.4	2–11
Tradenames	135.3	131.3	4.0	137.6	132.3	5.3	1–20

Total	$2,989.9	$2,136.2	$853.7	$3,060.2	$2,109.5	$950.7

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions)		(recast)		(recast)
Customer contracts and relationships	$35.9	$37.9	$73.1	$76.3
Acquired and developed technology	17.8	17.6	36.2	34.9
Tradenames	0.3	2.3	2.0	4.6

Total	$54.0	$57.8	$111.3	$115.8

The estimated future annual amortization expense related to these intangible assets as of October 31, 2014, was as follows:

(in millions)
Fiscal 2015 (remaining 6 months)	$105.8
Fiscal 2016	191.5
Fiscal 2017	142.4
Fiscal 2018	95.2
Fiscal 2019	80.0
Fiscal 2020	72.5
Thereafter	166.3

Total	$853.7

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	October 31, 2014	May 31, 2014
Compensation and employee benefits	$138.7	$170.2
Taxes other than income	21.6	26.0
Royalties and partner commissions	39.9	47.0
Litigation	2.6	2.4
Professional fees	8.0	8.1
Subcontractor expense	7.6	8.0
Interest	41.3	69.1
Restructuring	10.4	16.1
Retirement obligations	1.4	1.7
Deferred rent	21.0	16.9
Other	30.0	40.8

Accrued expenses	$322.5	$406.3

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

The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions)		(recast)		(recast)
Cost of software license fees and subscriptions	$0.2	$—	$0.2	$—
Cost of product updates and support fees	0.2	—	0.6	—
Cost of consulting services and other fees	0.3	—	0.3	—
Sales and marketing	1.7	1.4	3.5	3.6
Research and development	1.1	1.2	2.6	3.2
General and administrative	2.3	0.6	5.8	1.2

Total	$5.8	$3.2	$13.0	$8.0

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

Fiscal 2015 Restructuring Charges

We have incurred restructuring costs totaling $8.2 million during the first five months of fiscal 2015 related to employee severance costs primarily for personnel in our sales, professional services and product development functions. We made cash payments of approximately $3.4 million during fiscal 2015 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2015.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $2.4 million relating to applicable employees’ severance costs. We made cash payments of approximately $6.4 million during this period of fiscal 2015 related to these severance actions and exited facilities. We completed the majority of these restructuring activities in fiscal 2014.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2014, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $0.3 million related to these severance actions and exited facilities. We made net cash payments of $0.8 million related to these previous actions during this period of fiscal 2015. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the five-month period ended October 31, 2014. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance May 31, 2014	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance October 31, 2014	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2015 restructuring
Severance	$—	$8.2	$—	$(0.3)	$(3.4)	$4.5	$8.2	$8.2

Total fiscal 2015 restructuring	—	8.2	—	(0.3)	(3.4)	4.5	8.2	8.2

Fiscal 2014 restructuring
Severance	12.6	—	(2.4)	(0.4)	(6.2)	3.6	19.5	19.5
Facilities and other	0.5	—	—	—	(0.2)	0.3	0.8	0.8

Total fiscal 2014 restructuring	13.1	—	(2.4)	(0.4)	(6.4)	3.9	20.3	20.3

Previous restructuring
Severance	1.7	—	(0.3)	(0.1)	(0.6)	0.7	26.4	26.4
Facilities and other	0.4	—	—	—	(0.1)	0.3	1.4	1.4

Total previous restructuring	2.1	—	(0.3)	(0.1)	(0.7)	1.0	27.8	27.8

Previous acquisition-related
Severance	0.7	—	—	(0.1)	(0.1)	0.5	48.7	48.7
Facilities and other	2.3	—	—	0.1	—	2.4	19.2	19.2

Total previous acquisition-related	3.0	—	—	—	(0.1)	2.9	67.9	67.9

Total restructuring	$18.2	$8.2	$(2.7)	$(0.8)	$(10.6)	$12.3	$124.2	$124.2

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions)		(recast)		(recast)
License	$2.2	$—	$4.9	$1.2
Maintenance	0.5	(0.3)	1.0	(0.1)
Consulting	(0.5)	0.9	4.3	2.5
General and administrative and other functions	1.6	0.3	1.1	1.4

Total restructuring costs	$3.8	$0.9	$11.3	$5.0

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2014		May 31, 2014
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-3 due June 3, 2020	$469.1	3.750%	$477.4	3.750%
First lien Term B-5 due June 3, 2020	2,485.8	3.750%	2,543.6	3.750%
First lien Euro Term B due June 3, 2020	428.8	4.000%	472.0	4.000%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	313.2	10.000%	340.7	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(35.0)		(37.4)

Total long-term debt	5,236.9		5,371.3
Less: current portion	(1.2)		(31.7)

Total long-term debt—non-current	$5,235.7		$5,339.6

The weighted average interest rate at October 31, 2014, and May 31, 2014, was 6.00% and 6.00%, respectively.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of October 31, 2014:

(in millions)
Fiscal 2015 (remaining 6 months)	$—
Fiscal 2016	4.0
Fiscal 2017	34.2
Fiscal 2018	34.7
Fiscal 2019	1,923.0
Fiscal 2020	34.7
Thereafter	3,241.3

Total	$5,271.9

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to consolidated financial statements for the fiscal year ended May 31, 2014, included in our Annual Report on Form 10-K, filed with the SEC on July 28, 2014, for a description of each amendment.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $9.7 million of letters of credit have reduced the amount available under the Revolver to $140.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of October 31, 2014.

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

On June 3, 2013, we entered into a €350.0 million term loan (the Euro Tranche B Term Loan). Interest on the Euro Tranche B Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 3.0% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B Term Loan matures on June 3, 2020.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in certain situations.

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

Deferred Financing Fees

As of October 31, 2014, deferred financing fees, net of amortization, of $116.4 million were reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended October 31, 2014 and 2013, we amortized $5.2 million and $6.5 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2015 and 2014, we amortized $10.3 million and $12.8 million, respectively, in deferred financing fees.

In conjunction with the amendments to our Credit Agreement, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendment’s refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In fiscal 2014 we capitalized $12.1 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendment’s refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in fiscal 2014, $5.2 million of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations, including $0.7 million in the six months ended October 31, 2013. In addition, in fiscal 2014 we expensed $20.9 million in third-party costs incurred related to the modifications, which were included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations, including $10.6 million in the six months ended October 31, 2013. No comparable amounts were capitalized or expensed in the comparable six months of fiscal 2015 as we did not undertake any refinancing activities in the current fiscal year.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Condensed Consolidated Financial Statements for any of the periods presented. These affiliate company borrowings are described below.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of October 31, 2014, and May 31, 2014, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. In the second quarter of fiscal 2015, HoldCo elected to pay interest due related to the HoldCo notes in cash and we funded the interest due primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions—Dividends Paid to Affiliates.

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

Proceeds from the sale of the HoldCo Notes were used to repay the outstanding balance of the Lux PIK Term Loan of $166.8 million (discussed below), to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to the Lux PIK Term Loan, and to pay related transaction fees and expenses.

Parent Company PIK Term Loan

Lux Bond Co, our direct parent company, had debt in respect of a term loan (the Lux PIK Term Loan) under the Holdco PIK Term Loan Agreement, dated March 2, 2007, and amended pursuant to the First Amendment thereto, dated as of April 5, 2012.

The Lux PIK Term Loan bore interest at a fixed rate of 13.375% per year and accrued quarterly. Accrued but unpaid interest was added to the principal balance. At the election of Lux Bond Co, interest for a quarter may have been paid in cash and the fixed rate reduced by 50 basis points per annum for that quarter. In the second, third and fourth quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash, and we funded the applicable Lux PIK Term Loan interest payments. See Note 17, Related Party Transactions—Due to/from Affiliate. On April 8, 2014, the outstanding balance of the Lux PIK Term Loan, including accrued interest, was repaid with the proceeds of the HoldCo Notes discussed above, and no amounts were outstanding as of October 31, 2014, or May 31, 2014.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions, except percentages)		(recast)		(recast)
Income tax provision	$19.8	$12.6	$32.6	$16.0
Effective income tax rate	60.2%	16.2%	27.3%	17.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily driven by an increase in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to lower tax rates and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2015 compared to the corresponding period of fiscal 2014 was primarily driven by an increase in the amount of unrecognized tax benefits, an increase in foreign earnings subject to lower tax rates, a reduction in the amount of foreign entity restructuring tax expense and an increase in foreign earnings subject to U.S. taxes.

During the upcoming twelve months ending October 31, 2015, we expect a net reduction of approximately $21.8 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

Our net deferred tax assets were $87.9 million and $116.1 million as of October 31, 2014 and May 31, 2014. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2014	$66.0	$(7.4)	$(9.9)	$48.7
Other comprehensive income (loss)	(115.0)	0.6	(0.9)	(115.3)

Balance, October 31, 2014	$(49.0)	$(6.8)	$(10.8)	$(66.6)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $2.5 million and $2.5 million as of October 31, 2014 and May 31, 2014, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $6.9 million and $6.2 million as of October 31, 2014 and May 31, 2014, respectively.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in any of the periods presented.

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2014
Foreign currency translation adjustment	$(80.0)	$—	$(80.0)
Change in funded status of defined benefit plans	0.6	—	0.6
Derivative instruments unrealized gain (loss)	(4.1)	1.6	(2.5)

Other comprehensive income (loss)	$(83.5)	$1.6	$(81.9)

October 31, 2013 (recast)
Foreign currency translation adjustment	$(0.9)	$—	$(0.9)
Change in funded status of defined benefit plans	(0.3)	—	(0.3)
Derivative instruments unrealized gain (loss)	(13.9)	5.4	(8.5)

Other comprehensive income (loss)	$(15.1)	$5.4	$(9.7)

(in millions) Six Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2014
Foreign currency translation adjustment	$(137.3)	$—	$(137.3)
Change in funded status of defined benefit plans	1.6	(0.1)	1.5
Derivative instruments unrealized gain (loss)	(4.9)	1.9	(3.0)

Other comprehensive income (loss)	$(140.6)	$1.8	$(138.8)

October 31, 2013 (recast)
Foreign currency translation adjustment	$(24.0)	$—	$(24.0)
Change in funded status of defined benefit plans	2.1	(0.5)	1.6
Derivative instruments unrealized gain (loss)	(13.9)	5.4	(8.5)

Other comprehensive income (loss)	$(35.8)	$4.9	$(30.9)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.4 million and $12.6 million for the three-month periods ended October 31, 2014 and October 31, 2013, respectively. For the first six months of fiscal 2015 and 2014, total rent expense for operating leases was $28.3 million and $25.9 million, respectively.

We have also entered into certain capital lease commitments for buildings, computers and operating equipment, and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of October 31, 2014, and May 31, 2014, we have accrued $2.6 million and $2.4 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

On August 16, 2013, the District Court issued an Opinion and Order finding Lawson in contempt of its May 23, 2011, injunction, awarding damages to ePlus in the amount of $18,167,950 (plus post-judgment interest at an annual rate of 0.12%), denying ePlus’ request for enhanced damages and attorney’s fees, and imposing a coercive remedy in the daily amount of $62,362 payable to the Court, unless and until Lawson establishes that it is in compliance with the Court’s injunction order by September 20, 2013. Lawson appealed the District Court’s rulings on contempt to the Federal Circuit.

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

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of October 31, 2014, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of October 31, 2014, and May 31, 2014.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification Asset (Liability)	Fair Value at
				October 31, 2014	May 31, 2014
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(1.4)	$—
			Other long-term liabilities	(6.5)	(7.3)
Interest rate swap	212.6	2.4740%	Accrued expenses	(0.6)	—
			Other long-term liabilities	(3.4)	(3.6)
Interest rate swap	212.6	2.4750%	Accrued expenses	(0.6)	—
			Other long-term liabilities	(3.4)	(3.6)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.3)	—
			Other long-term liabilities	(1.5)	(1.6)

Total	$945.0		Total, net asset (liability)	$(17.7)	$(16.1)

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of Operations Location	Three Months Ended October 31,		Six Months Ended October 31,
		2014	2013	2014	2013
(in millions)			(recast)		(recast)
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(4.1)	$(13.9)	$(4.9)	$(13.9)

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$—	$—	$—	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of October 31, 2014, none of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately four years.

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

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance and Consulting. See Note 1, Nature of Business and Basis of Presentation – Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic, product and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and sales margin for these three segments.

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

Maintenance—Our Maintenance segment provides software updates and product support including when-and-if-available upgrades, release updates, regulatory updates and patches, access to our knowledge base and technical support team, technical advice and application management. Generally, these services are provided under annual contracts. Infor’s maintenance agreements are comprehensive customer support programs which entitle customers to various levels of support to meet their specific needs. Infor’s maintenance and customer support offerings are delivered through our global support organization operating from our support centers around the world. Maintenance revenues include product updates and support fees revenues which represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. These revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
October 31, 2014
Revenues	$133.0	$373.3	$180.9	$687.2
Cost of revenues	27.9	65.3	138.2	231.4
Direct sales and marketing costs	91.3	—	7.2	98.5

Sales margin	$13.8	$308.0	$35.5	$357.3

Sales margin %	10.4%	82.5%	19.6%	52.0%
October 31, 2013 (recast)
Revenues	$116.4	$369.6	$189.2	$675.2
Cost of revenues	17.4	62.7	145.2	225.3
Direct sales and marketing costs	86.8	—	—	86.8

Sales margin	$12.2	$306.9	$44.0	$363.1

Sales margin %	10.5%	83.0%	23.3%	53.8%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
October 31, 2014
Revenues	$325.6	$747.1	$368.6	$1,441.3
Cost of revenues	60.1	131.7	284.7	476.5
Direct sales and marketing costs	198.4	—	7.2	205.6

Sales margin	$67.1	$615.4	$76.7	$759.2

Sales margin %	20.6%	82.4%	20.8%	52.7%
October 31, 2013 (recast)
Revenues	$276.0	$736.4	$377.6	$1,390.0
Cost of revenues	43.4	126.0	294.7	464.1
Direct sales and marketing costs	185.8	—	—	185.8

Sales margin	$46.8	$610.4	$82.9	$740.1

Sales margin %	17.0%	82.9%	22.0%	53.2%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions)		(recast)		(recast)
Reportable segment revenues	$687.2	$675.2	$1,441.3	$1,390.0
Purchase accounting revenue adjustments(1)	(1.6)	(2.0)	(2.5)	(5.5)

Total revenues	$685.6	$673.2	$1,438.8	$1,384.5

Reportable segment sales margin	$357.3	$363.1	$759.2	$740.1
Other unallocated costs and operating expenses(2)	173.3	153.2	359.7	333.4
Amortization of intangible assets and depreciation	61.3	64.8	126.4	129.0
Restructuring costs	3.8	0.9	11.3	5.0

Income from operations	118.9	144.2	261.8	272.7
Total other expense, net	86.0	66.6	142.6	180.1

Income before income tax	$32.9	$77.6	$119.2	$92.6

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, equity-based compensation, acquisition-related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
October 31, 2014
Software license fees and subscriptions	$85.2	$37.3	$10.3	$132.8
Product updates and support fees	231.5	110.4	30.1	372.0

Software revenues	316.7	147.7	40.4	504.8
Consulting services and other fees	90.9	74.5	15.4	180.8

Total revenues	$407.6	$222.2	$55.8	$685.6

October 31, 2013 (recast)
Software license fees and subscriptions	$72.6	$33.2	$9.7	$115.5
Product updates and support fees	225.6	113.6	29.9	369.1

Software revenues	298.2	146.8	39.6	484.6
Consulting services and other fees	91.1	79.6	17.9	188.6

Total revenues	$389.3	$226.4	$57.5	$673.2

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
October 31, 2014
Software license fees and subscriptions	$201.8	$93.0	$30.0	$324.8
Product updates and support fees	459.5	225.9	60.3	745.7

Software revenues	661.3	318.9	90.3	1,070.5
Consulting services and other fees	179.3	156.6	32.4	368.3

Total revenues	$840.6	$475.5	$122.7	$1,438.8

October 31, 2013 (recast)
Software license fees and subscriptions	$169.1	$79.0	$24.6	$272.7
Product updates and support fees	451.9	223.6	60.0	735.5

Software revenues	621.0	302.6	84.6	1,008.2
Consulting services and other fees	177.1	161.5	37.7	376.3

Total revenues	$798.1	$464.1	$122.3	$1,384.5

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
October 31, 2014	$50.4	$24.7	$6.9	$82.0
May 31, 2014	$50.6	$26.5	$5.7	$82.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
(in millions)		(recast)		(recast)
United States	$362.5	$339.9	$747.0	$696.9
All other countries	323.1	333.3	691.8	687.6

Total revenues	$685.6	$673.2	$1,438.8	$1,384.5

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	October 31, 2014	May 31, 2014
United States	$47.2	$49.4
Germany	6.2	8.6
All other countries	28.6	24.8

Total long-lived tangible assets	$82.0	$82.8

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

Golden Gate Capital

During the three and six months ended October 31, 2014, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $1.5 million and $3.0 million, respectively, for Golden Gate Capital management fees and expenses rendered under the advisory agreement in connection with acquisitions, debt refinancing and other advisory services. We recognized $1.4 million and $2.6 million, respectively, in the comparable three and six month periods last year related to this agreement. At October 31, 2014, $0.9 million of these fees remained unpaid.

In the normal course of business, we may sell or purchase products and services to companies owned by Golden Gate Capital. Sales to Golden Gate Capital-owned companies were approximately $0.6 million and $1.3 million in the first six months of fiscal 2015 and 2014, respectively. These revenues were recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. In addition, we have made an immaterial amount of payments to companies owned by Golden Gate Capital in the first six months of fiscal 2015 and payments of approximately $0.1 million in the comparable period of fiscal 2014.

Summit Partners

During the three and six months ended October 31, 2014, we recognized as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations $0.5 million and $1.0 million, respectively, for Summit Partners management fees and expenses rendered under the advisory agreement in connection with acquisitions, debt refinancing and other advisory services. We recognized $0.5 million and $1.0 million, respectively, in the comparable three and six month periods last year related to this agreement. All of these fees were paid at October 31, 2014. We had no sales to companies owned by Summit Partners in the first six months of fiscal 2015 or the corresponding prior period. We have made an immaterial amount of payments to companies owned by Summit Partners in the first six months of fiscal 2015 and in the corresponding prior period of fiscal 2014.

In October 2014, we entered into a Master Services Agreement with Summit Partners (the MSA) under which we agreed to offer certain of Summit Partners’ portfolio companies our software products and our professional services at our customary rates. The MSA has an initial term of 12 months and automatically renews for successive 12-month renewal periods unless either party provides written notice of intent not to renew within 90 days prior to the first day of the applicable renewal period. In addition, after the initial term either party may terminate the MSA upon 90 days written notice.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Lux Bond Co, of $35.3 million and $35.3 million as of October 31, 2014, and May 31, 2014, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets. In the first six months of fiscal 2014, Lux Bond Co elected to pay second quarter interest related to the then outstanding Lux PIK Term Loan in cash, and we funded the second quarter interest of $5.6 million that was due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In the first six months of fiscal 2015 we did not fund any interest payment related to our affiliates’ debt through additional intercompany loans. See, Dividends Paid to Affiliates, below. In the first six months of fiscal 2015, we paid certain expenses of our affiliates related to the HoldCo Notes of approximately $0.2 million which is reflected in the balance of receivable from stockholders above.

In addition, Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co. The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our stockholder receivable. In the six months ended October 31, 2014 and 2013, we recorded payments of $5.0 million and $4.1 million, respectively, related to the Tax Allocation Agreement as reductions to our stockholder receivable. In addition, in the first six months of fiscal 2015 we made payments of $11.7 million under the Tax Allocation Agreement, $3.2 million and $8.5 million in the first and second quarters, respectively, which were recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. We had $0.0 million and $3.2 million payable under the Tax Allocation Agreement as of October 31, 2014, and May 31, 2014, respectively.

Dividends Paid to Affiliates

In the second quarter of fiscal 2015 we paid dividends to certain of our affiliates totaling $42.7 million. In October 2014, HoldCo elected to pay interest due related to the HoldCo notes of $30.1 million in cash and we funded the quarterly interest due related to the HoldCo Notes through dividend distributions from Infor to HoldCo of $21.6 million and the payments made under the Tax Allocation Agreement of $8.5 million. In future periods we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividends. In October 2014, we made dividend distributions of approximately $21.1 million to Infor Enterprise Applications, LP, an affiliate of the parent company of Infor, to fund equity distributions to members of our executive management team under certain of their equity awards.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of October 31, 2014, and May 31, 2014, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and six-month periods ended October 31, 2014 and 2013, and our Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2014 and 2013.

Condensed Consolidating Balance Sheets

	October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$58.7	$—	$269.9	$—	$328.6
Accounts receivable, net	—	135.2	6.0	180.8	—	322.0
Prepaid expenses	—	50.2	17.2	37.2	—	104.6
Income tax receivable	—	26.1	0.3	15.1	—	41.5
Other current assets	—	7.5	2.1	12.1	—	21.7
Affiliate receivable	—	489.0	542.7	33.8	(1,065.5)	—
Deferred tax assets	—	12.3	4.2	12.6	(0.1)	29.0

Total current assets	—	779.0	572.5	561.5	(1,065.6)	847.4
Property and equipment, net	—	33.2	14.0	34.8	—	82.0
Intangible assets, net	—	586.0	7.7	260.0	—	853.7
Goodwill	—	2,400.7	62.5	1,737.9	—	4,201.1
Deferred tax assets	0.2	—	1.9	58.9	(2.1)	58.9
Other assets	—	6.2	4.6	19.0	—	29.8
Deferred financing fees, net	—	116.4	—	—	—	116.4
Affiliate receivable	—	814.3	1.4	152.5	(968.2)	—
Investment in subsidiaries	—	1,599.9	—	—	(1,599.9)	—

Total assets	$0.2	$6,335.7	$664.6	$2,824.6	$(3,635.8)	$6,189.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$21.0	$0.2	$16.2	$—	$37.4
Income taxes payable	—	—	—	35.9	—	35.9
Accrued expenses	—	131.9	27.8	162.8	—	322.5
Deferred tax liabilities	0.1	—	—	1.7	(0.1)	1.7
Deferred revenue	—	496.6	18.0	251.8	—	766.4
Affiliate payable	29.4	548.1	452.3	35.7	(1,065.5)	—
Current portion of long-term obligations	—	1.2	—	—	—	1.2

Total current liabilities	29.5	1,198.8	498.3	504.1	(1,065.6)	1,165.1
Long-term debt	—	5,235.7	—	—	—	5,235.7
Deferred tax liabilities	—	155.1	—	24.4	(2.1)	177.4
Affiliate payable	58.6	180.8	0.3	728.5	(968.2)	—
Other long-term liabilities	—	53.7	7.3	126.4	—	187.4
Losses in excess of investment in subsidiaries	488.4	—	—	—	(488.4)	—

Total liabilities	576.5	6,824.1	505.9	1,383.4	(2,524.3)	6,765.6
Total stockholders’ equity (deficit)	(576.3)	(488.4)	158.7	1,441.2	(1,111.5)	(576.3)

Total liabilities and stockholders’ deficit	$0.2	$6,335.7	$664.6	$2,824.6	$(3,635.8)	$6,189.3

	May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$227.4	$—	$347.9	$—	$575.3
Accounts receivable, net	—	165.3	10.9	228.0	—	404.2
Prepaid expenses	—	50.5	14.9	42.7	—	108.1
Income tax receivable	—	17.8	0.2	15.7	—	33.7
Other current assets	—	18.5	0.2	14.8	—	33.5
Affiliate receivable	—	431.0	439.2	35.7	(905.9)	—
Deferred tax assets	—	9.9	4.2	13.5	(0.1)	27.5

Total current assets	—	920.4	469.6	698.3	(906.0)	1,182.3
Property and equipment, net	—	34.0	15.4	33.4	—	82.8
Intangible assets, net	—	627.1	9.3	314.3	—	950.7
Goodwill	—	2,378.8	62.5	1,875.9	—	4,317.2
Deferred tax assets	0.4	—	6.2	88.4	(6.4)	88.6
Other assets	—	5.9	4.4	21.2	—	31.5
Deferred financing fees, net	—	125.0	—	—	—	125.0
Affiliate receivable	—	873.7	1.3	150.2	(1,025.2)	—
Investment in subsidiaries	—	1,669.0	—	—	(1,669.0)	—

Total assets	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$26.4	$0.1	$27.3	$—	$53.8
Income taxes payable	—	—	—	19.8	—	19.8
Accrued expenses	—	185.1	33.8	187.4	—	406.3
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	579.4	17.9	378.0	—	975.3
Affiliate payable	29.5	469.9	361.0	45.5	(905.9)	—
Current portion of long-term obligations	—	31.7	—	—	—	31.7

Total current liabilities	29.6	1,292.5	412.8	659.3	(906.0)	1,488.2
Long-term debt	—	5,339.6	—	—	—	5,339.6
Deferred tax liabilities	—	160.4	(0.1)	38.6	(6.4)	192.5
Affiliate payable	58.6	151.1	0.4	815.1	(1,025.2)	—
Other long-term liabilities	—	62.5	5.5	149.8	—	217.8
Losses in excess of investment in subsidiaries	372.2	—	—	—	(372.2)	—

Total liabilities	460.4	7,006.1	418.6	1,662.8	(2,309.8)	7,238.1
Total stockholders’ equity (deficit)	(460.0)	(372.2)	150.1	1,518.9	(1,296.8)	(460.0)

Total liabilities and stockholders’ deficit	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

Condensed Consolidating Statements of Operations

	Three Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$79.3	$1.1	$52.4	$—	$132.8
Product updates and support fees	—	209.1	7.7	155.2	—	372.0

Software revenues	—	288.4	8.8	207.6	—	504.8
Consulting services and other fees	—	78.3	3.5	99.0	—	180.8

Total revenues	—	366.7	12.3	306.6	—	685.6

Operating expenses:
Cost of software license fees and subscriptions	—	17.7	2.3	8.7	0.3	29.0
Cost of product updates and support fees	—	31.4	0.6	32.3	1.2	65.5
Cost of consulting services and other fees	—	51.0	4.7	80.8	2.0	138.5
Sales and marketing	—	62.3	6.9	48.9	1.5	119.6
Research and development	—	55.9	2.3	43.2	2.9	104.3
General and administrative	—	4.8	29.8	19.4	(7.9)	46.1
Amortization of intangible assets and depreciation	—	36.1	3.3	21.9	—	61.3
Restructuring costs	—	0.3	—	3.5	—	3.8
Acquisition-related and other costs	—	(1.8)	0.2	0.2	—	(1.4)
Affiliate (income) expense, net	—	51.0	(44.9)	(6.1)	—	—

Total operating expenses	—	308.7	5.2	252.8	—	566.7

Income from operations	—	58.0	7.1	53.8	—	118.9

Other expense, net:
Interest expense, net	—	87.7	0.1	0.2	—	88.0
Affiliate interest (income) expense, net	—	(10.6)	(0.1)	10.7	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(22.5)	—	20.5	—	(2.0)

Total other expense, net	—	54.6	—	31.4	—	86.0

Income (loss) before income tax	—	3.4	7.1	22.4	—	32.9
Income tax provision (benefit)	—	(1.0)	4.0	16.8	—	19.8
Equity in (earnings) loss of subsidiaries	(13.1)	(8.7)	—	—	21.8	—

Net income (loss)	$13.1	$13.1	$3.1	$5.6	$(21.8)	$13.1

	Three Months Ended October 31, 2013 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$67.4	$0.5	$47.6	$—	$115.5
Product updates and support fees	—	204.1	7.0	158.0	—	369.1

Software revenues	—	271.5	7.5	205.6	—	484.6
Consulting services and other fees	—	75.4	3.7	109.5	—	188.6

Total revenues	—	346.9	11.2	315.1	—	673.2

Operating expenses:
Cost of software license fees and subscriptions	—	10.8	0.7	7.6	0.2	19.3
Cost of product updates and support fees	—	30.0	0.8	30.6	1.3	62.7

Cost of consulting services and other fees	—	55.3	2.8	84.5	2.4	145.0
Sales and marketing	—	50.2	6.3	46.8	1.5	104.8
Research and development	—	46.5	2.5	41.1	2.7	92.8
General and administrative	—	(0.8)	27.2	21.1	(8.1)	39.4
Amortization of intangible assets and depreciation	—	37.2	3.3	24.3	—	64.8
Restructuring costs	—	(0.9)	0.1	1.7	—	0.9
Acquisition-related and other costs	—	0.2	—	(0.9)	—	(0.7)
Affiliate (income) expense, net	—	37.8	(37.9)	0.1	—	—

Total operating expenses	—	266.3	5.8	256.9	—	529.0

Income (loss) from operations	—	80.6	5.4	58.2	—	144.2

Other expense, net:
Interest expense, net	—	98.7	—	0.3	—	99.0
Affiliate interest (income) expense, net	—	(14.9)	—	14.9	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	6.6	—	(39.0)	—	(32.4)

Total other expense, net	—	90.4	—	(23.8)	—	66.6

Income (loss) before income tax	—	(9.8)	5.4	82.0	—	77.6
Income tax provision (benefit)	—	(3.2)	1.3	14.5	—	12.6
Equity in (earnings) loss of subsidiaries	(65.0)	(71.6)	—	—	136.6	—

Net income (loss)	$65.0	$65.0	$4.1	$67.5	$(136.6)	$65.0

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$185.0	$7.3	$132.5	$—	$324.8
Product updates and support fees	—	414.6	15.3	315.8	—	745.7

Software revenues	—	599.6	22.6	448.3	—	1,070.5
Consulting services and other fees	—	151.0	6.9	210.4	—	368.3

Total revenues	—	750.6	29.5	658.7	—	1,438.8

Operating expenses:
Cost of software license fees and subscriptions	—	38.2	4.2	19.7	0.5	62.6
Cost of product updates and support fees	—	62.7	1.3	65.9	2.4	132.3
Cost of consulting services and other fees	—	104.6	9.4	167.1	3.9	285.0
Sales and marketing	—	121.8	14.3	108.3	2.9	247.3
Research and development	—	108.6	4.6	87.4	5.7	206.3
General and administrative	—	16.9	62.3	42.7	(15.4)	106.5
Amortization of intangible assets and depreciation	—	73.9	6.6	45.9	—	126.4
Restructuring costs	—	1.5	0.2	9.6	—	11.3
Acquisition-related and other costs	—	(1.7)	0.2	0.8	—	(0.7)
Affiliate (income) expense, net	—	119.3	(92.7)	(26.6)	—	—

Total operating expenses	—	645.8	10.4	520.8	—	1,177.0

Income from operations	—	104.8	19.1	137.9	—	261.8

Other expense, net:
Interest expense, net	—	176.7	0.2	(0.2)	—	176.7
Affiliate interest (income) expense, net	—	(22.0)	(0.1)	22.1		—

Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(35.2)	—	1.1	—	(34.1)

Total other expense, net	—	119.5	0.1	23.0	—	142.6
Income (loss) before income tax	—	(14.7)	19.0	114.9	—	119.2
Income tax provision (benefit)	—	(5.4)	8.3	29.7	—	32.6
Equity in loss (earnings) of subsidiaries	(86.6)	(95.9)	—	—	182.5	—

Net income (loss)	$86.6	$86.6	$10.7	$85.2	$(182.5)	$86.6

	Six Months Ended October 31, 2013 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$153.3	$3.4	$116.0	$—	$272.7
Product updates and support fees	—	408.1	14.3	313.1	—	735.5

Software revenues	—	561.4	17.7	429.1	—	1,008.2
Consulting services and other fees	—	146.7	6.5	223.1	—	376.3

Total revenues	—	708.1	24.2	652.2	—	1,384.5

Operating expenses:
Cost of software license fees and subscriptions	—	26.2	3.4	17.6	0.3	47.5
Cost of product updates and support fees	—	61.0	1.6	60.9	2.5	126.0
Cost of consulting services and other fees	—	111.8	5.1	172.6	4.6	294.1
Sales and marketing	—	106.7	15.7	98.3	2.9	223.6
Research and development	—	96.7	4.5	81.8	5.2	188.2
General and administrative	—	3.5	57.4	43.9	(15.5)	89.3
Amortization of intangible assets and depreciation	—	73.9	6.5	48.6	—	129.0
Restructuring costs	—	0.2	0.3	4.5	—	5.0
Acquisition-related and other costs	—	11.0	0.4	(2.3)	—	9.1
Affiliate (income) expense, net	—	70.2	(76.6)	6.4	—	—

Total operating expenses	—	561.2	18.3	532.3	—	1,111.8

Income from operations	—	146.9	5.9	119.9	—	272.7

Other expense, net:
Interest expense, net	—	198.8	—	0.4	—	199.2
Affiliate interest (income) expense, net	—	(31.7)	(0.1)	31.8	—	—
Loss on extinguishment of debt	—	0.7	—	—	—	0.7
Other (income) expense, net	—	9.4	(0.2)	(29.0)	—	(19.8)

Total other expense, net	—	177.2	(0.3)	3.2	—	180.1

Income (loss) before income tax	—	(30.3)	6.2	116.7	—	92.6
Income tax provision (benefit)	—	(8.2)	2.8	21.4	—	16.0
Equity in loss (earnings) of subsidiaries	(76.6)	(98.7)	—	—	175.3	—

Net income (loss)	$76.6	$76.6	$3.4	$95.3	$(175.3)	$76.6

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$13.1	$13.1	$3.1	$5.6	$(21.8)	$13.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(80.0)	—	(80.0)
Defined benefit plan funding status, net of tax	—	—	—	0.6	—	0.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.5)	—	—	—	(2.5)

Total other comprehensive income (loss)	—	(2.5)	—	(79.4)	—	(81.9)

Comprehensive income (loss)	$13.1	$10.6	$3.1	$(73.8)	$(21.8)	$(68.8)

	Three Months Ended October 31, 2013 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$65.0	$65.0	$4.1	$67.5	$(136.6)	$65.0

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(0.9)	—	(0.9)
Defined benefit plan funding status, net of tax	—	—	—	(0.3)	—	(0.3)
Unrealized gain (loss) on derivative instruments, net of tax	—	(8.5)	—	—	—	(8.5)

Total other comprehensive income (loss)	—	(8.5)	—	(1.2)	—	(9.7)

Comprehensive income (loss)	$65.0	$56.5	$4.1	$66.3	$(136.6)	$55.3

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$86.6	$86.6	$10.7	$85.2	$(182.5)	$86.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(137.3)	—	(137.3)
Defined benefit plan funding status, net of tax	—	0.1	—	1.4	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(3.0)	—	—	—	(3.0)

Total other comprehensive income (loss)	—	(2.9)	—	(135.9)	—	(138.8)

Comprehensive income (loss)	$86.6	$83.7	$10.7	$(50.7)	$(182.5)	$(52.2)

	Six Months Ended October 31, 2013 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$76.6	$76.6	$3.4	$95.3	$(175.3)	$76.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(24.0)	—	(24.0)
Defined benefit plan funding status, net of tax	—	0.2	—	1.4	—	1.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(8.5)	—	—	—	(8.5)

Total other comprehensive income (loss)	—	(8.3)	—	(22.6)	—	(30.9)

Comprehensive income (loss)	$76.6	$68.3	$3.4	$72.7	$(175.3)	$45.7

Condensed Consolidating Statements of Cash Flows

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$61.5	$2.9	$(3.9)	$—	$60.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.3	—	0.7	—	19.0
Purchases of property, equipment and software	—	(6.9)	(2.9)	(10.5)	—	(20.3)

Net cash used in investing activities	—	(15.9)	(2.9)	(12.6)	—	(31.4)

Cash flows from financing activities:
Dividends paid	—	(42.7)	—	—	—	(42.7)
Loans to stockholders	—	(0.2)	—	—	—	(0.2)
Payments on capital lease obligations	—	(0.2)	—	(1.2)	—	(1.4)
Proceeds from issuance of debt	—	—	—	—	—	—
Payments on long-term debt	—	(71.6)	—	—	—	(71.6)
(Payments) proceeds from affiliate within group	—	(0.3)	—	0.3	—	—
Deferred financing fees	—	—	—	—	—	—
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(123.5)	—	(0.9)	—	(124.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23.2)	—	(23.2)

Net increase (decrease) in cash and cash equivalents	—	(77.9)	—	(40.6)	—	(118.5)
Cash and cash equivalents at the beginning of the period	—	136.6	—	310.5	—	447.1

Cash and cash equivalents at the end of the period	$—	$58.7	$—	$269.9	$—	$328.6

	Six Months Ended October 31, 2013 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$43.0	$(4.9)	$62.5	$—	$100.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(23.4)	—	(0.3)	—	(23.7)
Change in restricted cash	—	(18.2)	—	(2.0)	—	(20.2)
Purchases of property, equipment and software	—	(4.2)	(4.5)	(5.1)	—	(13.8)

Net cash used in investing activities	—	(45.8)	(4.5)	(7.4)	—	(57.7)

Cash flows from financing activities:
Loans to stockholders	—	(1.5)	—	—	—	(1.5)
Payments on capital lease obligations	—	(0.1)	—	(0.8)	—	(0.9)
Proceeds from issuance of debt	—	937.7	—	—	—	937.7
Payments on long-term debt	—	(942.9)	—	—	—	(942.9)
(Payments) proceeds from affiliate within group	—	(17.4)	9.4	8.0	—	—
Deferred financing fees	—	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	—	(36.1)	9.4	7.2	—	(19.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3.1	—	3.1

Net increase (decrease) in cash and cash equivalents	—	(38.9)	—	65.4	—	26.5
Cash and cash equivalents at the beginning of the period	—	107.6	—	230.3	—	337.9

Cash and cash equivalents at the end of the period	$—	$68.7	$—	$295.7	$—	$364.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we have reported our quarterly results based on our new fiscal calendar. Accordingly, in this Quarterly Report on Form 10-Q, we have reported the second quarter of fiscal year 2015 as the three months ended October 31, 2014, and the six months ended October 31, 2014, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. In addition, all applicable prior period financial information has been recast based on our new fiscal calendar to facilitate comparability of the current and prior periods.

The following discussion and analysis of our financial condition and result of operations for the fiscal periods ended October 31, 2014, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2014, which are included in the Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 13,110 employees worldwide and have offices in 42 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2015, our Americas, EMEA and APAC regions generated approximately 58.5%, 33.0% and 8.5% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Second Quarter Fiscal 2015 Overview

During the second quarter of fiscal 2015 we continued the transition to our new fiscal calendar. The second quarter of fiscal 2015 reflects our results for the three months ended October 31, 2014. We have recast prior period financial information based on our new fiscal calendar to facilitate comparability of the current and prior quarter and year-to-date periods.

In the second quarter of fiscal 2015 we realized growth in our software license fees and subscriptions revenues across all geographic regions. We continue to see traction in the higher growth products where we have made investments over the past three years and with our SaaS subscription offerings. Our product updates and support fees revenues were up slightly from last year, while demand for our consulting services was lower globally. Overall we had another quarter of positive revenue growth. We continued to invest in our products and services to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, in our new technology platform, and to expand our cloud offerings. We held our annual customer event, Inforum, in September this year which is reflected in the increase in our second quarter sales and marketing costs. Together, these and other increases in operating costs negatively impacted our income from operations which decreased $25.3 million, or 17.5%, when compared to the same quarter last year. Our operating margin declined to 17.3% in the current quarter compared to 21.4% last year. We continue to benefit from our fiscal 2014 refinancing activities which resulted in a significant reduction in the cost of servicing our debt.

Acquisitions

An acquisition program is an important element of our corporate strategy. We have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, for additional information related to our recent acquisitions.

We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations or additional borrowings. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Fiscal 2015 Acquisitions

In the first six months of fiscal 2015, we completed one acquisition. On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complements our CRM product offerings and adds additional sales and service functionality to our industry-focused Infor CloudSuites in the high-growth CRM market.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures as well. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP measures include non-GAAP revenues. See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding GAAP measures.

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

For the second quarter of fiscal 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 3.5% and weakened by approximately 3.5%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2014. For the six months ended October 31, 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 0.2% and 7.0%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2014.

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period using constant currency disclosure. To present this information, the most current period results for our entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates (i.e. the average rates in effect in the prior comparable period) rather than the actual exchange rates in effect during the respective period. In each of the tables below, we present the percent change based on actual results in reported currency and in constant currency.

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages) Three Months Ended October 31, 2014 vs. 2013 (recast)	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees and subscriptions	$(2.5)	$19.8	$17.3	(2.1)%	17.1%	15.0%
Product updates and support fees	(5.2)	8.1	2.9	(1.4)	2.2	0.8

Software revenues	(7.7)	27.9	20.2	(1.6)	5.8	4.2
Consulting services and other fees	(4.4)	(3.4)	(7.8)	(2.3)	(1.8)	(4.1)

Total revenues	$(12.1)	$24.5	$12.4	(1.8)%	3.6%	1.8%

Total operating expenses	$(8.7)	$46.4	$37.7	(1.7)%	8.8%	7.1%

(in millions, except percentages) Six Months Ended October 31, 2014 vs. 2013 (recast)	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees and subscriptions	$(2.1)	$54.2	$52.1	(0.8)%	19.9%	19.1%
Product updates and support fees	(1.3)	11.5	10.2	(0.2)	1.6	1.4

Software revenues	(3.4)	65.7	62.3	(0.3)	6.5	6.2
Consulting services and other fees	(2.2)	(5.8)	(8.0)	(0.6)	(1.5)	(2.1)

Total revenues	$(5.6)	$59.9	$54.3	(0.4)%	4.3%	3.9%

Total operating expenses	$(2.2)	$67.4	$65.2	(0.2)%	6.1%	5.9%

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

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•	Revenue Recognition;

•	Business Combinations;

•	Restructuring;

•	Valuation of Accounts Receivable;

•	Valuation and Assessment of Impairment of Goodwill and Intangible Assets;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Contingencies—Litigation Reserves; and

•	Equity-Based Compensation

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2015.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Revenues:
Software license fees and subscriptions	$132.8	$115.5	15.0%	17.1%	$324.8	$272.7	19.1%	19.9%
Product updates and support fees	372.0	369.1	0.8	2.2	745.7	735.5	1.4	1.6

Software revenues	504.8	484.6	4.2	5.8	1,070.5	1,008.2	6.2	6.5
Consulting services and other fees	180.8	188.6	(4.1)	(1.8)	368.3	376.3	(2.1)	(1.5)

Total revenues	685.6	673.2	1.8	3.6	1,438.8	1,384.5	3.9	4.3

Operating expenses:
Cost of software license fees and subscriptions	29.0	19.3	50.3	51.8	62.6	47.5	31.8	32.4
Cost of product updates and support fees	65.5	62.7	4.5	5.9	132.3	126.0	5.0	5.1
Cost of consulting services and other fees	138.5	145.0	(4.5)	(2.6)	285.0	294.1	(3.1)	(2.9)
Sales and marketing	119.6	104.8	14.1	15.5	247.3	223.6	10.6	10.7
Research and development	104.3	92.8	12.4	14.0	206.3	188.2	9.6	10.1
General and administrative	46.1	39.4	17.0	19.3	106.5	89.3	19.3	19.3
Amortization of intangible assets and depreciation	61.3	64.8	(5.4)	(4.2)	126.4	129.0	(2.0)	(1.9)
Restructuring costs	3.8	0.9	322.2	333.3	11.3	5.0	126.0	124.0
Acquisition-related and other costs	(1.4)	(0.7)	100.0	100.0	(0.7)	9.1	(107.7)	(107.7)

Total operating expenses	566.7	529.0	7.1	8.8	1,177.0	1,111.8	5.9	6.1

Income from operations	118.9	144.2	(17.5)	(15.2)	261.8	272.7	(4.0)	(2.8)

Interest expense, net	88.0	99.0	(11.1)	(11.1)	176.7	199.2	(11.3)	(11.3)
Loss on extinguishment of debt	—	—	NM	NM	—	0.7	(100.0)	(100.0)
Other (income) expense, net	(2.0)	(32.4)	(93.8)	(95.1)	(34.1)	(19.8)	72.2	61.6

Income before income tax	32.9	77.6	(57.6)	(53.7)	119.2	92.6	28.7	30.1
Income tax provision	19.8	12.6	57.1	57.9	32.6	16.0	103.8	113.1

Net income	$13.1	$65.0	(79.8)%	(75.4)%	$86.6	$76.6	13.1%	12.8%

*	NM—Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and six-month periods ended October 31, 2014, and the recast three and six months ended October 31, 2013, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Revenues:
Software license fees and subscriptions	$132.8	$115.5	15.0%	17.1%	$324.8	$272.7	19.1%	19.9%
Product updates and support fees	372.0	369.1	0.8	2.2	745.7	735.5	1.4	1.6

Software revenues	504.8	484.6	4.2	5.8	1,070.5	1,008.2	6.2	6.5
Consulting services and other fees	180.8	188.6	(4.1)	(1.8)	368.3	376.3	(2.1)	(1.5)

Total revenues	$685.6	$673.2	1.8%	3.6%	$1,438.8	$1,384.5	3.9%	4.3%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies—Revenue Recognition, in our financial statements related to our fiscal year ended May 31, 2014, as provided in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, for a more complete description of our revenue recognition policy.

Total revenues increased by 3.6% in the second quarter of fiscal 2015 compared to the similar period of fiscal 2014, excluding the unfavorable foreign currency impact of 1.8%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues, which were up 17.1%, as well as a 2.2% increase in our product updates and support fees. These increases were somewhat offset by a quarter-over-quarter decrease of 1.8% in our consulting services and other fees revenues. For the six-month period ended October 31, 2014, total revenues increased by 4.3% compared to the six-month period ended October 31, 2013, excluding the unfavorable foreign currency impact of 0.4%. On a constant currency basis, the year-to-date increase was due to growth in our software license fees and subscriptions revenues, which were up 19.9%, and our product updates and support fees, which were up 1.6%, somewhat offset by a decrease in our consulting services and other fees revenues of 1.5%.

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

In the second quarter of fiscal 2015 software license fees and subscriptions revenues increased by 17.1% compared to the second quarter last year, excluding the unfavorable foreign currency impact of 2.1%. At constant currency, the increase was due to a higher volume of SaaS revenues which accounted for 9.6 points of the increase. This increase in SaaS revenues in the current quarter reflects the inclusion of the results of our recent acquisitions primarily PeopleAnswers acquired in January 2014 with no related amounts in the corresponding prior period. In addition, growth in license fees revenues accounted for 7.5 points of the increase. This increase was across all of our geographic regions. During the second quarter of fiscal 2015 we had an increase of over 10% in the number of perpetual licensing transactions with total contract values greater than $250,000 as compared to the second quarter last year. The second quarter increase in licensing transactions was partially due to the change in our sales cycle resulting from the change in our fiscal year end.

In the six-month period ended October 31, 2014, license fees and subscriptions revenues increased by 19.9%, compared to the six-month period ended October 31, 2013, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, the year-to-date increase was due to growth in license fees revenues which accounted for 11.7 points of the increase. The year-to-date increase was across all of our geographic regions. The number of perpetual licensing transactions for the first six months of fiscal 2015 was up from the corresponding period last year, including an increase of over 20% in transactions with total contract values greater than $250,000. In addition, increased SaaS revenues contributed 8.2 points of the increase including the year-to-date results of our recent acquisitions primarily PeopleAnswers.

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

Product updates and support fees increased by 2.2%, excluding the unfavorable foreign currency impact of 1.4%, in the current quarter compared to the second quarter last year.

Product updates and support fees increased by 1.6%, excluding the unfavorable foreign currency impact of 0.2%, in the six-month period ended October 31, 2014, compared to the six-month period ended October 31, 2013.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. We continue to experience maintenance retention rates of over 93.0%.

Consulting Services and Other Fees. Our consulting services and other fees revenues consist primarily of software-related services, including systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services for customers who have licensed our products. Consulting services and other fees revenues also includes revenues related to hardware systems products and Inforum, our annual customer event.

Consulting services and other fees decreased by 1.8%, excluding the unfavorable foreign currency impact of 2.3%, in the current quarter compared to the second quarter last year. At constant currency, decreased consulting services revenues were experienced across all of our geographic regions and accounted for a decrease of 6.1 points compared to the second quarter last year. This decrease was somewhat offset by a 4.1 point increase in other fees related to the timing of Inforum, our annual customer event, which was held in September during the second quarter of fiscal 2015 with no amounts recorded in the comparable period last year as our previous Inforum event was held in April 2013.

Consulting services and other fees decreased by 1.5%, excluding the unfavorable foreign currency impact of 0.6%, in the six-month period ended October 31, 2014, compared to the six-month period ended October 31, 2013. At constant currency, year-to-date decreases in consulting services revenues were experienced across all of our geographic regions and accounted for a decrease of 3.7 points compared to the comparable period last year. This decrease was somewhat offset by a 2.1 point increase in other fees in the current six-month period related to the timing of Inforum with no amounts recorded in the comparable period last year.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $785.3 million at October 31, 2014, compared to $994.8 million at May 31, 2014.

The following table sets forth the components of deferred revenue:

(in millions)	October 31, 2014	May 31, 2014
Software license fees and subscriptions	$56.9	$51.1
Product updates and support fees	669.9	869.4
Consulting services and other fees	58.5	74.3

Total deferred revenue	785.3	994.8
Less: current portion	(766.4)	(975.3)

Deferred revenue—non-current	$18.9	$19.5

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in December and May during our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Operating expenses:
Cost of software license fees and subscriptions	$29.0	$19.3	50.3%	51.8%	$62.6	$47.5	31.8%	32.4%
Cost of product updates and support fees	65.5	62.7	4.5	5.9	132.3	126.0	5.0	5.1
Cost of consulting services and other fees	138.5	145.0	(4.5)	(2.6)	285.0	294.1	(3.1)	(2.9)
Sales and marketing	119.6	104.8	14.1	15.5	247.3	223.6	10.6	10.7
Research and development	104.3	92.8	12.4	14.0	206.3	188.2	9.6	10.1
General and administrative	46.1	39.4	17.0	19.3	106.5	89.3	19.3	19.3
Amortization of intangible assets and depreciation	61.3	64.8	(5.4)	(4.2)	126.4	129.0	(2.0)	(1.9)
Restructuring costs	3.8	0.9	322.2	333.3	11.3	5.0	126.0	124.0
Acquisition-related and other costs	(1.4)	(0.7)	100.0	100.0	(0.7)	9.1	(107.7)	(107.7)

Total operating expenses	$566.7	$529.0	7.1%	8.8%	$1,177.0	$1,111.8	5.9%	6.1%

Cost of Software License Fees and Subscriptions. Cost of software license fees and subscriptions includes royalties to third parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also resell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales in our revenue mix. In addition, cost of software license fees and subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of software license fees and subscriptions increased by 51.8%, excluding the favorable foreign currency impact of 1.5%, in the current quarter compared to the second quarter last year. At constant currency, this increase was primarily due to a 39.0 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the second quarter of fiscal 2015. In addition, we had a 15.0 point increase related to higher channel partner commissions and a 2.2 point increase in third-party royalties, due to the mix of sales in the current quarter. These increases were somewhat offset by a 4.5 point decrease related to other costs.

Cost of license fees and subscriptions for the first six months of fiscal 2015 increased by 32.4%, excluding the favorable foreign currency impact of 0.6%, compared to the first six months of fiscal 2014. At constant currency, this increase was primarily due to a 26.5 point increase related to higher SaaS costs as well as higher third-party costs which accounted for an increase of 9.7 points, again in-line with our higher revenues in the first six months of fiscal 2015. These increases were somewhat offset by a 4.2 point decrease related to other costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 5.9%, excluding the favorable foreign currency impact of 1.4%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to a 2.8 point increase related to higher channel partner commissions, an increase of 2.8 points related to increased employee-related support costs due to higher headcount in our customer support organization in the second quarter of fiscal 2015 compared to last year, and an increase of 1.5 points related to higher third-party royalties. These increases were somewhat offset by a decrease in other support costs.

For the first six months of fiscal 2015, cost of product updates and support fees increased by 5.1%, excluding the favorable foreign currency impact of 0.1%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to a 2.7 point increase related to higher channel partner commissions, an increase of 2.5 points related to increased employee-related support costs in-line with higher headcount, and a 0.9 point increase related to higher third-party royalties. These increases were somewhat offset by a decrease in other support costs.

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

Cost of consulting services and other fees decreased by 2.6%, excluding the favorable foreign currency impact of 1.9%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services decreased 1.8 points due to lower billable contractor costs, and 0.5 points due to lower overhead allocations.

For the first six months of fiscal 2015, cost of consulting services and other fees decreased by 2.9%, excluding the favorable foreign currency impact of 0.2%, compared to the corresponding prior period. At constant currency, the year-to-date decrease was primarily due to a 1.0 point decrease in employee-related costs due to lower headcount in our professional services organizations, a 0.8 point decrease due to lower billable contractor costs, and a 0.5 point decrease due to lower overhead allocations.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs and overhead costs related to our sales and marketing personnel.

Sales and marketing expenses increased by 15.5%, excluding the favorable foreign currency impact of 1.4%, in the current quarter compared to the corresponding prior period. Sales and marketing expenses increased 8.7 points as a result of an increase in our marketing program costs primarily related to our September 2014 Inforum customer conference. In addition, a 6.1 point increase was due to increased employee-related sales costs with higher headcount in our sales and marketing organizations as well as increased commissions in-line with our higher license fees and subscriptions revenues in the second quarter of 2015 compared to the corresponding prior period. The increase in our employee-related sales costs includes the impact of our recent acquisitions.

Sales and marketing expenses increased by 10.7%, excluding the favorable foreign currency impact of 0.1%, in the six-month period ended October 31, 2014, compared to the six-month period ended October 31, 2013. On a constant currency basis, year-to-date sales and marketing expenses increased 6.0 points due to increased employee-related costs with higher headcount in our sales and marketing organizations and increased commissions. In addition, an increase in our marketing program costs resulted in a 4.8 point increase in the comparable six-month periods primarily related to Inforum and the continuation of our brand awareness ad campaigns.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 14.0%, excluding the favorable foreign currency impact of 1.6%, in the current quarter compared to the second quarter last year. On a constant currency basis, research and development expenses increased 9.6 points primarily as a result of higher employee-related costs due to a net increase of 265, or 7.3%, in our developer headcount in the second quarter of fiscal 2015 compared to the second quarter last year as we made significant investments in our development capacity during fiscal 2014. The increase in our employee-related development costs includes the impact of our recent acquisitions. In addition, increased professional fees and overhead allocations related to higher headcount accounted for 3.6 points and 1.1 points of the increase, respectively.

Research and development expenses increased 10.1%, excluding the favorable foreign currency impact of 0.5%, in the six-month period ended October 31, 2014, compared to the six-month period ended October 31, 2013. On a constant currency basis, year-to-date research and development expenses increased 6.5 points as a result of higher employee-related costs due to higher headcount in our development organization, 2.7 points due to an increase in professional fees, as well as 1.1 points from increased overhead allocations due to the higher headcount.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 19.3%, excluding the favorable foreign currency impact of 2.3%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses increased approximately 18.3 points due to the reversal, in the second quarter last year, of the accrual we had recorded related to certain patent litigation matters (See Note 14, Commitments and Contingencies- Litigation). In addition, higher share-based compensation resulted in an increase of 4.5 points for the quarter and other general and administrative expenses increased approximately 2.3 points. These increases were partially offset by lower consulting and professional fees of 5.7 points, primarily as a result of lower legal expenses.

General and administrative expenses increased by 19.3%, excluding an insignificant foreign currency impact, in the six-month period ended October 31, 2014, compared to the six-month period ended October 31, 2013. On a constant currency basis, year-to-date general and administrative expenses increased approximately 17.1 points due to higher legal settlement costs incurred in the first quarter of fiscal 2015 and the prior year’s litigation accrual reversal discussed above. In addition, higher share-based compensation resulted in an increase of 5.2 points and other general and administrative expenses increased 2.6 points. These increases were partially offset by lower employee-related costs of 4.2 points, primarily related to incentive compensation, and lower consulting and professional fees of 1.4 points, primarily due to lower legal fees.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 4.2%, excluding the favorable impact of foreign currency of 1.2%, in the current quarter compared with the second quarter last year.

In the six-month period ended October 31, 2014, amortization of intangible assets and depreciation decreased by 1.9%, compared with the six-month period ended October 31, 2013, excluding the favorable impact of foreign currency of 0.1%.

The quarter-over-quarter and year-to-date decreases resulted primarily from certain assets being fully amortized or depreciated in fiscal 2014 with no corresponding expense recorded in the first six months of fiscal 2015. These decreases were somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

We recorded restructuring charges of approximately $3.8 million and $0.9 million in the second quarter of fiscal 2015 and in the second quarter last year, respectively, related to our various restructuring actions.

We incurred restructuring charges of $11.3 million in the six-month period ended October 31, 2014, compared to $5.0 million in the six-month period ended October 31, 2013.

The restructuring charges recorded in fiscal 2015 were related to employee severance costs primarily for personnel in our sales, professional services and product development functions. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region.

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

In the second quarter of fiscal 2015 we recorded a net credit in our acquisition-related and other costs of $1.4 million, a change of approximately $0.7 million compared to a $0.7 million net credit in the second quarter last year.

For the six months ended October 31, 2014, acquisition-related and other costs was a net credit of $0.7 million, a change of approximately $9.8 million compared to $9.1 million in net costs recorded in the comparable six months of fiscal 2014.

For the three and six months ended October 31, 2014, acquisition-related and other costs net credit related primarily to adjustments to the estimated fair value of our contingent consideration liabilities which were somewhat offset by costs incurred for our recent acquisitions. For the comparable three month period ended October 31, 2013, acquisition-related and other costs net credit was primarily due to adjustments to the estimated fair value of our contingent consideration liabilities. For the comparable six-month period, acquisition-related and other costs primarily related to our refinancing activities in fiscal 2014.

Non-Operating Income and Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
		(recast)				(recast)
Interest expense, net	$88.0	$99.0	(11.1)%	(11.1)%	$176.7	$199.2	(11.3)%	(11.3)%
Loss on extinguishment of debt	—	—	NM	NM	—	0.7	(100.0)	(100.0)
Other (income) expense, net	(2.0)	(32.4)	(93.8)	(95.1)	(34.1)	(19.8)	72.2	61.6

Total non-operating expenses	$86.0	$66.6	29.1%	29.7%	$142.6	$180.1	(20.8)%	(19.7)%

*	NM—Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $11.0 million, or 11.1%, to $88.0 million in the current quarter compared to $99.0 million in the corresponding prior period. The decrease in interest expense was primarily due to the refinancing of certain of our term loans in fiscal 2014 at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $10.3 million quarter-over-quarter. Amortization of deferred financing fees also decreased $1.3 million quarter-over-quarter.

Interest expense, net decreased by $22.5 million, or 11.3% to $176.7 million in the six-month period ended October 31, 2014, compared to $199.2 million in the six-month period ended October 31, 2013. Year-to-date, the decrease was primarily due to our refinancing transactions which resulted in a $21.5 million decrease in our interest expense and a $2.5 million decrease in the amortization of deferred financing fees, which were somewhat offset by a $1.5 million increase in the amortization of debt discounts.

Loss on Extinguishment of Debt. The $0.7 million loss on extinguishment of debt recorded in the six months ended October 31, 2013, related to the refinancing of certain portions of our long-term debt. This amount represents the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first quarter of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of the related debt. There was no corresponding amount recorded in the first six months of fiscal 2015.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $2.0 million in the current quarter compared to $32.4 million net income in the corresponding prior period. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first six months of fiscal 2015, other (income) expense, net was net income of $34.1 million compared to net income of $19.8 million in the six-month period ended October 31, 2013. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
(in millions, except percentages)	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
		(recast)				(recast)
Income tax provision	$19.8	$12.6	57.1%	57.9%	$32.6	$16.0	103.8%	113.1%
Effective income tax rate	60.2%	16.2%			27.3%	17.3%

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

The change in our effective tax rate for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily driven by an increase in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to lower tax rates and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2015 compared to the corresponding period of fiscal 2014 was primarily driven by an increase in the amount of unrecognized tax benefits, an increase in foreign earnings subject to lower tax rates, a reduction in the amount of foreign entity restructuring tax expense and an increase in foreign earnings subject to U.S. taxes.

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

Non-GAAP Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2015 vs. 2014		Six Months Ended October 31,		Year-to-Date Change Fiscal 2015 vs. 2014
	2014	2013	Actual	Constant Currency	2014	2013	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
GAAP revenues	$685.6	$673.2	1.8%	3.6%	$1,438.8	$1,384.5	3.9%	4.3%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	0.2	0.9			0.8	3.3
Purchase accounting impact on product updates and support fees	1.3	0.5			1.4	0.9
Purchase accounting impact on consulting services and other fees	0.1	0.6			0.3	1.3

Total non-GAAP revenue adjustments	1.6	2.0			2.5	5.5

Non-GAAP revenues	$687.2	$675.2	1.8%	3.6%	$1,441.3	$1,390.0	3.7%	4.1%

The non-GAAP adjustments we make to our reported GAAP revenues are primarily related to purchase accounting and other acquisition matters. These amounts reflect adjustments to increase software license fees and subscriptions, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software license fees and subscriptions, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software license fees and subscriptions, product updates and support fees, and consulting services and other fees. We believe the inclusion of the acquisition related revenue adjustments provides users a helpful alternative view of our operations.

Liquidity and Capital Resources

(in millions, except percentages)	Six Months Ended October 31,
Cash Flows	2014	2013	Change
		(recast)
Cash provided by (used in):
Operating activities	$60.5	$100.6	(39.9)%
Investing activities	(31.4)	(57.7)	(45.6)
Financing activities	(124.4)	(19.5)	NM
Effect of exchange rate changes on cash and cash equivalents	(23.2)	3.1	NM

Net change in cash and cash equivalents	$(118.5)	$26.5	NM %

*	NM—Percentage not meaningful

(in millions, except percentages) Capital Resources	October 31, 2014	May 31, 2014	Change
Working capital deficit	$(317.7)	$(305.9)	3.9%
Cash and cash equivalents	$328.6	$575.3	(42.9)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines, which could have a material effect on our capital resources.

In the first six months of fiscal 2015, we completed one acquisition for a purchase price of $30.1 million, net of cash. In the comparable six months last year, we completed one acquisition for a purchase price of $34.6 million, net of cash acquired. See Note 3, Acquisitions.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers, for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies—Revenue Recognition, in our Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for the remainder of fiscal 2015 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended October 31, 2014, was $60.5 million. Our net income plus non-cash items provided $191.8 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $131.3 million. The uses of cash were primarily from a $102.9 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, a $26.1 million increase in accounts receivable, net, and a $19.7 million decrease in accounts payable, accrued expenses and other liabilities. These uses of cash were partially offset by $22.4 related to our income tax receivable/payable.

Net cash provided by operating activities for the six-month period ended October 31, 2013, was $100.6 million. Our net income plus non-cash items provided $205.3 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $104.7 million. The uses of cash were primarily from a $79.4 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, and a $59.3 million decrease in accounts payable, accrued expenses and other liabilities. These uses of cash were somewhat offset by a $22.0 million decrease in accounts receivable, net, and $12.7 million related to our income tax receivable/payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $31.4 million in the six-month period ended October 31, 2014. The primary uses of cash were $30.1 million net cash used for our acquisitions and $20.3 million used to purchase property, equipment and software, which was partially offset by a $19.0 million decrease in restricted cash.

Net cash used in investing activities was $57.7 million in the six-month period ended October 31, 2013. The primary uses of cash were $23.7 million net cash used for our acquisitions, a $20.2 million increase in restricted cash and $13.8 million used to purchase other property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $124.4 million in the six-month period ended October 31, 2014. The primary uses of cash were $71.6 million in debt repayments and $42.7 million dividend payments.

Net cash used in financing activities was $19.5 million in the six-month period ended October 31, 2013. The primary uses of cash were $942.9 million in debt repayments and $11.9 million that we capitalized as deferred financing fees relating to the refinancing of our Tranche B-1 Term Loan and Euro Term Loan. These uses of cash were mostly offset by $937.7 million from the issuance of debt related to our first quarter debt refinancing.

Effect of Exchange Rate Changes

For the six months ended October 31, 2014, changes in foreign currency exchange rates resulted in a $23.2 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $3.1 million during the six months ended October 31, 2013.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $317.7 million at October 31, 2014, compared to $305.9 million at May 31, 2014. At October 31, 2014, our cash decreased by $246.7 million compared to the balance at May 31, 2014. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the five months since May 31, 2014, the end of our fiscal 2014, the most significant change in our current assets included a decrease in our accounts receivable, net, of $82.2 million. During this period, the most significant changes in our current liabilities included a decrease of deferred revenue of $208.9 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals, and a decrease in accrued expenses of $83.8 million. The more significant changes in accrued expenses were a decrease in accrued interest from the timing of term loan interest payments, a decrease in accrued sales commissions from lower related revenues, and a decrease in accrued bonus due to timing of payments.

Cash and Cash Equivalents

As of October 31, 2014, we had $328.6 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of October 31, 2014, $58.7 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $269.9 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2014		May 31, 2014
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-3 due June 3, 2020	$469.1	3.750%	$477.4	3.750%
First lien Term B-5 due June 3, 2020	2,485.8	3.750%	2,543.6	3.750%
First lien Euro Term B due June 3, 2020	428.8	4.000%	472.0	4.000%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	313.2	10.000%	340.7	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(35.0)		(37.4)

Total long-term debt	5,236.9		5,371.3
Less: current portion	(1.2)		(31.7)

Total long-term debt—non-current	$5,235.7		$5,339.6

As of October 31, 2014, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $9.7 million of letters of credit have reduced the amount available under the Revolver to $140.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of October 31, 2014.

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

Restricted Cash

We had approximately $7.8 million of restricted cash as of October 31, 2014, of which approximately $0.5 million and $7.3 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. The restricted cash balances relate primarily to various collateral arrangements related to our property leases worldwide.

We had approximately $26.8 million of restricted cash as of May 31, 2014, of which approximately $18.9 million and $7.9 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances relate primarily to amounts held in escrow for certain litigation matters and various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, our total contractual obligations at May 31, 2014, were $7,410.9 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the six months ended October 31, 2014. At October 31, 2014, we had recorded a liability for uncertain tax positions of $156.2 million. Over the next 12 months, we expect a net reduction of approximately $21.8 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 47.1% and 49.5% of our total revenues for the second quarter of fiscal 2015 and 2014, respectively. International cost of revenues and operating expenses accounted for 46.7% and 49.6% of our total cost of revenues and operating expenses for the second quarter of fiscal 2015 and 2014, respectively. For the first six months of fiscal 2015 and 2014, international revenues represented 48.1% and 49.7% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 47.6% and 48.4% of our total cost of revenues and operating expenses for the first six months of fiscal 2015 and 2014, respectively.

As of October 31, 2014, and May 31, 2014, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.0% and 7.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.0% and 1.3% as of October 31, 2014, and May 31, 2014, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 1.0% as of October 31, 2014, and May 31, 2014, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of October 31, 2014, and May 31, 2014, we had $5.2 billion and $5.4 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at October 31, 2014, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On October 31, 2014, the three-month LIBOR and EURIBOR rates were 0.23% and 0.09%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the October 31, 2014, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 27.9% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Index to Exhibits on page 56 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Date: December 12, 2014	By:	/s/ NICOLE ANASENES
Nicole Anasenes
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Nicole Anasenes

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Nicole Anasenes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at October 31, 2014 and May 31, 2014,
ii.	Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2014 and 2013,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2014 and 2013,
iv.	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2014 and 2013, and
v.	Notes to Condensed Consolidated Financial Statements.