Form 10-Q
period 2015-01-31
Infor, Inc.
filed 2015-02-27
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

(646) 336-1700

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

The number of shares of our common stock outstanding on February 23, 2015, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2015, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, filed with the SEC on July 28, 2014, and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	January 31, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$485.8	$575.3
Accounts receivable, net	336.5	404.2
Prepaid expenses	113.3	108.1
Income tax receivable	42.9	33.7
Other current assets	17.7	33.5
Deferred tax assets	30.6	27.5

Total current assets	1,026.8	1,182.3
Property and equipment, net	79.5	82.8
Intangible assets, net	779.1	950.7
Goodwill	4,034.5	4,317.2
Deferred tax assets	45.2	88.6
Other assets	31.4	31.5
Deferred financing fees, net	111.1	125.0

Total assets	$6,107.6	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53.2	$53.8
Income taxes payable	47.8	19.8
Accrued expenses	347.9	406.3
Deferred tax liabilities	1.6	1.3
Deferred revenue	851.4	975.3
Current portion of long-term obligations	0.1	31.7

Total current liabilities	1,302.0	1,488.2
Long-term debt	5,156.1	5,339.6
Deferred tax liabilities	158.8	192.5
Other long-term liabilities	174.4	217.8

Total liabilities	6,791.3	7,238.1

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2015 and May 31, 2014	—	—
Additional paid-in capital	1,247.3	1,276.3
Receivable from stockholders	(35.3)	(35.3)
Accumulated other comprehensive (loss) income	(229.2)	48.7
Accumulated deficit	(1,666.5)	(1,749.7)

Total stockholders’ deficit	(683.7)	(460.0)

Total liabilities and stockholders’ deficit	$6,107.6	$6,778.1

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
		(recast)		(recast)
Revenues:
Software license fees and subscriptions	$129.2	$132.4	$454.0	$405.1
Product updates and support fees	365.2	371.1	1,110.9	1,106.6

Software revenues	494.4	503.5	1,564.9	1,511.7
Consulting services and other fees	163.0	185.0	531.3	561.3

Total revenues	657.4	688.5	2,096.2	2,073.0

Operating expenses:
Cost of software license fees and subscriptions(1)	30.9	27.2	93.5	74.7
Cost of product updates and support fees (1)	67.3	67.5	199.6	193.5
Cost of consulting services and other fees (1)	136.5	148.1	421.5	442.2
Sales and marketing	107.7	113.0	355.0	336.6
Research and development	101.6	98.9	307.9	287.1
General and administrative	45.5	46.0	152.0	135.3
Amortization of intangible assets and depreciation	60.1	65.5	186.5	194.5
Restructuring costs	0.3	2.2	11.6	7.2
Acquisition-related and other costs	(1.2)	11.0	(1.9)	20.1

Total operating expenses	548.7	579.4	1,725.7	1,691.2

Income from operations	108.7	109.1	370.5	381.8

Other expense, net:
Interest expense, net	86.6	95.5	263.3	294.7
Loss on extinguishment of debt	—	4.5	—	5.2
Other (income) expense, net	(40.8)	(23.3)	(74.9)	(43.1)

Total other expense, net	45.8	76.7	188.4	256.8

Income before income tax	62.9	32.4	182.1	125.0
Income tax provision	11.6	0.5	44.2	16.5

Net income	$51.3	$31.9	$137.9	$108.5

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
		(recast)		(recast)
Net income	$51.3	$31.9	$137.9	$108.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(160.9)	(51.7)	(298.2)	(75.7)
Defined benefit plan funding status, net of tax	0.6	—	2.1	1.6
Unrealized gain (loss) on derivative instruments, net of tax	(2.3)	0.9	(5.3)	(7.6)

Total other comprehensive income (loss)	(162.6)	(50.8)	(301.4)	(81.7)

Comprehensive income (loss)	$(111.3)	$(18.9)	$(163.5)	$26.8

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	January 31,
	2015	2014
		(recast)
Cash flows from operating activities:
Net income	$137.9	$108.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186.5	194.5
Provision for doubtful accounts, billing adjustments and sales allowances	13.8	13.3
Deferred income taxes	(25.1)	(12.6)
Non-cash (gain) loss on foreign currency	(74.8)	(43.1)
Non-cash interest	20.0	21.2
Non-cash loss on extinguishment of debt	—	5.2
Equity-based compensation expense	16.8	12.2
Other	(3.0)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(15.9)	(7.2)
Accounts receivable, net	(61.8)	(47.6)
Income tax receivable/payable	28.4	(0.3)
Deferred revenue	8.0	61.3
Accounts payable, accrued expenses and other liabilities	30.9	(24.7)

Net cash provided by operating activities	261.7	280.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(30.1)	(222.1)
Change in restricted cash	18.0	(20.8)
Purchases of property, equipment and software	(28.8)	(23.6)

Net cash used in investing activities	(40.9)	(266.5)

Cash flows from financing activities:
Dividends paid	(42.7)	—
Loans to stockholders	(0.2)	(5.2)
Payments on capital lease obligations	(2.1)	(1.4)
Proceeds from issuance of debt	—	3,487.7
Payments on long-term debt	(80.2)	(3,448.8)
Deferred financing fees	—	(37.5)
Other	(8.5)	—

Net cash used in financing activities	(133.7)	(5.2)

Effect of exchange rate changes on cash and cash equivalents	(48.4)	(1.4)

Net increase in cash and cash equivalents	38.7	7.6
Cash and cash equivalents at the beginning of the period	447.1	337.9

Cash and cash equivalents at the end of the period	$485.8	$345.5

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired in acquisitions, net of cash acquired	$36.3	$244.0
Liabilities assumed in acquisitions	$6.2	$21.9

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

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end. As a result of the change in our fiscal year end, the comparable prior periods’ results of operations have been recast to conform to the new fiscal calendar. See Fiscal Year, below for further information.

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

Beginning with the first quarter of our fiscal year 2015, we have reported quarterly results based on our new April 30 fiscal year end. Accordingly, the accompanying Condensed Consolidated Financial Statements include our results of operations for the three and nine month periods ended January 31, 2015, compared to the corresponding periods in the prior year (recast as if the prior year end was April 30), and cash flows for the nine months ended January 31, 2015 compared to the corresponding period (recast) in the prior year. The Condensed Consolidated Balance Sheets are as of January 31, 2015, and May 31, 2014, our most recent audited annual balance sheet. As a result of the change in our fiscal year end, our reported results for the nine months ended January 31, 2015, include the results of May 2014, the last month of our previously reported fiscal year 2014.

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

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $30.0 million and $17.3 million in the third quarter of fiscal 2015 and 2014, respectively, and $82.9 million and $47.7 million in the first nine months of fiscal 2015 and 2014, respectively.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2014	$18.2
Provision	6.6
Write-offs and recoveries	(10.8)
Currency translation effect	(1.2)

Balance, January 31, 2015	$12.8

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2014	$7.9
Provision	4.4
Write-offs	(5.0)
Currency translation effect	(0.8)

Balance, January 31, 2015	$6.5

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $40.8 million and $23.4 million for the three months ended January 31, 2015 and 2014, respectively. In the first nine months of fiscal 2015 and 2014, we recognized net foreign currency exchange gains of $74.8 million and $43.1 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

3. Acquisitions

Fiscal 2015

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS customer relationship management (CRM) software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complements our CRM product offerings and adds additional sales and service functionality to our industry-focused Infor CloudSuites in the CRM market. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date. This acquisition was not significant for financial reporting purposes and the related results were not material to our results for the three and nine months ended January 31, 2015.

Based on our current estimation of fair values as of January 31, 2015, we have recorded approximately $13.4 million of identifiable intangible assets and $18.2 million of goodwill related to our acquisition of Saleslogix. The acquired intangible assets relating to Saleslogix’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and seven years, respectively. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the acquisition of Salelogix are preliminary as of January 31, 2015. We are in the process of finalizing the valuation of certain assets and liabilities and as a result the final allocation of the adjusted purchase price may differ from the information presented in these unaudited Condensed Consolidated Financial Statements.

Fiscal 2014

In the nine months ended January 31, 2014, we completed two acquisitions. In the third quarter of fiscal 2014, on January 7, 2014, we acquired PeopleAnswers for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complemented and further expanded our Infor Human Capital Management (HCM) suite offerings.

In addition, in the first quarter of fiscal 2014 we made one acquisition for a purchase price of $34.6 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution.

We have included the results of the acquired companies in our Condensed Consolidated Financial Statements from the applicable acquisition dates.

The purchase consideration related to certain of our acquisitions includes additional contingent cash consideration payable to the sellers if specific future performance conditions are met as detailed in the applicable purchase agreements. The fair value of these contingent consideration agreements was estimated to be $12.4 million as of May 31, 2014. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations. On August 25, 2014, in the second quarter of fiscal 2015, we paid $8.5 million under the provisions of certain of the contingent consideration agreements. As of January 31, 2015, we estimate that no further payments will be required under the contingent consideration arrangement due to the probability of meeting such results and have reduced our contingent consideration liability to $0.0. The potential undiscounted amount of future payments that we may be required to make related to the remaining contingent consideration agreements is between $0.0 and approximately $24.7 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2014	$979.1	$3,056.5	$281.6	$4,317.2
Goodwill acquired	11.9	6.3	—	18.2
Currency translation effect	(62.3)	(218.9)	(19.7)	(300.9)

Balance, January 31, 2015	$928.7	$2,843.9	$261.9	$4,034.5

Goodwill acquired during fiscal 2015 related to our acquisition of Saleslogix in the second quarter.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2015. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2014. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2015. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2015, and May 31, 2014:

	January 31, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$20.0	$—	$—	$20.0

Total	$20.0	$—	$—	$20.0

Liabilities
Contingent consideration	$—	$—	$—	$—
Derivative instruments	—	21.5	—	21.5

Total	$—	$21.5	$—	$21.5

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$209.5	$—	$—	$209.5

Total	$209.5	$—	$—	$209.5

Liabilities
Contingent consideration	$—	$—	$12.4	$12.4
Derivative instruments	—	16.1	—	16.1

Total	$—	$16.1	$12.4	$28.5

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2015 or fiscal 2014. The following table reconciles the change in our Level 3 liabilities for fiscal 2015:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2014	$12.4
Settlements	(8.5)
Total (gain) loss recorded in earnings	(3.9)

Balance, January 31, 2015	$—

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of January 31, 2015, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2015, and May 31, 2014, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. These financial instruments are recorded at their current carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes on each reporting date, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At January 31, 2015, and May 31, 2014, the total carrying value of our long-term debt was approximately $5.2 billion and $5.4 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.3 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	January 31,	May 31,
(in millions)	2015	2014
Accounts receivable	$299.7	$369.4
Unbilled accounts receivable	49.6	53.0
Less: allowance for doubtful accounts	(12.8)	(18.2)

Accounts receivable, net	$336.5	$404.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets

Our intangible assets subject to amortization were as follows for the periods indicated:

	January 31, 2015			May 31, 2014
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$1,731.0	$1,131.7	$599.3	$1,840.2	$1,118.2	$722.0	2–15
Acquired and developed technology	1,025.1	848.9	176.2	1,082.4	859.0	223.4	2–11
Tradenames	132.4	128.8	3.6	137.6	132.3	5.3	1–20

Total	$2,888.5	$2,109.4	$779.1	$3,060.2	$2,109.5	$950.7

(1)	Net intangible assets decreased from May 31, 2014, to January 31, 2015, by approximately $43.9 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
Customer contracts and relationships	$35.2	$38.1	$108.2	$114.4
Acquired and developed technology	17.4	17.5	53.7	52.4
Tradenames	0.2	2.3	2.2	6.9

Total	$52.8	$57.9	$164.1	$173.7

The estimated future annual amortization expense related to these intangible assets as of January 31, 2015, was as follows:

(in millions)
Fiscal 2015 (remaining 3 months)	$51.2
Fiscal 2016	186.3
Fiscal 2017	138.7
Fiscal 2018	92.6
Fiscal 2019	77.8
Fiscal 2020	70.7
Thereafter	161.8

Total	$779.1

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	January 31,	May 31,
(in millions)	2015	2014
Compensation and employee benefits	$134.5	$170.2
Taxes other than income	26.4	26.0
Royalties and partner commissions	50.8	47.0
Litigation	2.1	2.4
Professional fees	8.7	8.1
Subcontractor expense	6.8	8.0
Interest	55.6	69.1
Restructuring	4.1	16.1
Retirement obligations	1.4	1.7
Deferred rent	21.7	16.9
Other	35.8	40.8

Accrued expenses	$347.9	$406.3

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

The following table presents the total equity compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
Cost of software license fees and subscriptions	$—	$—	$0.2	$—
Cost of product updates and support fees	—	—	0.6	—
Cost of consulting services and other fees	—	—	0.3	—
Sales and marketing	0.6	1.7	4.1	5.3
Research and development	1.4	1.8	4.0	5.0
General and administrative	1.8	0.7	7.6	1.9

Total	$3.8	$4.2	$16.8	$12.2

10. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition-related and other restructuring costs. These restructuring charges include employee severance costs and costs related to the reduction of office space. No business activities of the companies that we have acquired were discontinued. The workforce reductions were typically from all functional areas of our operations.

Fiscal 2015 Restructuring Charges

We have incurred restructuring costs totaling $9.0 million during the first eight months of fiscal 2015 (the period from the date of our most recent audited balance sheet of May 31, 2014, and the current reporting period end date of January 31, 2015) related primarily to employee severance costs for personnel in our sales, professional services and product development functions. We made cash payments of approximately $7.4 million during fiscal 2015 related to these actions. We expect to complete the majority of these restructuring activities in the remainder of fiscal 2015.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring costs related to employee severance for personnel in product development and general and administrative functions and costs related to certain exited facilities. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $2.9 million relating to applicable employees’ severance costs. We made cash payments of approximately $8.3 million during this period of fiscal 2015 related to these severance actions and exited facilities. We completed the majority of these restructuring activities in fiscal 2014.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2014, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. Since our last fiscal year end of May 31, 2014, we recorded restructuring cost reversals of $0.3 million related to these severance actions and exited facilities. We made net cash payments of $1.3 million related to these previous actions during this period of fiscal 2015. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the eight-month period ended January 31, 2015. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance May 31, 2014	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance January 31, 2015	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2015 restructuring
Severance	$—	$8.8	$—	$(0.3)	$(7.2)	$1.3	$8.8	$8.8
Facilities and other		0.2			(0.2)	—	0.2	0.2

Total fiscal 2015 restructuring	—	9.0	—	(0.3)	(7.4)	1.3	9.0	9.0

Fiscal 2014 restructuring
Severance	12.6	—	(2.9)	(0.6)	(8.0)	1.1	19.1	19.1
Facilities and other	0.5	—	—	—	(0.3)	0.2	0.8	0.8

Total fiscal 2014 restructuring	13.1	—	(2.9)	(0.6)	(8.3)	1.3	19.9	19.9

Previous restructuring
Severance	1.7	—	(0.3)	(0.1)	(1.1)	0.2	26.4	26.4
Facilities and other	0.4	—	—	—	(0.1)	0.3	1.4	1.4

Total previous restructuring	2.1	—	(0.3)	(0.1)	(1.2)	0.5	27.8	27.8

Previous acquisition-related
Severance	0.7	—	—	(0.1)	(0.1)	0.5	48.7	48.7
Facilities and other	2.3	—	—	(0.1)	—	2.2	19.1	19.1

Total previous acquisition-related	3.0	—	—	(0.2)	(0.1)	2.7	67.8	67.8

Total restructuring	$18.2	$9.0	$(3.2)	$(1.2)	$(17.0)	$5.8	$124.5	$124.5

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
License	$(0.2)	$0.3	$4.7	$1.5
Maintenance	0.1	(0.1)	1.1	(0.2)
Consulting	—	1.1	4.3	3.6
General and administrative and other functions	0.4	0.9	1.5	2.3

Total restructuring costs	$0.3	$2.2	$11.6	$7.2

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2015		May 31, 2014
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-3 due June 3, 2020	$467.9	3.750%	$477.4	3.750%
First lien Term B-5 due June 3, 2020	2,479.4	3.750%	2,543.6	3.750%
First lien Euro Term B due June 3, 2020	385.3	4.000%	472.0	4.000%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	282.1	10.000%	340.7	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(33.5)		(37.4)

Total long-term debt	5,156.2		5,371.3
Less: current portion	(0.1)		(31.7)

Total long-term debt—non-current	$5,156.1		$5,339.6

The weighted average interest rate at January 31, 2015, and May 31, 2014, was 6.00% and 6.00%, respectively.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of January 31, 2015:

(in millions)
Fiscal 2015 (remaining 3 months)	$—
Fiscal 2016	1.1
Fiscal 2017	19.2
Fiscal 2018	34.3
Fiscal 2019	1,891.4
Fiscal 2020	34.3
Thereafter	3,209.4

Total	$5,189.7

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $7.7 million of letters of credit have reduced the amount available under the Revolver to $142.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of January 31, 2015.

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

Deferred Financing Fees

As of January 31, 2015, deferred financing fees, net of amortization, of $111.1 million were reflected on our Condensed Consolidated Balance Sheets in deferred financing fees, net. For the three months ended January 31, 2015 and 2014, we amortized $5.3 million and $6.0 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2015 and 2014, we amortized $15.6 million and $18.8 million, respectively, in deferred financing fees.

In conjunction with the amendments to our Credit Agreement, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendment’s refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In fiscal 2014 we capitalized $12.1 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as a use of cash in our cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendment’s refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in fiscal 2014, $5.2 million of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Condensed Consolidated Statements of Operations, including $0.7 million and $4.5 million in the first and third quarters of fiscal 2014, respectively. In addition, in fiscal 2014 we expensed $20.9 million in third-party costs incurred related to the modifications, which were included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations, including $10.6 million and $10.3 million in the first and third quarters of fiscal 2014, respectively. No comparable amounts were capitalized or expensed in the comparable three and nine months of fiscal 2015 as we did not undertake any refinancing activities in the current fiscal year.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of January 31, 2015, and May 31, 2014, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. In the second quarter of fiscal 2015, HoldCo elected to pay interest due related to the HoldCo notes in cash and we funded the interest due through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions—Dividends Paid to Affiliates.

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

The Lux PIK Term Loan bore interest at a fixed rate of 13.375% per year and accrued quarterly. Accrued but unpaid interest was added to the principal balance. At the election of Lux Bond Co, interest for a quarter may have been paid in cash and the fixed rate reduced by 50 basis points per annum for that quarter. In the second, third and fourth quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash, and we funded the applicable Lux PIK Term Loan interest payments. See Note 17, Related Party Transactions—Due to/from Affiliate. On April 8, 2014, the outstanding balance of the Lux PIK Term Loan, including accrued interest, was repaid with the proceeds of the HoldCo Notes discussed above, and no amounts were outstanding as of January 31, 2015, or May 31, 2014.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions, except percentages)		(recast)		(recast)
Income tax provision	$11.6	$0.5	$44.2	$16.5
Effective income tax rate	18.4%	1.5%	24.3%	13.2%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily driven by the non-recurring decrease in the third quarter of fiscal 2014 resulting from a tax law change, an increase in the amount of unrecognized tax benefits, a reduction in the amount of foreign entity restructuring tax expense, an increase in the valuation allowances for various foreign deferred tax assets, and a decrease in the proportion of earnings subject to lower foreign tax rates.

The change in our effective tax rate for the first nine months of fiscal 2015 compared to the corresponding period of fiscal 2014 was primarily driven by an increase in the amount of unrecognized tax benefits, a decrease in the proportion of earnings subject to lower foreign tax rates, a reduction in the amount of foreign entity restructuring tax expense and an increase in the valuation allowance for various foreign deferred tax assets.

During the upcoming twelve months ending January 31, 2016, we expect a net reduction of approximately $18.5 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in the various jurisdictions.

Our net deferred tax assets were $75.8 million and $116.1 million as of January 31, 2015 and May 31, 2014. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2014	$66.0	$(7.4)	$(9.9)	$48.7
Other comprehensive income (loss)	(275.9)	1.2	(3.2)	(277.9)

Balance, January 31, 2015	$(209.9)	$(6.2)	$(13.1)	$(229.2)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $2.5 million and $2.5 million as of January 31, 2015 and May 31, 2014, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $8.4 million and $6.2 million as of January 31, 2015 and May 31, 2014, respectively.

The components of other comprehensive income (loss) were as follows for the periods indicated. There were no amounts reclassified out of accumulated other comprehensive income in any of the periods presented.

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2015
Foreign currency translation adjustment	$(160.9)	$—	$(160.9)
Change in funded status of defined benefit plans	0.6	—	0.6
Derivative instruments unrealized gain (loss)	(3.8)	1.5	(2.3)

Other comprehensive income (loss)	$(164.1)	$1.5	$(162.6)

January 31, 2014 (recast)
Foreign currency translation adjustment	$(51.7)	$—	$(51.7)
Change in funded status of defined benefit plans	—	—	—
Derivative instruments unrealized gain (loss)	1.5	(0.6)	0.9

Other comprehensive income (loss)	$(50.2)	$(0.6)	$(50.8)

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2015
Foreign currency translation adjustment	$(298.2)	$—	$(298.2)
Change in funded status of defined benefit plans	2.2	(0.1)	2.1
Derivative instruments unrealized gain (loss)	(8.7)	3.4	(5.3)

Other comprehensive income (loss)	$(304.7)	$3.3	$(301.4)

January 31, 2014 (recast)
Foreign currency translation adjustment	$(75.7)	$—	$(75.7)
Change in funded status of defined benefit plans	2.1	(0.5)	1.6
Derivative instruments unrealized gain (loss)	(12.4)	4.8	(7.6)

Other comprehensive income (loss)	$(86.0)	$4.3	$(81.7)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.8 million and $13.1 million for the three-month periods ended January 31, 2015, and January 31, 2014, respectively. For the first nine months of fiscal 2015 and 2014, total rent expense for operating leases was $42.1 million and $39.0 million, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of January 31, 2015, and May 31, 2014, we have accrued $2.1 million and $2.4 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued Infor (US), Inc. (then known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary Supply Chain Management products we offer that specifically included the Requisition Self Service (RSS) module, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement product. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting in the United States our S3 Procurement System, when used in certain software configurations that included RSS. In September 2011, ePlus moved under the injunction to have Lawson held in contempt, and a civil contempt trial was conducted in April 2013.

Lawson vigorously litigated and defended itself: (a) in its appeal to the United States Court of Appeals for the Federal Circuit from the 2011 judgment of infringement; (b) in the contempt proceedings ePlus had initiated; and (c) in appeals to the Federal Circuit after the District Court declined to vacate the injunction and in regard to its judgment of civil contempt. That defense has been successful.

During these proceedings, every patent claim ePlus had asserted against Lawson has been held to be invalid or not infringed. While Lawson’s appeal of the injunction and civil contempt order was pending before the Federal Circuit, the U.S. Patent and Trademark Office cancelled the sole ePlus patent claim underlying the injunction, and the Federal Circuit affirmed that cancellation. The absence of any valid and infringed patent claim then led to a ruling on July 25, 2014 in favor of Lawson in all respects. Specifically, the Federal Circuit vacated the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanded the case back to the District Court “with instructions to dismiss.”

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. That petition has not been ruled upon as of this date, and thus the mandate to the District Court has not yet issued. If denied, ePlus could thereafter seek a writ of certiorari from the United States Supreme Court. The case is therefore not yet finally terminated. Lawson, however, reasonably expects that the ultimate outcome of the case will be as the Federal Circuit ruled on July 25, 2014. Even if ePlus obtained a rehearing, and even if it were to prevail—neither of which Lawson anticipates—the appeal would need to be remanded to the Panel for further consideration because Lawson advanced additional, independent grounds to reverse the district court’s injunction and contempt rulings that the Panel did not reach in in its July 2014 ruling.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of January 31, 2015, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2015, and May 31, 2014.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification Asset (Liability)	Fair Value at
				January 31, 2015	May 31, 2014

Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(3.9)	$—
			Other long-term liabilities	(5.7)	(7.3)
Interest rate swap	212.6	2.4740%	Accrued expenses	(1.9)	—
			Other long-term liabilities	(3.0)	(3.6)
Interest rate swap	212.6	2.4750%	Accrued expenses	(1.9)	—
			Other long-term liabilities	(3.0)	(3.6)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.9)	—
			Other long-term liabilities	(1.2)	(1.6)

Total	$945.0		Total, net asset (liability)	$(21.5)	$(16.1)

The following table presents the impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of Operations Location	Three Months Ended		Nine Months Ended
		January 31,		January 31,
		2015	2014	2015	2014
(in millions)			(recast)		(recast)
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(3.8)	$1.5	$(8.7)	$(12.4)

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$—	$—	$—	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of January 31, 2015, approximately $8.6 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the forward effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately three-and-a-half years.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2015
Revenues	$129.3	$366.6	$163.1	$659.0
Cost of revenues	29.8	67.3	136.5	233.6
Direct sales and marketing costs	87.3	—	—	87.3

Sales margin	$12.2	$299.3	$26.6	$338.1

Sales margin %	9.4%	81.6%	16.3%	51.3%
January 31, 2014 (recast)
Revenues	$133.9	$371.3	$185.4	$690.6
Cost of revenues	25.2	67.5	148.1	240.8
Direct sales and marketing costs	93.7	—	—	93.7

Sales margin	$15.0	$303.8	$37.3	$356.1

Sales margin %	11.2%	81.8%	20.1%	51.6%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2015
Revenues	$454.9	$1,113.7	$531.7	$2,100.3
Cost of revenues	89.9	199.0	421.2	710.1
Direct sales and marketing costs	285.7	—	7.2	292.9

Sales margin	$79.3	$914.7	$103.3	$1,097.3

Sales margin %	17.4%	82.1%	19.4%	52.2%
January 31, 2014 (recast)
Revenues	$409.9	$1,107.7	$563.0	$2,080.6
Cost of revenues	68.6	193.5	442.8	704.9
Direct sales and marketing costs	279.5	—	—	279.5

Sales margin	$61.8	$914.2	$120.2	$1,096.2

Sales margin %	15.1%	82.5%	21.3%	52.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
Reportable segment revenues	$659.0	$690.6	$2,100.3	$2,080.6
Purchase accounting revenue adjustments (1)	(1.6)	(2.1)	(4.1)	(7.6)

Total revenues	$657.4	$688.5	$2,096.2	$2,073.0

Reportable segment sales margin	$338.1	$356.1	$1,097.3	$1,096.2
Other unallocated costs and operating expenses (2)	169.0	179.3	528.7	512.7
Amortization of intangible assets and depreciation	60.1	65.5	186.5	194.5
Restructuring costs	0.3	2.2	11.6	7.2

Income from operations	108.7	109.1	370.5	381.8
Total other expense, net	45.8	76.7	188.4	256.8

Income before income tax	$62.9	$32.4	$182.1	$125.0

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, equity-based compensation, acquisition-related and other costs, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2015
Software license fees and subscriptions	$81.2	$36.8	$11.2	$129.2
Product updates and support fees	232.2	105.7	27.3	365.2

Software revenues	313.4	142.5	38.5	494.4
Consulting services and other fees	79.0	71.4	12.6	163.0

Total revenues	$392.4	$213.9	$51.1	$657.4

January 31, 2014 (recast)
Software license fees and subscriptions	$78.2	$41.0	$13.2	$132.4
Product updates and support fees	226.1	115.8	29.2	371.1

Software revenues	304.3	156.8	42.4	503.5
Consulting services and other fees	82.4	86.4	16.2	185.0

Total revenues	$386.7	$243.2	$58.6	$688.5

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2015
Software license fees and subscriptions	$283.0	$129.8	$41.2	$454.0
Product updates and support fees	691.7	331.6	87.6	1,110.9

Software revenues	974.7	461.4	128.8	1,564.9
Consulting services and other fees	258.3	228.0	45.0	531.3

Total revenues	$1,233.0	$689.4	$173.8	$2,096.2

January 31, 2014 (recast)
Software license fees and subscriptions	$247.3	$120.0	$37.8	$405.1
Product updates and support fees	678.0	339.4	89.2	1,106.6

Software revenues	925.3	459.4	127.0	1,511.7
Consulting services and other fees	259.5	247.9	53.9	561.3

Total revenues	$1,184.8	$707.3	$180.9	$2,073.0

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2015	$50.2	$23.0	$6.3	$79.5
May 31, 2014	$50.6	$26.5	$5.7	$82.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
United States	$351.0	$339.5	$1,098.0	$1,036.4
All other countries	306.4	349.0	998.2	1,036.6

Total revenues	$657.4	$688.5	$2,096.2	$2,073.0

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	January 31,	May 31,
(in millions)	2015	2014
United States	$47.3	$49.4
Germany	5.5	8.6
All other countries	26.7	24.8

Total long-lived tangible assets	$79.5	$82.8

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

17. Related Party Transactions

Sponsor Transactions

Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) are our largest investors. We have entered into advisory agreements with both of our Sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. We recognized these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations.

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
(in millions)		(recast)		(recast)
Golden Gate Capital	$1.1	$1.5	$4.1	$4.1
Summit Partners	0.5	0.5	1.5	1.5

Total management fees and expenses	$1.6	$2.0	$5.6	$5.6

At January 31, 2015, $0.6 million of these fees primarily related to Golden Gate Capital remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.2 million and $0.8 million in the three and nine months ended January 31, 2015, respectively, and $0.2 million and $1.5 million in the comparable periods of fiscal 2014. We had no sales to companies owned by Summit Partners in the first nine months of fiscal 2015 or the corresponding prior period.

In addition, we have made an immaterial amount of payments to companies owned by Golden Gate Capital and Summit Partners for products and services in the current quarter and first nine months of fiscal 2015 and in the comparable periods of fiscal 2014.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Lux Bond Co, of $35.3 million and $35.3 million as of January 31, 2015, and May 31, 2014, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

In the first nine months of fiscal 2014, Lux Bond Co elected to pay second and third quarter interest related to the then outstanding Lux PIK Term Loan in cash, and we funded the applicable quarterly interest of $11.0 million that was due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. In the first nine months of fiscal 2015 we did not fund any interest payment related to our affiliates’ debt through additional intercompany loans. See Dividends Paid to Affiliates below.

In addition, in the first nine months of fiscal 2015 we paid certain expenses of our affiliates related to the HoldCo Notes of approximately $0.2 million which is reflected in the balance of receivable from stockholders above.

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

Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our stockholder receivable. In the first quarter of fiscal 2015 and in the nine months ended January 31, 2014 last year, we recorded payments of $5.0 million and $5.8 million, respectively, related to the Tax Allocation Agreement as reductions to our stockholder receivable.

Beginning in fiscal 2015, certain payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first nine months of fiscal 2015 we made payments of $11.7 million under the Tax Allocation Agreement, $3.2 million and $8.5 million in the first and second quarters, respectively, which were recorded against affiliate payable. We made no payments under the Tax Allocation Agreement in the third quarter of fiscal 2015. We had $3.9 million and $3.2 million payable under the Tax Allocation Agreement as of January 31, 2015, and May 31, 2014, respectively.

Dividends Paid to Affiliates

In the second quarter of fiscal 2015 we paid dividends to certain of our affiliates totaling $42.7 million, including $21.6 million related to the funding of interest on our affiliate’s debt and $21.1 million related to the funding of our affiliate’s equity distributions. In October 2014, HoldCo elected to pay interest due related to the HoldCo notes of $30.1 million in cash and we funded the quarterly interest due related to the HoldCo Notes through dividend distributions from Infor to HoldCo of $21.6 million and the payments made under the Tax Allocation Agreement of $8.5 million. In October 2014, we made dividend distributions of approximately $21.1 million to Infor Enterprise Applications, LP, an affiliate of the parent company of Infor, to fund equity distributions to members of our executive management team under certain of their equity awards.

In future periods we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2015, and May 31, 2014, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2015 and 2014, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2015 and 2014.

Condensed Consolidating Balance Sheets

	January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$75.5	$—	$410.3	$—	$485.8
Accounts receivable, net	—	135.0	4.9	196.6	—	336.5
Prepaid expenses	—	56.3	15.6	41.4	—	113.3
Income tax receivable	—	27.6	0.3	15.0	—	42.9
Other current assets	—	5.0	1.8	10.9	—	17.7
Affiliate receivable	—	533.9	604.3	33.4	(1,171.6)	—
Deferred tax assets	—	14.5	4.2	12.0	(0.1)	30.6

Total current assets	—	847.8	631.1	719.6	(1,171.7)	1,026.8
Property and equipment, net	—	33.7	13.6	32.2	—	79.5
Intangible assets, net	—	552.4	6.8	219.9	—	779.1
Goodwill	—	2,400.6	62.5	1,571.4	—	4,034.5
Deferred tax assets	0.2	—	1.8	45.2	(2.0)	45.2
Other assets	—	9.3	3.9	18.2	—	31.4
Deferred financing fees, net	—	111.1	—	—	—	111.1
Affiliate receivable	—	779.6	1.4	154.1	(935.1)	—
Investment in subsidiaries	—	1,491.5	—	—	(1,491.5)	—

Total assets	$0.2	$6,226.0	$721.1	$2,760.6	$(3,600.3)	$6,107.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$30.5	$0.2	$22.5	$—	$53.2
Income taxes payable	—	—	—	47.8	—	47.8
Accrued expenses	—	165.4	26.0	156.5	—	347.9
Deferred tax liabilities	0.1	—	—	1.6	(0.1)	1.6
Deferred revenue	—	472.8	17.4	361.2	—	851.4
Affiliate payable	29.5	609.2	499.3	33.6	(1,171.6)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,278.0	542.9	623.2	(1,171.7)	1,302.0
Long-term debt	—	5,156.1	—	—	—	5,156.1
Deferred tax liabilities	—	152.5	—	8.3	(2.0)	158.8
Affiliate payable	58.6	182.1	0.3	694.1	(935.1)	—
Other long-term liabilities	—	53.0	7.2	114.2	—	174.4
Losses in excess of investment in subsidiaries	595.7	—	—	—	(595.7)	—

Total liabilities	683.9	6,821.7	550.4	1,439.8	(2,704.5)	6,791.3
Total stockholders’ equity (deficit)	(683.7)	(595.7)	170.7	1,320.8	(895.8)	(683.7)

Total liabilities and stockholders’ deficit	$0.2	$6,226.0	$721.1	$2,760.6	$(3,600.3)	$6,107.6

	May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$227.4	$—	$347.9	$—	$575.3
Accounts receivable, net	—	165.3	10.9	228.0	—	404.2
Prepaid expenses	—	50.5	14.9	42.7	—	108.1
Income tax receivable	—	17.8	0.2	15.7	—	33.7
Other current assets	—	18.5	0.2	14.8	—	33.5
Affiliate receivable	—	431.0	439.2	35.7	(905.9)	—
Deferred tax assets	—	9.9	4.2	13.5	(0.1)	27.5

Total current assets	—	920.4	469.6	698.3	(906.0)	1,182.3
Property and equipment, net	—	34.0	15.4	33.4	—	82.8
Intangible assets, net	—	627.1	9.3	314.3	—	950.7
Goodwill	—	2,378.8	62.5	1,875.9	—	4,317.2
Deferred tax assets	0.4	—	6.2	88.4	(6.4)	88.6
Other assets	—	5.9	4.4	21.2	—	31.5
Deferred financing fees, net	—	125.0	—	—	—	125.0
Affiliate receivable	—	873.7	1.3	150.2	(1,025.2)	—
Investment in subsidiaries	—	1,669.0	—	—	(1,669.0)	—

Total assets	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$26.4	$0.1	$27.3	$—	$53.8
Income taxes payable	—	—	—	19.8	—	19.8
Accrued expenses	—	185.1	33.8	187.4	—	406.3
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	579.4	17.9	378.0	—	975.3
Affiliate payable	29.5	469.9	361.0	45.5	(905.9)	—
Current portion of long-term obligations	—	31.7	—	—	—	31.7

Total current liabilities	29.6	1,292.5	412.8	659.3	(906.0)	1,488.2
Long-term debt	—	5,339.6	—	—	—	5,339.6
Deferred tax liabilities	—	160.4	(0.1)	38.6	(6.4)	192.5
Affiliate payable	58.6	151.1	0.4	815.1	(1,025.2)	—
Other long-term liabilities	—	62.5	5.5	149.8	—	217.8
Losses in excess of investment in subsidiaries	372.2	—	—	—	(372.2)	—

Total liabilities	460.4	7,006.1	418.6	1,662.8	(2,309.8)	7,238.1
Total stockholders’ equity (deficit)	(460.0)	(372.2)	150.1	1,518.9	(1,296.8)	(460.0)

Total liabilities and stockholders’ deficit	$0.4	$6,633.9	$568.7	$3,181.7	$(3,606.6)	$6,778.1

Condensed Consolidating Statements of Operations

	Three Months Ended January 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$74.3	$2.7	$52.2	$—	$129.2
Product updates and support fees	—	211.7	7.8	145.7	—	365.2

Software revenues	—	286.0	10.5	197.9	—	494.4
Consulting services and other fees	—	67.8	3.1	92.1	—	163.0

Total revenues	—	353.8	13.6	290.0	—	657.4

Operating expenses:
Cost of software license fees and subscriptions	—	18.9	1.7	10.0	0.3	30.9
Cost of product updates and support fees	—	34.5	0.5	31.0	1.3	67.3
Cost of consulting services and other fees	—	53.0	3.9	77.4	2.2	136.5
Sales and marketing	—	51.5	6.1	48.5	1.6	107.7
Research and development	—	54.0	1.8	42.6	3.2	101.6
General and administrative	—	3.5	30.8	19.8	(8.6)	45.5
Amortization of intangible assets and depreciation	—	36.9	3.5	19.7	—	60.1
Restructuring costs	—	0.2	0.1	—	—	0.3
Acquisition-related and other costs	—	(1.2)	—	—	—	(1.2)
Affiliate (income) expense, net	—	55.9	(45.1)	(10.8)	—	—

Total operating expenses	—	307.2	3.3	238.2	—	548.7

Income from operations	—	46.6	10.3	51.8	—	108.7

Other expense, net:
Interest expense, net	—	86.7	—	(0.1)	—	86.6
Affiliate interest (income) expense, net	—	(9.8)	—	9.8	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(31.7)	—	(9.1)	—	(40.8)

Total other expense, net	—	45.2	—	0.6	—	45.8

Income (loss) before income tax	—	1.4	10.3	51.2	—	62.9
Income tax provision (benefit)	—	(0.7)	0.1	12.2	—	11.6
Equity in (earnings) loss of subsidiaries	(51.3)	(49.2)	—	—	100.5	—

Net income (loss)	$51.3	$51.3	$10.2	$39.0	$(100.5)	$51.3

	Three Months Ended January 31, 2014 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$69.9	$2.8	$59.7	$—	$132.4
Product updates and support fees	—	204.9	7.0	159.2	—	371.1

Software revenues	—	274.8	9.8	218.9	—	503.5
Consulting services and other fees	—	66.0	4.4	114.6	—	185.0

Total revenues	—	340.8	14.2	333.5	—	688.5

Operating expenses:
Cost of software license fees and subscriptions	—	14.5	2.2	10.3	0.2	27.2
Cost of product updates and support fees	—	33.2	0.9	32.2	1.2	67.5
Cost of consulting services and other fees	—	53.2	3.0	89.8	2.1	148.1
Sales and marketing	—	52.4	6.2	53.0	1.4	113.0
Research and development	—	49.9	2.6	43.8	2.6	98.9
General and administrative	—	4.7	28.5	20.3	(7.5)	46.0
Amortization of intangible assets and depreciation	—	37.1	3.3	25.1	—	65.5
Restructuring costs	—	0.4	—	1.8	—	2.2
Acquisition-related and other costs	—	11.0	—	—	—	11.0
Affiliate (income) expense, net	—	41.9	(40.1)	(1.8)	—	—

Total operating expenses	—	298.3	6.6	274.5	—	579.4

Income (loss) from operations	—	42.5	7.6	59.0	—	109.1

Other expense, net:
Interest expense, net	—	95.7	—	(0.2)	—	95.5
Affiliate interest (income) expense, net	—	(13.7)	—	13.7	—	—
Loss on extinguishment of debt	—	4.5	—	—	—	4.5
Other (income) expense, net	—	(3.4)	0.5	(20.4)	—	(23.3)

Total other expense, net	—	83.1	0.5	(6.9)	—	76.7

Income (loss) before income tax	—	(40.6)	7.1	65.9	—	32.4
Income tax provision (benefit)	—	(7.4)	1.1	6.8	—	0.5
Equity in (earnings) loss of subsidiaries	(31.9)	(65.1)	—	—	97.0	—

Net income (loss)	$31.9	$31.9	$6.0	$59.1	$(97.0)	$31.9

	Nine Months Ended January 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$259.3	$10.0	$184.7	$—	$454.0
Product updates and support fees	—	626.3	23.1	461.5	—	1,110.9

Software revenues	—	885.6	33.1	646.2	—	1,564.9
Consulting services and other fees	—	218.8	10.0	302.5	—	531.3

Total revenues	—	1,104.4	43.1	948.7	—	2,096.2

Operating expenses:
Cost of software license fees and subscriptions	—	57.1	5.9	29.7	0.8	93.5
Cost of product updates and support fees	—	97.2	1.8	96.9	3.7	199.6
Cost of consulting services and other fees	—	157.6	13.3	244.5	6.1	421.5
Sales and marketing	—	173.3	20.4	156.8	4.5	355.0
Research and development	—	162.6	6.4	130.0	8.9	307.9
General and administrative	—	20.4	93.1	62.5	(24.0)	152.0
Amortization of intangible assets and depreciation	—	110.8	10.1	65.6	—	186.5
Restructuring costs	—	1.7	0.3	9.6	—	11.6
Acquisition-related and other costs	—	(2.9)	0.2	0.8	—	(1.9)
Affiliate (income) expense, net	—	175.2	(137.8)	(37.4)	—	—

Total operating expenses	—	953.0	13.7	759.0	—	1,725.7

Income from operations	—	151.4	29.4	189.7	—	370.5

Other expense, net:
Interest expense, net	—	263.4	0.2	(0.3)	—	263.3
Affiliate interest (income) expense, net	—	(31.8)	(0.1)	31.9		—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(66.9)	—	(8.0)	—	(74.9)

Total other expense, net	—	164.7	0.1	23.6	—	188.4

Income (loss) before income tax	—	(13.3)	29.3	166.1	—	182.1
Income tax provision (benefit)	—	(6.1)	8.4	41.9	—	44.2
Equity in loss (earnings) of subsidiaries	(137.9)	(145.1)	—	—	283.0	—

Net income (loss)	$137.9	$137.9	$20.9	$124.2	$(283.0)	$137.9

	Nine Months Ended January 31, 2014 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$223.2	$6.2	$175.7	$—	$405.1
Product updates and support fees	—	613.0	21.3	472.3	—	1,106.6

Software revenues	—	836.2	27.5	648.0	—	1,511.7
Consulting services and other fees	—	212.7	10.9	337.7	—	561.3

Total revenues	—	1,048.9	38.4	985.7	—	2,073.0

Operating expenses:
Cost of software license fees and subscriptions	—	40.7	5.6	27.9	0.5	74.7
Cost of product updates and support fees	—	94.2	2.5	93.1	3.7	193.5
Cost of consulting services and other fees	—	165.0	8.1	262.4	6.7	442.2
Sales and marketing	—	159.1	21.9	151.3	4.3	336.6
Research and development	—	146.6	7.1	125.6	7.8	287.1
General and administrative	—	8.2	85.9	64.2	(23.0)	135.3
Amortization of intangible assets and depreciation	—	111.0	9.8	73.7	—	194.5
Restructuring costs	—	0.6	0.3	6.3	—	7.2
Acquisition-related and other costs	—	22.0	0.4	(2.3)	—	20.1
Affiliate (income) expense, net	—	112.1	(116.7)	4.6	—	—

Total operating expenses	—	859.5	24.9	806.8	—	1,691.2

Income from operations	—	189.4	13.5	178.9	—	381.8

Other expense, net:
Interest expense, net	—	294.5	—	0.2	—	294.7
Affiliate interest (income) expense, net	—	(45.4)	(0.1)	45.5	—	—
Loss on extinguishment of debt	—	5.2	—	—	—	5.2
Other (income) expense, net	—	6.0	0.3	(49.4)	—	(43.1)

Total other expense, net	—	260.3	0.2	(3.7)	—	256.8

Income (loss) before income tax	—	(70.9)	13.3	182.6	—	125.0
Income tax provision (benefit)	—	(15.8)	3.9	28.4	—	16.5
Equity in loss (earnings) of subsidiaries	(108.5)	(163.6)	—	—	272.1	—

Net income (loss)	$108.5	$108.5	$9.4	$154.2	$(272.1)	$108.5

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended January 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$51.3	$51.3	$10.2	$39.0	$(100.5)	$51.3

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(160.9)	—	(160.9)
Defined benefit plan funding status, net of tax	—	—	—	0.6	—	0.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.3)	—	—	—	(2.3)

Total other comprehensive income (loss)	—	(2.3)	—	(160.3)	—	(162.6)

Comprehensive income (loss)	$51.3	$49.0	$10.2	$(121.3)	$(100.5)	$(111.3)

	Three Months Ended January 31, 2014 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$31.9	$31.9	$6.0	$59.1	$(97.0)	$31.9

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(51.7)	—	(51.7)
Defined benefit plan funding status, net of tax	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net of tax	—	0.9	—	—	—	0.9

Total other comprehensive income (loss)	—	0.9	—	(51.7)	—	(50.8)

Comprehensive income (loss)	$31.9	$32.8	$6.0	$7.4	$(97.0)	$(18.9)

	Nine Months Ended January 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$137.9	$137.9	$20.9	$124.2	$(283.0)	$137.9

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(298.2)	—	(298.2)
Defined benefit plan funding status, net of tax	—	0.1	—	2.0	—	2.1
Unrealized gain (loss) on derivative instruments, net of tax	—	(5.3)	—	—	—	(5.3)

Total other comprehensive income (loss)	—	(5.2)	—	(296.2)	—	(301.4)

Comprehensive income (loss)	$137.9	$132.7	$20.9	$(172.0)	$(283.0)	$(163.5)

	Nine Months Ended January 31, 2014 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$108.5	$108.5	$9.4	$154.2	$(272.1)	$108.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(75.7)	—	(75.7)
Defined benefit plan funding status, net of tax	—	0.2	—	1.4	—	1.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(7.6)	—	—	—	(7.6)

Total other comprehensive income (loss)	—	(7.4)	—	(74.3)	—	(81.7)

Comprehensive income (loss)	$108.5	$101.1	$9.4	$79.9	$(272.1)	$26.8

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$90.5	$5.0	$166.2	$—	$261.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.3	—	(0.3)	—	18.0
Purchases of property, equipment and software	—	(10.4)	(5.0)	(13.4)	—	(28.8)

Net cash used in investing activities	—	(19.4)	(5.0)	(16.5)	—	(40.9)

Cash flows from financing activities:
Dividends paid	—	(42.7)	—	—	—	(42.7)
Loans to stockholders	—	(0.2)	—	—	—	(0.2)
Payments on capital lease obligations	—	(0.3)	—	(1.8)	—	(2.1)
Proceeds from issuance of debt	—	—	—	—	—	—
Payments on long-term debt	—	(80.2)	—	—	—	(80.2)
(Payments) proceeds from affiliate within group	—	(0.3)	—	0.3	—	—
Deferred financing fees	—	—	—	—	—	—
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(132.2)	—	(1.5)	—	(133.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(48.4)	—	(48.4)

Net increase (decrease) in cash and cash equivalents	—	(61.1)	—	99.8	—	38.7
Cash and cash equivalents at the beginning of the period	—	136.6	—	310.5	—	447.1

Cash and cash equivalents at the end of the period	$—	$75.5	$—	$410.3	$—	$485.8

	Nine Months Ended January 31, 2014 (recast)
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$84.7	$(3.1)	$199.1	$—	$280.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(221.8)	—	(0.3)	—	(222.1)
Change in restricted cash	—	(18.2)	—	(2.6)	—	(20.8)
Purchases of property, equipment and software	—	(8.7)	(6.3)	(8.6)	—	(23.6)

Net cash used in investing activities	—	(248.7)	(6.3)	(11.5)	—	(266.5)

Cash flows from financing activities:
Loans to stockholders	—	(5.2)	—	—	—	(5.2)
Payments on capital lease obligations	—	(0.1)	—	(1.3)	—	(1.4)
Proceeds from issuance of debt	—	3,487.7	—	—	—	3,487.7
Payments on long-term debt	—	(3,448.8)	—	—	—	(3,448.8)
(Payments) proceeds from affiliate within group	—	101.5	9.4	(110.9)	—	—
Deferred financing fees	—	(37.5)	—	—	—	(37.5)

Net cash provided by (used in) financing activities	—	97.6	9.4	(112.2)	—	(5.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.4)	—	(1.4)

Net increase (decrease) in cash and cash equivalents	—	(66.4)	—	74.0	—	7.6
Cash and cash equivalents at the beginning of the period	—	107.6	—	230.3	—	337.9

Cash and cash equivalents at the end of the period	$—	$41.2	$—	$304.3	$—	$345.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we have reported our quarterly results based on our new fiscal calendar. Accordingly, in this Quarterly Report on Form 10-Q, we have reported the third quarter of fiscal year 2015 as the three months ended January 31, 2015, and the nine months ended January 31, 2015, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. In addition, all applicable prior period financial information has been recast based on our new fiscal calendar to facilitate comparability of the current and prior periods.

The following discussion and analysis of our financial condition and result of operations for the fiscal periods ended January 31, 2015, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended May 31, 2014, which are included in the Annual Report on Form 10-K that we filed with the SEC on July 28, 2014, and related notes thereto.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,700 employees worldwide and have offices in 42 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2015, our Americas, EMEA and APAC regions generated approximately 58.8%, 32.9% and 8.3% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Third Quarter Fiscal 2015 Overview

During the third quarter of fiscal 2015 we continued the transition to our new fiscal calendar. The third quarter of fiscal 2015 reflects our results for the three months ended January 31, 2015. We have recast prior period financial information based on our new fiscal calendar to facilitate comparability of the current and prior quarter and year-to-date periods.

Foreign exchange markets were very volatile in the quarter which negatively impacted our revenues and our results for the quarter, especially the significant strengthening of the dollar against the Euro and British Pound. Total revenues were down 4.5% compared to the third quarter last year and our income from operations was relatively flat with our operating margin up slightly to 16.5% in the current quarter compared to 15.8% last year. However, on a constant currency basis, in the third quarter of fiscal 2015, we realized growth in our software license fees and subscriptions revenues across all geographic regions primarily due to continued momentum in our SaaS subscription and CloudeSuite offerings. We continue to see traction in the higher growth products where we have made investments over the past three years and with our SaaS subscription offerings. On a constant currency basis our product updates and support fees revenues were up slightly from the third quarter last year, while demand for our consulting services continues to be lower globally.

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

Fiscal 2015 Acquisitions

In the first nine months of fiscal 2015, we completed one acquisition. On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complements our CRM product offerings and adds additional sales and service functionality to our industry-focused Infor CloudSuites in the high-growth CRM market.

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

For the third quarter of fiscal 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 10.8% and 4.9%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2014. For the nine months ended January 31, 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 3.5% and weakened by approximately 2.9%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2014.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended January 31,	to Currency	Constant		to Currency	Constant
2015 vs. 2014 (recast)	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(6.5)	$3.3	$(3.2)	(4.9)%	2.5%	(2.4)%
Product updates and support fees	(15.6)	9.7	(5.9)	(4.2)	2.6	(1.6)

Software revenues	(22.1)	13.0	(9.1)	(4.4)	2.6	(1.8)
Consulting services and other fees	(10.7)	(11.3)	(22.0)	(5.8)	(6.1)	(11.9)

Total revenues	$(32.8)	$1.7	$(31.1)	(4.7)%	0.2%	(4.5)%

Total operating expenses	$(25.7)	$(5.0)	$(30.7)	(4.4)%	(0.9)%	(5.3)%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Nine Months Ended January 31,	to Currency	Constant		to Currency	Constant
2015 vs. 2014 (recast)	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(8.6)	$57.5	$48.9	(2.1)%	14.2%	12.1%
Product updates and support fees	(16.9)	21.2	4.3	(1.5)	1.9	0.4

Software revenues	(25.5)	78.7	53.2	(1.7)	5.2	3.5
Consulting services and other fees	(12.9)	(17.1)	(30.0)	(2.3)	(3.0)	(5.3)

Total revenues	$(38.4)	$61.6	$23.2	(1.9)%	3.0%	1.1%

Total operating expenses	$(27.9)	$62.4	$34.5	(1.7)%	3.7%	2.0%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2015.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2015 vs. 2014		January 31,		Fiscal 2015 vs. 2014
	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Revenues:
Software license fees and subscriptions	$129.2	$132.4	(2.4)%	2.5%	$454.0	$405.1	12.1%	14.2%
Product updates and support fees	365.2	371.1	(1.6)	2.6	1,110.9	1,106.6	0.4	1.9

Software revenues	494.4	503.5	(1.8)	2.6	1,564.9	1,511.7	3.5	5.2
Consulting services and other fees	163.0	185.0	(11.9)	(6.1)	531.3	561.3	(5.3)	(3.0)

Total revenues	657.4	688.5	(4.5)	0.2	2,096.2	2,073.0	1.1	3.0

Operating expenses:
Cost of software license fees and subscriptions	30.9	27.2	13.6	18.0	93.5	74.7	25.2	27.2
Cost of product updates and support fees	67.3	67.5	(0.3)	4.1	199.6	193.5	3.2	4.8
Cost of consulting services and other fees	136.5	148.1	(7.8)	(2.3)	421.5	442.2	(4.7)	(2.7)
Sales and marketing	107.7	113.0	(4.7)	(0.8)	355.0	336.6	5.5	6.8
Research and development	101.6	98.9	2.7	6.6	307.9	287.1	7.2	8.9
General and administrative	45.5	46.0	(1.1)	5.2	152.0	135.3	12.3	14.5
Amortization of intangible assets and depreciation	60.1	65.5	(8.2)	(4.9)	186.5	194.5	(4.1)	(2.9)
Restructuring costs	0.3	2.2	(86.4)	(86.4)	11.6	7.2	61.1	59.7
Acquisition-related and other costs	(1.2)	11.0	NM	NM	(1.9)	20.1	NM	NM

Total operating expenses	548.7	579.4	(5.3)	(0.9)	1,725.7	1,691.2	2.0	3.7

Income from operations	108.7	109.1	(0.4)	6.1	370.5	381.8	(3.0)	(0.2)

Interest expense, net	86.6	95.5	(9.3)	(9.3)	263.3	294.7	(10.7)	(10.7)
Loss on extinguishment of debt	—	4.5	(100.0)	(100.0)	—	5.2	(100.0)	(100.0)
Other (income) expense, net	(40.8)	(23.3)	75.1	85.4	(74.9)	(43.1)	73.8	74.5

Income before income tax	62.9	32.4	94.1	123.5	182.1	125.0	45.7	54.3
Income tax provision	11.6	0.5	NM	NM	44.2	16.5	167.9	177.6

Net income	$51.3	$31.9	60.8%	90.3%	$137.9	$108.5	27.1%	35.6%

*	NM — Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and nine-month periods ended January 31, 2015, and the recast three and nine months ended January 31, 2014, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2015 vs. 2014		January 31,		Fiscal 2015 vs. 2014
	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Revenues:
Software license fees and subscriptions	$129.2	$132.4	(2.4)%	2.5%	$454.0	$405.1	12.1%	14.2%
Product updates and support fees	365.2	371.1	(1.6)	2.6	1,110.9	1,106.6	0.4	1.9

Software revenues	494.4	503.5	(1.8)	2.6	1,564.9	1,511.7	3.5	5.2
Consulting services and other fees	163.0	185.0	(11.9)	(6.1)	531.3	561.3	(5.3)	(3.0)

Total revenues	$657.4	$688.5	(4.5)%	0.2%	$2,096.2	$2,073.0	1.1%	3.0%

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

Total revenues increased by 0.2% in the third quarter of fiscal 2015 compared to the similar period of fiscal 2014, excluding the unfavorable foreign currency impact of 4.7%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues, which were up 2.5%, as well as a 2.6% increase in our product updates and support fees. These increases were offset by a quarter-over-quarter decrease of 6.1% in our consulting services and other fees revenues. For the nine-month period ended January 31, 2015, total revenues increased by 3.0% compared to the nine-month period ended January 31, 2014, excluding the unfavorable foreign currency impact of 1.9%. On a constant currency basis, the year-to-date increase was due to growth in our software license fees and subscriptions revenues, which were up 14.2%, and our product updates and support fees, which were up 1.9%, somewhat offset by a decrease in our consulting services and other fees revenues of 3.0%.

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

In the third quarter of fiscal 2015 software license fees and subscriptions revenues increased by 2.5% compared to the third quarter last year, excluding the unfavorable foreign currency impact of 4.9%. At constant currency, the increase was due to a higher volume of SaaS revenues which accounted for a 9.8 point increase, primarily in our Americas region. The increase in SaaS revenues in the current quarter reflects the inclusion of the results of our recent acquisitions, primarily PeopleAnswers acquired in January 2014, and increased revenues from our other SaaS subscription offerings. This increase was somewhat offset by lower perpetual license fees revenues which resulted in a 7.3 point decrease in the third quarter. During the third quarter we saw a shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which impacted revenue for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2015, license fees and subscriptions revenues increased by 14.2%, compared to the nine-month period ended January 31, 2014, excluding the unfavorable foreign currency impact of 2.1%. At constant currency, the year-to-date increase was due to increased SaaS revenues, which contributed 8.7 points of the increase and includes the year-to-date results of our recent acquisitions, primarily PeopleAnswers. Our year-to-date SaaS transactions increased compared to the corresponding period last year including an increase of 46 deals with total contract values greater than $250,000. In addition, license fees revenues accounted for 5.5 points of the increase. The year-to-date increase was across all of our geographic regions. The total number of perpetual licensing transactions for the first nine months of fiscal 2015 was relatively flat compared to the corresponding period last year, however we had an increase of over 16.0% in transactions with total contract values greater than $250,000.

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

Product updates and support fees increased by 2.6%, excluding the unfavorable foreign currency impact of 4.2%, in the current quarter compared to the third quarter last year.

Product updates and support fees increased by 1.9%, excluding the unfavorable foreign currency impact of 1.5%, in the nine-month period ended January 31, 2015, compared to the nine-month period ended January 31, 2014.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases offsetting customer attrition. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees decreased by 6.1%, excluding the unfavorable foreign currency impact of 5.8%, in the current quarter compared to the third quarter last year. At constant currency, we experienced decreased consulting services and other fees revenues in each of our geographic regions compared to the third quarter last year with our EMEA, APAC and Americas regions accounting for 3.4, 1.4 and 1.3 points of the decrease, respectively.

Consulting services and other fees decreased by 3.0%, excluding the unfavorable foreign currency impact of 2.3%, in the nine-month period ended January 31, 2015, compared to the nine-month period ended January 31, 2014. At constant currency, the year-to-date decrease in consulting services revenues was experienced in all of our regions with EMEA, APAC and Americas accounting for decreases of approximately 2.0, 1.3 and 0.9 points, respectively, compared to the comparable period last year. These decreases were somewhat offset by a 1.2 point increase in other fees primarily related to the timing of Inforum, our annual customer event, which was held in September during the second quarter of fiscal 2015 with no amounts recorded in the comparable period last year as our previous Inforum event was held in April 2013.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $869.6 million at January 31, 2015, compared to $994.8 million at May 31, 2014.

The following table sets forth the components of deferred revenue:

	January 31,	May 31,
(in millions)	2015	2014
Software license fees and subscriptions	$66.1	$51.1
Product updates and support fees	745.5	869.4
Consulting services and other fees	58.0	74.3

Total deferred revenue	869.6	994.8
Less: current portion	(851.4)	(975.3)

Deferred revenue—non-current	$18.2	$19.5

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in December and May during our fiscal year with revenues being recognized ratably over the applicable service periods.

Operating Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2015 vs. 2014		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2015 vs. 2014
	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
Operating expenses:
Cost of software license fees and subscriptions	$30.9	$27.2	13.6%	18.0%	$93.5	$74.7	25.2%	27.2%
Cost of product updates and support fees	67.3	67.5	(0.3)	4.1	199.6	193.5	3.2	4.8
Cost of consulting services and other fees	136.5	148.1	(7.8)	(2.3)	421.5	442.2	(4.7)	(2.7)
Sales and marketing	107.7	113.0	(4.7)	(0.8)	355.0	336.6	5.5	6.8
Research and development	101.6	98.9	2.7	6.6	307.9	287.1	7.2	8.9
General and administrative	45.5	46.0	(1.1)	5.2	152.0	135.3	12.3	14.5
Amortization of intangible assets and depreciation	60.1	65.5	(8.2)	(4.9)	186.5	194.5	(4.1)	(2.9)
Restructuring costs	0.3	2.2	(86.4)	(86.4)	11.6	7.2	61.1	59.7
Acquisition-related and other costs	(1.2)	11.0	NM	NM	(1.9)	20.1	NM	NM

Total operating expenses	$548.7	$579.4	(5.3)%	(0.9)%	$1,725.7	$1,691.2	2.0%	3.7%

*	NM — Percentage not meaningful

Cost of Software License Fees and Subscriptions. Cost of software license fees and subscriptions includes royalties to third parties, channel partner commissions and other software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also sell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales and/or sales through our business partner channel in our revenue mix. In addition, cost of software license fees and subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of software license fees and subscriptions increased by 18.0%, excluding the favorable foreign currency impact of 4.4%, in the current quarter compared to the third quarter last year. At constant currency, this increase was primarily due to a 25.6 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the third quarter of fiscal 2015. This increase was somewhat offset by a 2.0 point decrease related to lower channel partner commissions, a 1.7 point decrease in third-party royalties, due to lower license fees revenues in the current quarter, and a 3.9 point decrease related to other costs.

Cost of license fees and subscriptions for the first nine months of fiscal 2015 increased by 27.2%, excluding the favorable foreign currency impact of 2.0%, compared to the first nine months of fiscal 2014. At constant currency, this increase was primarily due to a 26.2 point increase related to higher SaaS costs as well as higher third-party costs which accounted for an increase of 4.5 points, again in-line with our higher revenues in the first nine months of fiscal 2015. These increases were somewhat offset by a 3.5 point decrease related to other costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 4.1%, excluding the favorable foreign currency impact of 4.4%, in the current quarter compared to the corresponding prior period. At constant currency, this increase was primarily due to a 2.7 point increase related to higher third-party royalties, a 2.0 point increase related to higher channel partner commissions, and a 2.9 point increase related to higher professional fees. These increases were somewhat offset by a 2.5 point decrease in employee-related support costs and a 0.8 point decrease in allocations due to lower headcount in our customer support organization in the third quarter of fiscal 2015 compared to last year.

For the first nine months of fiscal 2015, cost of product updates and support fees increased by 4.8%, excluding the favorable foreign currency impact of 1.6%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to a 2.5 point increase related to higher channel partner commissions, a 1.5 point increase related to higher third-party royalties, and a 0.9 point increase related to higher professional fees. These increases were somewhat offset by a decrease in other support costs.

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

Cost of consulting services and other fees decreased by 2.3%, excluding the favorable foreign currency impact of 5.5%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services decreased 0.8 points due to lower employee-related costs and overhead allocations due to lower headcount in our professional services organizations, and 1.5 points related to a decrease in other service costs.

For the first nine months of fiscal 2015, cost of consulting services and other fees decreased by 2.7%, excluding the favorable foreign currency impact of 2.0%, compared to the corresponding prior period. At constant currency, the year-to-date decrease was primarily due to a 0.7 point decrease in employee-related costs and a 0.5 point decrease in overhead allocations due to lower headcount in our professional services organizations, a 0.6 point decrease due to lower billable contractor costs, and 0.9 points related to a decrease in other service costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our annual customer event.

Sales and marketing expenses decreased by 0.8%, excluding the favorable foreign currency impact of 3.9%, in the current quarter compared to the corresponding prior period. Sales and marketing expenses decreased 2.5 points due to lower employee-related sales costs and 0.1 points related to lower professional fees and other sales costs. These decreases were somewhat offset by a 1.8 point increase related to our marketing program costs.

Sales and marketing expenses increased by 6.8%, excluding the favorable foreign currency impact of 1.3%, in the nine-month period ended January 31, 2015, compared to the nine-month period ended January 31, 2014. On a constant currency basis, year-to-date sales and marketing expenses increased 3.1 points due to increased employee-related costs with higher headcount in our sales and marketing organizations. In addition, an increase in our marketing program costs resulted in a 3.8 point increase in the comparable nine-month period primarily related to our September 2014 Inforum customer conference.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 6.6%, excluding the favorable foreign currency impact of 3.9%, in the current quarter compared to the third quarter last year. On a constant currency basis, research and development expenses increased 5.2 points as a result of increased professional fees and 1.0 points as a result of higher employee-related costs in the third quarter of fiscal 2015 compared to the third quarter last year. In addition, overhead allocations related to higher headcount accounted for 0.8 points of the increase. The increase in our employee-related development costs includes the impact of our recent acquisitions. These increases were somewhat offset by a 0.4 point decrease related to other development costs.

Research and development expenses increased 8.9%, excluding the favorable foreign currency impact of 1.7%, in the nine-month period ended January 31, 2015, compared to the nine-month period ended January 31, 2014. On a constant currency basis, year-to-date research and development expenses increased 4.6 points as a result of higher employee-related costs, 3.5 points due to an increase in professional fees, as well as 1.0 points from increased overhead allocations due to the higher headcount. These increases were somewhat offset by a 0.2 point decrease related to other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 5.2%, excluding the favorable foreign currency impact of 6.3%, in the current quarter compared to the corresponding quarter last year. On a constant currency basis, general and administrative expenses increased approximately 2.1 points due to higher share-based compensation in the quarter. In addition, other general and administrative expenses increased approximately 3.1 points over the third quarter last year.

General and administrative expenses increased by 14.5%, excluding the favorable foreign currency impact of 2.2%, in the nine-month period ended January 31, 2015, compared to the nine-month period ended January 31, 2014. On a constant currency basis, year-to-date general and administrative expenses increased approximately 11.7 points due to higher legal settlement costs incurred in the first quarter of fiscal 2015 compared to the reversal, recorded in the second quarter last year, of the accrual we had recorded related to certain patent litigation matters (See Note 14, Commitments and Contingencies- Litigation). In addition, higher share-based compensation resulted in an increase of 4.2 points and other general and administrative expenses increased 2.9 points. These increases were partially offset by lower employee-related costs of 2.9 points, primarily related to incentive compensation, and lower consulting and professional fees of 1.4 points, primarily due to lower legal fees.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 4.9%, excluding the favorable impact of foreign currency of 3.3%, in the current quarter compared with the third quarter last year.

In the nine-month period ended January 31, 2015, amortization of intangible assets and depreciation decreased by 2.9%, compared with the nine-month period ended January 31, 2014, excluding the favorable impact of foreign currency of 1.2%.

The quarter-over-quarter and year-to-date decreases resulted primarily from certain assets being fully amortized or depreciated in fiscal 2014 with no corresponding expense recorded in the first three and nine months of fiscal 2015. These decreases were somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

Restructuring. We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. See Note 10, Restructuring Charges.

We recorded restructuring charges of approximately $0.3 million and $2.2 million in the third quarter of fiscal 2015 and in the third quarter last year, respectively, related to our various restructuring actions.

We incurred restructuring charges of $11.6 million in the nine-month period ended January 31, 2015, compared to $7.2 million in the nine-month period ended January 31, 2014.

The restructuring charges recorded in fiscal 2015 were related to employee severance costs primarily for personnel in our sales and professional services functions. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region.

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

In the third quarter of fiscal 2015 we recorded a net credit in our acquisition-related and other costs of $1.2 million, a change of approximately $12.2 million compared to a $11.0 million net cost in the third quarter last year.

For the nine months ended January 31, 2015, acquisition-related and other costs was a net credit of $1.9 million, a change of approximately $22.0 million compared to $20.1 million in net costs recorded in the comparable nine months of fiscal 2014.

For the three and nine months ended January 31, 2015, acquisition-related and other costs net credit related primarily to adjustments to the estimated fair value of our contingent consideration liabilities which were somewhat offset by costs incurred for our recent acquisitions. For the comparable three and nine-month periods ended January 31, 2014, acquisition-related and other costs related primarily to our refinancing activities in fiscal 2014 as well as costs incurred related to our acquisition in the applicable periods.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2015 vs. 2014		January 31,		Fiscal 2015 vs. 2014
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
		(recast)				(recast)
Interest expense, net	$86.6	$95.5	(9.3)%	(9.3)%	$263.3	$294.7	(10.7)%	(10.7)%
Loss on extinguishment of debt	—	4.5	(100.0)	(100.0)	—	5.2	(100.0)	(100.0)
Other (income) expense, net	(40.8)	(23.3)	75.1	85.4	(74.9)	(43.1)	73.8	74.5

Total non-operating expenses	$45.8	$76.7	(40.3)%	(43.4)%	$188.4	$256.8	(26.6)%	(26.8)%

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $8.9 million, or 9.3%, to $86.6 million in the current quarter compared to $95.5 million in the corresponding prior period. The decrease in interest expense was primarily due to the refinancing of certain of our term loans in fiscal 2014 at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $8.7 million quarter-over-quarter and amortization of deferred financing fees decreased $0.8 million quarter-over-quarter. These decreases were somewhat offset by an increase in the amortization of debt discounts.

Interest expense, net decreased by $31.4 million, or 10.7%, to $263.3 million in the nine-month period ended January 31, 2015, compared to $294.7 million in the nine-month period ended January 31, 2014. Year-to-date, the decrease was primarily due to our refinancing transactions which resulted in a $30.2 million decrease in our interest expense and a $3.3 million decrease in the amortization of deferred financing fees, which were somewhat offset by a $2.0 million increase in the amortization of debt discounts.

Loss on Extinguishment of Debt. We did not record a loss on extinguishment of debt in the three and nine-month periods ended January 31, 2015. The $4.5 million and $5.2 million loss on extinguishment of debt recorded in the three and nine months ended January 31, 2014, respectively, related to the refinancing of certain portions of our long-term debt. These amounts represent the net book value of deferred financing fees written off and other costs incurred in connection with our refinancing transactions during the first and third quarters of fiscal 2014 for those lenders treated as an extinguishment rather than a modification of the related debt.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $40.8 million in the current quarter compared to $23.3 million net income in the corresponding prior period. For the first nine months of fiscal 2015, other (income) expense, net was net income of $74.9 million compared to net income of $43.1 million in the nine-month period ended January 31, 2014. These changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change				Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2015 vs. 2014				January 31,		Fiscal 2015 vs. 2014
(in millions, except percentages)	2015	2014	Actual		Constant Currency		2015	2014	Actual	Constant Currency
		(recast)						(recast)
Income tax provision	$11.6	$0.5	NM	%	NM	%	$44.2	$16.5	167.9%	177.6%
Effective income tax rate	18.4%	1.5%					24.3%	13.2%

*	NM — Percentage not meaningful

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

The change in our effective tax rate for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily driven by the non-recurring decrease in the third quarter of fiscal 2014 resulting from a tax law change, an increase in the amount of unrecognized tax benefits, a reduction in the amount of foreign entity restructuring tax expense, an increase in the valuation allowances for various foreign deferred tax assets, and a decrease in the proportion of earnings subject to lower foreign tax rates.

The change in our effective tax rate for the first nine months of fiscal 2015 compared to the corresponding period of fiscal 2014 was primarily driven by an increase in the amount of unrecognized tax benefits, a decrease in the proportion of earnings subject to lower foreign tax rates, a reduction in the amount of foreign entity restructuring tax expense and an increase in the valuation allowance for various foreign deferred tax assets.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2015 vs. 2014		January 31,		Fiscal 2015 vs. 2014
	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
(in millions, except percentages)		(recast)				(recast)
GAAP revenues	$657.4	$688.5	(4.5)%	0.2%	$2,096.2	$2,073.0	1.1%	3.0%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	0.1	1.5			0.9	4.8
Purchase accounting impact on product updates and support fees	1.4	0.2			2.8	1.1
Purchase accounting impact on consulting services and other fees	0.1	0.4			0.4	1.7

Total non-GAAP revenue adjustments	1.6	2.1			4.1	7.6

Non-GAAP revenues	$659.0	$690.6	(4.6)%	0.3%	$2,100.3	$2,080.6	0.9%	2.8%

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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended January 31,
Cash Flows	2015	2014	Change
		(recast)
Cash provided by (used in):
Operating activities	$261.7	$280.7	(6.8)%
Investing activities	(40.9)	(266.5)	(84.7)
Financing activities	(133.7)	(5.2)	NM
Effect of exchange rate changes on cash and cash equivalents	(48.4)	(1.4)	NM

Net change in cash and cash equivalents	$38.7	$7.6	409.2%

*	NM — Percentage not meaningful

(in millions, except percentages)	January 31,	May 31,
Capital Resources	2015	2014	Change
Working capital deficit	$(275.2)	$(305.9)	(10.0)%
Cash and cash equivalents	$485.8	$575.3	(15.6)%

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

In the first nine months of fiscal 2015, we completed one acquisition for a purchase price of $30.1 million, net of cash. In the comparable nine months last year, we completed two acquisitions for a purchase price of $234.6 million, net of cash acquired. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2015, was $261.7 million. Our net income plus non-cash items provided $272.1 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $10.4 million. These uses of cash were primarily from a $61.8 million increase in accounts receivable, net, and a $15.9 million increase in prepaid expenses and other assets which were somewhat offset by $28.4 million related to our income tax receivable/payable and a $30.9 million increase in accounts payable, accrued expenses and other liabilities.

Net cash provided by operating activities for the nine-month period ended January 31, 2014, was $280.7 million. Our net income plus non-cash items provided $299.2 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $18.5 million. The uses of cash were primarily from a $47.6 million increase in accounts receivable, net, and a $24.7 million decrease in accounts payable, accrued expenses and other liabilities. These uses of cash were somewhat offset by a $61.3 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31 and a significant portion of our EMEA maintenance renews on December 31.

Cash Flows from Investing Activities

Net cash used in investing activities was $40.9 million in the nine-month period ended January 31, 2015. The primary uses of cash were $30.1 million net cash used for our acquisition of Saleslogix and $28.8 million used to purchase property, equipment and software. These uses of cash were partially offset by an $18.0 million decrease in restricted cash.

Net cash used in investing activities was $266.5 million in the nine-month period ended January 31, 2014. The primary uses of cash were $222.1 million net cash used for our acquisitions, $23.6 million used to purchase other property, equipment and software and a $20.8 million increase in restricted cash.

Cash Flows from Financing Activities

Net cash used in financing activities was $133.7 million in the nine-month period ended January 31, 2015. The primary uses of cash were $80.2 million in debt repayments and $42.7 million in dividend payments.

Net cash used in financing activities was $5.2 million in the nine-month period ended January 31, 2014. The primary uses of cash were $3,448.8 million in debt repayments and $37.5 million that we capitalized as deferred financing fees relating to our refinancing transactions during the year. These uses of cash were offset by $3,487.7 million from the issuance of debt during the year.

Effect of Exchange Rate Changes

For the nine months ended January 31, 2015, changes in foreign currency exchange rates resulted in a $48.4 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $1.4 million during the nine months ended January 31, 2014.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $275.2 million at January 31, 2015, compared to $305.9 million at May 31, 2014. At January 31, 2015, our cash decreased by $89.5 million compared to the balance at May 31, 2014. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the eight months since May 31, 2014, the end of our fiscal 2014, the most significant change in our current assets was a decrease in our accounts receivable, net, of $67.7 million. During this period, the most significant changes in our current liabilities were a decrease in deferred revenue of $123.9 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals, a decrease in accrued expenses of $58.4 million, and a $31.6 million decrease in the current portion of our long-term debt obligations. The more significant changes in accrued expenses were a decrease in accrued compensation, primarily lower accrued sales commissions and vacation, a decrease in accrued interest due to the timing of term loan interest payments, and a decrease in accrued severance charges related to restructuring actions.

Cash and Cash Equivalents

As of January 31, 2015, we had $485.8 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2015, $75.5 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $410.3 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2015		May 31, 2014
(in millions)	Amount	Effective Rate	Amount	Effective Rate
First lien Term B-3 due June 3, 2020	$467.9	3.750%	$477.4	3.750%
First lien Term B-5 due June 3, 2020	2,479.4	3.750%	2,543.6	3.750%
First lien Euro Term B due June 3, 2020	385.3	4.000%	472.0	4.000%
9.375% senior notes due April 1, 2019	1,015.0	9.375%	1,015.0	9.375%
10.0% senior notes due April 1, 2019	282.1	10.000%	340.7	10.000%
11.5% senior notes due July 15, 2018	560.0	11.500%	560.0	11.500%
Debt discounts	(33.5)		(37.4)

Total long-term debt	5,156.2		5,371.3
Less: current portion	(0.1)		(31.7)

Total long-term debt—non-current	$5,156.1		$5,339.6

As of January 31, 2015, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $7.7 million of letters of credit have reduced the amount available under the Revolver to $142.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the secured term loan facility, we had the following term loans outstanding as of January 31, 2015.

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

Restricted Cash

We had approximately $7.9 million of restricted cash as of January 31, 2015, of which approximately $0.2 million and $7.7 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively. The restricted cash balances relate primarily to various collateral arrangements related to our property leases worldwide.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014, our total contractual obligations at May 31, 2014, were $7,410.9 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended January 31, 2015. At January 31, 2015, we had recorded a liability for uncertain tax positions of $145.8 million. Over the next 12 months, we expect a net reduction of approximately $18.5 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 46.6% and 50.7% of our total revenues for the third quarter of fiscal 2015 and 2014, respectively. International cost of revenues and operating expenses accounted for 46.6% and 48.8% of our total cost of revenues and operating expenses for the third quarter of fiscal 2015 and 2014, respectively. For the first nine months of fiscal 2015 and 2014, international revenues represented 47.6% and 50.0% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 47.2% and 48.6% of our total cost of revenues and operating expenses for the first nine months of fiscal 2015 and 2014, respectively.

As of January 31, 2015, and May 31, 2014, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.6% and 7.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.6% and 1.3% as of January 31, 2015, and May 31, 2014, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.0% and 1.0% as of January 31, 2015, and May 31, 2014, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of January 31, 2015, and May 31, 2014, we had $5.2 billion and $5.4 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at January 31, 2015, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On January 31, 2015, the three-month LIBOR and EURIBOR rates were 0.25% and 0.05%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the January 31, 2015, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.4% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFOR, INC.

Date: February 27, 2015	By:	/s/ NICOLE ANASENES
Nicole Anasenes
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Nicole Anasenes

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Nicole Anasenes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at January 31, 2015, and May 31, 2014,
ii.	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2015 and 2014,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2015 and 2014,
iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2015 and 2014, and
v.	Notes to Condensed Consolidated Financial Statements.