Form 10-KT
period 2015-04-30
Infor, Inc.
filed 2015-06-26
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from JUNE 1, 2014 to APRIL 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was zero as of October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on June 1, 2015, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED April 30, 2015

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Transition Report on Form 10-K for the fiscal year ended April 30, 2015, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this annual transition report.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this annual transition report. These forward-looking statements reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in this annual transition report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) including our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

INDUSTRY AND MARKET DATA

This annual transition report includes industry data that we obtained from periodic industry publications. As noted in this annual transition report, Gartner, Inc. (Gartner) was the primary source for third-party industry data and forecasts. The Gartner reports entitled “Forecast: Enterprise Software Markets, Worldwide, 2012-2019, 1Q15 Update; Published: 13 March 2015; ID: G00273291” (the March 2015 Gartner Report) and “Forecast: Public Cloud Services, Worldwide, 2012-2018, 4Q14 Update; Published: 10 April 2015; ID: G00261943” (the April 2015 Gartner Report) and the represented data, research, opinion or viewpoints published, as part of syndicated services, by Gartner and are not representations of fact. The Gartner Reports speak as of their original publication dates (and not as of the date of this annual transition report) and the opinions expressed in the Gartner Reports are subject to change without notice. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information included in this annual transition report. We have not independently verified any of the data from these third-party sources or the underlying assumptions on which such data relies.

PART I

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries. References to “Lawson” refer to Lawson Software, Inc. (now known as Infor (US), Inc.), a wholly owned subsidiary of Infor, Inc.

Unless otherwise indicated, references to our fiscal year 2014 and prior years mean the fiscal year ended on May 31 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we have changed our fiscal year end to April 30 effective beginning with our fiscal year 2015. As a result, references to our fiscal year 2015 and beyond mean the fiscal year ended on April 30 of such year. In addition, in transitioning to our new fiscal year end, fiscal 2015 reflects the 11-month period of June 1, 2014 through April 30, 2015.

Item 1.	Business

General

Infor is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. Our software and services offerings are often “mission critical” for many of our customers as they help automate and integrate critical business processes, which enable our customers to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on software programs that are less specialized and more difficult to run in the cloud, and take more time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-

oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across different verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, an industry-leader. In addition to providing software products, we help our customers implement and use our applications more effectively through our consulting services. We also provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated global customer base. Our customers range from Fortune 500 enterprises to medium-sized businesses. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products and retail software, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 18 of the top 20 aerospace companies, the top 10 high tech companies, the top 10 pharmaceutical companies, 21 of the top 25 U.S. healthcare delivery networks, the top 20 automotive suppliers, 17 of the top 20 industrial distributors, 15 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 12,790 employees worldwide and have offices in 42 countries. We offer our software in 57 languages, and we intend to continue to translate our systems into new languages as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 59.6% from the Americas, 32.2% from EMEA and 8.2% from APAC in the fiscal year 2015. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K for additional information.

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

Our principal executive offices are located at 641 Avenue of the Americas, New York, NY 10011 and our phone number is (646) 336-1700. Our website is www.infor.com. Other than the information expressly set forth in this annual transition report, the information contained or referred to on our website is not part of this annual transition report.

Our Sponsors

We have entered into advisory agreements with both Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. The Sponsors are our largest investors. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K for additional information.

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

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 65 software companies since its inception in 2000. Golden Gate Capital’s current portfolio of software companies had combined revenue in 2014 of approximately $8.0 billion.

Summit Partners

Summit Partners provides growth equity to exceptional entrepreneurs and management teams. Founded in 1984, the firm has raised more than $16.0 billion in capital and provides equity and fixed income for growth, recapitalizations and management buyouts. Summit Partners has invested in more than 400 companies in technology, healthcare and other growth sectors. These companies have completed more than 135 public offerings, and more than 150 have been acquired through strategic mergers and sales. Summit Partners’ strategy is to partner with outstanding management teams that have built their companies to market leadership, and then support growth through strategic advice and operational assistance. Summit Partners maintains offices in North America and Europe, and invests in companies around the world.

Summit Partners is particularly active in the technology sector, having made investments in more than 230 technology companies, including more than 110 software companies. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and SaaS categories.

Our Strategy

We are focused primarily on medium and large-sized enterprise customers that require advanced software products and services designed specifically for their needs. The principal features of our strategy include:

•	Microvertical Software Suites. We develop enterprise software applications to meet the specific needs of customers in targeted industries and increasingly for the microvertical segments within these broader industries, generally enabling our customers to have functionality tailored to the unique needs of their businesses and markets. We intend to continue designing, developing and deploying microvertical-specific applications and technologies that maximize ease-of-use and provide a lower total cost of ownership for customers by saving them time and resources during implementation. To maximize the benefits of our solutions, we plan to complement our industry expertise through our professional services organization and strategic relationships with key partners.

•	Architecture of the Internet. We believe enterprise software and technology have generally lagged the overall advancements delivered during the Internet era. As a result, our intent is to bring these advancements to our customers. For example, our technology approach for integrating the often disparate applications used by our customers is based on the loosely coupled architecture of the Internet, as opposed to the monolithic approach of the past. Infor ION technology is lightweight middleware that uses the standards found in the Internet to connect both Infor and non-Infor applications. This approach enables cloud deployment including multi-tenancy, simplifies implementations, minimizes the disruption and complexity of upgrades and helps increase the overall speed, agility and deployment flexibility of our customers. The Infor 10X technology platform achieves major advancements in the areas of core Infor ION integration, and also includes other advancements in social collaboration, mobility, and analytics.

•	Creating Experiences People Love. We also believe that the overall design and user experience delivered by enterprise applications has trailed the broader consumer software market in recent years. As a result, we are addressing this market need in two ways: 1) creating and investing in an internal design agency called Hook & Loop to bring top design talent and expertise to Infor and 2) delivering business software that is beautifully designed, easy to use, and consistent with what business users find in their personal lives. All the major applications released in Infor 10X feature the new Infor SoHo Experience, a reinvented HTML5 consumer-inspired user interface that is consistent across the user’s Infor experience.

Our Competitive Strengths

We believe we have the following competitive strengths:

•	Strong Market Position in Targeted Verticals. Our products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, automotive, ESM&R, service industries, consumer products and retail, and hospitality. For example, in manufacturing, our largest vertical, our customers include 18 of the top 20 aerospace companies, the top 10 high tech companies, and the top 10 pharmaceutical companies. In healthcare, our second largest vertical, our customers include 21 of the top 25 U.S. healthcare delivery networks. In our other targeted verticals we have similarly strong positions where our customers include 15 of the largest 20 global retailers, 17 of the top 20 industrial distributors, and over 3,900 public sector agencies including 18 of the 20 largest U.S. states and 18 of the 20 largest U.S. cities.

•	Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization in our products, which we believe results in lower implementation and upgrade costs, as well as a lower cost of maintenance for our customers. We believe our cost advantage is further enhanced by our flexible approach to middleware and hardware. Our light-weight middleware and business vault technology, ION, is built on open standards and allows customers to connect and analyze the data from numerous applications, including those from our company and third parties. We also seek to provide value for our customers through our advanced portfolio of horizontal applications, including our CRM, EAM, financial applications, HCM and SCM suites, which can be bundled together and integrated with our core enterprise resources planning (ERP) offering or sold on an individual basis to customers who do not utilize our ERP products.

•	Unique Cloud Suites and Upgrade Program that Enables Customers to Move Mission Critical Applications to the Cloud. Many traditional software vendors are struggling to pivot to the cloud era for ERP and other mission critical applications. One of the reasons they are having this struggle is the need for extensive customization of their software to meet the specific needs of customers in various industries. Because Infor software has decades of industry-specific functionality built-in and is architected for the Internet era, Infor is the first company to deliver applications and suites in a multi-tenant public cloud through Amazon Web Services. In addition, the Infor UpgradeX Program offers a clear, appealing, and predictable path for modernizing customers’ existing on-premises deployments of Infor applications. Through UpgradeX, Infor will execute all the services required for the initial migration or upgrade to the cloud, where Infor can handle maintenance, support and upgrades.

•	Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our product development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•	Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve a large, diverse and sophisticated global customer base, ranging from Fortune 500 enterprises to mid-sized businesses. Our revenue base is geographically diverse. Of our fiscal year 2015 revenues, approximately 59.6% was from the Americas, 32.2% was from EMEA and 8.2% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•	Complementary Products Create Compelling Cross-Selling Opportunities. We expect to realize significant cross-selling opportunities among our broad array of product offerings and enhanced focus of the sales effort on our product portfolio. For example, our distribution products were historically sold to customer bases in different geographies with almost no overlap. Within our public sector vertical, some of our public sector products focus on asset management and constituent interaction, including service requests, permitting, licensing and utilities, whereas other public sector products provide governments with back-office systems that help control spending via procurement, financial and human resources (HR) applications. In general, we believe there is significant opportunity to leverage greater cross-sale activity among our various business units, and we continue to identify new synergies with respect to products we develop and acquire as they are integrated into our existing businesses.

•

Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle Corporation (Oracle), where he led Oracle’s field organization and oversaw revenue growth of more than 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: Co-President, Products and Support, Duncan Angove, with more than 20 years of management experience from Oracle and Retek; Co-President, Global Field Operations, Stephan Scholl, a 15-year industry veteran from Lawson, Oracle, and PeopleSoft; COO Pam Murphy, with more than a decade of experience from Oracle and Andersen Consulting: and CFO Nicole Anasenes, with 17 years of management and financial experience from IBM. Additionally, our principal stockholders, investment funds affiliated with our Sponsors, Golden Gate Capital and Summit Partners, provide ongoing support and advice to our management team. We believe we can draw on our Sponsors’ experience and expertise as two of the most active investors in the technology industry, having collectively invested in or acquired more than 295 technology companies since their respective inceptions in 2000 and 1984.

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

Infor Technology Platform

The Infor technology platform achieves major advancements in the areas of core Infor ION integration, enterprise collaboration with Infor Ming.le, the Infor Motion mobile development platform and applications, and Infor Analytics, which includes the Business Vault, Reporting and pervasive business content. Major investments have been made in each application to achieve new features that support microvertical business processes in focus industries, performance and scalability enhancements, and packaged content to reduce deployment complexity and total cost of ownership.

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

Enterprise Resource Planning (ERP)

Our ERP products help customers in targeted industries cut costs, improve operational efficiency, and make smarter decisions faster. Our offerings are specifically designed to meet the needs of customers in the manufacturing, distribution, healthcare, automotive, public sector, ESM&R, and other services and/or trade-oriented businesses and include the following:

Infor LN. Software designed to manage the demands of larger, multi-site businesses with complex manufacturing and distribution environments. Key products include Financial Management, CRM, Order Management, SCM, Manufacturing Control, Sourcing & Procurement, Project Management, Quality Management and Service Management.

Infor Lawson. Software designed to help customers “staff, source and serve” in their respective markets. Key products are specifically designed to serve the healthcare, public sector and other services industries and include financial management, SCM, and services management.

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

Service Industries. Our service industries’ products serve a wide variety of service-based organizations such as insurance companies, banks, airlines, shipping companies, casinos, religious institutions, utilities and professional service organizations. Our product offerings include both integrated products that are tailored to meet the needs of specific industries and a series of configurable components for planning, executing and controlling production in different environments.

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

Hospitality. Our hospitality products are used by hospitality properties worldwide, including some of the world’s most recognizable hotels, resorts and gaming facilities. These products are suitable for a hospitality property of any type and size, including global chains, smaller chains, independent hotels or motels and government lodging. Our products help our customers manage their front-office tasks, reservations, housekeeping, sales and marketing, accounting, engineering and many other tasks.

CloudSuite

Our CloudSuite offering provides buyers with deep industry functionality and a flexible subscription-based model, all designed to specifically reduce upfront IT expenditure and longer term management costs. Each of the industry-based CloudSuite solutions has been developed by unifying multiple applications that were often deployed independently in support of core business functions. This core, along with a SaaS pricing and deployment model, allows buyers a faster time to value, and access to the most up-to-date upgrades on a continuous basis.

These industry-specific CloudSuites are delivered on top of the Amazon Web Services’ (AWS) cloud. This enables us to take advantage of Amazon’s expertise and economies of scale to access resources as needed, on-demand with auto-scaling built into Infor applications. That allows Infor to focus on building rich application functionality versus managing infrastructure.

Today, industry suites delivered on AWS include Infor CloudSuite Automotive, Infor CloudSuite Aerospace & Defense, Infor CloudSuite Business (with core best-in-class financials and HCM), Infor CloudSuite Food & Beverage, Infor CloudSuite Hospitality, Infor CloudSuite Industrial, and Infor CloudSuite Public Sector.

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

Enterprise Asset Management (EAM)

Our EAM products help our customers keep their plant, equipment, and facilities available, reliable, and safe. They are designed to help customers monitor and manage the deployment, performance, and maintenance of company assets to eliminate operational downtimes and reduce costs, as well as provide customers with financial and physical controls required to control their energy consumption and the asset and operating infrastructure that underpins them. Key products include Infor EAM Enterprise, Infor EAM Energy Performance Management and Infor MP2.

Financial Management/Office of the CFO

Our financial management products help customers deliver timely, actionable financial information, enforce global financial standards and controls, and improve business transparency. They are designed for budgeting, forecasting, financial reporting, expense management, and compliance. Key products include Infor Lawson Financials, Infor SunSystems, Infor Dynamic Enterprise Performance Management (d/EPM), Infor Expense Management, Infor HCM, Infor EAM Enterprise, Infor Lawson Supply Chain Management, Infor Corporate Performance Management, Infor BI, Infor Approva Continuous Monitoring, Infor Core Billing and Banking.

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

Infor Talent Science. Designed to empower HR professionals with data science and analytics, Infor Talent Science helps organizations recruit, retain, and promote top performing employees. Developed by behavioral scientists, the application analyzes individual applicants and employees to determine their “Behavioral DNA Profile” and compares that to the profiles of top-performers in the organization leading to reduced turnover, greater job satisfaction, and increased performance.

Customer Resource Management (CRM)

Our CRM products help users build deep relationships with their customers and improve service. This software is designed to help users react quickly, intelligently, and personally to customer interactions; plan, execute, and monitor outbound marketing campaigns; and convert customer leads into sales. Key products include Infor CRM, Infor Orbis Marketing Resource Management, Infor Epiphany Interaction Advisor, Infor Epiphany Marketing, Infor Epiphany Sales and Infor Epiphany Service.

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

Our Industry

The enterprise application software industry is competitive, rapidly changing, and significantly affected by new product offerings and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. In addition, how enterprise software applications are deployed is evolving and becoming more flexible, from on-site to in the cloud, or a combination of both. According to the March 2015 Gartner Report, the world-wide enterprise application software market in 2014 was approximately $137.3 billion, a 7.1% increase from approximately $128.2 billion in 2013. This market is forecasted to be approximately $147.9 billion in revenue for 2015, a 7.7% increase over 2014. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 8.0% per annum from 2014 to 2019. In addition, the market for public cloud application services SaaS revenues in 2014 was approximately $26.4 billion, a 21.7% increase from approximately $21.7 billion in 2013. This market is forecasted to be approximately $31.7 billion in revenue for 2015, a 19.8% increase over 2014. The market for public cloud applications is forecast to grow at a compound annual growth rate of approximately 20.0% per annum from 2013 to 2018 according to the April 2015 Gartner Report.

The enterprise software industry is experiencing a pivot to the cloud. Companies have been using edge software applications like CRM and HCM in the cloud for several years. We believe there is strong appetite for companies to expand their cloud ecosystem to include mission critical applications like ERP and Financial Management. The cloud offers increased flexibility, faster deployment and upgrades, and enhanced security measures to protect against increasing cyber threats and attacks.

We believe our target markets are experiencing favorable trends. We believe that improving economic conditions will continue to encourage companies to enhance their enterprise applications software spending as they refocus on growth and productivity enhancing initiatives. With market leadership position in multiple enterprise applications products and verticals, we believe that we are well positioned to take advantage of these favorable trends and further enhance our revenue, profitability and market share in the coming years.

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

A number of factors driving demand for enterprise application software products are listed below:

•	Need for Vertical-Specific Enterprise Software. We believe that software applications from vendors such as Microsoft Corporation, Oracle Corporation, Intuit Inc., The Sage Group plc and SAP AG, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In general, customers may need to customize these horizontal software products to suit their specific needs and may need to acquire select software modules from multiple vendors to integrate into their systems thereby creating one comprehensive software suite that meets their purpose. This approach can lead to a complex and time-consuming implementation and integration process and may drain customers’ human capital and financial resources and increase total cost of ownership. As a result, we believe enterprises in our target markets prefer a single vendor like us that can offer software that requires fewer customizations to adapt to their business needs, along with high-quality implementation, flexible deployment options, and maintenance support services that help optimize the benefits of our product offerings.

•	Complex Regulatory Requirements and Changing Industry Dynamics. Businesses across a range of industries are increasingly required to comply with regulations such as the Sarbanes-Oxley Act, Basel II, Solvency II and the Health Insurance Portability and Accountability Act, as well as complex tax and financial audit reporting and other regulatory compliance obligations. Such regulatory mandates often require organizations to audit, track and manage their information, systems and processes to comply with regulations that are often complex and that vary by geography and industry. We believe these regulations and the tightening of the overall regulatory environment are forcing businesses to continue to improve their ability to audit their practices in ever more efficient ways to confront accounting, business and financial management issues with a high degree of attention to avoid or mitigate potentially severe consequences of any failures. We believe such complexity and variability, and the increased operational cost that results, is encouraging businesses to implement information technology software products that help them automate and monitor regulatory compliance requirements in more cost-effective and scalable ways than their current systems can accommodate. Industry dynamics are shifting as organizations must stay current with changing rules and regulations. For example, in early 2010, the U.S. Government rolled out a five-year plan to computerize health records at all hospitals and physician clinics with a view that electronic health records would provide greater safety for patients and lower costs for healthcare providers. This electronic health record initiative has forced many healthcare providers to implement new (or upgrade their existing) IT systems to electronically capture their patients’ records, which has led to tremendous increase in the demand for healthcare IT software products in the market, including our software products. As more healthcare providers adopt IT software products to comply with this requirement, we believe license sales from our healthcare software products will experience growing demand.

•	Increasing Focus on Human Capital. We believe that our customers consider efficient and effective utilization of their human capital as a key to their success. Many of our customers have complex human resource organizations, where their workforce is spread across locations, departments and verticals. The ability of our customers to manage their human resources effectively helps lower costs and also helps retain the right talent, enhancing overall productivity. We believe that an increasing focus on HCM among enterprises generally is responsible for driving growth rates in HCM spending that are among the fastest in the enterprise application software market.

•	Need to Improve Process Efficiencies and Customer Service. Companies strive to innovate while controlling costs and offering superior customer service in order to survive and thrive in a highly competitive marketplace. We believe that businesses in general view information technology as a definitive way to modernize, automate and further increase the efficiency of their processes. As global competition increases, these businesses will need to replace their older technology systems or manual processes with more comprehensive business management software products in order to increase efficiencies, optimize their business performance and enhance their competitive advantage.

Competition

The enterprise software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition, and greater financial and marketing resources. We believe the principal competitive factors affecting our market include:

•	product features, functionality, performance and price;

•	knowledge of a customer’s industry and tailored solutions;

•	company stability, resources and reputation;

•	ease of integration and speed of implementation;

•	level of customer service;

•	sales and marketing efforts; and

•	new product and technology introductions.

We believe we have competitive advantages over a number of our competitors. Some of these advantages include:

•	industry-focused solutions;

•	industry-specific experience and expertise;

•	innovative applications that provide more meaningful user experiences;

•	low total cost of ownership;

•	ability to deploy full industry suites in a public cloud on AWS;

•	innovative technology; and

•	openness and flexibility of our software architecture.

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

We have also strengthened our competitive position by launching innovative new products like Infor Ming.le, ION Suite, Infor CloudSuite, Infor Rhythm, and Infor Dynamic Enterprise Performance Management (d/EPM). We have also significantly improved our consulting and maintenance offerings to give our customers a greater choice in how we install and support their applications and technology.

Sales and Marketing

Sales

We market and sell our software and services solutions primarily through a direct sales force, augmented by strategic alliances with systems integrators and resellers. Our direct sales force and services organizations are aligned with our strategy of providing industry-tailored applications. Within each industry we have a dedicated, direct sales team. These industry teams further break down into regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas, EMEA and APAC. We also have a telesales group that focuses on inside sales to smaller customers and smaller transactions within larger customer accounts.

In addition to our direct sales teams, we have over 1,650 resellers and strategic alliances that focus on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

Marketing

We have significantly increased our marketing efforts toward achieving greater brand awareness and visibility over the last 12 months. Our “No Two Clouds Should Be Alike” campaign is currently running in major airports around the world including Chicago O’Hare, Dubai, London Heathrow, Munich, Newark Liberty, New York JFK, New York LaGuardia, and San Francisco International. In addition, Infor advertisements run on the front page of The Wall Street Journal each Wednesday.

Our customer events continue to draw record attendance for the company. Inforum, our annual user conference, was most recently held in September 2014 and drew close to 7,000 attendees. Similar events were held around the world, demonstrating global interest in Infor and our products. In particular, our events in Tokyo and Shanghai each drew more than a thousand attendees and garnered significant media attention.

Increased public interest in the Company can also be shown by the increasing media attention given to Infor. For our fiscal year ended May 31, 2014, media coverage of Infor nearly doubled from the previous year, and increased a further 63% for the year ended April 30, 2015. Our executives are routinely invited to speak at leading events including Fortune Brainstorm Tech, Web Summit, Bloomberg Next Big Thing, and Collision, among others. Our CEO frequently appears on national and international news programs to share insight and expertise including CNBC, Bloomberg, and Fox Business Network.

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

Our total R&D expenses were $369.8 million for the 11-month period ended April 30, 2015, or 15.2% of revenue. As of April 30, 2015, our research and development organization consisted of approximately 3,770 employees. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of R&D expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual” and “Inforce,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. The trademark “Inforce” is jointly owned by Infor and salesforce.com. Solely for convenience, the trademarks, service marks and trade names referred to in this Transition Report on Form 10-K are listed without the ®, (TM) and (sm) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 67 United States-issued patents, four pending United States patent applications, five foreign equivalent patents, and one foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

We cannot guarantee that these legally available intellectual property protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Some of our existing business units that we and our predecessors have acquired over the years have historically licensed software to customers under a model that allowed the customer to access source code for certain product lines. In general, however, our current practice is to license and distribute only object code versions of most of the software we offer, although we often enter into source code escrow arrangements with recognized third-party source code escrow companies on terms that are customary within the software industry, which provide customer access to source code only under very limited circumstances. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States, and some jurisdictions are less likely to enforce such laws.

We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. As described in this Transition Report on Form 10-K under Item 3, Legal Proceedings, we are currently defending patent infringement litigation in the U.S. Under the license agreements with our customers, we agree to indemnify our customers for third-party claims that may be brought against them asserting that our products infringe the intellectual property rights of those third parties.

We are also exposed to product liability risks under applicable country and state laws. We generally attempt to limit our exposure to product liability claims with customers as part of our license agreements. However, local laws or unfavorable judicial decisions might diminish or invalidate the scope of these limitations.

Employees

As of April 30, 2015 we had approximately 12,790 employees, including approximately 2,040 in sales and marketing, 3,770 in research and development, 5,160 in services and customer support and 1,820 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Available Information

We make available, free of charge, in the Investor section of our website (www.infor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330. Our filings are also available on the SEC’s website at www.sec.gov. The information posted on our website is not incorporated into this Transition Report on Form 10-K.

Item 1A.	Risk Factors

Factors That May Affect Our Future Results

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Transition Report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

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

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business. Our business model continues to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability for our SaaS-based offerings. We have and will continue to incur expenses associated with the infrastructures and marketing of our SaaS subscription offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our CloudSuite offerings and other SaaS subscription offerings may unfavorably impact demand for certain of our other products and services including new software licenses and software license updates and product support services traditionally provided with our offerings that customers host on their own premises. With a continued shift from the sale of perpetual software licenses to providing access to our software through subscription agreements we may, in the near term, experience a deferral of revenues and to a lesser extent cash received from our customers.

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

These data centers are vulnerable to security breaches, damage or interruption from any number of actions beyond our control, including human error, intentional misconduct, war or terrorist attacks, natural disaster, power losses, hardware failures, systems failures, telecommunications failures and similar events. If these data centers experience disruptions or other performance problems, our reputation and relationship with our customers may be harmed. Disruptions in services or security breaches might reduce our revenue and subject us to potential liability as our customers may ask us to issue credits or take other remedial action, terminate their subscriptions, or sue us.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 67 patents and four pending patent applications in the U.S. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers, or infringe our intellectual property. Defending our intellectual property rights is time-consuming and costly.

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

We derive a substantial portion of our revenues, and have significant operations, outside of the U.S. Our international operations include software development, sales, customer support and administration. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements. The risks and challenges associated with sales to customers outside the U.S. also include:

•	added costs and challenges inherent with localization of our product and service offerings, including the need for accurate translation into foreign languages and associated expenses;

•	laws and business practices that favor local competitors and may be unpredictable;

•	compliance with privacy and data protection laws and regulations;

•	compliance with applicable anti-corruption laws;

•	regional data privacy laws that apply to the transmission of data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	different pricing environments; and

•	difficulties in staffing and managing foreign operations.

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

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt obligations.

We have a significant amount of indebtedness. As of April 30, 2015, our total debt outstanding (net of deferred financing fees, discounts and premiums) was $5.2 billion, and we had unused commitments of $150.0 million under our revolving credit facility (without giving effect to approximately $7.5 million of outstanding letters of credit). Subject to the limits contained in our credit facilities and the indentures governing our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our debt, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indentures governing our senior notes and the credit agreement governing our credit facilities contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. A significant portion of our revenue is generated by subsidiaries located outside of the United States. While the indentures related to our senior notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

The obligations associated with public filings require significant resources and management attention.

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

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 43,000 square feet of space. The lease on this facility expires July 31, 2022. Our main operations center is in Alpharetta, Georgia where we lease approximately 116,600 square feet of space. The lease on this facility expires October 31, 2024. We also lease approximately 957,400 square feet of space in 43 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,377,900 square feet of space in 122 locations in 41 countries. Expiration dates of leases on all of our facilities range from 2015 to 2025. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. As of April 30, 2015, we have sublet approximately 153,800 square feet of the above space and have identified an additional 5,400 square feet that is being actively marketed for sublease or disposition.

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

Market Information

There is no established public trading market for our common stock. As of April 30, 2015, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by, Infor Lux Bond Company (Lux Bond Co), our parent company. As of April 30, 2015, based on investments in Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, Inc., held by investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, Golden Gate Capital and Summit Partners have voting control equal to approximately 78.3% and 21.4%, respectively, of the Company.

Dividends

We did not declare or pay any dividends on our common stock in fiscal year 2015 or 2014. See Note 17, Dividend, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Purchases of Equity Securities

There were no purchases of our equity securities during fiscal 2015.

Item 6.	Selected Consolidated Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth Infor’s selected historical consolidated financial data for the periods and at the dates indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and our Consolidated Financial Statements and the related notes to those statements appearing in Part IV, Item 15. The selected consolidated financial data has been derived from our audited consolidated financial statements. Our historical results included below and elsewhere in this Transition Report on Form 10-K are not necessarily indicative of Infor’s future performance.

(in millions)	11 Months Ended	Year Ended May 31,
Consolidated Statements of Operations Data:	4/30/2015(1)	2014	2013	2012(2)	2011
Revenues:
Software license fees and subscriptions	$479.2	$548.3	$518.1	$505.3	$367.9
Product updates and support fees	1,330.3	1,465.9	1,441.2	1,284.4	995.8

Software revenues	1,809.5	2,014.2	1,959.3	1,789.7	1,363.7
Consulting services and other fees	629.4	747.6	758.7	751.0	510.0

Total revenues	2,438.9	2,761.8	2,718.0	2,540.7	1,873.7

Operating expenses:
Cost of software license fees and subscriptions	109.7	99.8	86.4	90.1	65.6
Cost of product updates and support fees	238.2	261.9	254.2	258.5	204.0
Cost of consulting services and other fees	507.2	593.2	588.5	593.9	384.0
Sales and marketing	412.9	457.1	460.2	438.7	335.1
Research and development	369.8	391.8	351.9	322.3	207.4
General and administrative	177.9	192.8	210.4	233.4	185.5
Amortization of intangible assets and depreciation	222.9	264.3	275.7	323.6	237.3
Restructuring	5.7	18.6	10.2	67.8	14.9
Acquisition-related and other costs	1.4	27.6	15.0	75.9	6.2

Total operating expenses	2,045.7	2,307.1	2,252.5	2,404.2	1,640.0

Income from operations	393.2	454.7	465.5	136.5	233.7
Total other expense, net	425.7	320.4	519.1	462.8	424.9

Income (loss) before income tax	(32.5)	134.3	(53.6)	(326.3)	(191.2)
Income tax provision (benefit)	(52.2)	12.6	22.6	(16.3)	(50.8)

Net income (loss)	$19.7	$121.7	$(76.2)	$(310.0)	$(140.4)

(1)	Reflects the 11-month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. All other periods presented include twelve months as originally reported. See Note 2, Summary of Significant Accounting Policies—Fiscal Year, in Notes to Consolidated Financial Statements of this Form 10-K.
(2)	On July 5, 2011 we completed our acquisition of Lawson Software, Inc. Fiscal 2012 includes Lawson results for the period from July 5, 2011 through May 31, 2012.

	April 30,	May 31,
(in millions)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$526.7	$575.3	$421.9	$384.4	$337.0
Working capital deficit	(226.4)	(305.9)	(432.1)	(526.0)	(252.6)
Total assets(1)	6,048.5	6,656.9	6,454.3	6,400.9	4,612.7
Total debt, including current maturities(1)(2)	5,226.8	5,250.1	5,187.3	5,225.8	4,330.9
Due to affiliate(3)	—	—	—	—	329.8
Total stockholders’ deficit	(796.8)	(460.0)	(563.9)	(620.5)	(1,214.7)

Other Financial Information:
Capital expenditures	$(35.7)	$(32.5)	$(36.0)	$(21.5)	$(11.9)
Dividends paid	(65.7)	—	—	—	(40.0)

(1)	Adjusted to reflect adoption of the FASB guidance on the presentation of debt issuance costs as a direct deduction in the carrying amount of our long-term debt. See Note 2, Summary of Significant Accounting Policies—Adoption of New Accounting Pronouncements, in Notes to Consolidated Financial Statements of this Form 10-K.
(2)	Over the past few fiscal years, in conjunction with our acquisition of Lawson in fiscal 2012, and in conjunction with the recapitalization and refinancing of our debt structure in fiscal 2012, 2013, 2014 and 2015, we have had significant changes to our long-term debt as we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid others. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.
(3)	Amounts relate to outstanding balances of loans to Lux Bond Co, Infor, Inc.’s parent. In conjunction with the recapitalization of our debt structure on April 5, 2012, the outstanding balance due to Lux Bond Co was contributed as equity and was no longer outstanding as of May 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Accordingly, in this Transition Report on Form 10-K, we have reported fiscal year 2015 as the 11-month transition period from June 1, 2014 through April 30, 2015.

To facilitate comparisons to our fiscal 2015 11-month transition period within this Management’s Discussion and Analysis, we have presented the similar unaudited 11-month period as recast for fiscal 2014 (June 1, 2013 through April 30, 2014). Financial results of fiscal 2014 compared to fiscal 2013 are presented as originally reported based on our 12-month fiscal years ended May 31, 2014 and 2013.

The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Transition Report on Form 10-K.

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

Any reference to we, our, us, Infor or the Company refers to Infor, Inc. and its consolidated subsidiaries.

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

We generate revenue primarily from the sale of perpetual software licenses granting customers use of our software products, providing access to software products through our SaaS subscription offerings, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our maintenance and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 12,790 employees worldwide and have offices in 42 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2015, our Americas, EMEA and APAC regions generated approximately 59.6%, 32.2% and 8.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Fiscal 2015 Overview

Fiscal 2015 was a year of continued investment, innovation and growth for Infor. Over the past eleven months of fiscal 2015, we continued our pivot to the cloud while making significant investments in our products to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, and in upgrading our customer base through Infor UpgradeX to Infor CloudSuite. Flexibility, agility, collaboration, mobility and ease of use were again our key design principles focused on helping our customers become faster and more efficient.

To that end, we now have more than 45 million users accessing Infor cloud applications in 96 different countries. We have expanded our Infor CloudSuite portfolio by delivering seven industry suites: Infor CloudSuite Automotive, Infor CloudSuite Aerospace & Defense, Infor CloudSuite Fashion, Infor CloudSuite Food & Beverage, Infor CloudSuite Healthcare, Infor CloudSuite Hospitality, and Infor CloudSuite Industrial. We also delivered Infor CloudSuite Business, an easy to use, ready-to-run ERP cloud platform that provides streamlined back-office management and deep visibility into business facets, from financials, reporting, and human resources to supply chain, project, sales, and customer relationship management. Infor now has more than 2,800 cloud customers in 6,300 customer sites. As a result, our SaaS revenue grew over 60% in fiscal 2015 compared to the similar 11-month period for fiscal 2014 recast (unaudited).

Fiscal 2015 was also a period of transition for Infor as we moved to our new fiscal calendar. Accordingly, our results for fiscal 2015 reflect the 11-month transition period of June 1, 2014, through April 30, 2015. In addition, we have recast prior period financial information for fiscal 2014 based on our new fiscal calendar to facilitate comparability of the current and prior 11-month periods.

We also completed the roll-out of our Infor 10x platform across all our growth products this year, and announced our next enterprise platform release, Infor Xi, in September. Building on Infor 10x, Infor Xi will deliver a major step in achieving the company’s vision for cloud applications that address specific industry needs with responsive design infused with machine-learning and big data analytics. Also in September, we announced Infor Financials, a brand new financial management application built for the cloud. Engineered in consultation with some of the world’s leading consulting firms, Infor Financials will uniquely address the needs of today’s CFO and financial professionals instead of relying on old technology and processes.

Building on the success we have experienced by making design a core competency, this year we created Infor Dynamic Science Labs, a new internal organization focused on infusing machine-learning and big data analytics into Infor applications, making them fast, smart, scalable and elegant. Applications powered by Infor Dynamic Science Labs will go beyond collecting, reporting, and distributing information, anticipating problems and responding with solutions, uncovering opportunities and recommending next steps, and helping answer an organization’s most pressing questions.

These significant investments helped drive our results in fiscal 2015 and receive strong, positive reactions from our customers. In the eleven months of fiscal 2015, we signed 16,000 deals and added approximately 3,000 new customers. Our customer retention rate continues to exceed 93%. The size of our deals continues to grow; we experienced a 34.6% increase in the number of deals valued at greater than $1M and a 2.4% increase in size of deals valued at greater than $1M in fiscal 2015 compared to fiscal 2014 recast. Total revenues increased by 3.9% in fiscal 2015 compared to fiscal 2014 recast, excluding the unfavorable foreign currency impact of 4.2%, as we realized strong growth in our software license fees and subscription revenue across all regions. Our income from operations increased $25.0 million, or 6.8%, when compared to the similar 11 months of fiscal 2014 as recast, and on a constant currency basis increased $51.0 million, or 13.9%. Our operating margin improved to 16.1% in fiscal 2015 compared to 15.1% last year. Our fiscal 2014 and 2015 refinancing activities resulted in a significant reduction in the cost of servicing our debt and favorable foreign currency translation fluctuations also benefitted our net income in fiscal 2015. Somewhat offsetting these was the loss on extinguishment of debt we recorded related to the fourth quarter refinancing of our senior notes.

Acquisitions

An acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grow our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our recent acquisitions. Operating results relating to these acquisitions have been included in our results of operations as of the applicable acquisition dates.

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

Fiscal 2015 Acquisitions

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Saleslogix is a provider of SaaS customer relationship management (CRM) software accessible via mobile devices, desktops, and laptops. This acquisition was not significant for financial reporting purposes and the related results were not material to our results for fiscal 2015.

Fiscal 2014 Acquisitions

On January 7, 2014, we acquired PeopleAnswers, a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics which complements and further expands our Infor HCM suite. During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million. These acquisitions were not significant for financial reporting purposes, either individually or in the aggregate.

Fiscal 2013 Acquisitions

During fiscal 2013 we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. These acquisitions were not significant for financial reporting purposes, either individually or in the aggregate.

Financing Activities

Over the past few fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure.

In fiscal 2015 we issued $1,630.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million aggregate principal amount of our 5.75% Senior Notes. The proceeds from the issuance of the 6.5% and 5.75% Senior Notes were used to repay the balance of all of our outstanding senior notes, including our 9 3/8%, 10.0% and 11.5% Senior Notes, as well as applicable redemption premiums thereon, accrued and unpaid interest, and to pay related transaction fees and expenses.

In fiscal 2014 we amended our Credit Agreement to refinance all of our then outstanding term loans under our credit facilities at favorable interest rates and extended the applicable maturity dates.

See Liquidity and Capital Resources—Long-Term Debt, below for details of our financing activities.

In addition, in fiscal 2014 affiliates of Infor issued senior notes to finance the repayment of their existing debt and fund distributions to our equity investors. On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company for Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of their 7.125%/7.875% Senior Contingent Cash Pay Notes. Proceeds from the sale of these notes were used to repay the outstanding balance of HoldCo’s affiliate’s existing debt of $166.8 million, to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to their existing debt, and to pay related transaction fees and expenses. We may from time-to-time service interest payments related to these notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. We have not reflected these notes in our consolidated financial statements for any of the periods presented. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our affiliate company borrowings.

Restructuring Activities

Over the past few years, in response to the challenging and sometimes uncertain domestic and global economic conditions, we have undertaken certain restructuring actions to reduce our headcount and streamline our operations. We have also taken certain actions to better focus our efforts on our targeted industry-specific solutions. In addition, as a result of our active acquisition program, we have taken certain actions related to acquired entities over the past few years to streamline back-office functions and eliminate redundancies incurred through acquisitions. We also restructured and consolidated office lease arrangements to eliminate redundant locations worldwide.

Our results for fiscal 2015, fiscal 2014 and fiscal 2013 include restructuring charges of $5.7 million, $18.6 million and $10.2 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 8.9% and 1.2%, respectively, as compared to the average exchange rates for fiscal 2014. For fiscal 2014, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 5.0% and 2.8%, respectively, as compared to the average exchange rates for fiscal 2013.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the 11-month transition period ended April 30, 2015, and the comparable unaudited 11-month period ended April 30, 2014, as recast, and for the comparable fiscal years ended May 31, 2014 and 2013:

(in millions, except percentages) 11 Months Ended April 30, 2015 vs. 2014 (unaudited—recast)	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(24.2)	$75.6	$51.4	(5.7)%	17.7%	12.0%
Product updates and support fees	(44.3)	33.7	(10.6)	(3.3)	2.5	(0.8)

Software revenues	(68.5)	109.3	40.8	(3.9)	6.2	2.3
Consulting services and other fees	(33.1)	(14.5)	(47.6)	(4.9)	(2.1)	(7.0)

Total revenues	$(101.6)	$94.8	$(6.8)	(4.2)%	3.9%	(0.3)%

Total operating expenses	$(75.6)	$43.8	$(31.8)	(3.6)%	2.1%	(1.5)%

(in millions, except percentages) Year Ended May 31, 2014 vs. 2013	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(0.1)	$30.3	$30.2	0.0%	5.8%	5.8%
Product updates and support fees	3.1	21.6	24.7	0.2	1.5	1.7

Software revenues	3.0	51.9	54.9	0.2	2.6	2.8
Consulting services and other fees	3.3	(14.4)	(11.1)	0.4	(1.9)	(1.5)

Total revenues	$6.3	$37.5	$43.8	0.2%	1.4%	1.6%

Total operating expenses	$3.6	$51.0	$54.6	0.1%	2.3%	2.4%

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) which requires us to make certain estimates, judgments and assumptions. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

Our significant accounting policies are described in detail in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K. The policies that reflect those areas that require more significant use of estimates, judgments and assumptions in the preparation of our financial statements include the following:

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

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

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

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria of ASC 605-25 are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling prices, as described earlier, to the extent possible. We establish TPE by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

Product Updates and Support Fees

Product updates and support fees entitle the customer to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically twelve months. The product updates and support fees are recorded as product updates and support fees revenue and recognized ratably over the term of the agreement. Revenues for product updates and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled product updates and support and recognized over the term of the agreement.

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

Deferred Costs

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

Valuation and Assessment of Impairment of Goodwill and Intangible Assets

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

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2015, 2014 and 2013 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

The carrying amount of our intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds its estimated fair value and this difference is recognized as an impairment loss. The estimated fair value of these intangible assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the intangible assets. We have not recognized any losses from impairment of our intangible assets during fiscal 2015, 2014 and 2013.

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

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the U.S. As of April 30, 2015, we did not provide for U.S. federal income taxes or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

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

We are subject to the provisions of ASC 740-10, which defines the accounting for uncertainty in income taxes by prescribing thresholds and attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different from the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made.

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

Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and quantifying the amount of loss for purposes of establishing or adjusting applicable reserves requires us to exercise considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters, or if we determine to change our strategy with respect to the resolution of any particular matter.

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

As more fully described in Note 16, Share Purchase and Option Plans, certain stock options, restricted stock and other equity-based awards outstanding under our Share Purchase and Option Plans are subject to vesting and repurchase features that function as in-substance forfeiture provisions. The repurchase features are removed only following the Company’s election not to exercise such repurchase rights within a certain period of time following the termination of the recipient’s employment. If the exercise of the Company’s repurchase rights is considered probable as of a given reporting date, no compensation costs are recognized for securities subject to these repurchase features in that period.

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency) for the periods indicated. To facilitate comparisons to our fiscal 2015 11-month transition period, we have presented the comparable unaudited 11-month period from June 1, 2013, to April 30, 2014, as recast for fiscal 2014.

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014		Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual	Constant Currency	Actual	Constant Currency
		(unaudited)
		(recast)
Revenues:
Software license fees and subscriptions	$479.2	$427.8	$548.3	$518.1	12.0%	17.7%	5.8%	5.8%
Product updates and support fees	1,330.3	1,340.9	1,465.9	1,441.2	(0.8)	2.5	1.7	1.5

Software revenues	1,809.5	1,768.7	2,014.2	1,959.3	2.3	6.2	2.8	2.6
Consulting services and other fees	629.4	677.0	747.6	758.7	(7.0)	(2.1)	(1.5)	(1.9)

Total revenues	2,438.9	2,445.7	2,761.8	2,718.0	(0.3)	3.9	1.6	1.4

Operating expenses:
Cost of software license fees and subscriptions	109.7	81.9	99.8	86.4	33.9	37.5	15.5	15.6
Cost of product updates and support fees	238.2	239.1	261.9	254.2	(0.4)	3.0	3.0	3.1
Cost of consulting services and other fees	507.2	540.3	593.2	588.5	(6.1)	(1.4)	0.8	0.4
Sales and marketing	412.9	403.3	457.1	460.2	2.4	5.6	(0.7)	(0.4)
Research and development	369.8	357.1	391.8	351.9	3.6	6.8	11.3	11.1
General and administrative	177.9	174.2	192.8	210.4	2.1	6.8	(8.4)	(8.2)
Amortization of intangible assets and depreciation	222.9	241.5	264.3	275.7	(7.7)	(5.0)	(4.1)	(4.6)
Restructuring costs	5.7	12.8	18.6	10.2	(55.5)	(53.9)	82.4	77.5
Acquisition-related and other costs	1.4	27.3	27.6	15.0	(94.9)	(94.9)	84.0	82.7

Total operating expenses	2,045.7	2,077.5	2,307.1	2,252.5	(1.5)	2.1	2.4	2.3

Income from operations	393.2	368.2	454.7	465.5	6.8	13.9	(2.3)	(2.9)

Interest expense, net	320.1	348.4	378.0	418.1	(8.1)	(8.1)	(9.6)	(9.6)
Loss on extinguishment of debt	172.4	5.2	5.2	1.8	NM	NM	188.9	188.9
Other (income) expense, net	(66.8)	(52.0)	(62.8)	99.2	28.5	5.6	NM	NM

Income (loss) before income tax	(32.5)	66.6	134.3	(53.6)	(148.8)	(127.6)	NM	NM
Income tax provision (benefit)	(52.2)	(0.4)	12.6	22.6	NM	NM	(44.2)	(37.6)

Net income (loss)	$19.7	$67.0	$121.7	$(76.2)	(70.6)%	(52.7)%	NM %	NM %

*	NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable 11 months ended April 30, 2015 (fiscal 2015) and 2014 as recast (fiscal 2014 recast), and the comparable fiscal years ended May 31, 2014 and 2013. Our fiscal 2014 recast results of operations are unaudited. Fiscal 2014 recast results exclude the month of May 2014, the last month of our prior fiscal year, which has historically been one of our stronger revenue generating months each fiscal year. This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and related notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal years as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014		Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual	Constant Currency	Actual	Constant Currency
		(unaudited)
		(recast)
Revenues:
Software license fees and subscriptions	$479.2	$427.8	$548.3	$518.1	12.0%	17.7%	5.8%	5.8%
Product updates and support fees	1,330.3	1,340.9	1,465.9	1,441.2	(0.8)	2.5	1.7	1.5

Software revenues	1,809.5	1,768.7	2,014.2	1,959.3	2.3	6.2	2.8	2.6
Consulting services and other fees	629.4	677.0	747.6	758.7	(7.0)	(2.1)	(1.5)	(1.9)

Total revenues	$2,438.9	$2,445.7	$2,761.8	$2,718.0	(0.3)%	3.9%	1.6%	1.4%

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

Total revenues increased by 3.9% in fiscal 2015 compared to fiscal 2014 recast, excluding the unfavorable foreign currency impact of 4.2%. On a constant currency basis, the increase was due primarily to growth in our software license fees and subscriptions revenues, which were up 17.7%. We realized growth in our software license fees and subscriptions revenues across all geographic regions primarily due to continued momentum in our SaaS subscription and CloudeSuite offerings. In fiscal 2015 we continued to see traction in the higher growth products where we have made investments over the past three years and with our SaaS subscription offerings. On a constant currency basis our product updates and support fees revenues were also up 2.5% across all regions. These increases were somewhat offset by a year-over-year decrease of 2.1% in our consulting services and other fees revenues as demand for our consulting services continues to be lower globally.

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

Software License Fees and Subscriptions. Our software license fees and subscriptions primarily consist of fees resulting from products licensed to customers on a perpetual basis and subscription revenues related to our SaaS offerings. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

Fiscal 2015, license fees and subscriptions revenues increased by 17.7%, compared to fiscal 2014 recast, excluding the unfavorable foreign currency impact of 5.7%. At constant currency, the increase was due to higher SaaS revenues, which contributed 9.9 points of the increase and includes the results of our recent acquisitions, primarily PeopleAnswers. In fiscal 2015 we increased the volume and the average deal size of our SaaS transactions. In addition, license fees revenues accounted for 7.8 points of the increase. The year-to-date increase was across all of our geographic regions. The total number of perpetual licensing transactions for fiscal 2015 was relatively flat compared to last year, however we had an increase of over 18.8% in transactions with total contract values greater than $250,000. The increase in license fees was also benefitted by the change in our fiscal year, which drove the focus of our fourth quarter quarterly sales cycle to April 30 in fiscal 2015 compared to May 31 in fiscal 2014.

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

Product updates and support fees increased by 2.5%, excluding the unfavorable foreign currency impact of 3.3%, in fiscal 2015 compared to fiscal 2014 recast. The increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. In addition, fiscal 2015 was favorably impacted by the inclusion of the results of our recent acquisitions, primarily Saleslogix. We continue to experience maintenance retention rates of over 93%.

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

Fiscal 2015 consulting services and other fees decreased by 2.1%, excluding the unfavorable foreign currency impact of 4.9%, compared to fiscal 2014 recast. At constant currency, the decrease in consulting services revenues was experienced in all of our regions with EMEA, APAC and Americas accounting for decreases of approximately 1.4, 1.1 and 0.7 points, respectively, compared to last year. These decreases were somewhat offset by a 1.0 point increase in other fees primarily related to the timing of Inforum, our annual customer event, which was held in September during the second quarter of fiscal 2015 with no amounts recorded in the fiscal 2014 recast period as our previous Inforum event was held in April 2013.

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

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $894.1 million at April 30, 2015, compared to $994.8 million at May 31, 2014.

The following table sets forth the components of deferred revenue:

	April 30,	May 31,
(in millions)	2015	2014
Software license fees and subscriptions	$79.5	$51.1
Product updates and support fees	754.9	869.4
Consulting services and other fees	59.7	74.3

Total deferred revenue	894.1	994.8
Less: current portion	867.0	975.3

Deferred revenue—non-current	$27.1	$19.5

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis.

Operating Expenses

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014		Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual	Constant Currency	Actual	Constant Currency
		(unaudited) (recast)
Operating expenses:
Cost of software license fees and subscriptions	$109.7	$81.9	$99.8	$86.4	33.9%	37.5%	15.5%	15.6%
Cost of product updates and support fees	238.2	239.1	261.9	254.2	(0.4)	3.0	3.0	3.1
Cost of consulting services and other fees	507.2	540.3	593.2	588.5	(6.1)	(1.4)	0.8	0.4
Sales and marketing	412.9	403.3	457.1	460.2	2.4	5.6	(0.7)	(0.4)
Research and development	369.8	357.1	391.8	351.9	3.6	6.8	11.3	11.1
General and administrative	177.9	174.2	192.8	210.4	2.1	6.8	(8.4)	(8.2)
Amortization of intangible assets and depreciation	222.9	241.5	264.3	275.7	(7.7)	(5.0)	(4.1)	(4.6)
Restructuring costs	5.7	12.8	18.6	10.2	(55.5)	(53.9)	82.4	77.5
Acquisition-related and other costs	1.4	27.3	27.6	15.0	(94.9)	(94.9)	84.0	82.7

Total operating expenses	$2,045.7	$2,077.5	$2,307.1	$2,252.5	(1.5)%	2.1%	2.4%	2.3%

Cost of Software License Fees and Subscriptions. Cost of software license fees and subscriptions reflects costs related to the sale of our software licenses including royalties to third parties, channel partner commissions and other software delivery expenses, and costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also sell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees and subscriptions is generally higher, as a percentage of revenues, when we sell products of third-party vendors. As a result, software license fees and subscriptions gross margins will vary depending on the proportion of third-party product sales and/or sales through our business partner channel in our revenue mix.

Fiscal 2015 cost of license fees and subscriptions increased by 37.5%, excluding the favorable foreign currency impact of 3.6%, compared to fiscal 2014 recast. At constant currency, this increase was primarily due to a 32.0 point increase related to higher SaaS costs in line with our higher revenues. In addition, we recorded higher channel partner commissions and third-party royalties which accounted for increases of 8.3 and 0.9 points, respectively, again in-line with our higher revenues in fiscal 2015. These increases were somewhat offset by a 3.7 point decrease related to other costs.

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

Fiscal 2015 cost of product updates and support fees increased by 3.0%, excluding the favorable foreign currency impact of 3.4%, compared to the corresponding prior period. At constant currency, the increase was primarily due to a 2.0 point increase related to higher channel partner commissions, a 1.9 point increase related to higher professional fees, and a 0.6 point increase related to higher third-party royalties. These increases were somewhat offset by a 1.5 point decrease in employee-related costs and related overhead allocations due to lower headcount in our customer support organization in fiscal 2015 compared to last year.

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

For fiscal 2015, cost of consulting services and other fees decreased by 1.4%, excluding the favorable foreign currency impact of 4.7%, compared to the corresponding prior period. At constant currency, the decrease was primarily due to a 0.9 point decrease in employee costs and related overhead allocations due to lower headcount in our professional services organizations, a 0.3 point decrease due to lower professional fees, and 0.6 points related to a decrease in other service costs. These decreases were somewhat offset by a 0.2 point increase in billable employee costs and a 0.2 point increase related to our hosting services costs.

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

Sales and marketing expenses increased by 5.6%, excluding the favorable foreign currency impact of 3.2%, in fiscal 2015, compared to fiscal 2014 recast. On a constant currency basis, sales and marketing expenses increased 3.3 points due to an increase in our marketing program costs primarily related to our September 2014 Inforum customer conference. In addition, 2.3 points relate to increased employee-related costs and overhead allocations. The increase in employee-related costs included an increase in salaries and commission costs which were somewhat offset by a decrease in equity-based compensation.

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

Research and development expenses increased 6.8%, excluding the favorable foreign currency impact of 3.2%, in fiscal 2015, compared to fiscal 2014 recast. On a constant currency basis, research and development expenses increased 4.2 points due to an increase in professional fees, 2.8 points as a result of higher employee-related costs and 0.6 points in overhead allocations. The increase in employee-related costs included an increase in salaries which was somewhat offset by a decrease in equity-based compensation. These increases were somewhat offset by a 0.8 point decrease related to other development costs.

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

Fiscal 2015 general and administrative expenses increased by 6.8%, excluding the favorable foreign currency impact of 4.7%, compared to fiscal 2014 recast. On a constant currency basis, general and administrative expenses increased approximately 8.6 points due to higher legal settlement costs incurred in fiscal 2015 compared to the reversal, recorded in the second quarter last year, of the accrual we had recorded related to certain patent litigation matters (see Note 14, Commitments and Contingencies- Litigation, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K). In addition, higher premise cost accounted for a 0.9 point increase, and an increase in other general and administrative expenses accounted for 1.6 points. These increases were partially offset by a 3.0 point decrease related to consulting and professional fees, primarily due to lower legal fees, and lower employee-related costs and overhead allocations of 1.3 points.

Fiscal 2014 general and administrative expenses decreased by 8.2%, excluding the favorable foreign currency impact of 0.2%, compared to fiscal 2013. On a constant currency basis, this decrease was primarily due to a 6.1 point decrease related to a change in estimate of the accrual we had recorded related to certain patent litigation matters. We also had a 1.9 point decrease related to lower professional fees including fees related to certain patent litigation matters.

Amortization of Intangible Assets and Depreciation. Amortization of intangible assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Fiscal 2015 amortization of intangible assets and depreciation decreased by 5.0%, excluding the favorable impact of foreign currency of 2.7%, compared with fiscal 2014 recast. The decrease resulted primarily from certain of our intangible assets being fully amortized in fiscal 2014 recast with no corresponding expense recorded in fiscal 2015, somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

Restructuring. We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to reduction of office space. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K.

In fiscal 2015, we incurred restructuring charges of $5.7 million compared to $12.8 million in fiscal 2014 recast. In fiscal 2014, as originally reported, we recorded restructuring charges of $18.6 million compared to $10.2 million in fiscal 2013. The restructuring charges recorded in fiscal 2015 were related to employee severance costs for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region. The restructuring charges recorded in fiscal 2013 were primarily for employee severance costs related to actions taken in connection with the combination of certain of our operations including GGC Holdings and Infor Global Solutions.

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

Fiscal 2015 acquisition-related and other costs of $1.4 million decreased by approximately $25.9 million compared to $27.3 million in fiscal 2014 recast. Fiscal 2015 acquisition-related and other costs related primarily to costs incurred for our recent acquisitions, primarily Saleslogix, as well as cost related to changing our fiscal year end. These costs were somewhat offset by adjustments to the estimated fair value of our contingent consideration liabilities related to prior period acquisitions.

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

Non-Operating Income and Expenses

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014		Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual	Constant Currency	Actual	Constant Currency
		(unaudited) (recast)
Interest expense, net	$320.1	$348.4	$378.0	$418.1	(8.1)%	(8.1)%	(9.6)%	(9.6)%

Loss on extinguishment of debt	172.4	5.2	5.2	1.8	NM	NM	188.9	188.9
Other (income) expense, net	(66.8)	(52.0)	(62.8)	99.2	28.5	5.6	NM	NM

Total non-operating expenses	$425.7	$301.6	$320.4	$519.1	41.1%	45.1%	(38.3)%	(37.5)%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Fiscal 2015 interest expense, net of $320.1 million decreased by $28.3 million, or 8.1%, compared to $348.4 million in fiscal 2014 recast. The decrease was primarily due to the refinancing of our term loans under our Credit Agreement in fiscal 2014 and the refinancing of our senior notes in April 2015 at favorable interest rates which resulted in a $28.3 million decrease in our interest expense. In addition, the amortization of deferred financing fees decreased $2.8 million from fiscal 2014 recast. These decreases were somewhat offset by a $1.8 million increase in the amortization of debt discounts and $1.0 million in additional interest related to our interest rate swaps.

Interest expense, net decreased by $40.1 million, or 9.6% to $378.0 million in fiscal 2014, compared to $418.1 million in fiscal 2013. The decrease in interest expense was primarily due to the refinancing of our Tranche B Term Loan in the second quarter of fiscal 2013, our Tranche B-1 Term Loan and our Euro Term Loan in the first quarter of fiscal 2014, and the refinancing of our Tranche B-2 Term Loan in the third quarter of fiscal 2014, at favorable interest rates. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions our interest expense decreased by approximately $42.2 million year-over-year. This decrease was somewhat offset by an increase in amortization of deferred financing fees and an increase in amortization of debt discounts in fiscal 2014 compared to fiscal 2013.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of redemption premiums paid, the net book value of deferred financing fees and debt discounts written off, and other costs incurred in connection with our refinancing activities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K.

In fiscal 2015, we recorded a loss on extinguishment of debt of $172.4 million related to the refinancing of our existing senior notes in the fourth quarter of fiscal 2015. This amount includes $134.7 million in applicable redemption premiums on our existing senior notes, $34.8 million related to the net book value of deferred financing fees and debt discounts written off, and $2.9 million in other costs incurred in connection with the repayment of our existing senior notes.

The $5.2 million loss on extinguishment of debt recorded in fiscal 2014 related to the amendments to our Credit Agreement refinancing our then outstanding term loans. This amount represents the net book value of deferred financing fees written off in connection with our refinancing transactions during the first and third quarters of fiscal 2014 for those lenders whose participation was treated as an extinguishment rather than a modification of the related debt.

The $1.8 million loss on extinguishment of debt recorded in fiscal 2013 represents the net book value of deferred financing fees written off in second quarter of fiscal 2013 and other costs incurred in connection with our refinancing transactions during the second quarter for those lenders whose participation was treated as an extinguishment rather than a modification of debt.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Fiscal 2015 other (income) expense, net was net income of $66.8 million compared to net income of $52.0 million in fiscal 2014 recast. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the Euro.

For fiscal 2014, other (income) expense, net was net income of $62.8 million compared to net expense of $99.2 million in fiscal 2013. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the British Pound and the Euro.

Income Tax Provision (Benefit)

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014				Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual		Constant Currency		Actual	Constant Currency
		(unaudited) (recast)
Income tax provision (benefit)	$(52.2)	$(0.4)	$12.6	$22.6	NM	%	NM	%	(44.2)%	(37.6)%
Effective income tax rate	160.6%	(0.6)%	9.4%	(42.2)%

*	NM Percentage not meaningful

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

For fiscal 2015, we recorded an income tax benefit of $52.2 million, resulting in an effective tax rate of 160.6%. The change in our effective tax rate for fiscal 2015 compared to fiscal 2014 was driven by a reduction in foreign earnings subject to United States taxes (Subpart F income), a reduction in non-deductible stock compensation, the ability to utilize the benefits of IRC Section 199 for domestic manufacturing, and a reduction in various permanent taxable income addbacks.

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

Following the Infor Combination transaction that occurred on April 5, 2012, we evaluated various tax structuring alternatives to rationalize various legal entities and reduce our overall global tax liability. During fiscal 2013, we completed several organizational restructuring actions resulting in the discrete release of the valuation allowance for various foreign deferred tax assets in the amount of $24.4 million. During fiscal 2014 and 2015, we continued to execute multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower backoffice costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal year 2014 and 2015. During fiscal 2015, we continued to examine various tax structuring alternatives that may be executed during fiscal year 2016 which would provide additional positive evidence in our valuation allowance considerations which may result in further foreign valuation releases, specifically in the Netherlands. In the Netherlands, the Company continues to remain in a 3 year cumulative loss position as of April 30, 2015 for certain subsidiaries which constitutes significant negative evidence in our valuation allowance considerations. Based on projected future earnings, the 3 year cumulative income/loss analysis and the evaluation of certain tax planning strategies that would utilize available net operating losses prior to expiration, it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s Netherlands deferred tax assets.

Infor is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2015, 2014 and fiscal 2013, we made cash payments of $11.7 million, $11.5 million and $9.5 million, respectively, to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present our non-GAAP revenues as well. We believe our presentation of non-GAAP revenues provides meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets and to serve as a measurement for incentive compensation awards. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that these non-GAAP measures are useful to users because they provide supplemental information that research analysts, investment bankers and lenders frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required by our lenders in our reporting to them.

The method we use to produce non-GAAP financial measures is not in accordance with GAAP and may differ from the methods used by other companies reporting similar measures. These non-GAAP financial measures should not be regarded as a substitute for the corresponding GAAP measures but instead should be utilized as supplemental measures of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP measures presented below.

The following table presents the reconciliation of our GAAP revenues as reported to our non-GAAP revenues for the periods indicated:

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended April 30, 2015 vs. 2014		Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	Actual	Constant Currency	Actual	Constant Currency
		(unaudited) (recast)
GAAP revenues	$2,438.9	$2,445.7	$2,761.8	$2,718.0	(0.3)%	3.9%	1.6%	1.4%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	0.7	4.7	5.1	13.5
Purchase accounting impact on product updates and support fees	3.5	1.1	1.2	1.5
Purchase accounting impact on consulting services and other fees	0.3	1.8	1.9	4.8

Total non-GAAP revenue adjustments	4.5	7.6	8.2	19.8

Non-GAAP revenues	$2,443.4	$2,453.3	$2,770.0	$2,737.8	(0.4)%	3.7%	1.2%	0.9%

The non-GAAP adjustments we make to our reported GAAP revenues are primarily related to purchase accounting and other acquisition matters. These amounts reflect adjustments to increase software license fees and subscriptions, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software license fees and subscriptions, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software license fees and subscriptions, product updates and support fees, and consulting services and other fees. We believe the presentation of non-GAAP revenues provides investors and other external users a helpful alternative view of our operations.

Liquidity and Capital Resources

Cash Flows

	11 Months Ended April 30,		Year Ended May 31,		11 Months Ended	Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2014	2013	April 30, 2015 vs. 2014
		(unaudited)
		(recast)
Cash provided by (used in):
Operating activities	$208.2	$280.8	$414.6	$282.4	(25.9)%	46.8%
Investing activities	(48.7)	(249.8)	(251.7)	(139.8)	(80.5)	80.0
Financing activities	(158.2)	(15.7)	(15.7)	(106.6)	907.6	(85.3)
Effect of exchange rate changes on cash and cash equivalents	(49.9)	9.9	6.2	1.5	NM	313.3

Net change in cash and cash equivalents	$(48.6)	$25.2	$153.4	$37.5	NM %	309.1%

*	NM Percentage not meaningful

Capital Resources

	April 30,	May 31,		April 30, 2015	Fiscal 2014 vs. 2013
(in millions, except percentages)	2015	2014	2013	vs. Fiscal 2014
Working capital deficit	$(226.4)	$(305.9)	$(432.1)	(26.0)%	(29.2)%
Cash and cash equivalents	$526.7	$575.3	$421.9	(8.4)%	36.4%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. During fiscal 2015, 2014 and 2013 we have also undertaken significant investing and financing activities related to our acquisitions and the refinancing of our long-term debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources. In fiscal 2015, we completed one acquisition for a purchase price of $30.1 million, net of cash acquired. In fiscal 2014, we completed two acquisitions for an aggregate purchase price of approximately $202.0 million, net of cash acquired. In fiscal 2013, we completed five acquisitions for an aggregate purchase price of $119.7 million, net of cash acquired. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2016 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2015 was $208.2 million. Our net income adjusted for non-cash items provided $322.6 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $114.4 million. The operating assets and liabilities uses of cash related primarily to a $68.1 million decrease in deferred revenue, primarily due to decreased deferred maintenance resulting from the timing of our maintenance renewals in May, and a $39.8 million decrease in accounts payable, accrued expenses and other liabilities, primarily due to a decrease in accrued interest related to the recent refinancing of our senior notes. The uses of cash were partially offset by a $29.4 million decrease in accounts receivable, net.

Net cash provided by operating activities for fiscal 2014 was $414.6 million. Our net income adjusted for non-cash items provided $380.4 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $34.2 million. The operating assets and liabilities sources of cash related to a $28.9 million increase in deferred revenue, primarily due to increased deferred SaaS revenue as well as increased deferred maintenance, and a $19.9 million increase in accounts payable, accrued expenses and other liabilities, primarily due to an increase in accrued interest. The sources of cash were partially offset by a $29.5 million change in income tax receivable/payable.

Net cash provided by operating activities for fiscal 2013 was $282.4 million. Our net loss adjusted for non-cash items provided $313.7 million in cash due to strong cash flows from operations while changes in operating assets and liabilities used cash of $31.3 million. The uses of cash were primarily from a $97.1 million decrease in accounts payable, accrued expenses and other liabilities, predominantly related to a decrease in accrued interest and a reduction in accrued incentive compensation, and a $19.4 million increase in prepaid expenses and other assets. These uses of cash were somewhat offset by a $58.0 million increase in deferred revenue, primarily due to the timing of maintenance renewals, $13.7 million related to our income tax receivable/payable and a $13.5 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $48.7 million in fiscal 2015. The primary uses of cash were $35.7 million used to purchase property, equipment and software, and $30.1 million net cash used for our acquisitions, partially offset by $17.1 million decrease in restricted cash.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $158.2 million in fiscal 2015. The primary uses of cash were $1,932.5 million in debt repayments including the outstanding balances of our senior notes in April 2015, $168.7 million in fees paid relating to our refinancing transactions during the fiscal year including approximately $137.7 million in early redemption premiums and other fees related to the repayment of our existing senior notes and $31.0 million that we capitalized as deferred financing fees related to the issuance of our new senior notes, and $65.7 million for dividends paid. These uses of cash were mostly offset by $2,019.7 million in proceeds from the issuance of debt related to the refinancing of our senior notes in April 2015.

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

Effect of Exchange Rate Changes

In fiscal 2015, changes in foreign currency exchange rates resulted in a $49.9 million decrease in our cash and cash equivalents. Foreign currency exchange rate changes increased our cash and cash equivalents by $6.2 million and $1.5 million in fiscal 2014 and fiscal 2013, respectively.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $226.4 million at April 30, 2015, compared to $305.9 million at May 31, 2014. At April 30, 2015, our cash decreased by $48.6 million compared to the balance at May 31, 2014. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2015, the most significant change in our current assets, other than cash, was a decrease of $66.2 million in accounts receivable, net. During fiscal 2015 the most significant changes in our current liabilities included a $108.3 million decrease in deferred revenue, primarily due to a decrease in deferred maintenance as a result of the timing of our maintenance renewals in May, and a decrease in accrued expenses of $67.2 million, primarily due to a decrease in accrued interest in relation to our recent debt refinancing.

Cash and Cash Equivalents

As of April 30, 2015, we had $526.7 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of April 30, 2015, $86.7 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $440.0 million of our unrestricted cash and cash equivalents were held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2015			May 31, 2014
(in millions)	Principal Amount	Net Amount(1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$466.7	$462.2	3.750%	$477.4	$472.2	3.750%
First lien Term B-5 due June 3, 2020	2,473.0	2,382.0	3.750%	2,543.6	2,437.6	3.750%
First lien Euro Term B due June 3, 2020	382.3	377.0	4.000%	472.0	465.9	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,618.4	6.500%	—	—	—
5.75% senior notes due May 15, 2022	393.0	387.2	5.750%	—	—	—
9.375% senior notes due April 1, 2019	—	—	—	1,015.0	997.3	9.375%
10.0% senior notes due April 1, 2019	—	—	—	340.7	334.6	10.000%
11.5% senior notes due July 15, 2018	—	—	—	560.0	542.5	11.500%
Deferred financing fees, debt discounts and premiums, net	(118.2)	—		(158.6)	—

Total long-term debt	5,226.8	5,226.8		5,250.1	5,250.1
Less: current portion	(0.1)	(0.1)		(31.7)	(31.7)

Total long-term debt—non-current	$5,226.7	$5,226.7		$5,218.4	$5,218.4

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2015, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

In fiscal 2015 we changed the presentation of our deferred financing fees related to our term loans and senior notes from an asset to a direct deduction from the carrying amount of our long-term debt, consistent with the presentation of debt discounts and premiums. The unamortized balance of our deferred financing fees is included above in deferred financing fees, debt discounts and premiums, net, for the periods indicated. See Note 2, Summary of Significant Accounting Policies—Adoption of New Accounting Pronouncements, in Notes to Consolidated Financial Statements of this Form 10-K.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement) which was subsequently amended pursuant to several refinancing amendments described below.

Under the secured term loan facility, we borrowed initial term loans having aggregate principal amounts of $2,770.0 million (the Tranche B Term Loan), $400.0 million (the Tranche B-1 Term Loan) and €250.0 million (the Euro Term Loan) on April 5, 2012, each of which has been refinanced with additional term loans as described below. Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of April 30, 2015, we have made no draws against the Revolver and no amounts are currently outstanding. However, $7.5 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $142.5 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2015:

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

On January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended). The Fourth Amendment provided for the refinancing of all of the then outstanding balance of our Tranche B-2 Term Loan with the proceeds of a new $2,550.0 million term loan (the Tranche B-5 Term Loan). Interest on the Tranche B-5 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. This was a reduction in our effective rate related to the new term loan as compared to the Tranche B-2 Term Loan which was based on an Adjusted LIBOR rate plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum. The Tranche B-5 Term Loan matures on June 3, 2020, which is an extension of approximately 26 months compared to the original Tranche B-2 Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-5 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of our assets and the assets of the guarantors.

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

On September 27, 2012, we entered into the Refinancing Amendment No. 1 (the First Amendment) to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million term loan (the Tranche B-2 Term Loan). Interest on the Tranche B-2 Term Loan was based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum, or ABR, plus a margin of 3.0% per annum, with an ABR floor of 2.25% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 5.0% per annum. The Tranche B-2 Term Loan was to mature on April 5, 2018, which was the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan was guaranteed by the same guarantors, and was secured by liens on substantially all of our assets and the assets of the guarantors.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Senior Notes

Infor 6.5% and 5.75% Senior Notes

On April 1, 2015, we issued approximately $1,030.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes at an issue price of 100%. On April 23, 2015, we issued an additional $600.0 million in aggregate principal amount of our 6.5% Senior Notes at an issue price of 102.25% plus accrued interest from April 1, 2015. The 6.5% and 5.75% Senior Notes mature on May 15, 2022, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on May 15 and November 15 each year, beginning on November 15, 2015.

In connection with the issuance of the 6.5% and 5.75% Senior Notes, we entered into a registration rights agreements with the initial purchasers of the notes. Under the registration rights agreements we agreed to file with the SEC a registration statement with respect to an offer to exchange the 6.5% and 5.75% Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes.

Proceeds from the issuance of the 6.5% and 5.75% Senior Notes were used to repay the outstanding balances of our 9 3/8%, 10.0% and 11.5% Senior Notes, discussed below, including applicable redemption premiums thereon, accrued and unpaid interest, and to pay related transaction fees and expenses.

The 6.5% and 5.75% Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we are subject to certain customary affirmative and negative covenants.

Infor 9 3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes were to mature on April 1, 2019, and bore interest at the applicable rates per annum that was payable semi-annually in cash in arrears, on April 1 and October 1 each year, beginning on October 1, 2012. The outstanding balances of our 9 3/8% and 10.0% Senior Notes, including applicable call premiums of $71.4 million and $20.1 million, respectively, were repaid on April 1, 2015, with the proceeds from the issuance of our 6.5% and 5.75% Senior Notes.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes were to mature on July 15, 2018 and bore interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15, beginning January 15, 2012. The outstanding balance of our 11.5% Senior Notes, including applicable call premium of $43.2 million, was repaid on April 23, 2015, with the proceeds from the issuance of our additional 6.5% Senior Notes.

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The terms of the exchange notes were substantially identical to those of the original senior notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the senior notes no longer applied. Under the Exchange Offer all of the original notes were exchanged for applicable exchange notes.

The 9.375%, 10.0% and 11.5% Senior Notes were general unsecured obligations of Infor (US), Inc. and were guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we were subject to certain customary affirmative and negative covenants.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. See Note 12, Debt—Affiliate Company Borrowings, in Notes to Consolidated Financial Statements of this Form 10-K.

Restricted Cash

We had approximately $8.1 million of restricted cash as of April 30, 2015, of which approximately $0.2 million and $7.9 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

We had approximately $26.8 million of restricted cash as of May 31, 2014, of which approximately $18.9 million and $7.9 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to amounts held in escrow for certain litigation matters and various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2015, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Balance sheet contractual obligations:
Total outstanding debt (principal)	$5,345.0	$0.1	$45.9	$68.6	$5,230.4
Interest on long-term debt	1,574.5	191.3	516.6	521.8	344.8
Capital leases	7.8	3.6	3.7	0.5	—

Total balance sheet contractual obligations	6,927.3	195.0	566.2	590.9	5,575.2

Other contractual obligations:

Operating leases	212.6	50.7	64.8	40.8	56.3
Purchase obligations	191.5	43.2	54.9	51.1	42.3

Total other contractual obligations	404.1	93.9	119.7	91.9	98.6

Total contractual obligations	$7,331.4	$288.9	$685.9	$682.8	$5,673.8

Total contractual obligations at April 30, 2015 were $7,331.4 million. Our purchase obligations represent those commitments greater than $0.1 million annually. Total unrecognized tax benefits of $143.8 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of April 30, 2015, over the projection period.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 46.9%, 49.6% and 50.9% of our total revenues for fiscal 2015, 2014 and 2013, respectively. International cost of revenues and operating expenses accounted for 46.3%, 48.6% and 49.0% of our total cost of revenues and operating expenses for fiscal 2015, 2014 and 2013, respectively.

As of April 30, 2015 and May 31, 2014, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.4% and 7.2%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.1% and 1.3% as of April 30, 2015 and May 31, 2014, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.6% and 1.0% as of April 30, 2015 and May 31, 2014, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of April 30, 2015 and May 31, 2014, we had $5,224.2 million and $5,246.3 million, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at April 30, 2015, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.00% or 2.00%. On April 30, 2015, the three-month LIBOR and the EURIBOR rates were 0.28% and -0.01%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the April 30, 2015, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.4% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments, in Notes to Consolidated Financial Statements of this Transition Report on Form 10-K.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2015, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2015. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

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

Our Management’s Report on Internal Control over Financial Reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our report. Therefore, this Transition Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFOR, INC.

Dated: June 26, 2015	By:	/s/ CHARLES E. PHILLIPS, JR.
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

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Transition Report on Form 10-K.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	June 26, 2015

/s/ NICOLE ANASENES Nicole Anasenes	Chief Financial Officer (principal financial officer)	June 26, 2015

/s/ JAY HOPKINS Jay Hopkins	Chief Accounting Officer, Senior Vice President and Controller (principal accounting officer)	June 26, 2015

/s/ DAVID DOMINIK David Dominik	Director	June 26, 2015

/s/ PRESCOTT ASHE Prescott Ashe	Director	June 26, 2015

/s/ C. JAMES SCHAPER C. James Schaper	Director	June 26, 2015

/s/ STEWART BLOOM Stewart Bloom	Director	June 26, 2015

/s/ C.J. FITZGERALD C.J. Fitzgerald	Director	June 26, 2015

/s/ RISHI CHANDNA Rishi Chandna	Director	June 26, 2015

INDEX TO THE FINANCIAL STATEMENTS—ITEM 15(a) 1-2

Page Number
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets at April 30, 2015 and May 31, 2014	58
Consolidated Statements of Operations for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013	59
Consolidated Statements of Comprehensive Income (Loss) for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013	60
Consolidated Statements of Stockholders’ Deficit for the 11 months ended April 30, 2015, and for the fiscal years ended May 31, 2014 and 2013	61
Consolidated Statements of Cash Flows for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013	62
Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Infor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Infor, Inc. and its subsidiaries at April 30, 2015 and May 31, 2014, and the results of their operations and their cash flows for the eleven months ended April 30, 2015 and for each of the two years in the period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 26, 2015

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	April 30, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$526.7	$575.3
Accounts receivable, net	338.0	404.2
Prepaid expenses	113.9	108.1
Income tax receivable	49.6	33.7
Other current assets	17.8	33.5
Deferred tax assets	30.8	27.5

Total current assets	1,076.8	1,182.3
Property and equipment, net	81.8	82.8
Intangible assets, net	731.0	950.7
Goodwill	4,045.8	4,317.2
Deferred tax assets	72.8	88.6
Other assets	40.3	35.3

Total assets	$6,048.5	$6,656.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62.4	$53.8
Income taxes payable	33.5	19.8
Accrued expenses	339.1	406.3
Deferred tax liabilities	1.1	1.3
Deferred revenue	867.0	975.3
Current portion of long-term obligations	0.1	31.7

Total current liabilities	1,303.2	1,488.2
Long-term debt, net	5,226.7	5,218.4
Deferred tax liabilities	107.0	192.5
Other long-term liabilities	208.4	217.8

Total liabilities	6,845.3	7,116.9

Commitments and contingencies (Note 14)

Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at April 30, 2015 and May 31, 2014	—	—
Additional paid-in capital	1,209.1	1,276.3
Receivable from stockholders	(35.3)	(35.3)
Accumulated other comprehensive income (loss)	(240.6)	48.7
Accumulated deficit	(1,730.0)	(1,749.7)

Total stockholders’ deficit	(796.8)	(460.0)

Total liabilities and stockholders’ deficit	$6,048.5	$6,656.9

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	11 Months Ended April 30,		Year Ended May 31,
	2015	2014	2014	2013
		(unaudited) (recast)
Revenues:
Software license fees and subscriptions	$479.2	$427.8	$548.3	$518.1
Product updates and support fees	1,330.3	1,340.9	1,465.9	1,441.2

Software revenues	1,809.5	1,768.7	2,014.2	1,959.3
Consulting services and other fees	629.4	677.0	747.6	758.7

Total revenues	2,438.9	2,445.7	2,761.8	2,718.0

Operating expenses:
Cost of software license fees and subscriptions(1)	109.7	81.9	99.8	86.4
Cost of product updates and support fees(1)	238.2	239.1	261.9	254.2
Cost of consulting services and other fees(1)	507.2	540.3	593.2	588.5
Sales and marketing	412.9	403.3	457.1	460.2
Research and development	369.8	357.1	391.8	351.9
General and administrative	177.9	174.2	192.8	210.4
Amortization of intangible assets and depreciation	222.9	241.5	264.3	275.7
Restructuring costs	5.7	12.8	18.6	10.2
Acquisition-related and other costs	1.4	27.3	27.6	15.0

Total operating expenses	2,045.7	2,077.5	2,307.1	2,252.5

Income from operations	393.2	368.2	454.7	465.5

Other expense, net:
Interest expense, net	320.1	348.4	378.0	418.1
Loss on extinguishment of debt	172.4	5.2	5.2	1.8
Other (income) expense, net	(66.8)	(52.0)	(62.8)	99.2

Total other expense, net	425.7	301.6	320.4	519.1

Income (loss) before income tax	(32.5)	66.6	134.3	(53.6)
Income tax provision (benefit)	(52.2)	(0.4)	12.6	22.6

Net income (loss)	$19.7	$67.0	$121.7	$(76.2)

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	11 Months Ended April 30,		Year Ended May 31,
	2015	2014	2014	2013
		(unaudited) (recast)
Net income (loss)	$19.7	$67.0	$121.7	$(76.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(277.5)	(10.6)	(32.9)	126.5
Change in defined benefit plan funding status, net of tax	(8.9)	0.7	1.5	1.6
Unrealized gain (loss) on derivative instruments, net of tax	(2.9)	(7.9)	(9.9)	—

Total other comprehensive income (loss)	(289.3)	(17.8)	(41.3)	128.1

Comprehensive income (loss)	$(269.6)	$49.2	$80.4	$51.9

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, May 31, 2012	1,000	$—	$1,234.2	$(21.4)	$(38.1)	$(1,795.2)	$(620.5)
Equity-based compensation expense	—	—	14.0	—	—	—	14.0
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	—	—	—	1.6	—	1.6
Receivable from stockholders	—	—	—	(8.7)	—	—	(8.7)
Other	—	—	(0.6)	—	—	—	(0.6)
Net income (loss)	—	—	—	—	—	(76.2)	(76.2)

Balance, May 31, 2013	1,000	—	1,247.6	(30.1)	90.0	(1,871.4)	(563.9)
Equity-based compensation expense	—	—	28.7	—	—	—	28.7
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(32.9)	—	(32.9)
Defined benefit plan funding status, net of tax	—	—	—	—	1.5	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(9.9)	—	(9.9)
Receivable from stockholders	—	—	—	(5.2)	—	—	(5.2)
Net income (loss)	—	—	—	—	—	121.7	121.7

Balance, May 31, 2014	1,000	—	1,276.3	(35.3)	48.7	(1,749.7)	(460.0)
Equity-based compensation expense	—	—	15.5	—	—	—	15.5
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(277.5)	—	(277.5)
Defined benefit plan funding status, net of tax	—	—	—	—	(8.9)	—	(8.9)
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(2.9)	—	(2.9)
Dividend paid/accrued	—	—	(82.7)	—	—	—	(82.7)
Net income (loss)	—	—	—	—	—	19.7	19.7

Balance, April 30, 2015	1,000	$—	$1,209.1	$(35.3)	$(240.6)	$(1,730.0)	$(796.8)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	11 Months Ended April 30,		Year Ended May 31,
	2015	2014	2014	2013
		(unaudited) (recast)
Cash flows from operating activities:
Net income (loss)	$19.7	$67.0	$121.7	$(76.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	222.9	241.5	264.3	275.7
Provision for doubtful accounts, billing adjustments and sales allowances	16.0	15.0	17.7	11.3
Deferred income taxes	(79.1)	0.9	(23.5)	(36.4)
Non-cash (gain) loss on foreign currency	(66.2)	(54.3)	(65.0)	99.3
Non-cash interest	24.4	25.4	27.6	25.5
Loss on extinguishment of debt	172.4	5.2	5.2	1.3
Equity-based compensation expense	15.5	25.5	28.7	14.0
Other	(3.0)	2.5	3.7	(0.8)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(21.9)	12.9	12.8	(19.4)
Accounts receivable, net	29.4	97.5	2.1	13.5
Income tax receivable/payable	(14.0)	(52.3)	(29.5)	13.7
Deferred revenue	(68.1)	(65.9)	28.9	58.0
Accounts payable, accrued expenses and other liabilities	(39.8)	(40.1)	19.9	(97.1)

Net cash provided by operating activities	208.2	280.8	414.6	282.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	(30.1)	(199.7)	(199.7)	(106.0)
Change in restricted cash	17.1	(20.2)	(19.5)	2.2
Purchases of property, equipment and software	(35.7)	(29.9)	(32.5)	(36.0)

Net cash used in investing activities	(48.7)	(249.8)	(251.7)	(139.8)

Cash flows from financing activities:
Dividends paid	(65.7)	—	—	—
Loans to stockholders	—	(5.2)	(5.2)	(8.7)
Payments on capital lease obligations	(2.5)	(2.3)	(2.3)	(1.5)
Proceeds from issuance of debt	2,019.7	3,487.7	3,487.7	2,778.9
Payments on long-term debt	(1,932.5)	(3,457.5)	(3,457.5)	(2,847.2)
Deferred financing and early debt redemption fees paid	(168.7)	(37.5)	(37.5)	(27.6)
Other	(8.5)	(0.9)	(0.9)	(0.5)

Net cash used in financing activities	(158.2)	(15.7)	(15.7)	(106.6)

Effect of exchange rate changes on cash and cash equivalents	(49.9)	9.9	6.2	1.5

Net (decrease) increase in cash and cash equivalents	(48.6)	25.2	153.4	37.5
Cash and cash equivalents at the beginning of the period	575.3	421.9	421.9	384.4

Cash and cash equivalents at the end of the period	$526.7	$447.1	$575.3	$421.9

Supplemental disclosure of cash flow information
Cash paid for interest	$344.4	$326.7	$326.7	$424.5
Cash paid for income taxes	$41.5	$45.8	$65.0	$45.6
Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$36.3	$207.3	$207.3	$147.9
Liabilities assumed in acquisitions	$6.2	$7.6	$7.6	$41.9
Capital lease obligations	$5.2	$2.7	$3.0	$2.8

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

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). Our Consolidated Financial Statements include the accounts of Infor, Inc. and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated.

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

Fiscal Year

Our fiscal year has historically been from June 1 through May 31. Unless otherwise stated, references to the years 2014 and 2013 relate to the fiscal years ended May 31, 2014 and 2013, respectively.

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end. On April 22, 2014, our Board of Directors approved a change in our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal year 2015 which ended on April 30, 2015. As a result of this change, our fiscal 2015 has been reported as the 11-month transition period from June 1, 2014 to April 30, 2015. Accordingly, our Consolidated Balance Sheets are presented as of April 30, 2015, and May 31, 2014, our last audited annual balance sheet. The accompanying Consolidated Financial Statements, and the Notes thereto, include our results of operations and cash flows for the 11-month transition period of fiscal 2015 and for fiscal 2014 and 2013 as originally reported. In addition, we have presented on the accompanying Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Cash Flows our unaudited results of operations and cash flows for the comparable 11-month recast period of fiscal 2014 (the period June 1, 2013 to April 30, 2014).

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

On April 30, 2015, we early adopted the FASB guidance related to simplifying the presentation of debt issuance costs on our Consolidated Balance Sheets. This guidance required a change in the presentation of the debt issuance costs related to our term loans and senior notes from an asset to a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. This guidance was related to presentation only and did not impact our recognition or measurement of the applicable debt issuance costs. We have applied this guidance retrospectively to all periods presented. The adoption of this guidance did not have an impact on our results of operations or cash flows.

The following table reflects the impact that adoption of the FASB guidance on debt issuance costs had on our Consolidated Balance Sheet as of May 31, 2014:

(in millions)	As Originally Reported	Adjustments Related to Debt Issuance Costs(1)	As Adjusted
Other assets	$31.5	$3.8	$35.3
Deferred financing fees, net	$125.0	$(125.0)	$—
Long-term debt, net	$5,339.6	$(121.2)	$5,218.4

(1)	Amount in other assets is deferred finance fees, net of amortization, related to our revolving credit facility.

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initial application recognized at the date of adoption. We are currently evaluating how this guidance will affect our revenue recognition, which transition approach we will use upon adoption and the impact it may have on our financial position, results of operations or cash flows.

As of the date of this annual transition report, there were no other recent accounting standards updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Consolidated Statements of Operations and were approximately $107.1 million, $74.9 million and $47.8 million in fiscal 2015, 2014 and 2013, respectively.

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

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria of ASC 605-25 are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling prices, as described earlier, to the extent possible. We establish TPE by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

Product Updates and Support Fees

Product updates and support fees entitle the customer to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically twelve months. The product updates and support fees are recorded as product updates and support fees revenue and recognized ratably over the term of the agreement. Revenues for product updates and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled product updates and support and recognized over the term of the agreement.

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

Deferred Costs

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2012	$9.6
Provision	4.8
Write-offs	(4.3)
Currency translation effect	0.6

Balance, May 31, 2013	10.7
Provision	4.6
Write-offs	(7.6)
Currency translation effect	0.2

Balance, May 31, 2014	7.9
Provision	7.4
Write-offs	(7.3)
Currency translation effect	(0.7)

Balance, April 30, 2015	$7.3

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining term of the leases to which they relate. Repair and maintenance costs are expensed as incurred if they do not increase the life or productivity of the related capitalized asset. Assets acquired under capital leases are included in property and equipment with corresponding depreciation included in accumulated depreciation. Capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the respective assets, or the term of the capital lease.

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

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. We did not recognize any impairment charges for property and equipment during fiscal 2015, 2014 and 2013.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on a straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of April 30, 2015 and May 31, 2014, we had total deferred rent liabilities of $23.7 million and $16.9 million, respectively. The current and non-current portions of our deferred rent liabilities are included in accrued expenses and other long-term liabilities, respectively, on our Consolidated Balance Sheets. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies—Leases.

Contingencies—Litigation Reserves

We provide for contingent liabilities, including those related to litigation matters, in accordance with ASC 450, Contingencies. Pursuant to this guidance, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. We disclose in the notes to our financial statements those loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. We do not record gain contingencies until they are realized. We expense all legal costs to resolve regulatory, legal, tax, or other matters in the period incurred.

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

Software Development Costs

Expenditures for software research and development consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $4.2 million, $4.4 million and $3.2 million in fiscal 2015, 2014 and 2013, respectively. Amortization expense for assets capitalized totaled $3.6 million, $3.5 million and $2.7 million for fiscal 2015, 2014 and 2013, respectively. Unamortized costs capitalized totaled $4.5 million and $3.9 million as of April 30, 2015, and May 31, 2014, respectively.

We begin amortizing capitalized software development costs once a product is available for general release. Amortization of capitalized software development costs and acquired technology is recognized based upon the greater of 1) the ratio of current revenues to total anticipated product revenues, or 2) the amount computed on a straight-line basis with reference to the product’s expected useful life. At least annually, we perform a net realizable value analysis and the amount by which unamortized software development costs exceed the net realizable value, if any, is recognized as expense in the period it is determined. Amortization expense associated with capitalized software development costs and acquired technology is recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations.

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain systems projects. These systems projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, expenses are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to seven years. Amortization commences when the software is available for its intended use. During fiscal 2015 and 2014 we capitalized approximately $4.1 million and $0.9 million, respectively, related to internal use software and recorded approximately $0.7 million and $0.4 million in related amortization expense. For fiscal 2013, the amounts capitalized for internal use software were not significant and the amortization expense for assets capitalized was insignificant.

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

The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2015, 2014 or 2013.

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

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2015, 2014 and 2013 indicated no impairment of goodwill. See Note 4, Goodwill.

Deferred Financing Fees

Deferred financing fees, net of amortization, related to our term loans and senior notes are reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, deferred financing fees, net of amortization, related to our revolving credit facility are included in other assets. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the effective interest method over the expected life of the related debt obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. In fiscal 2015, 2014 and 2013, we capitalized significant deferred financing fees related to refinancing our senior notes and amending and obtaining new term debt under our credit arrangements, and we wrote off certain unamortized deferred financing fees in conjunction with these financing activities. See Note 12, Debt—Deferred Financing Fees.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange gain of $66.7 million, a net foreign exchange gain of $62.7 million, and a net foreign exchange loss of $99.3 million in fiscal 2015, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Highly Inflationary Accounting—Venezuela

Since 2010, the economy in Venezuela has been determined to be highly inflationary and accordingly, we have applied highly inflationary accounting. As a result, our Venezuelan operations have had a functional currency of U.S. Dollars since that time. Our monetary assets and liabilities denominated in Venezuelan Bolivars (BsF) have been remeasured into U.S. Dollars at each balance sheet date at the exchange rate at which such balances could be settled with the impact of Venezuelan currency fluctuations being reported in our results of operations.

Prior to January 2014, we utilized the official fixed exchange rate for the BsF as established by the Venezuelan National Foreign Trade Center (the CENCOEX rate) of 6.30 BsF to $1.00 to remeasure our Venezuelan operations into U.S. Dollars, our reporting currency. In January 2014, the Venezuelan government established a variable foreign exchange rate which was applicable for use in settling certain operations including those of Infor. This foreign exchange mechanism is called the “Complimentary System of Foreign Currency Acquirement” (SICAD1). In March 2014, the Venezuelan government established an additional variable foreign exchange rate (SICAD2) which was applicable to all industry sectors and all transaction types.

Most recently, in February 2015, the Venezuelan government created a new three-tier exchange rate regime by introducing a new exchange rate mechanism, the Marginal Currency System (SIMADI), which allows foreign currency exchange rates to be set by free market transactions, and combining the SICAD1 and SICAD2 rates. Per the new system, the first tier, the official CENCOEX rate, is unchanged at 6.30 BsF to $1.00 for preferential goods. The second tier is the combined government regulated SICAD rate, currently 12.0 BsF to $1.00 for non-essential goods. The SIMADI rate is the third tier for both individuals and entities to use with fewer restrictions than the other foreign exchange mechanisms in Venezuela (CENCOEX and SICAD).

Beginning in fiscal 2014, we used the variable SICAD1 and SICAD2 rates, rather than the official fixed CENCOEX rate, to remeasure our Venezuelan operations into U.S. Dollars. As of February 2015, we began using the variable SIMADI rate. The SIMADI rate as of our fiscal year ended April 30, 2015, was 198.3 BsF to $1.00, and the SICAD2 rate as of May 31, 2014, was 50.0 BsF to $1.00. As a result of the changes in the BsF exchange rates utilized to remeasure our Venezuelan operations during fiscal 2015 and 2014, we recorded foreign currency transaction losses of approximately $0.5 million and $2.2 million, respectively.

As of April 30, 2015 and May 31, 2014, our net monetary assets denominated in BsF were not significant and consisted primarily of cash and accounts receivable, partially offset by income taxes payable. We plan to use the SIMADI rate to remeasure our Venezuelan operations into U.S. Dollars in the future, but we will continue to monitor and assess the proper exchange rate to use for remeasurement purposes.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2013	$98.9	$(8.9)	$—	$90.0
Other comprehensive income (loss)	(32.9)	1.5	(9.9)	(41.3)

Balance, May 31, 2014	66.0	(7.4)	(9.9)	48.7
Other comprehensive income (loss)	(277.5)	(8.9)	(2.9)	(289.3)

Balance, April 30, 2015	$(211.5)	$(16.3)	$(12.8)	$(240.6)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.6 million, $2.5 million and $2.8 million as of April 30, 2015, May 31, 2014 and 2013, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million and $6.2 million as of April 30, 2015, and May 31, 2014, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2015 (11 months)
Foreign currency translation adjustment	$(277.5)	$—	$(277.5)
Change in funded status of defined benefit plans	(10.5)	2.1	(8.4)
Derivative instruments unrealized loss	(5.7)	1.8	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses—defined benefit plans(1)	(0.3)	—	(0.3)
Amortization of prior service cost—defined benefit plans(1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	1.0	—	1.0

Other comprehensive income (loss)	$(293.2)	$3.9	$(289.3)

Fiscal 2014 (12 months)
Foreign currency translation adjustment	$(32.9)	$—	$(32.9)
Change in funded status of defined benefit plans	4.3	(0.3)	4.0
Derivative instruments unrealized loss	(16.1)	6.2	(9.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses—defined benefit plans (1)	(0.6)	—	(0.6)
Amortization of prior service cost—defined benefit plans (1)	(1.9)	—	(1.9)

Other comprehensive income (loss)	$(47.2)	$5.9	$(41.3)

Fiscal 2013 (12 months)
Foreign currency translation adjustment	$126.5	$—	$126.5
Change in funded status of defined benefit plans	1.5	0.6	2.1
Reclassification adjustments:
Amortization of net actuarial gains and losses—defined benefit plans(1)	(0.3)	—	(0.3)
Amortization of prior service cost—defined benefit plans(1)	(0.2)	—	(0.2)

Other comprehensive income (loss)	$127.5	$0.6	$128.1

(1)	Amounts reclassified out of accumulated other comprehensive income related to defined benefit plan adjustments were included in the respective categories of operating expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans—Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statements of Operations. For fiscal 2015, 2014 and 2013, advertising expenses were $15.9 million, $13.2 million and $11.4 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at April 30, 2015 or May 31, 2014. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2015, 2014 or 2013.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2015, 2014 and 2013, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. See Note 21, Related Party Transactions—Due to/from Affiliates.

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

In fiscal 2012, Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, issued Class C units in conjunction with a voluntary share exchange program in which we offered certain Infor employees an opportunity to exchange all of their outstanding restricted shares, outstanding options to purchase restricted shares, and other management incentive unit awards granted to such employees under Infor and Infor Global Solutions’ and its predecessors’ various Share Purchase and Options Plans then owned by them and/or their Permitted Transferees (as defined under the various Share Purchase and Options Plans) for newly issued Class C units. The Class C units are non-voting ordinary units of Infor Enterprise. As a result, the majority of all outstanding equity awards other than the Class C units were cancelled during fiscal 2012. See Note 16, Share Purchase and Option Plans.

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

	11 Months Ended	Year Ended May 31,
	April 30, 2015	2014	2013
Expected term (years)	2.00	2.00	1.25
Risk-free interest rate	0.48%	0.35%	0.18%
Dividend yield	0.00%	0.00%	0.00%
Volatility	47.66%	50.00%	70.71%
Weighted average fair value per unit granted	$7.56	$7.29	$4.96

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	11 Months Ended	Year Ended May 31,
(in millions)	April 30, 2015	2014	2013
Cost of software license fees and subscriptions	$0.2	$—	$—
Cost of product updates and support fees	0.5	0.4	—
Cost of consulting services and other fees	0.3	3.0	—
Sales and marketing	3.5	9.7	5.9
Research and development	3.7	8.1	5.3
General and administrative	7.3	7.5	2.8

Total	$15.5	$28.7	$14.0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3. Acquisitions

Acquisitions—Fiscal 2015

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

The operating results related to this acquisition have been included in our Consolidated Financial Statements from the acquisition date. This acquisition was not significant for financial reporting purposes and the related results were not material to our results for fiscal 2015. Salelogix contributed, to the extent separately identifiable, approximately $11.2 million in revenues during fiscal 2015.

Acquisitions—Fiscal 2014

On January 7, 2014, we acquired PeopleAnswers, LLC (formerly PeopleAnswers, Inc.) (PeopleAnswers), a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complemented and further expanded our Infor Human Capital Management (HCM) suite offerings. We recorded approximately $84.0 million of identifiable intangible assets and $114.3 million of goodwill related to our acquisition of PeopleAnswers. The acquired intangible assets relating to PeopleAnswers’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately ten years. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million.

The results of our fiscal 2014 acquisitions have been included in our Consolidated Financial Statements from the acquisition dates. These acquisitions were not significant individually or in the aggregate for financial reporting purposes and their results were not material to our results for fiscal 2014.

Acquisitions—Fiscal 2013

We completed five acquisitions in fiscal 2013 for a combined purchase price of $119.7 million, net of cash acquired, to expand our product and service offerings in our targeted verticals, primarily manufacturing and distribution, and our HCM and CRM horizontal offerings. We have included the results of the acquired companies in our Consolidated Financial Statements from the applicable acquisition dates. These acquisitions were not significant individually or in the aggregate for financial reporting purposes.

We recorded $55.6 million of identifiable intangible assets, $9.4 million of net liabilities and $73.5 million of goodwill related to our fiscal 2013 acquisitions. The acquired intangible assets relating to these acquisitions’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. We have determined that the goodwill arising from these acquisitions will not be deductible for tax purposes.

The purchase consideration related to certain of our acquisitions includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. The fair value of these contingent consideration agreements was estimated to be $12.4 million as of May 31, 2014. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. During fiscal 2015 and fiscal 2014, we paid $8.5 million and $0.7 million, respectively, under the provisions of certain of the contingent consideration agreements. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangement due to the probability of meeting such results and reduced our contingent consideration liability to $0.0 million.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for fiscal 2014 and 2015:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2013	$849.6	$3,012.9	$277.3	$4,139.8
Goodwill acquired	114.8	0.5	—	115.3
Currency translation effect	14.7	43.1	4.3	62.1

Balance, May 31, 2014	979.1	3,056.5	281.6	4,317.2
Goodwill acquired	11.9	6.3	—	18.2
Currency translation effect	(59.5)	(211.1)	(19.0)	(289.6)

Balance, April 30, 2015	$931.5	$2,851.7	$262.6	$4,045.8

Goodwill acquired during fiscal 2015 totaled $18.2 million related to our acquisition of Saleslogix. Goodwill acquired during fiscal 2014 totaled $115.3 million primarily related to our acquisition of PeopleAnswers. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2015. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2014. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of April 30, 2015. The results of the annual tests performed in fiscal 2014 and 2013 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and contingent consideration liabilities. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of April 30, 2015 and May 31, 2014:

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as			Fair Value
	Level 1	Level 2	Level 3
(in millions)
Assets
Cash equivalents	$27.0	$—	$—	$27.0

Total	$27.0	$—	$—	$27.0

Liabilities
Derivative instruments	$—	$20.8	$—	$20.8

Total	$—	$20.8	$—	$20.8

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as			Fair Value
	Level 1	Level 2	Level 3
(in millions)
Assets
Cash equivalents	$209.5	$—	$—	$209.5

Total	$209.5	$—	$—	$209.5

Liabilities
Contingent consideration	$—	$—	$12.4	$12.4
Derivative instruments	—	16.1	—	16.1

Total	$—	$16.1	$12.4	$28.5

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangements and have no related liability recorded. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2015 or fiscal 2014. The following table reconciles the change in our Level 3 assets/liabilities for the periods presented:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2012	$—
Contingent consideration	14.6
Total (gain) loss recorded in earnings	(1.4)

Balance, May 31, 2013	13.2
Settlements	(0.7)
Total (gain) loss recorded in earnings	(0.1)

Balance, May 31, 2014	12.4
Settlements	(8.5)
Total (gain) loss recorded in earnings	(3.9)

Balance, April 30, 2015	$—

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of April 30, 2015, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of April 30, 2015, and May 31, 2014, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At April 30, 2015 and May 31, 2014, the total carrying value of our long-term debt was approximately $5.2 billion and $5.3 billion, respectively, and the fair value of our long-term debt was approximately $5.4 billion and $5.6 billion, respectively.

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

Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At April 30, 2015 and May 31, 2014, our total restricted cash balance was $8.1 million and $26.8 million, respectively.

The following is a summary of our cash and cash equivalents for the periods indicated:

	April 30,	May 31,
(in millions)	2015	2014
Cash	$499.7	$365.8
Cash equivalents	27.0	209.5

Total cash and cash equivalents	$526.7	$575.3

7. Accounts Receivable

Accounts receivable, net is comprised of the following:

	April 30,	May 31,
(in millions)	2015	2014
Accounts receivable	$308.4	$369.4
Unbilled accounts receivable	41.5	53.0
Less: allowance for doubtful accounts	(11.9)	(18.2)

Accounts receivable, net	$338.0	$404.2

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, May 31, 2012	$18.1
Provision	6.5
Write-offs and recoveries	(9.0)
Currency translation effect	0.4

Balance, May 31, 2013	16.0
Provision	13.1
Write-offs and recoveries	(11.2)
Currency translation effect	0.3

Balance, May 31, 2014	18.2
Provision	8.6
Write-offs and recoveries	(13.6)
Currency translation effect	(1.3)

Balance, April 30, 2015	$11.9

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	April 30,	May 31,	Useful Lives (in years)
(in millions)	2015	2014
Land, buildings and leasehold improvements	$76.5	$75.2	1–36
Computer equipment and software	158.7	148.7	1–7
Other equipment, furniture and fixtures	37.2	35.9	1–13
Equipment under capital leases	11.9	15.5

Total property and equipment	284.3	275.3
Less: accumulated depreciation and amortization	(202.5)	(192.5)

Property and equipment, net	$81.8	$82.8

Depreciation expense related to our property and equipment for fiscal 2015, 2014 and 2013 was $28.0 million, $29.6 million and $29.6 million, respectively.

Amortization expense for equipment under capital leases was $3.5 million, $4.0 million and $1.6 million for fiscal 2015, 2014 and 2013, respectively. Accumulated amortization for equipment under capital leases was $4.7 million and $6.8 million as of April 30, 2015 and May 31, 2014, respectively.

We have asset retirement obligations primarily related to certain of our leased facilities in Europe. The accrued asset retirement obligations at April 30, 2015 and May 31, 2014, were $7.0 million and $9.0 million, respectively.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	April 30, 2015			May 31, 2014
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net(1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,735.2	$1,168.4	$566.8	$1,840.2	$1,118.2	$722.0	2–15
Acquired and developed technology	1,029.2	868.5	160.7	1,082.4	859.0	223.4	2–11
Tradenames	132.6	129.1	3.5	137.6	132.3	5.3	1–20

Total	$2,897.0	$2,166.0	$731.0	$3,060.2	$2,109.5	$950.7

(1)	Net intangible assets decreased from May 31, 2014, to April 30, 2015, by approximately $42.4 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	11 Months Ended	Year Ended May 31,
(in millions)	April 30, 2015	2014	2013
Customer contracts and relationships	$129.1	$153.1	$161.0
Acquired and developed technology	64.3	72.2	75.4
Tradenames	1.5	9.4	9.7

Total	$194.9	$234.7	$246.1

The estimated future annual amortization expense related to these intangible assets as of April 30, 2015, was as follows:

(in millions)
Fiscal 2016	$187.4
Fiscal 2017	139.6
Fiscal 2018	92.9
Fiscal 2019	78.1
Fiscal 2020	70.9
Thereafter	162.1

Total	$731.0

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	April 30, 2015	May 31, 2014
Compensation and employee benefits	$157.3	$170.2
Taxes other than income	25.2	26.0
Royalties and partner commissions	54.5	47.0
Litigation	1.6	2.4
Professional fees	8.2	8.1
Subcontractor expense	7.9	8.0
Interest	22.6	69.1
Restructuring	3.7	16.1
Asset retirement obligations	1.4	1.7
Deferred rent	3.5	16.9
Other	53.2	40.8

Accrued expenses	$339.1	$406.3

Included above in other accrued expenses as of April 30, 2015, is approximately $17.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. See Note 21, Related Party Transactions—Dividends Paid to Affiliates.

11. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and in the ordinary course of business to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition-related and other restructuring costs. These restructuring charges include employee severance costs and costs related to reduction of office space. No business activities of the companies that we have acquired were discontinued. The employees terminated were typically from all functional areas of our operations.

Fiscal 2015 Restructuring Charges

We have incurred restructuring costs totaling $10.5 million during fiscal 2015 related to employee severance costs primarily for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. We made cash payments of approximately $8.1 million during fiscal 2015 related to these severance actions. During fiscal 2015, we recorded costs related to certain exited facilities of $0.2 million and we made cash payments of approximately $0.2 million related to these exited facilities. The majority of these restructuring activities were completed in fiscal 2015. We expect to complete the remainder of the actions in fiscal 2016.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring charges related to employee severance costs primarily for personnel in our professional services and sales organizations in our EMEA region and costs related to certain exited facilities. During fiscal 2015, we recorded restructuring cost reversals of $3.0 million and we made cash payments of approximately $8.6 million related to these severance actions and approximately $0.4 million related to these exited facilities. A significant portion of the actions related to these restructuring activities were completed in fiscal 2014 with the remainder of the actions completed in fiscal 2015.

Fiscal 2013 Restructuring Charges

We incurred restructuring charges during fiscal 2013 related to employee severance costs for personnel in our product development and general and administrative functions and costs related to certain exited facilities. During fiscal 2015, we recorded restructuring cost reversals of $0.2 million related to these severance actions and we made cash payments of approximately $0.9 million. During fiscal 2015, we made cash payments of approximately $0.2 million related to these exited facilities. Actions related to these restructuring activities were completed in fiscal 2014.

Fiscal 2013 Acquisition-Related Charges

During fiscal 2013, we incurred acquisition-related restructuring costs related to operations we acquired in fiscal 2013. These restructuring charges included employee severance costs related to redundant positions and accruals for costs related to facilities exited during fiscal 2013. During fiscal 2015, we made $0.1 million in cash payments related to these severance actions. Actions related to these restructuring activities were completed in fiscal 2014.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2013, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. During fiscal 2015, we recorded restructuring cost reversals of $0.3 million related to severance actions and $1.5 million related to exited facilities. We also made cash payments of $0.2 million primarily for accrued facility costs related to previous restructuring and acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate to contractual payment obligations of severed employees and lease obligations associated with the closure of redundant offices acquired in prior business combinations. Actions related to these restructuring activities have been completed. Applicable leased facilities costs will be paid through the third quarter of fiscal 2017.

The following tables summarize the accrued restructuring costs at April 30, 2015, May 31, 2014, and May 31, 2013. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were reclasses between balance sheet accounts (Other).

			Adjustment to Costs
(in millions)	Balance May 31, 2014	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance April 30, 2015	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2015 restructuring
Severance	$—	$10.5	$—	$(0.2)	$(8.1)	$2.2	$10.5	$10.5
Facilities and other	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2015 restructuring	—	10.7	—	(0.2)	(8.3)	2.2	10.7	10.7

Fiscal 2014 restructuring
Severance	12.6	—	(3.0)	(0.7)	(8.6)	0.3	18.9	18.9
Facilities and other	0.5	—	—	—	(0.4)	0.1	0.8	0.8

Total fiscal 2014 restructuring	13.1	—	(3.0)	(0.7)	(9.0)	0.4	19.7	19.7

Fiscal 2013 restructuring
Severance	1.5	—	(0.2)	(0.1)	(0.9)	0.3	12.7	12.7
Facilities and other	0.4	—	—	—	(0.2)	0.2	1.4	1.4

Total fiscal 2013 restructuring	1.9	—	(0.2)	(0.1)	(1.1)	0.5	14.1	14.1

Fiscal 2013 acquisition-related
Severance	0.1	—	—	—	(0.1)	—	0.8	0.8

Total fiscal 2013 acquisition-related	0.1	—	—	—	(0.1)	—	0.8	0.8

Previous restructuring
Severance	0.2	—	(0.2)	—		—	13.7	13.7

Total previous restructuring	0.2	—	(0.2)	—	—	—	13.7	13.7

Previous acquisition-related
Severance	0.6	—	(0.1)	(0.1)	—	0.4	47.6	47.6
Facilities and other	2.3	—	(1.5)	(0.2)	(0.2)	0.4	17.7	17.7

Total previous acquisition-related	2.9	—	(1.6)	(0.3)	(0.2)	0.8	65.3	65.3

Total restructuring	$18.2	$10.7	$(5.0)	$(1.3)	$(18.7)	$3.9	$124.3	$124.3

			Adjustment to Costs
(in millions)	Balance May 31, 2013	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance May 31, 2014	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2014 restructuring
Severance	$—	$22.0	$—	$—	$(9.4)	$12.6	$22.0	$22.0
Facilities and other	—	0.8	—	—	(0.3)	0.5	0.8	0.8

Total fiscal 2014 restructuring	—	22.8	—	—	(9.7)	13.1	22.8	22.8

Fiscal 2013 restructuring
Severance	7.9	—	(1.9)	0.3	(4.8)	1.5	12.8	12.8
Facilities and other	0.5	—	0.6	—	(0.7)	0.4	1.4	1.4

Total fiscal 2013 restructuring	8.4	—	(1.3)	0.3	(5.5)	1.9	14.2	14.2

Fiscal 2013 acquisition-related
Severance	0.6	—	—	—	(0.5)	0.1	0.8	0.8

Total fiscal 2013 acquisition-related	0.6	—	—	—	(0.5)	0.1	0.8	0.8

Previous restructuring
Severance	1.6	—	(0.5)	—	(0.9)	0.2	13.9	13.9
Facilities and other	0.1	—	—	—	(0.1)	—	0.4	0.4

Total previous restructuring	1.7	—	(0.5)	—	(1.0)	0.2	14.3	14.3

Previous acquisition-related
Severance	0.8	—	0.1	—	(0.3)	0.6	54.7	54.7
Facilities and other	6.4	—	(2.5)	0.1	(1.7)	2.3	21.9	21.9

Total previous acquisition-related	7.2	—	(2.4)	0.1	(2.0)	2.9	76.6	76.6

Total restructuring	$17.9	$22.8	$(4.2)	$0.4	$(18.7)	$18.2	$128.7	$128.7

			Adjustment to Costs
(in millions)	Balance May 31, 2012	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance May 31, 2013	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2013 restructuring
Severance	$—	$19.4	$(4.6)	$—	$0.2	$(7.1)	$7.9	$14.8	$14.8
Facilities and other	—	0.4	0.3	0.1	—	(0.3)	0.5	0.7	0.7

Total fiscal 2013 restructuring	—	19.8	(4.3)	0.1	0.2	(7.4)	8.4	15.5	15.5

Fiscal 2013 acquisition-related
Severance	—	0.7	0.1	—	(0.1)	(0.1)	0.6	0.8	0.8
Facilities and other	—	0.1	—	—	—	(0.1)	—	0.1	0.1

Total fiscal 2013 acquisition-related	—	0.8	0.1	—	(0.1)	(0.2)	0.6	0.9	0.9

Previous restructuring
Severance	15.1	—	(6.2)	—	0.7	(8.0)	1.6	14.4	14.4
Facilities and other	1.6	—	0.2	(0.2)	0.4	(1.9)	0.1	4.6	4.6

Total previous restructuring	16.7	—	(6.0)	(0.2)	1.1	(9.9)	1.7	19.0	19.0

Previous acquisition-related
Severance	5.5	—	(1.0)	—	0.4	(4.1)	0.8	54.6	54.6
Facilities and other	8.3	—	0.8	0.2	—	(2.9)	6.4	24.3	24.3

Total previous acquisition-related	13.8	—	(0.2)	0.2	0.4	(7.0)	7.2	78.9	78.9

Total restructuring	$30.5	$20.6	$(10.4)	$0.1	$1.6	$(24.5)	$17.9	$114.3	$114.3

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2015, 2014 and 2013 for each of our reportable segments including charges related to those functions not allocated to our segments.

	11 Months Ended April 30, 2015	Years Ended May 31,
		2014	2013
(in millions)
License	$3.2	$4.2	$3.8
Maintenance	0.8	0.7	0.3
Consulting	0.8	9.1	(0.1)
General and administrative and other functions	0.9	4.6	6.2

Total restructuring costs	$5.7	$18.6	$10.2

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2015			May 31, 2014
(in millions)	Principal Amount	Net Amount(1)	Contractual Rate	Principal Amount	Net Amount(1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$466.7	$462.2	3.750%	$477.4	$472.2	3.750%
First lien Term B-5 due June 3, 2020	2,473.0	2,382.0	3.750%	2,543.6	2,437.6	3.750%
First lien Euro Term B due June 3, 2020	382.3	377.0	4.000%	472.0	465.9	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,618.4	6.500%	—	—	—
5.75% senior notes due May 15, 2022	393.0	387.2	5.750%	—	—	—
9.375% senior notes due April 1, 2019	—	—	—	1,015.0	997.3	9.375%
10.0% senior notes due April 1, 2019	—	—	—	340.7	334.6	10.000%
11.5% senior notes due July 15, 2018	—	—	—	560.0	542.5	11.500%
Deferred financing fees, debt discounts and premiums, net	(118.2)	—		(158.6)	—

Total long-term debt	5,226.8	5,226.8		5,250.1	5,250.1
Less: current portion	(0.1)	(0.1)		(31.7)	(31.7)

Total long-term debt—non-current	$5,226.7	$5,226.7		$5,218.4	$5,218.4

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

In fiscal 2015 we changed the presentation of our deferred financing fees related to our term loans and senior notes from an asset to a direct deduction from the carrying amount of our long-term debt, consistent with the presentation of debt discounts and premiums. The unamortized balance of our deferred financing fees is included above in deferred financing fees, debt discounts and premiums, net, for the periods indicated.

Weighted average contractual interest rate at April 30, 2015 and May 31, 2014, was 4.8% and 6.0%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of April 30, 2015:

(in millions)
Fiscal 2016	$0.1
Fiscal 2017	11.6
Fiscal 2018	34.3
Fiscal 2019	34.3
Fiscal 2020	34.3
Thereafter	5,230.4

Total	$5,345.0

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments described below.

Under the term loan facility, we borrowed initial term loans having aggregate principal amounts of $2,770.0 million (the Tranche B Term Loan), $400.0 million (the Tranche B-1 Term Loan) and €250.0 million (the Euro Term Loan) on April 5, 2012, each of which has been refinanced with additional term loans as described below. Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of April 30, 2015, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2015, $7.5 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $142.5 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2015:

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

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of our assets and the assets of the guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter.

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

On January 2, 2014, we entered into the Fourth Amendment to the Credit Agreement (as amended). The Fourth Amendment provided for the refinancing of all of the then outstanding balance of our Tranche B-2 Term Loan with the proceeds of a new $2,550.0 million term loan (the Tranche B-5 Term Loan). Interest on the Tranche B-5 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. This was a reduction in our effective rate related to the new term loan as compared to the Tranche B-2 Term Loan which was based on an Adjusted LIBOR rate plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum. The Tranche B-5 Term Loan matures on June 3, 2020, which is an extension of approximately 26 months compared to the original Tranche B-2 Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-5 Term Loan is guaranteed by Infor and certain of our domestic subsidiaries, and is secured by liens on substantially all of our assets and the assets of the guarantors.

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

On September 27, 2012, we entered into the First Amendment to the Credit Agreement. The First Amendment provided for the refinancing of the then outstanding principal balance of our Tranche B Term Loan of $2,763.0 million with the proceeds of a new $2,793.1 million Tranche B-2 Term Loan. Interest on the Tranche B-2 Term Loan was based on a fluctuating rate of interest determined by reference to, at our option, an Adjusted LIBOR rate, plus a margin of 4.0% per annum, with an Adjusted LIBOR floor of 1.25% per annum, or ABR, plus a margin of 3.0% per annum, with an ABR floor of 2.25% per annum. This was a reduction in our effective rate related to this term loan as compared to the Tranche B Term Loan which was based on an Adjusted LIBOR rate, plus a margin of 5.0% per annum. The Tranche B-2 Term Loan was to mature on April 5, 2018, which was the same as the original Tranche B Term Loan maturity date. Pursuant to the terms of the Credit Agreement, the Tranche B-2 Term Loan was guaranteed by the same guarantors, and was secured by liens on substantially all of our assets and the assets of the guarantors.

Proceeds from the Tranche B-2 Term Loan were used to refinance the outstanding principal of our Tranche B Term Loan, together with accrued and unpaid interest and applicable fees, including a prepayment premium of 1.0% of the principal amount thereof, in accordance with the terms of the Credit Agreement.

Senior Notes

Infor 6.5% and 5.75% Senior Notes

On April 1, 2015, we issued approximately $1,030.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes at an issue price of 100%. On April 23, 2015, we issued an additional $600.0 million in aggregate principal amount of our 6.5% Senior Notes at an issue price of 102.25% plus accrued interest from April 1, 2015. The 6.5% and 5.75% Senior Notes mature on May 15, 2022, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on May 15 and November 15 each year, beginning on November 15, 2015.

In connection with the issuance of the 6.5% and 5.75% Senior Notes, we entered into a registration rights agreements with the initial purchasers of the notes. Under the registration rights agreements we agreed to file with the SEC a registration statement with respect to an offer to exchange the 6.5% and 5.75% Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes.

Proceeds from the issuance of the 6.5% and 5.75% Senior Notes were used to repay the outstanding balances of our 9 3/8%, 10.0% and 11.5% Senior Notes, discussed below, including applicable redemption premiums thereon, accrued and unpaid interest, and to pay related transaction fees and expenses.

The 6.5% and 5.75% Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we are subject to certain customary affirmative and negative covenants.

Infor 9 3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes were to mature on April 1, 2019, and bore interest at the applicable rates per annum payable semi-annually in cash in arrears, on April 1 and October 1 each year, beginning on October 1, 2012. The outstanding balances of our 9 3/8% and 10.0% Senior Notes, including applicable call premiums of $71.4 million and $20.1 million, respectively, were repaid on April 1, 2015, with the proceeds from the issuance of our 6.5% and 5.75% Senior Notes.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes were to mature on July 15, 2018 and bore interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15, beginning January 15, 2012. The outstanding balance of our 11.5% Senior Notes, including applicable call premium of $43.2 million, was repaid on April 23, 2015, with the proceeds from the issuance of our additional 6.5% Senior Notes.

On August 23, 2012, we filed a Registration Statement on Form S-4 with the SEC which included an exchange offer related to our 9.375%, 10.0% and 11.5% Senior Notes (Exchange Offer). The terms of the exchange notes were substantially identical to those of the original senior notes, except the transfer restrictions, registration rights and certain additional interest provisions relating to the senior notes no longer applied. Under the Exchange Offer all of the original notes were exchanged for applicable exchange notes.

The 9.375%, 10.0% and 11.5% Senior Notes were general unsecured obligations of Infor (US), Inc. and were guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indentures governing the senior notes, we were subject to certain customary affirmative and negative covenants.

Deferred Financing Fees

As of April 30, 2015 and May 31, 2014, deferred financing fees, net of amortization, related to our term loans and senior notes of $102.4 million and $121.2 million, respectively, were reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. For fiscal 2015, 2014 and 2013, we amortized $19.0 million, $23.5 million and $23.5 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In fiscal 2015, we capitalized as deferred financing fees $31.0 million in fees paid in conjunction with the issuance of our 6.5% and 5.75% Senior Notes which are being amortized over the life of the Senior Notes under the effective interest method. In addition, the repayment of our 9.375%, 10.0% and 11.5% Senior Notes in April 2015 was determined to be an extinguishment of the original debt obligations and as a result we expensed $34.8 million in unamortized deferred financing fees and debt discounts related to the repayment of our 9.375%, 10.0% and 11.5% Senior Notes. These amounts were recorded in our results of operations for fiscal 2015 as a component of loss on extinguishment of debt in our Consolidated Statements of Operations.

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

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $15.8 million and $37.4 million as a direct reduction of the carrying amount of our long-term debt as of April 30, 2015, and May 31, 2014, respectively.

Loss on Extinguishment of Debt

In fiscal 2015, we recorded a loss on extinguishment of debt of $172.4 million related to the refinancing of our 9.375%, 10.0% and 11.5% Senior Notes in the fourth quarter of fiscal 2015 as discussed above. This amount includes $134.7 million in applicable redemption premiums on our existing senior notes, $32.0 million related to the net book value of deferred financing fees written off, $2.8 million in unamortized debt discounts related to the existing notes written off, and $2.9 million in other costs incurred in connection with the repayment of our existing senior notes.

The $5.2 million loss on extinguishment of debt recorded in fiscal 2014 related to the Second and Fourth Amendments to our Credit Agreement, refinancing certain of our then outstanding term loans. This amount represents the net book value of deferred financing fees written off in connection with these refinancing transactions for those lenders whose participation was treated as an extinguishment rather than a modification of the related debt.

The $1.8 million loss on extinguishment of debt recorded in fiscal 2013 related to the First Amendment to our Credit Agreement, refinancing certain of our then outstanding term loans. This amount represents the net book value of deferred financing fees written off in connection with this refinancing transaction for those lenders whose participation was treated as an extinguishment rather than a modification of debt as well as other costs incurred.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. These affiliate company borrowings are described below.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of April 30, 2015, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. In the second and fourth quarters of fiscal 2015, HoldCo elected to pay interest due related to the HoldCo notes in cash and we funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 21, Related Party Transactions—Dividends Paid to Affiliates.

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

The Lux PIK Term Loan bore interest at a fixed rate of 13.375% per annum and accrued quarterly. Accrued but unpaid interest was to be added to the principal balance. At the election of Lux Bond Co, interest for a quarter could have been paid in cash and the fixed rate reduced by 50 basis points per annum for that quarter. For fiscal 2013 and in the second and third quarters of fiscal 2014, Lux Bond Co elected to pay the quarterly interest in cash and we funded the applicable Lux PIK Term Loan interest payments primarily through affiliate loans to Lux Bond Co. See Note 21, Related Party Transactions—Due to/from Affiliate. On April 8, 2014, the outstanding balance of the Lux PIK Term Loan, including accrued interest, was repaid with the proceeds of the HoldCo Notes discussed above. No amounts were outstanding as of April 30, 2015, or May 31, 2014.

13. Common Stock

As of April 30, 2015 and May 31, 2014, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of April 30, 2015, based on investments in Infor Enterprise held by investment funds affiliated with our sponsors, Golden Gate Capital and Summit Partners, Golden Gate Capital and Summit Partners have voting control of the Company equal to approximately 78.3% and 21.4%, respectively.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $50.7 million, $52.8 million and $56.2 million for fiscal 2015, 2014 and 2013, respectively.

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

The future minimum lease payments under our capital and operating leases as of April 30, 2015, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2016	$3.6
Fiscal 2017	2.4
Fiscal 2018	1.3
Fiscal 2019	0.5
Fiscal 2020	—
Thereafter	—

Total minimum capital lease payments	7.8
Less: amounts representing interest	(0.5)

Present value of net minimum obligations	7.3
Less: current portion	(3.3)

Long-term capital lease obligations	$4.0

Operating Lease Obligations

(in millions)
Fiscal 2016	$50.7
Fiscal 2017	35.9
Fiscal 2018	28.9
Fiscal 2019	22.9
Fiscal 2020	17.9
Thereafter	56.3

Total minimum operating lease payments	$212.6

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of April 30, 2015 and May 31, 2014, we have accrued $1.6 million and $2.4 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

Lawson vigorously litigated and defended itself: (a) in its appeal to the United States Court of Appeals for the Federal Circuit from the 2011 judgment of infringement; (b) in the contempt proceedings ePlus had initiated; and (c) in appeals to the Federal Circuit after the District Court declined to vacate the injunction and in regard to its judgment of civil contempt. That defense has so far been successful.

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

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. On June 18, 2015, the Federal Circuit issued Orders disposing of ePlus’s combined petition. First, the panel that heard the appeal granted the petition for rehearing “to clarify the decision.” The panel withdrew the opinions issued on July 25, 2014, and substituted a revised opinion (and dissent) that adhered to the previous ruling, namely vacating the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanding the case to the District Court “with instructions to dismiss.” Second, the petition for en banc review, which had been referred to the active judges of the Court for consideration, was denied. Federal Circuit issued its mandate on June 25, 2015. Any petition for a writ of certiorari from the United States Supreme Court would have to be filed by September 16, 2015. Lawson continues to reasonably expect that the ultimate outcome of the case will be as the Federal Circuit ruled on June 18, 2015.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of April 30, 2015, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of April 30, 2015 and May 31, 2014.

15. Derivative Financial Instruments

In fiscal 2014, we entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 12, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation and we anticipate that these hedges will be highly effective at their inception and on an on-going basis. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification Asset (Liability)	Fair Value at

				April 30, 2015	May 31, 2014
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(4.7)	$—
			Other long-term liabilities	(4.8)	(7.3)
Interest rate swap	212.6	2.4740%	Accrued expenses	(2.3)	—
			Other long-term liabilities	(2.5)	(3.6)
Interest rate swap	212.6	2.4750%	Accrued expenses	(2.4)	—
			Other long-term liabilities	(2.0)	(3.6)
Interest rate swap	94.5	2.4725%	Accrued expenses	(1.1)	—
			Other long-term liabilities	(1.0)	(1.6)

Total	$945.0		Total, net asset (liability)	$(20.8)	$(16.1)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

(in millions)	Statement of Operations Location	11 Months Ended April 30, 2015	Year Ended May 31,
			2014	2013
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(5.7)	$(16.1)	$—

Gain (loss) reclassified from AOCI into net income	Interest expense, net	$1.0	$—	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of April 30, 2015, approximately $10.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately two and a half years.

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

This repurchase feature in certain Class C MIUs granted to employees, as noted above, functions as an in-substance forfeiture provision which precludes recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. No compensation expense is recognized until the repurchase features lapse. Of the 10.4 million MIUs granted on May 31, 2012, 4.4 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized, except to the extent discussed below related to modifications of certain of these awards which in effect made such awards probable of vesting. The remaining 6.0 million MIUs granted did not include the repurchase feature and we recognized applicable equity compensation expense in fiscal 2015, 2014 and 2013, accordingly.

During fiscal 2013, certain of our parent company’s Class C MIU grants without repurchase features that had been classified as equity awards were modified to allow for a cash settlement option at other than fair value, which caused these grants to be classified as liability awards at the parent company. Accordingly, we recorded incremental equity compensation expense in fiscal 2013 to recognize the fair value of the awards. A portion of these grants were further modified in fiscal 2014 to adjust the timing of the settlement options and to change the manner of calculating the settlement amount of one tranche from other than fair value to a premium over fair value repurchase. The change in the settlement amount calculation caused the related grants to revert to being classified as equity awards other than the premium, which retained liability accounting treatment at the parent company. In fiscal 2015, the other tranches of the put feature were modified to change the manner of calculating the settlement amount from other than fair value to a premium over fair value purchase. Correspondingly, this change caused the related grants to revert to being classified as equity awards other than the premium, which retained liability accounting treatment at the parent company. We have recorded incremental equity compensation expense of $2.0 million, $11.5 million and $8.5 million in fiscal 2015, 2014 and 2013, respectively, related to these modified grants.

In addition, during fiscal 2014, several of our parent company’s Class C MIU grants were modified to allow for a cash settlement option. A portion of these grants are subject to the repurchase features that function as in-substance forfeiture provisions, as described above. The addition of a cash settlement option effectively made these awards probable of vesting, resulting in equity compensation expense being recognized for the first time on the related modified grants and causing these grants to change to liability awards at the parent company. The remaining grants which are not subject to repurchase features remain classified as equity awards at the parent company. We have recorded incremental equity compensation expense of $8.7 million and $7.0 million in fiscal 2015 and 2014, respectively, related to these modified grants.

During fiscal 2015, we granted approximately 0.6 million Class C MIU’s and approximately 0.2 million Class C MIU’s were forfeited and less than 0.1 million were repurchased by the Company.

During fiscal 2014, we granted approximately 1.4 million Class C MIU’s and approximately 0.3 million Class C MIU’s were forfeited and no shares were repurchased by the Company.

During fiscal 2013, we granted approximately 0.5 million Class C MIU’s and approximately 1.2 million Class C MIU’s were forfeited and 0.3 million were repurchased by the Company.

The following table summarizes Class C MIU activity for fiscal 2015, 2014 and 2013:

(in thousands, except fair value amounts)	Number of Class C MIUs	Weighted Average Grant Date Fair Value
Non-vested, May 31, 2012	5,915	$3.53
Granted	455	$4.96
Cancelled	(1,156)	$3.72
Vested	(713)	$3.53

Non-vested, May 31, 2013	4,501	$3.63
Granted	1,399	$7.29
Cancelled	(279)	$4.39
Vested	(2,777)	$3.66

Non-vested, May 31, 2014	2,844	$5.24
Granted	591	$7.56
Cancelled	(155)	$5.20
Vested	(1,734)	$4.31

Non-vested, April 30, 2015	1,546	$7.19

This table reflects the legal vesting of the awards. As noted above certain of the awards are subject to a repurchase feature, which functions as an in-substance forfeiture provision, so these awards are not considered to have vested for accounting purposes. Total unrecognized Class C MIU compensation expense at April 30, 2015, was $27.5 million. The aggregate intrinsic value related to the unvested Class C MIUs was approximately $28.2 million as of April 30, 2015. The weighted average remaining contractual life of the Class C MIUs was 2.7 years as of April 30, 2015.

Other Infor Equity Grants

In addition to the Class C MIUs discussed above, Infor has other outstanding equity awards issued by certain affiliates of the Company. These awards include MIUs issued by SoftBrands Holdings LLC, an affiliate of the parent company of Infor (SoftBrands MIUs) to certain employees as authorized by its Amended and Restated Limited Liability Company Agreement dated October 1, 2010 (the SoftBrands Plan); and Class Y restricted shares issued under the Infor Global Solutions 2006 Share Purchase and Option Plan, as amended, (the 2006 Plan). In conjunction with the May 31, 2012 grant of the Class C MIUs discussed above, the majority of the outstanding SoftBrands MIUs and Class Y restricted shares were cancelled. No other grants are to be made under the SoftBrands Plan or the 2006 Plan. The remaining SoftBrands MIUs and Class Y restricted shares were fully vested as of May 31, 2014. As of April 30, 2015, 1.6 million and 5.1 million SoftBrands MIUs and Class Y restricted shares were outstanding, respectively.

17. Dividend

We did not declare or pay any dividends on our common stock in fiscal year 2015, 2014 or 2013. Future dividend payments on our common stock, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business. In addition, we may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 21, Related Party Transactions—Dividends Paid to Affiliates.

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

Our income (loss) before income taxes related to the following jurisdictions:

(in millions)	11 Months Ended April 30, 2015	Year Ended May 31,
		2014	2013
United States	$(187.7)	$(120.0)	$(111.5)
Foreign	155.2	254.3	57.9

Income (loss) before income tax	$(32.5)	$134.3	$(53.6)

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

(in millions)	11 Months Ended April 30, 2015	Year Ended May 31,
		2014	2013
Current
Federal	$6.3	$14.1	$3.8
State	1.1	3.5	4.4
Foreign	19.5	18.5	50.8

Total current provision	26.9	36.1	59.0

Deferred
Federal	(68.9)	(12.3)	(7.1)
State	(7.1)	0.6	0.6
Foreign	(3.1)	(11.8)	(29.9)

Total deferred provision (benefit)	(79.1)	(23.5)	(36.4)

Total income tax provision (benefit)	$(52.2)	$12.6	$22.6

Effective income tax rate	160.6%	9.4%	(42.2)%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

(in millions)	11 Months Ended April 30, 2015	Year Ended May 31,
		2014	2013
Federal income tax rate	$(11.4)	$47.0	$(18.8)
Subpart F income	5.9	31.0	14.0
Change in valuation allowance related to IRC Section 163(j)	—	—	20.9
Foreign tax rate differential	(49.6)	(49.9)	(3.2)
Reorganization costs	(0.9)	(1.9)	5.6
Change in valuation allowance	0.5	(19.9)	(6.9)
U.S. state tax rate difference	(7.2)	(4.0)	(3.3)
Tax rate changes	—	2.3	2.7
Stock compensation	5.5	11.1	5.4
Withholding tax	9.2	9.0	8.6
Permanent items	1.4	3.8	2.7
Uncertain tax positions	—	(13.0)	(3.3)
Section 199 benefit	(1.6)	—	—
Other	(4.0)	(2.9)	(1.8)

Total income tax provision (benefit)	$(52.2)	$12.6	$22.6

A summary of the components of our deferred tax assets and liabilities was as follows:

(in millions)	April 30, 2015	May 31, 2014
Deferred tax assets
Foreign operating loss carryforward	$203.3	$261.2
Interest	298.2	292.6
Federal operating loss carryforward	31.0	35.8
Capital loss carryforward	44.5	48.6
Preacquisition disallowed deductions	13.6	16.0
State operating loss carryforward	10.2	11.7
Accrued payroll and related expenses	32.1	35.4
Depreciation	16.6	17.8
Credits	15.7	23.4
Restructuring	—	10.4
Bad debts	2.6	6.6
Accrued severance	0.6	1.4
Other	69.4	42.2

Gross deferred tax assets	737.8	803.1
Less: valuation allowance	(521.7)	(565.2)

Net deferred tax assets	216.1	237.9

Deferred tax liabilities
Intangibles	214.8	309.9
Goodwill	5.4	5.2
Prepaid expenses	0.4	0.5

Gross deferred tax liabilities	220.6	315.6

Net deferred tax assets (liabilities)	$(4.5)	$(77.7)

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

(in millions)	April 30, 2015	May 31, 2014
Current deferred tax asset	$30.8	$27.5
Non-current deferred tax asset	72.8	88.6
Current deferred tax liability	(1.1)	(1.3)
Non-current deferred tax liability	(107.0)	(192.5)

Net deferred tax assets (liabilities)	$(4.5)	$(77.7)

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, May 31, 2012	$713.1
Changes in valuation allowances related to purchased tax assets	0.8
Adjustment of net operating losses	(135.1)
Provisions for valuation allowance	65.3
Release of valuation allowance	(51.3)
Currency adjustment	1.1

Balance, May 31, 2013	593.9
Adjustment of net operating losses	(26.8)
Provisions for valuation allowance	13.0
Release of valuation allowance	(28.4)
Currency adjustment	13.5

Balance, May 31, 2014	565.2
Adjustment of net operating losses	(10.9)
Provisions for valuation allowance	9.0
Release of valuation allowance	(8.5)
Currency adjustment	(33.1)

Balance, April 30, 2015	$521.7

As of April 30, 2015, we have U.S. Federal net operating loss deferred tax assets amounting to $31.0 million. These losses expire in various years between 2016 and 2032, the majority of which will expire between 2018 and 2026. We also have U.S. foreign tax credits of $0.9 million. In addition, we have state and local net operating losses and credits of $10.2 million and $1.8 million, respectively. Our state and local net operating losses expire in various years between 2016 and 2032. We currently have a deferred tax asset of $290.2 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the Lawson acquisition that occurred on July 5, 2011, the Lawson group experienced an ownership change that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize Lawson’s net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012 that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize any net operating loss carryforwards. Some of our U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to May 31, 2011, and the possibility of future changes of ownership may further limit our ability to utilize certain loss and credit carryforwards.

As of April 30, 2015, we have foreign net operating loss deferred tax assets amounting to $203.3 million. The majority of these losses relates to our subsidiary operations in the Netherlands, UK, Brazil, France, Austria, Sweden, and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $44.5 million, the majority of which relates to our subsidiary operations in the UK and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net increase to our valuation allowance (including the impact of ASC 740-10) in fiscal 2015 of $0.5 million, and a net decrease to our valuation allowance of $28.7 million, and $119.2 million in fiscal 2014 and 2013, respectively. The valuation allowance and the change therein as of April 30, 2015 and May 31, 2014, primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

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

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, May 31, 2012	$193.2
Additions based on tax positions related to current year	12.1
Additions based on tax positions related to prior years	9.7
Reductions based on tax positions related to prior years	(8.8)
Reductions related to settlements	(1.0)
Reductions related to lapses in statute	(19.0)
Additions/(reductions) due to changes in foreign exchange rates	1.2
Other	(1.0)

Balance, May 31, 2013	186.4
Additions based on tax positions related to current year	7.3
Additions based on tax positions related to prior years	2.4
Reductions based on tax positions related to prior years	(6.7)
Reductions related to settlements	(9.0)
Reductions related to lapses in statute	(21.2)
Additions/(reductions) due to changes in foreign exchange rates	2.5

Balance, May 31, 2014	161.7

Additions based on tax positions related to current year	10.3
Additions based on tax positions related to prior years	20.5
Reductions based on tax positions related to prior years	(18.5)
Reductions related to settlements	(0.7)
Reductions related to lapses in statute	(10.6)
Additions/(reductions) due to changes in foreign exchange rates	(18.9)

Balance, April 30, 2015	$143.8

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at April 30, 2015, May 31, 2014 and 2013 by $70.6 million, $68.3 million and $86.9 million, respectively. During our upcoming fiscal year ending April 30, 2016, we expect that approximately $37.4 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at April 30, 2015 and May 31, 2014, was $17.7 million and $19.7 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for fiscal 2015, 2014 and 2013, net of income tax benefits was $13.4 million, $0.0 million and $2.4 million, respectively.

We classify penalties on uncertain tax positions as (benefit) provision for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at April 30, 2015 and May 31, 2014, was $5.2 million and $5.7 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for fiscal 2015, 2014 and 2013 was a benefit of $0.1 million, a benefit of $0.5 million and a benefit of $0.4 million, respectively. The fiscal 2015, 2014 and 2013 benefits were due to the expiration of the statute of limitations in various jurisdictions.

The Company is in the process of completing a voluntary disclosure agreement with a foreign taxing jurisdiction in connection with potential withholding tax exposure on certain intercompany transactions. Within the next twelve months, it is reasonably possible that the Company will complete negotiations with the taxing jurisdiction and enter into a settlement resulting in tax, interest and penalties ranging from zero to $14.2 million.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2019. We are generally no longer subject to tax examination domestically for years prior to fiscal year 2011. We are currently subject to federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2019. We are generally no longer subject to tax examination internationally for years prior to fiscal year 2009. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $10.2 million, $10.8 million and $8.0 million in fiscal 2015, 2014 and 2013, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in fiscal 2012 and prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S., United Kingdom and Germany have been frozen with no further benefits accruing. As of April 30, 2015, these plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of April 30, 2015 and May 31, 2014, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Projected Benefit Obligation

(in millions)	April 30, 2015	May 31, 2014
Projected Benefit obligation, beginning of fiscal year	$106.6	$92.7
Service cost	1.2	1.4
Interest cost	3.4	4.2
Plan participants contribution	0.3	0.3
Actuarial (gain) loss	14.7	(0.6)
Benefits payments	(2.2)	(2.5)
Assumption changes	0.6	3.9
Curtailment/settlement	(0.3)	(0.4)
Currency translation adjustment	(10.0)	7.6

Projected benefit obligation, end of fiscal year	$114.3	$106.6

Accumulated benefit obligation, end of fiscal year	$109.2	$101.7

Change in Plan Assets

(in millions)	April 30, 2015	May 31, 2014
Fair value of plan assets, beginning of fiscal year	$74.2	$60.2
Actual return on plan assets	6.1	4.5
Employer contribution	2.3	3.8
Plan participants contribution	0.3	0.3
Benefits payments	(1.8)	(2.1)
Currency translation adjustment	(6.2)	7.5

Fair value of plan assets, end of fiscal year	$74.9	$74.2

Funded status, end of fiscal year	$(39.4)	$(32.4)

Amounts Recognized on Our Consolidated Balance Sheets

(in millions)	April 30, 2015	May 31, 2014
Non-current asset	$1.0	$1.5
Current liability	(0.1)	(2.1)
Non-current liability	(40.3)	(31.8)

Total	$(39.4)	$(32.4)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	April 30, 2015	May 31,
(in millions)		2014	2013
Net actuarial gain (loss)	$(19.9)	$(8.5)	$(10.2)
Prior service cost	(1.0)	(1.4)	(1.5)
Tax	4.6	2.5	2.8

Total amounts recognized in accumulated other comprehensive income (loss)	$(16.3)	$(7.4)	$(8.9)

Components of Net Periodic Pension Cost

	11 Months Ended April 30, 2015	Year Ended May 31,
(in millions)		2014	2013
Service cost	$1.2	$1.4	$1.1
Interest cost	3.4	4.2	3.6
Amortization of prior service cost	0.2	1.9	0.2
Amortization of net actuarial (gain) loss	0.3	0.6	0.3
Expected return on plan assets	(3.7)	(3.9)	(2.9)

Net periodic pension cost	$1.4	$4.2	$2.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	11 Months Ended April 30, 2015	Year Ended May 31,
(in millions)		2014	2013
Net actuarial gain (loss)	$(11.4)	$1.7	$0.5
Prior service cost	0.6	2.0	0.7
Amortization of prior service cost	(0.2)	(1.9)	(0.2)
Tax	2.1	(0.3)	0.6

Total recognized in other comprehensive income (loss)	$(8.9)	$1.5	$1.6

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(10.3)	$(2.7)	$(0.7)

Estimated Amortization to be Recognized as Part of Net Periodic Pension Cost in Fiscal 2016

(in millions)
Net actuarial (gain) loss	$0.7
Prior service cost	$0.2

Defined Benefit Plans with Accumulated Benefit Obligations that Exceed the Fair Value of the Plan Assets

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with accumulated benefit obligations in excess of plan assets were as follows:

(in millions)	April 30, 2015	May 31, 2014
Projected benefit obligation	$113.0	$105.0
Accumulated benefit obligation	$107.8	$100.1
Fair value of plan assets	$72.5	$71.2

Fair Value of Plan Assets

The fair value of defined benefit plans assets, as of April 30, 2015 and May 31, 2014, were as follows:

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$42.9	$—	$42.9
Debt securities	—	21.4	—	21.4
Other	0.3	10.3	—	10.6

Total	$0.3	$74.6	$—	$74.9

	May 31, 2014
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$42.6	$—	$42.6
Debt securities	—	22.3	—	22.3
Other	0.4	8.9	—	9.3

Total	$0.4	$73.8	$—	$74.2

Pension plan assets relate to defined benefit pension plans which cover certain employees primarily in the U.S., United Kingdom, Germany, Switzerland and France and include investments held in cash, equity and debt index funds. The fair value of investments held in these funds is based on the fair value of the underlying securities within the fund. The pension plan assets are reflected in either other assets or other long-term liabilities on our Consolidated Balance Sheets depending on whether the related plan is over-funded or under-funded, respectively. Our pension plan assets are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs within the fair value hierarchy as discussed in Note 5, Fair Value.

Determination of Benefit Obligations

Generally, the discount rates used to determine benefit obligations are determined as of the applicable measurement date, by considering various current yield curves representing high quality, long-term fixed income instruments, the duration of which are consistent with the duration of the applicable plan liabilities. The long-term expected rate of return for each asset class is based upon actual historical returns and future expectations for returns for each asset class. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class.

Weighted-Average Assumptions Used to Determine Benefit Obligations

	April 30, 2015	May 31,
		2014	2013
Projected benefit obligation
Discount rate	2.9%	3.9%	4.1%
Rate of compensation increase	2.5%	2.9%	3.8%
Net periodic benefit cost
Discount rate	3.7%	4.0%	4.2%
Expected rate of return on plan assets	5.5%	5.5%	5.6%
Rate of compensation increase	2.5%	3.1%	3.7%

Investment Policy

Our investment strategy for our plan assets is to seek a competitive rate of return relative to an appropriate level of risk. The investments are held in cash, equity and debt index funds. Investments held in these funds are based on the fair value of the underlying securities within the fund, which represents the net asset value, a practical expedient to fair value, of the units held by the pension plan at year end. The asset allocations for our pension plans by asset category are as follows:

	Target Allocation Fiscal 2016	Percentage of Plan Assets at April 30, 2015
Equity securities	57.3%	57.3%
Debt instruments	28.6%	28.6%
Other	14.1%	14.1%

Future Contributions

We made contributions to our defined benefit pension plans of $2.3 million, $3.8 million and $2.8 million in fiscal 2015, 2014 and 2013, respectively. We expect to contribute approximately $2.2 million to our defined benefit plans during fiscal 2016.

Future Benefit Payments

As of April 30, 2015, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2016	$2.2
Fiscal 2017	2.1
Fiscal 2018	2.5
Fiscal 2019	2.2
Fiscal 2020	2.5
Fiscal 2021 through 2025	14.1

Total	$25.6

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2015 (11 months)
Revenues	$479.9	$1,333.8	$629.7	$2,443.4
Cost of revenues	105.6	237.7	506.9	850.2
Direct sales and marketing costs	331.3	—	7.2	338.5

Sales margin	$43.0	$1,096.1	$115.6	$1,254.7

Sales margin %	9.0%	82.2%	18.4%	51.4%

Fiscal 2014 (12 months)
Revenues	$553.4	$1,467.1	$749.5	$2,770.0
Cost of revenues	92.1	261.4	590.4	943.9
Direct sales and marketing costs	377.1	—	—	377.1

Sales margin	$84.2	$1,205.7	$159.1	$1,449.0

Sales margin %	15.2%	82.2%	21.2%	52.3%

Fiscal 2013 (12 months)
Revenues	$531.6	$1,442.7	$763.5	$2,737.8
Cost of revenues	77.3	254.2	590.2	921.7
Direct sales and marketing costs	379.4	—	—	379.4

Sales margin	$74.9	$1,188.5	$173.3	$1,436.7

Sales margin %	14.1%	82.4%	22.7%	52.5%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated loss before income tax benefit for the periods indicated:

	11 Months Ended	Year Ended May 31,
(in millions)	April 30, 2015	2014	2013
Reportable segment revenues	$2,443.4	$2,770.0	$2,737.8
Purchase accounting revenue adjustments(1)	(4.5)	(8.2)	(19.8)

Total revenues	$2,438.9	$2,761.8	$2,718.0

Reportable segment sales margin	$1,254.7	$1,449.0	$1,436.7
Other unallocated costs and operating expenses(2)	632.9	711.4	685.3
Amortization of intangible assets and depreciation	222.9	264.3	275.7
Restructuring costs	5.7	18.6	10.2

Income from operations	393.2	454.7	465.5
Total other expense, net	425.7	320.4	519.1

Income (loss) before income tax	$(32.5)	$134.3	$(53.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.

(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2015 (11 months)
Software license fees and subscriptions	$300.8	$133.7	$44.7	$479.2
Product updates and support fees	840.7	386.3	103.3	1,330.3

Software revenues	1,141.5	520.0	148.0	1,809.5
Consulting services and other fees	312.7	264.7	52.0	629.4

Total revenues	$1,454.2	$784.7	$200.0	$2,438.9

Fiscal 2014 (12 months)
Software license fees and subscriptions	$338.2	$160.9	$49.2	$548.3
Product updates and support fees	895.3	453.0	117.6	1,465.9

Software revenues	1,233.5	613.9	166.8	2,014.2
Consulting services and other fees	347.4	331.2	69.0	747.6

Total revenues	$1,580.9	$945.1	$235.8	$2,761.8

Fiscal 2013 (12 months)
Software license fees and subscriptions	$307.8	$160.4	$49.9	$518.1
Product updates and support fees	883.8	433.4	124.0	1,441.2

Software revenues	1,191.6	593.8	173.9	1,959.3
Consulting services and other fees	354.5	328.7	75.5	758.7

Total revenues	$1,546.1	$922.5	$249.4	$2,718.0

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
April 30, 2015	$51.1	$24.6	$6.1	$81.8
May 31, 2014	$50.6	$26.5	$5.7	$82.8

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	11 Months Ended	Year Ended May 31,
(in millions)	April 30, 2015	2014	2013
United States	$1,295.1	$1,391.9	$1,334.4
All other countries	1,143.8	1,369.9	1,383.6

Total revenues	$2,438.9	$2,761.8	$2,718.0

The following table sets forth long-lived tangible assets by country at the dates indicated:

	April 30,	May 31,
(in millions)	2015	2014
United States	$48.5	$49.4
Germany	6.5	8.6
All other countries	26.8	24.8

Total long-lived tangible assets	$81.8	$82.8

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

21. Related Party Transactions

Golden Gate Capital and Summit Partners (together, the Sponsors) are our largest investors. We have entered into advisory agreements with both of our Sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fee payable to Golden Gate Capital and Summit Partners on a quarterly basis. Under the advisory agreements, the total contractual annual management fee due is approximately $7.0 million which is payable to Golden Gate Capital and Summit Partners based on their pro rata ownership percentage of Infor Enterprise as defined in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Consolidated Statement of Operations.

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	11 Months Ended	Year Ended May 31,
(in millions)	April 30, 2015	2014	2013
Golden Gate Capital	$4.9	$5.9	$5.6
Summit Partners	1.8	2.0	1.8

Total management fees and expenses	$6.7	$7.9	$7.4

At April 30, 2015, $0.5 million and $0.2 million of the fees related to Golden Gate Capital and Summit Partners, respectively, remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of

Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.9 million, $1.2 million and $2.5 million in fiscal 2015, 2014 and 2013, respectively. We had no sales to companies owned by Summit Partners in fiscal 2015, 2014 or 2013.

In addition, we have made an immaterial amount of payments to companies owned by Golden Gate Capital and Summit Partners for products and services in in fiscal 2015, 2014 and 2013.

We capitalized as deferred financing fees $5.5 million and $0.1 million during fiscal 2015 and 2014, respectively, for fees and expenses paid to Golden Gate Capital and their affiliates in connection with our various debt transactions. In addition, we expensed transaction fees paid to Golden Gate Capital of $0.9 million in fiscal 2014 related to our debt refinancing transactions. We did not capitalize or expense any similar fees in fiscal 2013.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Lux Bond Co, of $35.3 million as of April 30, 2015 and May 31, 2014. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets.

In fiscal 2014 and 2013 Lux Bond Co elected to pay quarterly interest related to the then outstanding Lux PIK Term Loan in cash, and we funded the applicable quarterly interest payments totaling $16.4 million and $18.2 million, respectively, that were due related to the Lux PIK Term Loan primarily through affiliate loans to Lux Bond Co. As previously noted, the outstanding balance of the Lux PIK Term Loan was repaid on April 8, 2014, with the proceeds from the issuance of our affiliate’s HoldCo Notes. See Note 12, Debt—Affiliate Company Borrowings. In fiscal 2015 we did not fund any interest payment related to our affiliates’ debt through additional intercompany loans. See Dividends Paid to Affiliates below.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co. See Note 2, Summary of Significant Accounting Policies—Income Taxes. Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our stockholder receivable. We recorded payments of $11.5 million and $9.5 million in fiscal 2014 and 2013, respectively, related to the Tax Allocation Agreement, as reductions to our stockholder receivable.

Beginning in the second quarter of fiscal 2015, certain payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Consolidated Balance Sheets. In fiscal 2015 we made payments of $11.7 million under the Tax Allocation Agreement which were recorded against affiliate payable. We had $6.4 million and $3.2 million payable under the Tax Allocation Agreement as of April 30, 2015 and May 31, 2014, respectively.

Dividends Paid to Affiliates

In fiscal 2015 we paid dividends to certain of our affiliates totaling $65.7 million, including $21.6 million related to the funding of interest on our affiliate’s debt and $44.1 million related to the funding of our affiliate’s equity distributions. In October 2014, HoldCo elected to pay interest due related to the HoldCo Notes of $30.1 million in cash and we funded the quarterly interest due related to the HoldCo Notes through dividend distributions from Infor to HoldCo of $21.6 million and through certain payments made under the Tax Allocation Agreement of $8.5 million. In October 2014 and April 2015, we made dividend distributions of approximately $21.1 million and $23.0 million, respectively, to Infor Enterprise, an affiliate of the parent company of Infor, to fund equity distributions to members of our executive management team under certain of their equity awards.

In addition, as of April 30, 2015, we had accrued dividends payable of $17.0 million related to our funding of quarterly interest on HoldCo Notes. In April 2015 HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash with $1.2 million cash on-hand and with amounts we funded through dividend distributions from Infor to HoldCo of $17.0 million which were accrued as of April 30, 2015, and through certain payments made under the Tax Allocation Agreement of $8.5 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 1, 2015, subsequent to year end.

In future periods we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

22. Supplemental Guarantor Financial Information

The 6.5% and 5.75% Senior Notes issued by Infor (US), Inc., and prior to their repayment in April 2015, our 9.375%, 10.0% and 11.5% Senior Notes, are and were fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 12, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of April 30, 2015 and May 31, 2014, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for our fiscal years ended April 30, 2015, May 31, 2014 and 2013.

Condensed Consolidating Balance Sheets

	April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.7	$—	$440.0	$—	$526.7
Accounts receivable, net	—	145.5	7.8	184.7	—	338.0
Prepaid expenses	—	59.1	12.4	42.4	—	113.9
Income tax receivable	—	34.7	0.2	14.6	0.1	49.6
Other current assets	—	5.9	1.3	10.6	—	17.8
Affiliate receivable	—	521.8	597.8	22.1	(1,141.7)	—
Deferred tax assets	—	13.3	4.4	13.2	(0.1)	30.8

Total current assets	—	867.0	623.9	727.6	(1,141.7)	1,076.8
Property and equipment, net	—	35.9	12.6	33.3	—	81.8
Intangible assets, net	—	520.6	5.8	204.6	—	731.0
Goodwill	—	2,400.6	62.5	1,582.7	—	4,045.8
Deferred tax assets	0.2	—	8.0	72.8	(8.2)	72.8
Other assets	—	17.3	3.9	19.1	—	40.3
Affiliate receivable	—	751.5	1.4	141.5	(894.4)	—
Investment in subsidiaries	—	1,557.9	—	—	(1,557.9)	—

Total assets	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$41.3	$0.1	$21.0	$—	$62.4
Income taxes payable	—	—	—	33.4	0.1	33.5

Accrued expenses	—	151.0	26.2	161.9	—	339.1
Deferred tax liabilities	0.1	—	—	1.1	(0.1)	1.1
Deferred revenue	—	512.4	15.2	339.4	—	867.0
Affiliate payable	29.5	591.3	485.3	35.6	(1,141.7)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,296.1	526.8	592.4	(1,141.7)	1,303.2
Long-term debt	—	5,226.7	—	—	—	5,226.7
Deferred tax liabilities	—	86.5	—	28.7	(8.2)	107.0
Affiliate payable	58.6	169.6	0.3	665.9	(894.4)	—
Other long-term liabilities	—	80.7	10.8	116.9	—	208.4
Losses in excess of investment in subsidiaries	708.8	—	—	—	(708.8)	—

Total liabilities	797.0	6,859.6	537.9	1,403.9	(2,753.1)	6,845.3
Total stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)

Total liabilities and stockholders’ deficit	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

	May 31, 2014
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$227.4	$—	$347.9	$—	$575.3
Accounts receivable, net	—	165.3	10.9	228.0	—	404.2
Prepaid expenses	—	50.5	14.9	42.7	—	108.1
Income tax receivable	—	17.8	0.2	15.7	—	33.7
Other current assets	—	18.5	0.2	14.8	—	33.5
Affiliate receivable	—	431.0	439.2	35.7	(905.9)	—
Deferred tax assets	—	9.9	4.2	13.5	(0.1)	27.5

Total current assets	—	920.4	469.6	698.3	(906.0)	1,182.3
Property and equipment, net	—	34.0	15.4	33.4	—	82.8
Intangible assets, net	—	627.1	9.3	314.3	—	950.7
Goodwill	—	2,378.8	62.5	1,875.9	—	4,317.2
Deferred tax assets	0.4	—	6.2	88.4	(6.4)	88.6
Other assets	—	9.7	4.4	21.2	—	35.3
Affiliate receivable	—	873.7	1.3	150.2	(1,025.2)	—
Investment in subsidiaries	—	1,669.0	—	—	(1,669.0)	—

Total assets	$0.4	$6,512.7	$568.7	$3,181.7	$(3,606.6)	$6,656.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable	$—	$26.4	$0.1	$27.3	$—	$53.8
Income taxes payable	—	—	—	19.8	—	19.8
Accrued expenses	—	185.1	33.8	187.4	—	406.3
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	579.4	17.9	378.0	—	975.3
Affiliate payable	29.5	469.9	361.0	45.5	(905.9)	—
Current portion of long-term obligations	—	31.7	—	—	—	31.7

Total current liabilities	29.6	1,292.5	412.8	659.3	(906.0)	1,488.2
Long-term debt	—	5,218.4	—	—	—	5,218.4
Deferred tax liabilities	—	160.4	(0.1)	38.6	(6.4)	192.5
Affiliate payable	58.6	151.1	0.4	815.1	(1,025.2)	—
Other long-term liabilities	—	62.5	5.5	149.8	—	217.8
Losses in excess of investment in subsidiaries	372.2	—	—	—	(372.2)	—

Total liabilities	460.4	6,884.9	418.6	1,662.8	(2,309.8)	7,116.9
Total stockholders’ equity (deficit)	(460.0)	(372.2)	150.1	1,518.9	(1,296.8)	(460.0)

Total liabilities and stockholders’ deficit	$0.4	$6,512.7	$568.7	$3,181.7	$(3,606.6)	$6,656.9

Condensed Consolidating Statements of Operations

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$275.8	$7.5	$195.9	$—	$479.2
Product updates and support fees	—	762.9	28.1	539.3	—	1,330.3

Software revenues	—	1,038.7	35.6	735.2	—	1,809.5
Consulting services and other fees	—	267.0	11.7	350.7	—	629.4

Total revenues	—	1,305.7	47.3	1,085.9	—	2,438.9

Operating expenses:
Cost of software license fees and subscriptions	—	68.4	6.8	33.4	1.1	109.7
Cost of product updates and support fees	—	117.2	2.5	113.9	4.6	238.2
Cost of consulting services and other fees	—	195.1	14.8	289.7	7.6	507.2
Sales and marketing	—	205.8	23.4	178.1	5.6	412.9
Research and development	—	196.8	7.3	154.5	11.2	369.8
General and administrative	—	23.9	111.0	73.1	(30.1)	177.9
Amortization of intangible assets and depreciation	—	134.3	12.8	75.8	—	222.9
Restructuring costs	—	1.0	—	4.7	—	5.7
Acquisition-related and other costs	—	(0.8)	1.3	0.9	—	1.4
Affiliate (income) expense, net	—	174.8	(154.7)	(20.1)	—	—

Total operating expenses	—	1,116.5	25.2	904.0	—	2,045.7

Income from operations	—	189.2	22.1	181.9	—	393.2

Other expense, net:
Interest expense, net	—	320.2	0.1	(0.2)	—	320.1
Affiliate interest (income) expense, net	—	(36.6)	(0.1)	36.7	—	—
Loss on extinguishment of debt	—	172.4	—	—	—	172.4
Other (income) expense, net	—	(57.0)	—	(9.8)	—	(66.8)

Total other expense, net	—	399.0	—	26.7	—	425.7

Income (loss) before income tax	—	(209.8)	22.1	155.2	—	(32.5)
Income tax provision (benefit)	—	(64.5)	(0.9)	13.2	—	(52.2)
Equity in (earnings) loss of subsidiaries	(19.7)	(165.0)	—	—	184.7	—

Net income (loss)	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

	Year Ended May 31, 2014
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$307.1	$11.0	$230.2	$—	$548.3
Product updates and support fees	—	810.4	28.1	627.4	—	1,465.9

Software revenues	—	1,117.5	39.1	857.6	—	2,014.2
Consulting services and other fees	—	286.0	14.8	446.8	—	747.6

Total revenues	—	1,403.5	53.9	1,304.4	—	2,761.8

Operating expenses:
Cost of software license fees and subscriptions	—	55.9	7.2	36.0	0.7	99.8
Cost of product updates and support fees	—	127.2	3.2	126.6	4.9	261.9
Cost of consulting services and other fees	—	221.7	13.2	349.7	8.6	593.2
Sales and marketing	—	217.9	27.1	206.6	5.5	457.1
Research and development	—	198.4	9.7	172.9	10.8	391.8
General and administrative	—	15.2	118.0	90.1	(30.5)	192.8
Amortization of intangible assets and depreciation	—	151.9	12.9	99.5	—	264.3
Restructuring costs	—	2.9	0.5	15.2	—	18.6
Acquisition-related and other costs	—	28.3	0.2	(0.9)	—	27.6
Affiliate (income) expense, net	—	184.9	(161.6)	(23.3)	—	—

Total operating expenses	—	1,204.3	30.4	1,072.4	—	2,307.1

Income from operations	—	199.2	23.5	232.0	—	454.7

Other expense, net:
Interest expense, net	—	377.9	0.1	—	—	378.0
Affiliate interest (income) expense, net	—	(53.9)	(0.1)	54.0	—	—
Loss on extinguishment of debt	—	5.2	—	—	—	5.2

Other (income) expense, net	—	13.1	0.4	(76.3)	—	(62.8)

Total other expense, net	—	342.3	0.4	(22.3)	—	320.4

Income (loss) before income tax	—	(143.1)	23.1	254.3	—	134.3
Income tax provision (benefit)	0.1	7.4	(0.3)	5.4	—	12.6
Equity in (earnings) loss of subsidiaries	(121.8)	(272.3)	—	—	394.1	—

Net income (loss)	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

	Year Ended May 31, 2013
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$275.1	$8.6	$234.4	$—	$518.1
Product updates and support fees	—	792.6	27.7	620.9	—	1,441.2

Software revenues	—	1,067.7	36.3	855.3	—	1,959.3
Consulting services and other fees	—	285.6	18.1	455.0	—	758.7

Total revenues	—	1,353.3	54.4	1,310.3	—	2,718.0

Operating expenses:
Cost of software license fees and subscriptions	—	45.9	6.8	33.4	0.3	86.4
Cost of product updates and support fees	—	122.4	2.5	124.8	4.5	254.2
Cost of consulting services and other fees	—	218.5	10.1	351.6	8.3	588.5
Sales and marketing	—	213.5	28.8	212.3	5.6	460.2
Research and development	—	180.9	2.4	160.0	8.6	351.9
General and administrative	—	41.1	106.7	89.9	(27.3)	210.4
Amortization of intangible assets and depreciation	—	155.7	15.4	104.6	—	275.7
Restructuring costs	—	4.2	0.3	5.7	—	10.2
Acquisition-related and other costs	—	11.9	3.6	(0.5)	—	15.0
Affiliate (income) expense, net	—	142.8	(150.1)	7.3	—	—

Total operating expenses	—	1,136.9	26.5	1,089.1	—	2,252.5

Income from operations	—	216.4	27.9	221.2	—	465.5

Other expense, net:
Interest expense, net	—	417.8	0.1	0.2	—	418.1
Affiliate interest (income) expense, net	—	(72.6)	(0.2)	72.8		—
Loss on extinguishment of debt	—	1.8	—	—	—	1.8
Other (income) expense, net	—	8.6	0.3	90.3	—	99.2

Total other expense, net	—	355.6	0.2	163.3	—	519.1

Income (loss) before income tax	—	(139.2)	27.7	57.9	—	(53.6)
Income tax provision (benefit)	0.1	14.3	(9.1)	17.3	—	22.6
Equity in loss (earnings) of subsidiaries	76.1	(77.4)	—	—	1.3	—

Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	11 Months Ended April 30, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(277.5)	—	(277.5)
Defined benefit plan funding status, net of tax	—	(0.2)	—	(8.7)	—	(8.9)
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.9)	—	—	—	(2.9)

Total other comprehensive income (loss)	—	(3.1)	—	(286.2)	—	(289.3)

Comprehensive income (loss)	$19.7	$16.6	$23.0	$(144.2)	$(184.7)	$(269.6)

	Year Ended May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(32.9)	—	(32.9)
Defined benefit plan funding status, net of tax	—	—	—	1.5	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(9.9)	—	—	—	(9.9)

Total other comprehensive income (loss)	—	(9.9)	—	(31.4)	—	(41.3)

Comprehensive income (loss)	$121.7	$111.9	$23.4	$217.5	$(394.1)	$80.4

	Year Ended May 31, 2013
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(76.2)	$(76.1)	$36.8	$40.6	$(1.3)	$(76.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	126.5	—	126.5
Defined benefit plan funding status, net of tax	—	0.1	—	1.5	—	1.6

Total other comprehensive income (loss)	—	0.1	—	128.0	—	128.1

Comprehensive income (loss)	$(76.2)	$(76.0)	$36.8	$168.6	$(1.3)	$51.9

Condensed Consolidating Statements of Cash Flows

	11 Months Ended April 30, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$(33.0)	$6.5	$234.7	$—	$208.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.2	—	(1.1)	—	17.1
Purchases of property, equipment and software	—	(13.9)	(6.5)	(15.3)	—	(35.7)

Net cash used in investing activities	—	(23.0)	(6.5)	(19.2)	—	(48.7)

Cash flows from financing activities:
Dividends paid	—	(65.7)	—	—	—	(65.7)
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(0.3)	—	(2.2)	—	(2.5)
Proceeds from issuance of debt	—	2,019.7	—	—	—	2,019.7
Payments on long-term debt	—	(1,932.5)	—	—	—	(1,932.5)
(Payments) proceeds from affiliate within group	—	71.3	—	(71.3)	—	—
Deferred financing fees and early debt redemption fees paid	—	(168.7)	—	—	—	(168.7)
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(84.7)	—	(73.5)	—	(158.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(49.9)	—	(49.9)

Net increase (decrease) in cash and cash equivalents	—	(140.7)	—	92.1	—	(48.6)
Cash and cash equivalents at the beginning of the period	—	227.4	—	347.9	—	575.3

Cash and cash equivalents at the end of the period	$—	$86.7	$—	$440.0	$—	$526.7

	Year Ended May 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$226.6	$(2.7)	$190.7	$—	$414.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(199.4)	—	(0.3)	—	(199.7)
Change in restricted cash	—	(18.2)	—	(1.3)	—	(19.5)
Purchases of property, equipment and software	—	(14.9)	(6.9)	(10.7)	—	(32.5)

Net cash used in investing activities	—	(232.5)	(6.9)	(12.3)	—	(251.7)

Cash flows from financing activities:

Loans to stockholders	—	(5.2)	—	—	—	(5.2)
Payments on capital lease obligations	—	(0.3)	—	(2.0)	—	(2.3)
Proceeds from issuance of debt	—	3,487.7	—	—	—	3,487.7
Payments on long-term debt	—	(3,457.5)	—	—	—	(3,457.5)
(Payments) proceeds from affiliate within group	—	156.6	9.6	(166.2)	—	—
Deferred financing fees and early debt redemption fees paid	—	(37.5)	—	—	—	(37.5)
Other	—	—	—	(0.9)	—	(0.9)

Net cash provided by (used in) financing activities	—	143.8	9.6	(169.1)	—	(15.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.2	—	6.2

Net increase (decrease) in cash and cash equivalents	—	137.9	—	15.5	—	153.4
Cash and cash equivalents at the beginning of the period	—	89.5	—	332.4	—	421.9

Cash and cash equivalents at the end of the period	$—	$227.4	$—	$347.9	$—	$575.3

	Year Ended May 31, 2013
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(67.7)	$22.9	$327.2	$—	$282.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(51.0)	—	(55.0)	—	(106.0)
Change in restricted cash	—	—	—	2.2	—	2.2
Purchases of property, equipment and software	—	(14.8)	(14.5)	(6.7)	—	(36.0)

Net cash used in investing activities	—	(65.8)	(14.5)	(59.5)	—	(139.8)

Cash flows from financing activities:
Loans to stockholders	—	(8.7)	—	—	—	(8.7)
Payments on capital lease obligations	—	(0.1)	(0.3)	(1.1)	—	(1.5)
Proceeds from issuance of debt	—	2,778.9	—	—	—	2,778.9
Payments on long-term debt	—	(2,847.2)	—	—	—	(2,847.2)
(Payments) proceeds from affiliate within group	—	163.3	(8.0)	(155.3)	—	—
Deferred financing fees and early debt redemption fees paid	—	(27.6)	—	—	—	(27.6)
Other	—	—	(0.1)	(0.4)	—	(0.5)

Net cash provided by (used in) financing activities	—	58.6	(8.4)	(156.8)	—	(106.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.5	—	1.5

Net increase in cash and cash equivalents	—	(74.9)	—	112.4	—	37.5
Cash and cash equivalents at the beginning of the period	—	164.4	—	220.0	—	384.4

Cash and cash equivalents at the end of the period	$—	$89.5	$—	$332.4	$—	$421.9

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2015 and 2014. With the change in our fiscal year end from May 31 to April 30, we have reported our fiscal 2015 quarterly results based on our new fiscal calendar. Fiscal 2014 is presented as originally reported based on our prior fiscal calendar. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	July 31, 2014 (1)	October 31, 2014	January 31, 2015	April 30, 2015
Fiscal 2015
Total revenues	$753.2	$685.6	$657.4	$658.7
Restructuring costs	$7.5	$3.8	$0.3	$(0.1)
Acquisition-related and other costs	$0.7	$(1.4)	$(1.2)	$3.6
All other operating expenses	$602.1	$564.3	$549.6	$545.9
Income from operations	$142.9	$118.9	$108.7	$109.3
Net income (loss)	$73.5	$13.1	$51.3	$(63.5)

(1)	Due to the change in our fiscal year end, the sum of the four quarters of fiscal 2015 reflected above are not additive to the 11-month transition period of fiscal 2015. In the first quarter of fiscal 2015, we began reporting our quarterly results on the basis of our new fiscal calendar and the first quarter of fiscal 2015 reflects the three months ended July 31, 2014. As such, the results of May 2014, which were included in our audited results for fiscal 2014, were also included in our first quarter of fiscal 2015 as reported. However, the results for May 2014 are not included in our results for the 11-month transition period of fiscal 2015 which reflects our results for June 2014 through April 2015.

	Quarter Ended
(in millions)	August 31, 2013	November 30, 2013	February 28, 2014	May 31, 2014
Fiscal 2014
Total revenues	$650.3	$698.5	$672.7	$740.3
Restructuring costs	$2.2	$3.4	$3.3	$9.7
Acquisition-related and other costs	$9.9	$0.3	$11.1	$6.3
All other operating expenses	$525.0	$552.3	$567.8	$615.8
Income from operations	$113.2	$142.5	$90.5	$108.5
Net income	$23.1	$63.0	$1.3	$34.3

24. Subsequent Events

We have evaluated subsequent events requiring disclosure through June 26, 2015, the date the financial statements were available to be issued.

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2(1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3(1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4(1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5(1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6(1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7(1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.8	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee. Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.9	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.8 above). Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.10	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.8 above). Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.11	Registration Rights Agreement, dated April 1, 2015, by and among Infor (US), Inc., the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several dollar notes initial purchasers named therein, and Merrill Lynch International, on behalf of itself and as representative of the several euro notes initial purchasers named therein. Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.12	Registration Rights Agreement, dated April 23, 2015, by and among Infor (US), Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several initial purchasers named therein. Filed with the Company’s Form 8–K filed on April 27, 2015 (Reg No. 333–183494) and incorporated herein by reference.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3(2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 10-Q filed on January 10, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on January 6, 2014

Number	Description
(Reg No. 333–183494) and incorporated herein by reference.

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on February 4, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on April 23, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.8	Employment Agreement, dated October 16, 2013, between Infor (US), Inc. and Nicole Anasenes. Filed with the Company’s Form 8–K filed on November 6, 2013 (Reg No. 333–183494) and incorporated herein by reference.

10.9(3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.10(3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.11(3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.12(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.13(3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.14(3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.16(3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.17(3)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.18(4)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

12.1(5)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(5)	Subsidiaries of Infor, Inc.

24.1(5)	Powers of Attorney (included on signature page)

31.1(5)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2(5)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Nicole Anasenes

32.1(5)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Charles E. Phillips, Jr.

32.2(5)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Nicole Anasenes

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Transition Report on Form 10-K for the fiscal year ended April 30, 2015, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Consolidated Balance Sheets at April 30, 2015 and May 31, 2014,
ii.	Consolidated Statements of Operations for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013,
iii.	Consolidated Statements of Comprehensive Income (Loss) for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013,
iv.	Consolidated Statements of Stockholders’ Deficit for the 11 months ended April 30, 2015, and for the fiscal years ended May 31, 2014 and 2013,

v.	Consolidated Statements of Cash Flows for the 11 months ended April 30, 2015 and 2014, and for the fiscal years ended May 31, 2014 and 2013. And
vi.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(3)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(4)	Incorporated by reference to the Form 10-K filed on July 28, 2014.
(5)	Filed herewith.