Form 10-K/A
period 2015-04-30
Infor, Inc.
filed 2015-07-24
CIK 1556148

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Transition Report on Form 10-K for the transition period from June 1, 2014 to April 30, 2015, which was filed with the U.S. Securities and Exchange Commission (the SEC) on June 26, 2015 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from Infor, Inc.’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of Infor, Inc.’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1. This Amendment does not amend or otherwise update any other information in our Original Filing and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

No changes or updates to the items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such items subsequent to the filing date of the Original Filing.

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. As a result of this change, for fiscal year 2015 we have reported an eleven-month transition period from June 1, 2014 to April 30, 2015. Hereafter any reference to “fiscal 2015” refers to the eleven-month transition period.

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries.

INFOR, INC.

FORM 10-K/A

(Amendment No.1)

FISCAL YEAR ENDED April 30, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. as of July 24, 2015, are listed in the table below:

Name	Age	Position
Charles Phillips	56	Chief Executive Officer and Director
Jeffrey Laborde	42	Chief Financial Officer
Jay Hopkins	44	Chief Accounting Officer, SVP & Controller
Duncan Angove	49	Co-President, Product and Support
Stephan Scholl	45	Co-President, Global Field Operations
Pam Murphy	42	Chief Operating Officer
Jim Schaper	63	Executive Chairman of the Board of Directors
David Dominik	59	Director
Prescott Ashe	48	Director
Stewart Bloom	58	Director
C.J. Fitzgerald	48	Director
Rishi Chandna	37	Director

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

Jeffrey Laborde, Chief Financial Officer

Mr. Laborde has served as our Chief Financial Officer since June 2015. Prior to joining Infor, Mr. Laborde served as the Chief Financial Officer of SumTotal Systems, Inc. since July 2012. Prior to his role at SumTotal Systems, Inc., Mr. Laborde served as a Managing Director, and prior to that as a Vice President, of Goldman, Sachs & Co. in the Technology, Media & Telecom Group from May 2006 to June 2012. Before joining Goldman, Sachs & Co., Mr. Laborde served as a Vice President of Credit Suisse First Boston Technology Group and as a Senior Auditor of Arthur Anderson’s Enterprise Audit Group. Mr. Laborde received his MBA from The Wharton School at the University of Pennsylvania in 2000 and his BS in Business Management and Accounting from Washington and Lee University in 1995.

Jay Hopkins, Chief Accounting Officer, SVP & Controller

Mr. Hopkins has served as our Senior Vice President, Controller and Chief Accounting Officer from February 2009 to date, and he served as our Interim Chief Financial Officer from January 2013 to November 2013. Before joining Infor, Mr. Hopkins served as Vice President and Controller at MicroStrategy, Inc. from January 2008 to January 2009. Prior to MicroStrategy, Inc., Mr. Hopkins served as Worldwide Controller at the Internet Security Systems Business Unit of IBM from October 2006 to December 2007, and Vice President, Corporate Controller, and Chief Accounting Officer at Internet Security Systems, Inc. from January 2006 to October 2006. Mr. Hopkins holds a B.S. in Commerce with a concentration in Accounting from the University of Virginia.

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

David Dominik, Director

Mr. Dominik has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Dominik has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aspect Software, Inc. (Aspect Software), and formerly served as a member of the board of directors of Express, Inc. and Micro Focus International plc. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structures; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Prescott Ashe, Director

Mr. Ashe has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Ashe has served on the board of managers of Softbrands Holdings, LLC since its inception in August 2009. Mr. Ashe is a Managing Director of Golden Gate Capital, a position he has held at the firm since its inception in 2000. Prior to joining Golden Gate Capital, Mr. Ashe served as a Principal at Bain Capital, which he initially joined in 1991. Mr. Ashe also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aeroflex Holding Corp., Aspect Software and BMC Software, Inc. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley. We believe Mr. Ashe’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry and his knowledge gained from service on the boards of various other companies.

Stewart Bloom, Director

Mr. Bloom has served as a member of our board of directors since April 2012. Mr. Bloom has served on the board of managers of Softbrands Holdings, LLC since July 2011. Mr. Bloom is the Chief Executive Officer of Aspect Software, where he has worked since August 2012, and has served as an independent advisor to Golden Gate Capital since July 2011. Prior to joining Aspect Software, Mr. Bloom served as the Chief Executive Officer of Escalate Retail from May 2005 through July 2011, and Vice President Technology Services, Americas for Capgemini from August 2001 through April 2005. Earlier qualifications include Senior Vice President for Mainspring and Partner for Ernst & Young Management Consulting. Mr. Bloom also serves on the board of directors of Aspect Software and LiveVox, Inc. We believe Mr. Bloom’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and professional services industries and his knowledge gained from service on the boards of various other companies.

C.J. Fitzgerald, Director

Mr. Fitzgerald has served as a member of our board of directors since April 2012. Mr. Fitzgerald is a Managing Director of Summit Partners, L.P., which he joined in 2001. From 1997 to 2000, Mr. Fitzgerald served as Chief Executive Officer of North Systems, Inc., a software company. Mr. Fitzgerald also serves on the board of directors of several privately held companies and previously served on the board of directors of Ubiquiti Networks, Inc. from March 2010 to October 2013, Global Cash Access Holdings, Inc. from May 2004 to May 2010 and Visual Sciences, Inc. from May 2002 to January 2008. Mr. Fitzgerald holds a B.S. in Computer Science from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. We believe that Mr. Fitzgerald possesses specific attributes that qualify him to serve as a member of our board of directors and serve as a member of our audit committee, including his experience in the private equity and venture capital industries and as a director of public companies.

Rishi Chandna

Mr. Chandna has served as a member of our board of directors since May 2015. Mr. Chandna is a Principal of Golden Gate Capital, which he joined in 2002. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant at Bain and Company. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund. Mr. Chandna holds a M.B.A. from Harvard Business School and a B.A. in Economics from the University of California, Berkeley. Mr. Chandna also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aspect Software. We believe Mr. Chandna’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector primarily software and technology services and his knowledge gained from service on the boards of various other companies.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal accounting officer and principal financial officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Information page of our website at www.infor.com/company/investor-information. Our website is not part of this Transition Report on Form 10–K. The code is reviewed annually by the Board of Directors of Infor, Inc. (the Board).

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

Audit Committee

The Company is not required to have a separately designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. However, the Board has established a separately designated standing Audit Committee. The current members of the Audit Committee are Stewart Bloom, Prescott Ashe and C.J. Fitzgerald. The Board has determined that each of Messrs. Bloom, Ashe and Fitzgerald is an Audit Committee financial expert, as such term is defined in the Securities Exchange Act of 1934, as amended (the Exchange Act). Messrs. Bloom and Ashe are employed by Golden Gate Capital and Mr. Fitzgerald by Summit Partners, and therefore may not be deemed independent.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (PCAOB) (United States) and to issue a report on those financial statements. The Audit Committee assists the Board in its oversight of our financial statements and its internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include (i) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, (ii) monitoring the independence and performance of Company’s independent auditor and monitoring the performance of the Company’s internal audit function, (iii) hiring and firing our independent auditor and approving any non–audit work performed for us by the independent auditor, (iv) providing an avenue of communication among the independent auditor, management and the Board, and (v) such other functions as may from time to time be delegated to it by the Board.

Compensation Committee

The Board has established a separately designated standing Compensation Committee. The current members of the Compensation Committee are David Dominik, Prescott Ashe, C.J. Fitzgerald, Jim Schaper, and Rishi Chandna. The Compensation Committee has the authority to (1) select, retain and terminate any consulting firm engaged to assist in the evaluation of director or executive officer compensation and (2) approve the fees and retention terms of such consulting firm. The Compensation Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Compensation Committee include: (1) the approval and review of all matters relating to the compensation of our Chief Executive Officer; (2) review and recommend to the Board changes to the form and amount of compensation for our directors; (3) the approval and review of all matters relating to the compensation of our other executive officers; (4) oversee overall compensation and benefit programs and policies; (5) review, approval and administration of the Company’s incentive compensation programs and equity-based plans; and (6) the annual preparation of report on executive compensation and review of the Company’s disclosures relating to executive compensation including our Compensation Discussion and Analysis and executive and director compensation tables.

Nominating and Governance Committee

The Board has established a separately designated standing Nominating and Governance Committee. The current members of the Nominating and Governance Committee are Jim Schaper, Prescott Ashe, David Dominik, C.J. Fitzgerald, and Rishi Chandna. The Nominating and Governance Committee has the authority to (1) select, retain and terminate any search firm engaged to assist in identifying director candidates and (2) approve the fees and retention terms of such search firms. The Nominating and Governance Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Nominating and Governance Committee include: (1) recommend criteria for selection of directors; (2) recommend director candidates; (3) recommend committee members; (4) fill board and committee vacancies; (5) review committee structures; (6) review changed circumstances of directors; and (7) implement provisions of stockholders agreements.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions and Director Independence,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) of the Exchange Act — Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

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

The discussion below explains our compensation decisions with respect to fiscal 2015. Our named executive officers during fiscal 2015 were:

•	Charles Phillips, Chief Executive Officer and Director;

•	Nicole Anasenes, Former Chief Financial Officer;

•	Duncan Angove, Co-President, Product and Support;

•	Stephan Scholl, Co-President, Global Field Operations; and

•	Pam Murphy, Chief Operating Officer.

Role of Our Compensation Committee

We have established a Compensation Committee that evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the terms of its charter, our Compensation Committee reviews and either approves, on behalf of the Board, or recommends to the Board for approval, the annual salaries and other compensation for these executive officers, as well as individual restricted common equity awards granted by Infor and certain of our affiliated companies from time to time. The Compensation Committee consults with our management team (including the named executive officers) to develop and determine all components of our executive officer compensation, and provides assistance and recommendations to the Board with respect to executive incentive-compensation plans, equity-based plans, compensation policies and practices for establishing appropriate executive compensation standards. The Compensation Committee also assists with the administration of our compensation and benefit plans.

Compensation Determination Process

Our Compensation Committee will recommend to the Board (or, as applicable, the board of directors of the Infor entity that employs such individual) the compensation package that applies for each of our named executive officers and in doing so, the Compensation Committee will solicit input from our Chief Executive Officer and certain representatives of our principal stockholders to assist the directors in determining the compensation (particularly base salary and annual cash incentive payments) of our named executive officers.

During fiscal 2015, the Compensation Committee retained the independent consulting firms of Compensia, Inc. and Radford, an AON Hewitt Company, to assist the committee with executive compensation planning. The Compensation Committee believes that input, analysis and advice from the compensation consultants helps ensure that our executives’ compensation is in line with our objectives. These compensation consultants provide the Compensation Committee with information about market trends, compensation practices at comparable companies, executive retention, and best practices for both cash and equity compensation.

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

A summary of the base salary of our fiscal 2015 named executive officers is as follows:

Charles Phillips—We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000.

Nicole Anasenes—We entered into an executive employment agreement with Nicole Anasenes, dated as of October 16, 2013, and effective as of November 6, 2013, which provided for an annual base salary of $450,000. Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer.

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

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal 2015 as further described below:

For fiscal 2015, Charles Phillips’ annual cash performance incentive target bonus amount was $2,400,000 pursuant to a bonus plan.

For fiscal 2015, Nicole Anasenes’ annual cash performance incentive target bonus amount was $750,000 pursuant to a bonus plan.

For fiscal 2015, Duncan Angove’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2015, Stephan Scholl’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2015, Pam Murphy’s annual cash performance incentive target bonus amount was $800,000 pursuant to a bonus plan.

For fiscal 2015, no formal annual performance targets were established and no incentive payments were made to our named executive officers under the performance-based bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The fiscal 2015 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table:

For fiscal 2015, Charles Phillips earned discretionary bonus awards totaling $2,400,000.

For fiscal 2015, Nicole Anasenes earned discretionary bonus awards totaling $750,000.

For fiscal 2015, Duncan Angove earned discretionary bonus awards totaling $1,600,000.

For fiscal 2015, Stephan Scholl earned discretionary bonus awards totaling $1,600,000.

For fiscal 2015, Pam Murphy earned discretionary bonus awards totaling $1,000,000.

Long-Term Restricted Common Equity Awards. The restricted common equity awards granted to our named executive officers typically vest over time and based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment. The vesting schedules for the restricted common equity awards described below were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long term, as well as to promote executive retention based on market conditions. The following table presents the grant date fair value of unvested grants of restricted common equity awards to our fiscal 2015 named executive officers as of April 30, 2015, along with the grant date fair value of the total outstanding awards (both vested and unvested), which consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and corresponds to the enterprise value of Infor and its direct and indirect subsidiaries. References to such awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment.

Name	Grant Date Fair Value of Unvested Awards ($)	Grant Date Fair Value of Total Outstanding Awards ($)
Charles Phillips	—	5,256,279
Nicole Anasenes (1)	2,145,000	2,860,000
Duncan Angove	—	3,097,737
Stephan Scholl	—	3,097,737
Pam Murphy	178,750	1,549,172

(1)	Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer and her unvested awards were forfeited.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our fiscal 2015 named executive officers for services rendered to us during the applicable fiscal years.

Name and Title	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)		Other Compensation ($)(25)	Total ($)
Charles Phillips	2015	733,334	2,400,000	(1)	—	—		47,964	3,181,298
Chief Executive Officer	2014	800,000	366,000	(2)	2,400,000	1,170,000	(3)	52,428	4,788,428
	2013	800,000	1,560,000	(4)	—	840,000	(5)	35,721	3,235,721
Nicole Anasenes (6)	2015	412,500	750,000	(7)	—	—		222,888	1,385,388
Former Chief Financial Officer	2014	257,386	1,162,435	(8)	2,860,000	220,110	(9)	4,088	4,504,019
Duncan Angove	2015	550,000	1,600,000	(10)	1,427,287	—		6,331	3,583,618
Co-President, Product and Support	2014	600,000	244,000	(11)	2,224,457	780,000	(12)	12,160	3,860,617
	2013	600,000	1,040,000	(13)	10,162,256	560,000	(14)	19,650	12,381,906
Stephan Scholl	2015	550,000	1,600,000	(15)	1,427,287	—		635,475	4,212,762
Co-President, Global Field Operations	2014	600,000	244,000	(16)	2,224,457	780,000	(17)	1,124,458	4,972,915
	2013	600,000	1,040,000	(18)	10,162,256	560,000	(19)	182,944	12,545,200
Pam Murphy	2015	458,334	1,000,000	(20)	—	—		2,400	1,460,734
Chief Operating Officer	2014	500,000	225,000	(21)	1,332,500	390,000	(22)	2,400	2,449,900
	2013	445,833	520,000	(23)	—	280,000	(24)	2,000	1,247,833

(1)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(2)	Mr. Phillips’ bonus includes $0.4 million discretionary bonus related to our operating performance in fiscal 2014.
(3)	Mr. Phillips’ amount includes $1.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(4)	Mr. Phillips’ bonus includes $1.6 million discretionary bonus related to our operating performance in fiscal 2013.
(5)	Mr. Phillips’ amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(6)	Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer.
(7)	Ms. Anasenes’ bonus includes $0.8 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(8)	Ms. Anasenes’ bonus includes $1.0 million discretionary bonus related to certain Company affiliates’ successful refinancing transactions during fiscal 2014 and a $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(9)	Ms. Anasenes’ amount includes $0.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(10)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(11)	Mr. Angove’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(12)	Mr. Angove’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(13)	Mr. Angove’s bonus includes $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(14)	Mr. Angove’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(15)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(16)	Mr. Scholl’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(17)	Mr. Scholl’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(18)	Mr. Scholl’s bonus includes $1.0 million discretionary bonus related to our operating performance in fiscal 2013.
(19)	Mr. Scholl’s amount includes $0.6 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(20)	Ms. Murphy’s bonus includes $1.0 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(21)	Ms. Murphy’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(22)	Ms. Murphy’s amount includes $0.4 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(23)	Ms. Murphy’s bonus includes $0.5 million discretionary bonus related to our operating performance in fiscal 2013.
(24)	Ms. Murphy’s amount includes $0.3 million related to attainment of specific operating performance targets in fiscal 2013 related to revenue and EBITDA.
(25)	These amounts include all other compensation as described in the following table:

Name	Fiscal Year	Retirement Plan Contributions ($)(a)	Sales Incentive Club Trip ($)(b)	Executive’s Use of Company Aircraft ($)(c)	Other ($)		Total ($)
Charles Phillips	2015	2,400	—	45,564	—		47,964
	2014	2,400	—	50,028	—		52,428
	2013	3,000	—	32,721	—		35,721
Nicole Anasenes	2015	2,400	—	—	220,488	(d)	222,888
	2014	4,088	—	—	—		4,088
Duncan Angove	2015	2,400	—	3,931	—		6,331
	2014	2,400	—	9,760	—		12,160
	2013	2,000	—	17,650	—		19,650
Stephan Scholl	2015	—	66,759	1,839	566,877	(e)	635,475
	2014	—	—	15,859	1,108,599	(e)	1,124,458
	2013	—	27,135	47,609	108,200	(f)	182,944
Pam Murphy	2015	2,400	—	—	—		2,400
	2014	2,400	—	—	—		2,400
	2013	2,000	—	—	—		2,000

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include commercial airfare and incremental costs of food and activities related to sales and service incentive program events.
(c)	These amounts include estimated values of personal use of the Company’s aircraft.
(d)	This amount includes payment related to a non-compete agreement with Ms. Anasenes’ previous employer and the related tax gross-up.
(e)	This amount includes relocation expenses, housing allowance, cost-of-living, and related tax gross-ups paid in conjunction with Mr. Scholl’s relocation.
(f)	This amount includes reimbursements related to an arrangement whereby the Company paid for Mr. Scholl’s housing costs on a grossed-up basis.

Grants of Plan-Based Awards in Fiscal 2015

The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2015.

Name	Award Type	Grant Date							All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(3)		Options (#)	Awards ($/Sh)	Awards ($)(4)

Charles Phillips	Performance
	Bonus	6/1/2014	—	2,400,000	—	—	—	—	—		—	—	—
Nicole Anasenes	Performance
	Bonus	6/1/2014	—	750,000	—	—	—	—	—		—	—	—
Duncan Angove	Performance
	Bonus	6/1/2014	—	1,600,000	—	—	—	—	—		—	—	—
	MIUs	12/1/2014	—	—	—	—	—	—	—	(5)	—	—	1,427,287	(6)
Stephan Scholl	Performance
	Bonus	6/1/2014	—	1,600,000	—	—	—	—	—		—	—	—
	MIUs	12/1/2014	—	—	—	—	—	—	—	(5)	—	—	1,427,287	(6)
Pam Murphy	Performance
	Bonus	6/1/2014	—	800,000	—	—	—	—	—		—	—	—

(1)	Non-equity incentive plan awards based on Infor’s attainment of operating performance targets.
(2)	For fiscal 2015, specific operating performance targets related to the Performance Bonus were not established and no amounts were paid based on the level of achievement of specific operating performance.
(3)	Management Incentive Units (MIUs) granted under the Infor Enterprise Applications, LP Agreement of Limited Partnership. Infor Enterprise Applications, LP (Infor Enterprise) is an affiliate of the parent company of Infor, Inc. These MIUs are for class C non-voting units of Infor Enterprise and may be subject to acceleration of vesting in the event of certain changes of control of Infor Enterprise.
(4)	Aggregate grant date fair value based on FASB ASC 718.
(5)	MIU awards for class C units originally granted May 31, 2012, for 1,300,000 units each that vest 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Previously modified on February 12, 2013, to allow each executive to put certain of the related MIUs to the Company at a formulaic repurchase price on December 31, 2013, 2014 and 2015, with no change to the number of MIUs originally granted. These awards were further modified on December 17, 2013, and April 1, 2014, primarily to amend the first repurchase date from December 31, 2013, to June 30, 2014, and to amend the applicable repurchase price for the MIUs eligible to be put on the first repurchase date. On December 1, 2014, these MIUs were further modified to amend the applicable repurchase price for the MIUs eligible to be put on the two remaining repurchase dates.
(6)	Incremental fair value at the modification date of December 1, 2014.

Outstanding Equity Awards at 2015 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2015.

Stock Awards
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards
					Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Phillips		—		—	—	—
Nicole Anasenes	11/6/2013	300,000	(2)	5,925,000	—	—
Duncan Angove		—		—	—	—
Stephan Scholl		—		—	—	—
Pam Murphy	10/25/2013	25,000	(3)(4)	493,750	—	—

(1)	Represents fair market value determined as of fiscal year-end, which was April 30, 2015.
(2)	MIU award for class C units granted November 6, 2013, vesting 25% per year over four years on each anniversary of the grant date. Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer and the unvested awards were forfeited.
(3)	MIU award for class C units granted October 25, 2013, vesting 25% at grant and 25% per year over three years on August 1, 2014, 2015 and 2016.
(4)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2015. For purposes of this disclosure item, no Equity Awards vested during fiscal 2015 such that value was realized. See “Potential Payments upon Termination” below.

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

Employment Agreements and Payments upon Termination or Change of Control

Executive Employment Agreement with Charles Phillips

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of October 19, 2010, with Charles Phillips, pursuant to which Mr. Phillips serves as our Chief Executive Officer. The employment term is a five-year term. Unless either the Company or Mr. Phillips provides notice of a desire not to renew 90 days prior to termination, the agreement will automatically be extended for an additional 12 months.

Mr. Phillips is currently entitled to receive an annual base salary of $800,000 and entitled to such increases in his annual base salary as may be determined by the Company’s Board or compensation committee from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Phillips is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Phillips’ achievement of performance targets. Mr. Phillips is also eligible to receive certain additional bonuses in the event of a Company sale, liquidity event or refinancing (in each case, as defined in his employment agreement). Mr. Phillips is also eligible to receive certain restricted common equity awards with a market value equal to $10,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and two additional restricted common equity awards, each with a market value equal to $5,000,000 as of the date of such grant on each of the first and second anniversaries following an IPO.

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

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Phillips’ Employment Agreement.

Executive Employment Agreement with Jeffrey Laborde

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of June 26, 2015 (the Effective Date), with Jeffrey Laborde, pursuant to which Mr. Laborde serves as our Chief Financial Officer. The employment term continues through June 26, 2020. Unless either the Company or Mr. Laborde provides notice of a desire not to renew at least 90 days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

Mr. Laborde is currently entitled to receive an annual base salary of $450,000 and is entitled to such increases in his annual base salary as may be determined by the Board in its discretion. During each fiscal year, he will be entitled to earn an annual bonus in the amount of (i) up to $500,000, upon the achievement of annual plan goals and (ii) up to an additional $700,000, upon the achievement of annual stretch goals established at the sole discretion of the board of directors (the Topco Board) of Infor Topco GP, Inc.

Mr. Laborde will have the right, subject to certain requirements, to receive (i) over a four-year vesting period, with 25% of each issuance to vest on each anniversary of each such issuance, certain restricted common equity awards with a market value of $2,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and (ii) additional restricted common equity awards with a market value equal to $2,000,000 upon the first anniversary following an IPO. Subject to certain conditions, if (a) an IPO has not occurred on or prior to the second anniversary of the Effective Date and (b) Mr. Laborde has been continuously employed by Infor or its subsidiaries from and after the Effective Date through such second anniversary of the Effective Date, Mr. Laborde shall become vested in and entitled to receive a one-time cash bonus payment of $1,000,000.

Subject to approval by the Topco Board not later than sixty days following the Effective Date, Mr. Laborde shall be eligible to receive 400,000 Class C Units of Infor Enterprise (priced at fair market value as of the date of grant), subject to certain terms and conditions.

We will reimburse Mr. Laborde all reasonable and documented out-of-pocket expenses (i) incurred by Mr. Laborde in connection with his relocation in an amount not to exceed $60,000 in the aggregate and (ii) for six months following the Effective Date, relating to Mr. Laborde’s rental of a furnished residence in or around Alpharetta Georgia for an amount not to exceed $6,000 per month.

Mr. Laborde is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. We have also agreed to indemnify Mr. Laborde in connection with his capacity as our officer.

If Mr. Laborde resigns or otherwise voluntarily terminates his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Laborde shall not be entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period shall cease upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Laborde’s employment is terminated by us without “cause” or by Mr. Laborde for “good reason” (in each case as defined in his employment agreement), then Mr. Laborde shall be entitled to an amount equal to one year of his then-current base salary. In the event that such termination of employment occurs prior to a “change in control” or more than two years following a “change in control” (as defined in his agreement), such severance will be payable in equal monthly installments over a twelve-month period. In the event that a termination of employment occurs within two years following a “change in control,” Mr. Laborde’s severance payments will be payable in a lump sum on the sixtieth day following the date of termination. Additionally, provided that Mr. Laborde is employed with us at the time, in the event of a change in control, all then-unvested Equity Awards held by Mr. Laborde would become fully vested.

Mr. Laborde is also subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter, and during his employment term and for one year thereafter, Mr. Laborde covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Laborde’s Employment Agreement.

Executive Employment Agreement with Nicole Anasenes

Resignation and Transition Letter. Effective as of June 26, 2015, Ms. Anasenes is no longer our Chief Financial Officer. Ms. Anasenes resigned to pursue opportunities, which were not competitive with our business, and not as a result of any disagreement with us on any matter relating to our operations, policies or practices. On June 26, 2015, the Company entered into a Resignation and Transition Letter Agreement (the Letter Agreement) with Ms. Anasenes, which provided for (i) the continuation of Ms. Anasenes’ service through August 31, 2015 (the Separation Date), (ii) Ms. Anasenes’ role in the transition of the Chief Financial Officer position, (iii) the transition of other Chief Financial Officer responsibilities, and (iv) certain transition benefits.

The material terms of the Letter Agreement are as follows:

•	Between the date of the Letter Agreement and the Separation Date, Ms. Anasenes will use diligent efforts in providing consulting services to Infor and its affiliates in order to assist with the orderly transition of her Chief Financial Officer duties to those named by Infor to assume such responsibilities.

•	Infor will pay Ms. Anasenes a one-time fee in the amount of $75,000 for her consulting services payable in one lump sum on July 15, 2015.

•	Infor will pay and/or reimburse Ms. Anasenes the cost of COBRA premiums while she continues to serve as a consultant if she elects to continue coverage under Infor’s benefit plans under COBRA.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of the Letter Agreement.

Executive Employment Agreement. Prior to Ms. Anasenes resignation, we had entered into an Executive Employment Agreement, effective as of November 6, 2013, with Ms. Anasenes, pursuant to which Ms. Anasenes served as our Chief Financial Officer. Ms. Anasenes was entitled to receive an annual base salary of $450,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Anasenes was also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Ms. Anasenes’ achievement of performance targets.

Ms. Anasenes was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. Ms. Anasenes was also eligible to receive certain additional restricted common equity awards with a market value equal to $2,000,000 as of the date of such grant, in the event of an IPO (as defined in her employment agreement) and additional restricted common equity awards with a market value equal to $2,000,000 upon the first anniversary following an IPO. We also agreed to indemnify Ms. Anasenes in connection with her capacity as our officer.

Ms. Anasenes was also subject to a covenant not to disclose our confidential information during her employment term and at all times thereafter, and during her employment term and for one year thereafter, Ms. Anasenes covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Ms. Anasenes’ Employment Agreement.

Executive Employment Agreement with Duncan Angove

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of December 1, 2010, with Duncan Angove, pursuant to which Mr. Angove serves as our President, Products and Customer Service. The employment term is a five-year term. Unless either the Company or Mr. Angove provides notice of a desire not to renew 90 days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Mr. Angove is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Angove is also eligible to receive certain additional restricted common equity awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional restricted common equity award with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Angove in connection with his capacity as our officer.

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

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Angove’s Employment Agreement.

Executive Employment Agreement with Stephan Scholl

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of December 1, 2010 and amended as of January 13, 2012, with Stephan Scholl, pursuant to which Mr. Scholl currently serves as our President, Global Sales and Consulting. The employment term is a five-year term. Unless either the Company or Mr. Scholl provides notice of a desire not to renew 90 days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Mr. Scholl is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Scholl is also eligible to receive certain additional restricted common equity awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional restricted common equity award with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Scholl in connection with his capacity as our officer.

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

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Scholl’s Employment Agreement.

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We have entered into an Amended and Restated Employment Agreement, effective as of January 25, 2012, with Pam Murphy, pursuant to which Ms. Murphy serves as our Chief Operating Officer. The employment term continues through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90 days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

Ms. Murphy is currently entitled to receive an annual base salary of $500,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Murphy is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Ms. Murphy’s achievement of performance targets.

Ms. Murphy is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. Ms. Murphy is also eligible to receive certain additional restricted common equity awards with a market value equal to $2,000,000 as of the date of such grant, in the event of an IPO (as defined in her employment agreement) and additional restricted common equity awards with a market value equal to $2,000,000 upon the first anniversary following an IPO. We have also agreed to indemnify Ms. Murphy in connection with her capacity as our officer.

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

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Ms. Murphy’s Employment Agreement.

Payments upon Termination or Change of Control

The following table presents payments payable upon termination or change of control for our fiscal 2015 named executive officers:

Name	Death or Disability on 4/30/2015 and No Change in Control ($)	Involuntary Not For Cause Termination on 4/30/2015 and No Change in Control ($)	Voluntary Termination for Good Reason on 4/30/2015 and No Change in Control ($)	Change in Control on 4/30/2015 (Without Termination of Employment and Successor Assumes Stock Options, Restricted Stock and RSU's) ($)	Change in Control on 4/30/2015 (Without Termination of Employment and Successor Cancels Stock Options, Restricted Stock and RSU's) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on 4/30/2015 ($)
Charles Phillips
Severance and Termination Payments	—	2,940,000	2,940,000	—	—	2,940,000
Vested Equity Award Payments	—	—	—	53,724,238	53,724,238	53,724,238

Total	—	2,940,000	2,940,000	53,724,238	53,724,238	56,664,238

Nicole Anasenes
Severance and Termination Payments	—	450,000	450,000	—	—	450,000
Vested Equity Award Payments	—	—	—	8,972,000	8,972,000	8,972,000

Total	—	450,000	450,000	8,972,000	8,972,000	9,422,000

Duncan Angove
Severance and Termination Payments	—	2,093,333	2,093,333	—	—	2,093,333
Vested Equity Award Payments	—	—	—	31,661,860	31,661,860	31,661,860

Total	—	2,093,333	2,093,333	31,661,860	31,661,860	33,755,193

Stephan Scholl
Severance and Termination Payments	—	2,093,333	2,093,333	—	—	2,093,333
Vested Equity Award Payments	—	—	—	31,661,860	31,661,860	31,661,860

Total	—	2,093,333	2,093,333	31,661,860	31,661,860	33,755,193

Pam Murphy
Severance and Termination Payments	—	500,000	500,000	—	—	500,000
Vested Equity Award Payments	—	—	—	13,301,531	13,301,531	13,301,531

Total	—	500,000	500,000	13,301,531	13,301,531	13,801,531

Named Executive Officer	Cash ($)	Equity ($)	Pension/Non-qualified Deferred Compensation Benefit ($)	Perquisites ($)	Tax Reimbursements ($)	Other ($)	Total ($)
Charles Phillips	2,940,000	53,724,238	—	—	—	—	56,664,238
Nicole Anasenes	450,000	8,972,000	—	—	—	—	9,422,000
Duncan Angove	2,093,333	31,661,860	—	—	—	—	33,755,193
Stephan Scholl	2,093,333	31,661,860	—	—	—	—	33,755,193
Pam Murphy	500,000	13,301,531	—	—	—	—	13,801,531

Named Executive Officer	Severance Payment ($)	Payments In Lieu of Benefits Continuation ($)	Outplacement Assistance ($)	Pro-Rata Bonus ($)(1)	Total Cash ($)
Charles Phillips	2,940,000	—	—	—	2,940,000
Nicole Anasenes	450,000	—	—	—	450,000
Duncan Angrove	2,093,333	—	—	—	2,093,333
Stephan Scholl	2,093,333	—	—	—	2,093,333
Pam Murphy	500,000	—	—	—	500,000

(1)	Bonuses included in severence payment column

Named Executive Officer	Single Trigger ($)	Double Trigger ($)
Charles Phillips	53,724,238	2,940,000
Nicole Anasenes	8,972,000	450,000
Duncan Angrove	31,661,860	2,093,333
Stephan Scholl	31,661,860	2,093,333
Pam Murphy	13,301,531	500,000

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

Directors Compensation

Infor, Inc.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jim Schaper	—	—	—	—	494,148	(1)	494,148
David Dominik	—	—	—	—	—		—
Prescott Ashe	—	—	—	—	—		—
Stewart Bloom	—	—	—	—	—		—
C.J. Fitzgerald	—	—	—	—	—		—
Rishi Chandna (2)	—	—	—	—	—		—

(1)	Mr. Schaper’s compensation includes $458,334 salary earned during fiscal 2015, $32,284 estimated value of personal use of the Company’s aircraft, $2,400 in Company matching 401(k) contributions, and $1,130 in reimbursements for personal estate and financial planning.
(2)	Mr. Chandna was elected to the Board on May 5, 2015.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Transition Report on Form 10-K/T for 2015. This report is provided by the following directors, as members of the committee:

David Dominik (Chairman)	C.J. Fitzgerald	Rishi Chandna
Prescott Ashe	Jim Schaper

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of the Compensation Committee was an officer or employee of the Company, was a former officer of the Company, nor had a relationship with the Company requiring disclosure as a related party transaction under Item 404 of Regulation S-K, except for Mr. Schaper, who is an employee of the Company but was not involved in a relationship requiring disclosure as a related person transaction pursuant to Item 404 of Regulation S-K under the Exchange Act or as an interlocking executive officer/director pursuant to Item 407(e)(4)(iii) of Regulation S-K under the Exchange Act. None of the Company’s executive officers served on the compensation committee or board of directors of another entity whose executive officer(s) served as a director of the Company or on the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 23, 2015, certain information with respect to the beneficial ownership of the Common Stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each fiscal 2015 named executive officer listed in the Summary Compensation Table and all of our fiscal 2015 executive officers and directors as a group.

Name of Beneficial Holder	Number of Shares of Stock Owned	Percent of Common Stock
Golden Gate Capital (1)	783	78.3%
Summit Partners (2)	214	21.4%
David Dominik (3)	783	78.3%
Prescott Ashe (3)	783	78.3%
Rishi Chandna (3)	783	78.3%
C.J. Fitzgerald (4)	214	21.4%
Jim Schaper (5)	—	—
Charles Phillips (6)	—	—
Nicole Anasenes (7)	—	—
Duncan Angove (8)	—	—
Stephan Scholl (9)	—	—
Pam Murphy (10)	—	—
Stewart Bloom	—	—
All Directors and Officers (3)(4)	997	99.7%

(1)	Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: (i) 1,306,980.25 Class A Units of Infor Enterprise and 12,826,768.96 Class B Units of Infor Enterprise held, directly or indirectly, by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P., (ii) 25,839,419.72 Class B Units of Infor Enterprise held by Softbrands Holdings, LLC, of which investment funds affiliated with Golden Gate Capital hold 99.48% of the outstanding voting securities, and (iii) 25,034,619.74 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Golden Gate Capital hold, directly or indirectly, approximately 91.03% of the outstanding voting securities. The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(2)	Shares beneficially owned by entities affiliated with and advised by Summit Partners as follows: (i) 15,392,122.75 Class B Units of Infor Enterprise held by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P., and (ii) 2,337,586.40 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Summit Partners hold approximately 8.50% of the outstanding voting securities. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares.
(3)	Consists of the units listed in footnote (1) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and Mr. Chandna serves as a principal of Golden Gate Capital, and each may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik, Ashe and Chandna disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(4)	Consists of the units listed in footnote (2) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(5)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Schaper does currently own 471,616 Class C Units of Infor Enterprise, which were granted to Mr. Schaper for no monetary consideration.
(6)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Phillips does currently own 1,489,031 Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration.
(7)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Anasenes did own 400,000 Class C Units of Infor Enterprise as of June 23, 2015, which were granted to Ms. Anasenes for no monetary consideration. Effective as of June 26, 2015, Ms. Anasenes resigned from the Company and forfeited all 300,000 unvested Class C Units.

(8)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own 877,546 Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration.
(9)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own 877,546 Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration.
(10)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own 387,584 Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Transactions

Infor Enterprise, an affiliate of the parent company of Infor, established an “Executive Liquidity Program,” which authorized the buy back from certain of our executives up to $72.6 million in MIUs. These MIUs are for class C non-voting units of Infor Enterprise. Pursuant to the Executive Liquidity Program, such executives were given a put option on certain of their MIUs, pursuant to which these MIUs would be sold to Infor Enterprise on predetermined dates. Throughout fiscal 2015, a total of 19 employees exercised put options on approximately 1.9 million MIUs, and Infor Enterprise paid a total of $50.4 million to repurchase such MIUs. The payment of these equity distributions were funded primarily through Infor dividend distributions to Infor Enterprise.

Director Independence

The Company’s securities are not listed on any national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and it is not otherwise subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange (the NYSE). The Company has determined that its directors are not independent under the NYSE standards. Note that under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on the Board.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended April 30, 2015 and May 31, 2014, PwC served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2015 and 2014, respectively.

Service Type	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$5,457,511	$4,820,653
Audit-Related Fees (2)	17,075	3,938
Tax Fees (3)	136,094	856,368
All Other Fees (4)	51,531	60,837

Total	$5,662,211	$5,741,796

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for services related to regulatory matters and other audit related services.
(3)	Consists of fees incurred for tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for a subscription to an accounting and reporting library, consultation on defined benefit plans, VAT tax rate service and training.

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

INFOR, INC.

Dated: July 24, 2015	By:	/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this amended Transition Report on Form 10-K/A.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	July 24, 2015

/s/ JEFFREY LABORDE
Jeffrey Laborde	Chief Financial Officer (principal financial officer)	July 24, 2015

/s/ JAY HOPKINS
Jay Hopkins	Chief Accounting Officer
	Senior Vice President and Controller (principal accounting officer)	July 24, 2015

*
David Dominik	Director	July 24, 2015

*
Prescott Ashe	Director	July 24, 2015

*
C. James Schaper	Director	July 24, 2015

*
Stewart Bloom	Director	July 24, 2015

*
C.J. Fitzgerald	Director	July 24, 2015

*
Rishi Chandna	Director	July 24, 2015

* By:	/s/ GREGORY M. GIANGIORDANO
	Gregory M. Giangiordano Attorney-in-fact	July 24, 2015

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1 (1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2 (1)	Amended and Restated By-Laws of Infor, Inc.

4.1 (1)	Indenture, dated July 5, 2011, among SoftBrands, Inc., Atlantis Merger Sub, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.2 (1)	Supplemental Indenture, dated July 5, 2011, among SoftBrands, Inc., Infor (US), Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.3 (1)	Second Supplemental Indenture, dated October 14, 2011, among SoftBrands, Inc., Infor (US), Inc., Approva Corporation, and Wilmington Trust, National Association, as trustee.

4.4 (1)	Third Supplemental Indenture, dated March 2, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.5 (1)	Fourth Supplemental Indenture, dated March 29, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.6 (1)	Fifth Supplemental Indenture, dated May 25, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.7 (1)	Indenture, dated April 5, 2012, among Lawson Software, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee.

4.8	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee. Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.9	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.8 above). Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.10	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.8 above). Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.11	Registration Rights Agreement, dated April 1, 2015, by and among Infor (US), Inc., the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several dollar notes initial purchasers named therein, and Merrill Lynch International, on behalf of itself and as representative of the several euro notes initial purchasers named therein. Filed with the Company’s Form 8–K filed on April 6, 2015 (Reg No. 333–183494) and incorporated herein by reference.

4.12	Registration Rights Agreement, dated April 23, 2015, by and among Infor (US), Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several initial purchasers named therein. Filed with the Company’s Form 8–K filed on April 27, 2015 (Reg No. 333–183494) and incorporated herein by reference.

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8–K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. Filed with the Company’s Form 8-K filed on October 1, 2012 (Reg No. 333–183494) and incorporated herein by reference.

10.3 (2)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time

Number	Description

party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 10-Q filed on January 10, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on January 6, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on February 4, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended. Filed with the Company’s Form 8–K filed on April 23, 2014 (Reg No. 333–183494) and incorporated herein by reference.

10.8	Employment Agreement, dated October 16, 2013, between Infor (US), Inc. and Nicole Anasenes. Filed with the Company’s Form 8–K filed on November 6, 2013 (Reg No. 333–183494) and incorporated herein by reference.

10.9 (3)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.10 (3)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.11 (3)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.12 (3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.13 (3)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.14 (3)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15 (3)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.16 (3)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.17 (3)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.18 (4)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.19 (6)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.20 (6)	Resignation and Transition Letter, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Nicole Anasenes.

12.1 (5)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1 (5)	Subsidiaries of Infor, Inc.

24.1 (5)	Powers of Attorney (included on signature page)

31.1 (6)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

Number	Description

31.2 (6)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Jeffrey Laborde

32.1 (5)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2 (5)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Nicole Anasenes

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF (5)	XBRL Taxonomy Definition Linkbase.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(3)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(4)	Incorporated by reference to the Form 10-K filed on July 28, 2014.
(5)	Previously furnished or filed with the Company’s Form 10-K/T for fiscal 2015 filed on June 26, 2015.
(6)	Filed herewith.