Form 10-Q
period 2015-07-31
Infor, Inc.
filed 2015-09-03
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

The number of shares of our common stock outstanding on September 1, 2015, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K/T for our fiscal year ended April 30, 2015, filed with the SEC on June 26, 2015 (our Form 10-K/T), and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in our Form 10-K/T and in other documents that we file from time to time with the SEC including our Quarterly Reports on Form 10-Q.

Change in Fiscal Year

Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on April 30 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we have changed our fiscal year end to April 30 effective beginning with our fiscal year 2015. In addition, in transitioning to our new fiscal year end, we reported fiscal 2015 as the 11-month transition period of June 1, 2014 through April 30, 2015. Any reference to fiscal 2015 means the 11-month transition period. See Note 1, Nature of Business and Basis of Presentation — Fiscal Year, for further information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	July 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$613.2	$526.7
Accounts receivable, net	275.4	338.0
Prepaid expenses	125.8	113.9
Income tax receivable	61.9	49.6
Other current assets	19.9	17.8
Deferred tax assets	30.5	30.8

Total current assets	1,126.7	1,076.8
Property and equipment, net	82.0	81.8
Intangible assets, net	678.0	731.0
Goodwill	4,003.2	4,045.8
Deferred tax assets	68.4	72.8
Other assets	52.7	40.3

Total assets	$6,011.0	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62.4	$62.4
Income taxes payable	37.1	33.5
Accrued expenses	306.0	339.1
Deferred tax liabilities	0.6	1.1
Deferred revenue	895.3	867.0
Current portion of long-term obligations	0.1	0.1

Total current liabilities	1,301.5	1,303.2
Long-term debt, net	5,206.2	5,226.7
Deferred tax liabilities	109.9	107.0
Other long-term liabilities	197.0	208.4

Total liabilities	6,814.6	6,845.3

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2015 and April 30, 2015	—	—
Additional paid-in capital	1,210.4	1,209.1
Receivable from stockholders	(36.9)	(35.3)
Accumulated other comprehensive (loss) income	(304.6)	(240.6)
Accumulated deficit	(1,672.5)	(1,730.0)

Total stockholders’ deficit	(803.6)	(796.8)

Total liabilities and stockholders’ deficit	$6,011.0	$6,048.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2015	2014
Revenues:
Software license fees and subscriptions	$121.0	$192.0
Product updates and support fees	356.6	373.7

Software revenues	477.6	565.7
Consulting services and other fees	162.7	187.5

Total revenues	640.3	753.2

Operating expenses:
Cost of software license fees and subscriptions(1)	31.2	33.6
Cost of product updates and support fees (1)	61.7	66.8
Cost of consulting services and other fees (1)	138.8	146.5
Sales and marketing	101.4	127.7
Research and development	99.2	102.0
General and administrative	44.2	60.4
Amortization of intangible assets and depreciation	56.7	65.1
Restructuring costs	1.8	7.5
Acquisition-related and other costs	2.0	0.7

Total operating expenses	537.0	610.3

Income from operations	103.3	142.9

Other expense, net:
Interest expense, net	72.6	88.7
Other (income) expense, net	(37.2)	(32.1)

Total other expense, net	35.4	56.6

Income before income tax	67.9	86.3
Income tax provision	10.4	12.8

Net income	$57.5	$73.5

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2015	2014
Net income	$57.5	$73.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(64.8)	(57.3)
Change in defined benefit plan funding status, net of tax	0.2	0.9
Unrealized gain (loss) on derivative instruments, net of tax	0.6	(0.5)

Total other comprehensive income (loss)	(64.0)	(56.9)

Comprehensive income (loss)	$(6.5)	$16.6

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net income	$57.5	$73.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.7	65.1
Provision for doubtful accounts, billing adjustments and sales allowances	5.0	5.9
Deferred income taxes	5.9	(37.5)
Non-cash (gain) loss on foreign currency	(36.9)	(32.0)
Non-cash interest	5.8	6.6
Equity-based compensation expense	1.3	7.2
Other	0.8	0.3
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(17.9)	(1.1)
Accounts receivable, net	55.1	(2.8)
Income tax receivable/payable	(10.6)	29.7
Deferred revenue	26.8	33.7
Accounts payable, accrued expenses and other liabilities	(20.3)	7.5

Net cash provided by operating activities	129.2	156.1

Cash flows from investing activities:
Change in restricted cash	0.1	0.6
Purchases of property, equipment and software	(9.5)	(10.5)

Net cash used in investing activities	(9.4)	(9.9)

Cash flows from financing activities:
Dividends paid	(17.0)	—
Loans to stockholders	(1.6)	(0.2)
Payments on capital lease obligations	(0.7)	(0.7)
Payments on long-term debt	(8.5)	(8.8)
Other	(0.4)	—

Net cash used in financing activities	(28.2)	(9.7)

Effect of exchange rate changes on cash and cash equivalents	(5.1)	(7.8)

Net increase in cash and cash equivalents	86.5	128.7
Cash and cash equivalents at the beginning of the period	526.7	447.1

Cash and cash equivalents at the end of the period	$613.2	$575.8

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. (Infor) is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, healthcare, distribution, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. We serve a large, diverse and sophisticated customer base across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Our software and services offerings help our customers automate and integrate their critical business processes, which enables them to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach allows us to focus on specialized software programs that take less time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of April 30, 2015, and other amounts presented herein as of April 30, 2015, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2015, included in our Form 10-K/T.

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the first quarter of each fiscal year is from May 1 through July 31. Unless otherwise stated, references to the years 2016 and 2015 relate to our fiscal years ended April 30, 2016 and 2015, respectively. References to future years also relate to our fiscal years ending April 30.

Prior to fiscal 2015, our fiscal year had historically been from June 1 through May 31. Beginning in the first quarter of fiscal 2015, we changed our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal year 2015 which ended on April 30, 2015. As a result of this change, for fiscal year 2015 we reported an eleven month transition period from June 1, 2014 to April 30, 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, we reported the first quarter of fiscal year 2015 as the three month period ended July 31, 2014, which included the results of May 2014, the last month of our previously reported fiscal year 2014.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2015, which are included in our Form 10-K/T. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Revenue Recognition

We generate revenues primarily by licensing software and Software-as-a-Service (SaaS) subscriptions, providing software support and product updates, and providing consulting services to our customers. We record all revenues in accordance with the guidance provided by ASC 985-605, Software — Revenue Recognition, and ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes.

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $39.5 million and $26.1 million in the first quarter of fiscal 2016 and 2015, respectively.

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

We also provide software-related services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are generally provided under time and materials contracts. Revenues are recognized as the services are provided and are recorded as consulting services and other fees revenue in our Condensed Consolidated Statements of Operations. Consulting services and other fees also include revenues related to education, hosting services, and Inforum, our annual customer event.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2015	$11.9
Provision	2.7
Write-offs and recoveries	(1.9)
Currency translation effect	(0.2)

Balance, July 31, 2015	$12.5

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2015	$7.3
Provision	2.3
Write-offs	(2.0)

Balance, July 31, 2015	$7.6

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $36.9 million and $32.0 million for the three months ended July 31, 2015 and 2014, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

Certain foreign currency transaction gains and losses are generated from our intercompany balances that are not considered to be long-term in nature and will be settled between subsidiaries. These intercompany balances are a result of normal transfer pricing transactions among our various operating subsidiaries, as well as certain loans initiated between subsidiaries. We also recognize transaction gains and losses from revaluing our debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 11, Debt.

Recent Accounting Pronouncements — Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. In August 2015, the FASB deferred the effective date by one year, to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the initial application recognized at the date of adoption. We are currently evaluating how this guidance will affect our revenue recognition, which transition approach we will use upon adoption, and the impact it may have on our financial position, results of operations or cash flows.

As of the date of this Quarterly Report, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2016

We did not acquire any companies in the first quarter of fiscal 2016. See Note 19, Subsequent Events — Acquisition.

Fiscal 2015

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complemented our CRM product offerings and added additional sales and service functionality to our industry-focused Infor CloudSuites in the CRM market. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

We recorded approximately $13.4 million of identifiable intangible assets and $18.2 million of goodwill related to our acquisition of Saleslogix. The acquired intangible assets relating to Saleslogix’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and seven years, respectively. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

Contingent Consideration

The purchase consideration related to one of our pre-fiscal 2015 acquisitions includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable agreement. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangement due to the probability of meeting such results and reduced our contingent consideration liability to $0.0 million. In the first quarter of fiscal 2016, we renegotiated the provisions of the applicable contingent consideration agreement with the sellers. As a result of these negotiations, we agreed to an additional one-year contingency period that runs through fiscal 2016 and redefined certain of the contingency conditions. Based on the renegotiated agreement, we estimated the fair value of the remaining contingent consideration agreement to be $0.6 million as of July 31, 2015. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration arrangement is between $0.0 and $10.0 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2015	$931.5	$2,851.7	$262.6	$4,045.8
Currency translation effect	(8.2)	(31.6)	(2.8)	(42.6)

Balance, July 31, 2015	$923.3	$2,820.1	$259.8	$4,003.2

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicates that impairment may have occurred. We conduct our annual impairment test in the second quarter of each fiscal year as of September 30. We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing.

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2015. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2014. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2015. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2015 and April 30, 2015:

	July 31, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$135.1	$—	$—	$135.1

Total	$135.1	$—	$—	$135.1

Liabilities
Contingent consideration	$—	$—	$0.6	$0.6
Derivative instruments	—	19.8	—	19.8

Total	$—	$19.8	$0.6	$20.4

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$27.0	$—	$—	$27.0

Total	$27.0	$—	$—	$27.0

Liabilities
Derivative instruments	$—	$20.8	$—	$20.8

Total	$—	$20.8	$—	$20.8

Cash equivalents include funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to one of our fiscal 2013 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreement. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liability is included in accrued expenses on our Condensed Consolidated Balance Sheets. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2016 or fiscal 2015. The following table reconciles the change in our Level 3 assets/liabilities for the periods presented:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2015	$—
Total (gain) loss recorded in earnings	0.6

Balance, July 31, 2015	$0.6

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of July 31, 2015, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2015 and April 30, 2015, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At July 31, 2015 and April 30, 2015, the total carrying value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.3 billion and $5.4 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	July 31, 2015	April 30, 2015
Accounts receivable	$249.3	$308.4
Unbilled accounts receivable	38.6	41.5
Less: allowance for doubtful accounts	(12.5)	(11.9)

Accounts receivable, net	$275.4	$338.0

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	July 31, 2015			April 30, 2015
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,720.4	$1,191.0	$529.4	$1,735.2	$1,168.4	$566.8	2–15
Acquired and developed technology	1,023.2	878.0	145.2	1,029.2	868.5	160.7	2–11
Tradenames	132.1	128.7	3.4	132.6	129.1	3.5	1–20

Total	$2,875.7	$2,197.7	$678.0	$2,897.0	$2,166.0	$731.0

(1)	Net intangible assets decreased from April 30, 2015 to July 31, 2015 by approximately $5.5 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended July 31,
(in millions)	2015	2014
Customer contracts and relationships	$32.7	$37.2
Acquired and developed technology	16.4	18.4
Tradenames	0.1	1.7

Total	$49.2	$57.3

The estimated future annual amortization expense related to these intangible assets as of July 31, 2015, was as follows:

(in millions)
Fiscal 2016 (remaining 9 months)	$137.8
Fiscal 2017	139.3
Fiscal 2018	92.4
Fiscal 2019	77.6
Fiscal 2020	70.3
Fiscal 2021	64.3
Thereafter	96.3

Total	$678.0

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	July 31, 2015	April 30, 2015
Compensation and employee benefits	$123.0	$157.3
Taxes other than income	14.7	25.2
Royalties and partner commissions	48.9	54.5
Litigation	1.8	1.6
Professional fees	7.6	8.2
Subcontractor expense	6.2	7.9
Interest	54.9	22.6
Restructuring	3.1	3.7
Asset retirement obligations	2.9	1.4
Deferred rent	3.1	3.5
Other	39.8	53.2

Accrued expenses	$306.0	$339.1

Included above in other accrued expenses as of April 30, 2015, was approximately $17.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. These dividends were paid in the first quarter of fiscal 2016. See Note 17, Related Party Transactions — Dividends Paid to Affiliates.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation — Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by a parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended July 31,
(in millions)	2015	2014
Cost of product updates and support fees	$0.1	$0.4
Sales and marketing	0.3	1.8
Research and development	0.3	1.5
General and administrative	0.6	3.5

Total	$1.3	$7.2

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

Fiscal 2016 Restructuring Charges

During the first quarter of fiscal 2016, we incurred restructuring costs of $1.9 million related primarily to employee severance costs for personnel actions in our sales function primarily in EMEA and actions in our support organization primarily in EMEA and the Americas. We made cash payments of approximately $1.0 million during the first quarter of fiscal 2016 related to these actions. We expect to complete the remainder of these actions in fiscal 2016.

Fiscal 2015 Restructuring Charges

During fiscal 2015, we incurred restructuring costs related primarily to employee severance costs for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. During the first quarter of fiscal 2016, we recorded restructuring cost reversals of $0.1 million and we made cash payments of approximately $1.0 million related to these actions. The majority of these restructuring activities were completed in fiscal 2015. We expect to complete the remainder of the actions in fiscal 2016.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2015, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. We made net cash payments of $0.4 million related to these previous actions during the first quarter of fiscal 2016. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended July 31, 2015. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2015	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance July 31, 2015	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2016 restructuring
Severance	$—	$1.9	$—	$(0.1)	$(1.0)	$0.8	$1.9	$1.9

Total fiscal 2016 restructuring	—	1.9	—	(0.1)	(1.0)	0.8	1.9	1.9

Fiscal 2015 restructuring
Severance	2.2	—	(0.1)	—	(1.0)	1.1	10.5	10.5

Total fiscal 2015 restructuring	2.2	—	(0.1)	—	(1.0)	1.1	10.5	10.5

Previous restructuring
Severance	0.6	—	(0.1)	—	(0.2)	0.3	31.3	31.3
Facilities and other	0.3	—	0.1	—	(0.2)	0.2	2.3	2.3

Total previous restructuring	0.9	—	—	—	(0.4)	0.5	33.6	33.6

Previous acquisition-related
Severance	0.4	—	—	—	—	0.4	40.5	40.5
Facilities and other	0.4	—	—	(0.1)	—	0.3	3.7	3.7

Total previous acquisition-related	0.8	—	—	(0.1)	—	0.7	44.2	44.2

Total restructuring	$3.9	$1.9	$(0.1)	$(0.2)	$(2.4)	$3.1	$90.2	$90.2

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

	Three Months Ended July 31,
(in millions)	2015	2014
License	$1.0	$2.7
Maintenance	0.6	0.5
Consulting	0.1	4.8
General and administrative and other functions	0.1	(0.5)

Total restructuring costs	$1.8	$7.5

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2015			April 30, 2015
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$465.5	$461.2	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,466.6	2,379.7	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	372.9	367.9	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,618.7	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	384.4	378.8	5.750%	393.0	387.2	5.750%
Deferred financing fees, debt discounts and premiums, net	(113.1)	—		(118.2)	—

Total long-term debt	5,206.3	5,206.3		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,206.2	$5,206.2		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

In fiscal 2015 we early adopted the FASB guidance related to simplifying the presentation of debt issuance costs and changed the presentation of our deferred financing fees related to our term loans and senior notes from an asset to a direct deduction from the carrying amount of our long-term debt, consistent with the presentation of debt discounts and premiums. The unamortized balance of our deferred financing fees is included above in deferred financing fees, debt discounts and premiums, net, for the periods indicated.

The weighted average contractual interest rate at July 31, 2015 and April 30, 2015 was 4.80% and 4.80%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of July 31, 2015:

(in millions)
Fiscal 2016 (remaining 9 months)	$—
Fiscal 2017	3.6
Fiscal 2018	33.7
Fiscal 2019	34.2
Fiscal 2020	34.2
Fiscal 2021	3,199.4
Thereafter	2,014.3

Total	$5,319.4

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to consolidated financial statements for the fiscal year ended April 30, 2015, included in our Form 10-K/T, for a description of each amendment.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Under the Credit Agreement we are subject to a financial maintenance covenant that is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $10.3 million of letters of credit have reduced the amount available under the Revolver to $139.7 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Senior Notes

Our 6.500% and 5.750% Senior Notes (the Senior Notes) bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

In connection with the issuance of the Senior Notes, we entered into registration rights agreements with the initial purchasers of the Senior Notes. Under the registration rights agreements, we agreed to file with the SEC a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes.

First Lien Senior Secured Notes

Subsequent to the end of the first quarter of fiscal 2016 and in connection with our acquisition of GT Nexus (the GT Nexus Acquisition), on August 25, 2015, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes and the guarantees thereto will be secured by a first-priority lien, subject to certain exceptions and permitted liens, on all of the existing and future assets that secure our credit facilities. See Note 19, Subsequent Events — Issuance of Notes.

Deferred Financing Fees

As of July 31, 2015 and April 30, 2015, deferred financing fees, net of amortization, related to our Term Loans and Senior Notes of $98.3 million and $102.4 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. For the three months ended July 31, 2015 and 2014, we amortized $4.5 million and $5.1 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $14.8 million and $15.8 million as of July 31, 2015 and April 30, 2015, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of July 31, 2015 and April 30, 2015, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions — Dividends Paid to Affiliates.

The HoldCo Notes are HoldCo’s general unsecured senior obligations and are guaranteed only by HoldCo’s direct subsidiary, Infor Lux Bond Company (Lux Bond Co), and are not guaranteed by any of HoldCo’s other subsidiaries including Infor. The HoldCo Notes rank equally in right of payment with any future unsecured indebtedness of HoldCo, will be effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under its senior secured credit facilities and the Senior Notes.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended July 31,
(in millions, except percentages)	2015	2014
Income tax provision	$10.4	$12.8
Effective income tax rate	15.3%	14.8%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily driven by a decrease in the proportion of earnings subject to lower foreign tax rates, an increase in the valuation allowances for various foreign deferred tax assets, a reduction in the amount of nondeductible taxable income items and the implementation of various tax planning strategies.

During the upcoming twelve months ending July 31, 2016, we expect a net reduction of approximately $27.9 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $98.9 million and $103.6 million as of July 31, 2015 and April 30, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2015	$(211.5)	$(16.3)	$(12.8)	$(240.6)
Other comprehensive income (loss)	(64.8)	0.2	0.6	(64.0)

Balance, July 31, 2015	$(276.3)	$(16.1)	$(12.2)	$(304.6)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.6 million and $4.6 million as of July 31, 2015 and April 30, 2015, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $7.6 million and $8.0 million as of July 31, 2015 and April 30, 2015, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
July 31, 2015
Foreign currency translation adjustment	$(64.8)	$—	$(64.8)
Change in funded status of defined benefit plans	0.2	—	0.2
Derivative instruments unrealized loss	(2.0)	0.8	(1.2)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$(63.6)	$(0.4)	$(64.0)

July 31, 2014
Foreign currency translation adjustment	$(57.3)	$—	$(57.3)
Change in funded status of defined benefit plans	1.0	(0.1)	0.9
Derivative instruments unrealized loss	(0.8)	0.3	(0.5)

Other comprehensive income (loss)	$(57.1)	$0.2	$(56.9)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.1 million and $13.9 million for the three-month periods ended July 31, 2015, and July 31, 2014, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of July 31, 2015 and April 30, 2015, we have accrued $1.8 million and $1.6 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued Infor (US), Inc. (then known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary SCM products we offer that specifically included the Requisition Self Service (RSS) module, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center (RQC), which was intended to be a non-infringing replacement product. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting in the United States our S3 Procurement System, when used in certain software configurations that included RSS. In September 2011, ePlus moved under the injunction to have Lawson held in contempt, and a civil contempt trial was conducted in April 2013.

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

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. On June 18, 2015, the Federal Circuit issued orders disposing of ePlus’s combined petition. First, the panel that heard the appeal granted the petition for rehearing “to clarify the decision.” The panel withdrew the opinions issued on July 25, 2014, and substituted a revised opinion (and dissent) that adhered to the previous ruling, namely vacating the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanding the case to the District Court “with instructions to dismiss.” Second, the petition for en banc review, which had been referred to the active judges of the Court for consideration, was denied. The Federal Circuit issued its mandate on June 25, 2015. Any petition for a writ of certiorari from the United States Supreme Court would have to be filed by September 16, 2015. Lawson continues to reasonably expect that the ultimate outcome of the case will be as the Federal Circuit ruled on June 18, 2015.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of July 31, 2015, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2015 and April 30, 2015.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet Classification Asset (Liability)		Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base			July 31, 2015	April 30, 2015
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses		$(5.2)	$(4.7)
			Other long-term liabilities		(3.6)	(4.8)
Interest rate swap	212.6	2.4740%	Accrued expenses		(2.6)	(2.3)
			Other long-term liabilities		(1.9)	(2.5)
Interest rate swap	212.6	2.4750%	Accrued expenses		(2.6)	(2.4)
			Other long-term liabilities		(1.9)	(2.0)
Interest rate swap	94.5	2.4725%	Accrued expenses		(1.1)	(1.1)
			Other long-term liabilities		(0.9)	(1.0)

Total	$945.0		Total, net asset	(liability)	$(19.8)	$(20.8)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of Operations Location	Three Months Ended July 31,
(in millions)		2015	2014
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(2.0)	$(0.8)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of July 31, 2015, approximately $11.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately two years.

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

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance and Consulting. See Note 1, Nature of Business and Basis of Presentation — Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic, product and/or functional information. However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and sales margin for these three segments.

License—Our License segment develops, markets and distributes enterprise software including the following types of software: enterprise HCM, financial management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include license fees which primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products. License revenues also include revenues related to our SaaS offerings.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
July 31, 2015
Revenues	$121.0	$357.0	$162.7	$640.7
Cost of revenues	30.1	61.6	138.8	230.5
Direct sales and marketing costs	88.0	—	—	88.0

Sales margin	$2.9	$295.4	$23.9	$322.2

Sales margin %	2.4%	82.7%	14.7%	50.3%
July 31, 2014
Revenues	$192.6	$373.8	$187.7	$754.1
Cost of revenues	32.2	66.4	146.5	245.1
Direct sales and marketing costs	107.1	—	—	107.1

Sales margin	$53.3	$307.4	$41.2	$401.9

Sales margin %	27.7%	82.2%	21.9%	53.3%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended July 31,
(in millions)	2015	2014
Reportable segment revenues	$640.7	$754.1
Purchase accounting revenue adjustments (1)	(0.4)	(0.9)

Total revenues	$640.3	$753.2

Reportable segment sales margin	$322.2	$401.9
Other unallocated costs and operating expenses (2)	160.4	186.4
Amortization of intangible assets and depreciation	56.7	65.1
Restructuring costs	1.8	7.5

Income from operations	103.3	142.9
Total other expense, net	35.4	56.6

Income before income tax	$67.9	$86.3

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2015
Software license fees and subscriptions	$87.6	$26.0	$7.4	$121.0
Product updates and support fees	230.6	99.2	26.8	356.6

Software revenues	318.2	125.2	34.2	477.6
Consulting services and other fees	85.2	64.9	12.6	162.7

Total revenues	$403.4	$190.1	$46.8	$640.3

July 31, 2014
Software license fees and subscriptions	$116.6	$55.7	$19.7	$192.0
Product updates and support fees	228.0	115.5	30.2	373.7

Software revenues	344.6	171.2	49.9	565.7
Consulting services and other fees	88.4	82.1	17.0	187.5

Total revenues	$433.0	$253.3	$66.9	$753.2

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
July 31, 2015	$53.0	$23.3	$5.7	$82.0
April 30, 2015	$51.1	$24.6	$6.1	$81.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2015	2014
United States	$362.8	$384.5
All other countries	277.5	368.7

Total revenues	$640.3	$753.2

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	July 31,	April 30,
(in millions)	2015	2015
United States	$50.6	$48.5
All other countries	31.4	33.3

Total long-lived tangible assets	$82.0	$81.8

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

17. Related Party Transactions

Sponsor Transactions

Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) are our largest investors. We have entered into advisory agreements with our Sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. We recognized these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations.

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended July 31,
(in millions)	2015	2014
Golden Gate Capital	$1.4	$1.5
Summit Partners	0.5	0.5

Total management fees and expenses	$1.9	$2.0

At July 31, 2015, $0.6 million of these fees primarily related to Golden Gate Capital remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.2 million in the three months ended July 31, 2015, and $0.3 million in the comparable period of fiscal 2015. We had no sales to companies owned by Summit Partners in the first three months of fiscal 2016 or the corresponding prior period.

In addition, we have made an immaterial amount of payments to companies owned by Golden Gate Capital and Summit Partners for products and services in the current quarter of fiscal 2016 and in the comparable period of fiscal 2015.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Lux Bond Co, of $36.9 million and $35.3 million as of July 31, 2015 and April 30, 2015, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., an affiliate of Lux Bond Co (the Tax Allocation Agreement). The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group.

Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our receivable from stockholders. In the first quarter of fiscal 2015, we recorded payments of $5.0 million related to the Tax Allocation Agreement as reductions to our receivable from stockholders.

Beginning in the second quarter of fiscal 2015, certain payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first three months of fiscal 2016 and 2015, we made payments of $8.5 million and $3.2 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $4.2 million and $6.4 million payable under the Tax Allocation Agreement as of July 31, 2015 and April 30, 2015, respectively.

Dividends Paid to Affiliates

In the first quarter of fiscal 2016 we paid dividends to certain of our affiliates totaling $17.0 million related to the funding of quarterly interest on our affiliate’s debt. In April 2015, HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $1.2 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.0 million, which were accrued as of April 30, 2015, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $8.5 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 1, 2015. We did not pay any dividends to our affiliates in the first quarter of fiscal 2015.

In future periods, we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

18. Supplemental Guarantor Financial Information

The Senior Notes issued by Infor (US), Inc. are fully and unconditionally guaranteed, except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future wholly-owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indenture governing the Senior Notes limits, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2015 and April 30, 2015, and our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss), and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2015 and 2014.

Condensed Consolidating Balance Sheets

	July 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$161.6	$—	$451.6	$—	$613.2
Accounts receivable, net	—	121.9	8.4	145.1	—	275.4
Prepaid expenses	—	70.5	15.8	39.5	—	125.8
Income tax receivable	—	47.0	0.3	14.6	—	61.9
Other current assets	—	7.3	1.4	11.2	—	19.9
Affiliate receivable	—	606.7	650.8	27.6	(1,285.1)	—
Deferred tax assets	—	13.3	4.4	12.9	(0.1)	30.5

Total current assets	—	1,028.3	681.1	702.5	(1,285.2)	1,126.7
Property and equipment, net	—	38.6	12.0	31.4	—	82.0
Intangible assets, net	—	488.9	4.9	184.2	—	678.0
Goodwill	—	2,400.6	62.5	1,540.1	—	4,003.2
Deferred tax assets	0.2	—	8.7	68.4	(8.9)	68.4
Other assets	—	23.1	11.4	18.2	—	52.7
Affiliate receivable	—	724.7	1.4	143.1	(869.2)	—
Investment in subsidiaries	—	1,542.7	—	—	(1,542.7)	—

Total assets	$0.2	$6,246.9	$782.0	$2,687.9	$(3,706.0)	$6,011.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$42.6	$0.1	$19.7	$—	$62.4
Income taxes payable	—	—	—	37.1	—	37.1
Accrued expenses	—	149.9	20.4	135.7	—	306.0
Deferred tax liabilities	0.1	—	—	0.6	(0.1)	0.6
Deferred revenue	—	578.5	17.3	299.5	—	895.3
Affiliate payable	29.6	676.9	547.1	31.5	(1,285.1)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.7	1,448.0	584.9	524.1	(1,285.2)	1,301.5
Long-term debt	—	5,206.2	—	—	—	5,206.2
Deferred tax liabilities	—	91.6	—	27.2	(8.9)	109.9
Affiliate payable	58.6	144.0	0.4	666.2	(869.2)	—
Other long-term liabilities	—	72.6	14.5	109.9	—	197.0
Losses in excess of investment in subsidiaries	715.5	—	—	—	(715.5)	—

Total liabilities	803.8	6,962.4	599.8	1,327.4	(2,878.8)	6,814.6
Total stockholders’ equity (deficit)	(803.6)	(715.5)	182.2	1,360.5	(827.2)	(803.6)

Total liabilities and stockholders’ deficit	$0.2	$6,246.9	$782.0	$2,687.9	$(3,706.0)	$6,011.0

	April 30, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.7	$—	$440.0	$—	$526.7
Accounts receivable, net	—	145.5	7.8	184.7	—	338.0
Prepaid expenses	—	59.1	12.4	42.4	—	113.9
Income tax receivable	—	34.7	0.2	14.6	0.1	49.6
Other current assets	—	5.9	1.3	10.6	—	17.8
Affiliate receivable	—	521.8	597.8	22.1	(1,141.7)	—
Deferred tax assets	—	13.3	4.4	13.2	(0.1)	30.8

Total current assets	—	867.0	623.9	727.6	(1,141.7)	1,076.8
Property and equipment, net	—	35.9	12.6	33.3	—	81.8
Intangible assets, net	—	520.6	5.8	204.6	—	731.0
Goodwill	—	2,400.6	62.5	1,582.7	—	4,045.8
Deferred tax assets	0.2	—	8.0	72.8	(8.2)	72.8
Other assets	—	17.3	3.9	19.1	—	40.3
Affiliate receivable	—	751.5	1.4	141.5	(894.4)	—
Investment in subsidiaries	—	1,557.9	—	—	(1,557.9)	—

Total assets	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$41.3	$0.1	$21.0	$—	$62.4
Income taxes payable	—	—	—	33.4	0.1	33.5
Accrued expenses	—	151.0	26.2	161.9	—	339.1
Deferred tax liabilities	0.1	—	—	1.1	(0.1)	1.1
Deferred revenue	—	512.4	15.2	339.4	—	867.0
Affiliate payable	29.5	591.3	485.3	35.6	(1,141.7)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,296.1	526.8	592.4	(1,141.7)	1,303.2
Long-term debt	—	5,226.7	—	—	—	5,226.7
Deferred tax liabilities	—	86.5	—	28.7	(8.2)	107.0
Affiliate payable	58.6	169.6	0.3	665.9	(894.4)	—
Other long-term liabilities	—	80.7	10.8	116.9	—	208.4
Losses in excess of investment in subsidiaries	708.8	—	—	—	(708.8)	—

Total liabilities	797.0	6,859.6	537.9	1,403.9	(2,753.1)	6,845.3
Total stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)

Total liabilities and stockholders’ deficit	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

Condensed Consolidating Statements of Operations

	Three Months Ended July 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$79.4	$3.2	$38.4	$—	$121.0
Product updates and support fees	—	209.6	8.1	138.9	—	356.6

Software revenues	—	289.0	11.3	177.3	—	477.6
Consulting services and other fees	—	73.8	3.0	85.9	—	162.7

Total revenues	—	362.8	14.3	263.2	—	640.3

Operating expenses:
Cost of software license fees and subscriptions	—	22.0	1.7	7.2	0.3	31.2
Cost of product updates and support fees	—	31.0	0.6	29.0	1.1	61.7
Cost of consulting services and other fees	—	56.4	3.3	77.2	1.9	138.8
Sales and marketing	—	52.6	5.8	41.6	1.4	101.4
Research and development	—	55.7	1.9	38.9	2.7	99.2
General and administrative	—	4.3	28.4	18.9	(7.4)	44.2
Amortization of intangible assets and depreciation	—	35.5	3.2	18.0	—	56.7
Restructuring costs	—	0.5	(0.1)	1.4	—	1.8
Acquisition-related and other costs	—	1.9	0.1	—	—	2.0
Affiliate (income) expense, net	—	39.4	(31.2)	(8.2)	—	—

Total operating expenses	—	299.3	13.7	224.0	—	537.0

Income from operations	—	63.5	0.6	39.2	—	103.3

Other expense, net:
Interest expense, net	—	72.6	—	—	—	72.6
Affiliate interest (income) expense, net	—	(8.6)	—	8.6	—	—
Other (income) expense, net	—	(8.8)	—	(28.4)	—	(37.2)

Total other expense, net	—	55.2	—	(19.8)	—	35.4

Income (loss) before income tax	—	8.3	0.6	59.0	—	67.9
Income tax provision (benefit)	—	(1.2)	(0.7)	12.3	—	10.4
Equity in (earnings) loss of subsidiaries	(57.5)	(48.0)	—	—	105.5	—

Net income (loss)	$57.5	$57.5	$1.3	$46.7	$(105.5)	$57.5

	Three Months Ended July 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$105.7	$6.2	$80.1	$—	$192.0
Product updates and support fees	—	205.5	7.6	160.6	—	373.7

Software revenues	—	311.2	13.8	240.7	—	565.7
Consulting services and other fees	—	72.7	3.4	111.4	—	187.5

Total revenues	—	383.9	17.2	352.1	—	753.2

Operating expenses:
Cost of software license fees and subscriptions	—	20.5	1.9	11.0	0.2	33.6
Cost of product updates and support fees	—	31.3	0.7	33.6	1.2	66.8
Cost of consulting services and other fees	—	53.6	4.7	86.3	1.9	146.5
Sales and marketing	—	59.5	7.4	59.4	1.4	127.7
Research and development	—	52.7	2.3	44.2	2.8	102.0
General and administrative	—	12.1	32.5	23.3	(7.5)	60.4
Amortization of intangible assets and depreciation	—	37.8	3.3	24.0	—	65.1
Restructuring costs	—	1.2	0.2	6.1	—	7.5
Acquisition-related and other costs	—	0.1	—	0.6	—	0.7
Affiliate (income) expense, net	—	68.3	(47.8)	(20.5)	—	—

Total operating expenses	—	337.1	5.2	268.0	—	610.3

Income (loss) from operations	—	46.8	12.0	84.1	—	142.9

Other expense, net:
Interest expense, net	—	89.0	0.1	(0.4)	—	88.7
Affiliate interest (income) expense, net	—	(11.4)	—	11.4	—	—
Other (income) expense, net	—	(12.7)	—	(19.4)	—	(32.1)

Total other expense, net	—	64.9	0.1	(8.4)	—	56.6

Income (loss) before income tax	—	(18.1)	11.9	92.5	—	86.3
Income tax provision (benefit)	—	(4.4)	4.3	12.9	—	12.8
Equity in (earnings) loss of subsidiaries	(73.5)	(87.2)	—	—	160.7	—

Net income (loss)	$73.5	$73.5	$7.6	$79.6	$(160.7)	$73.5

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended July 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$57.5	$57.5	$1.3	$46.7	$(105.5)	$57.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(64.8)	—	(64.8)
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	0.6	—	—	—	0.6

Total other comprehensive income (loss)	—	0.6	—	(64.6)	—	(64.0)

Comprehensive income (loss)	$57.5	$58.1	$1.3	$(17.9)	$(105.5)	$(6.5)

	Three Months Ended July 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$73.5	$73.5	$7.6	$79.6	$(160.7)	$73.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(57.3)	—	(57.3)
Defined benefit plan funding status, net of tax	—	0.1	—	0.8	—	0.9
Unrealized gain (loss) on derivative instruments, net of tax	—	(0.5)	—	—	—	(0.5)

Total other comprehensive income (loss)	—	(0.4)	—	(56.5)	—	(56.9)

Comprehensive income (loss)	$73.5	$73.1	$7.6	$23.1	$(160.7)	$16.6

Condensed Consolidating Statements of Cash Flows

	Three Months Ended July 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$108.5	$1.7	$19.0	$—	$129.2

Cash flows from investing activities:
Change in restricted cash	—	—	—	0.1	—	0.1
Purchases of property, equipment and software	—	(6.6)	(1.7)	(1.2)	—	(9.5)

Net cash used in investing activities	—	(6.6)	(1.7)	(1.1)	—	(9.4)

Cash flows from financing activities:
Dividends paid	—	(17.0)	—	—	—	(17.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.1)	—	(0.6)	—	(0.7)
Payments on long-term debt	—	(8.5)	—	—	—	(8.5)
(Payments) proceeds from affiliate within group	—	0.6	—	(0.6)	—	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	(27.0)	—	(1.2)	—	(28.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.1)	—	(5.1)

Net increase (decrease) in cash and cash equivalents	—	74.9	—	11.6	—	86.5
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$161.6	$—	$451.6	$—	$613.2

	Three Months Ended July 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$88.5	$1.4	$66.2	$—	$156.1

Cash flows from investing activities:
Change in restricted cash	—	0.1	—	0.5	—	0.6
Purchases of property, equipment and software	—	(4.3)	(1.4)	(4.8)	—	(10.5)

Net cash used in investing activities	—	(4.2)	(1.4)	(4.3)	—	(9.9)

Cash flows from financing activities:
Loans to stockholders	—	(0.2)	—	—	—	(0.2)
Payments on capital lease obligations	—	(0.1)	—	(0.6)	—	(0.7)
Payments on long-term debt	—	(8.8)	—	—	—	(8.8)
(Payments) proceeds from affiliate within group	—	(31.8)	—	31.8	—	—

Net cash provided by (used in) financing activities	—	(40.9)	—	31.2	—	(9.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.8)	—	(7.8)

Net increase (decrease) in cash and cash equivalents	—	43.4	—	85.3	—	128.7
Cash and cash equivalents at the beginning of the period	—	136.6	—	310.5	—	447.1

Cash and cash equivalents at the end of the period	$—	$180.0	$—	$395.8	$—	$575.8

19. Subsequent Events

Acquisition

Subsequent to the end of the first quarter of fiscal 2016, on August 10, 2015, we entered into an agreement to acquire GT Nexus, Inc. (GT Nexus), for approximately $675.0 million in total consideration. GT Nexus is a cloud-based SCM firm based in Oakland, California. GT Nexus is the cloud platform that some of the world’s largest companies, across many sectors, including manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations. The acquisition of GT Nexus complements and further expands our global SCM offerings. Infor and GT Nexus will create a global commerce cloud with end-to-end control and visibility for the production of direct goods — from planning and production, to goods in transit and at rest, through to retail delivery, sale and after-market service. We expect to close the transaction in the second quarter of fiscal 2016. We intend to fund the total consideration related to this transaction through use of the proceeds of the issuance of notes discussed below, together with cash on hand and equity issued to certain shareholders and management of GT Nexus.

Issuance of Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of our 5.750% first lien senior secured notes at an issue price of 99.000% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes and the guarantees thereto will be secured by a first-priority lien, subject to certain exceptions and permitted liens, on all of the existing and future assets that secure our credit facilities.

Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $482.5 million will generally be used to fund the GT Nexus Acquisition, and to pay related transaction fees and expenses. The gross proceeds from the issuance of our Senior Secured Notes have been deposited into an escrow account with the release of the proceeds subject to the satisfaction of certain conditions, including the closing of the GT Nexus Acquisition. If the GT Nexus Acquisition is consummated prior to December 11, 2015, the amounts deposited in escrow will be released to us and applied to finance a portion of the GT Nexus Acquisition and the related transaction fees and expenses. If the GT Nexus Acquisition is not consummated prior to December 11, 2015, the Senior Secured Notes are subject to a special mandatory redemption as described below.

The Senior Secured Notes are redeemable by Infor on or prior to November 25, 2015, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to such redemption date. Furthermore, the Senior Secured Notes are subject to a special mandatory redemption if the GT Nexus Acquisition is not closed on or prior to December 11, 2015, or if our merger agreement with GT Nexus is terminated prior to consummation at a price equal to the initial issue price of the notes plus accrued and unpaid interest from August 25, 2015, up to, but not including, the date of such special mandatory redemption.

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly owned domestic subsidiaries. Under the indentures governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results based on our new fiscal calendar. Accordingly, in this Quarterly Report on Form 10-Q, we have reported the first quarter of fiscal year 2016 as the three months ended July 31, 2015, and the first quarter of fiscal year 2015 as the three-month period ended July 31, 2014, which includes the results of May 2014, the last month of our previously reported fiscal year 2014. As a result, the first quarter of fiscal 2015 included two quarter-end months, both May 2014 and July 2014, when sales volumes tend to be higher. In contrast, the first quarter of fiscal 2016 included May 2015, the first month of the quarter, when sales volumes are ordinarily lower, and the quarter-end month of July 2015. This difference has resulted in difficult year-over-year comparisons for the first quarter of fiscal 2016.

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2015, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2015, which are included in our Form 10-K/T, and related notes thereto.

Any reference to Infor, we, our, us or the Company refers to Infor, Inc. and its consolidated subsidiaries.

Management Overview

General

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We design, develop, market, distribute and service enterprise software applications that help organizations manage their businesses. We deliver integrated enterprise business solutions including customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning (ERP), financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, supplier relationship management and supply chain management (SCM), including business-specific inventory management, transportation logistics, manufacturing and warehouse management software. Infor also offers software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

We offer a broad range of highly functional and technically advanced software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our solutions help automate and integrate critical business processes which enable our customers to better manage their suppliers, partners, customers and employees.

We specialize in and target specific industries (or verticals), and have industry-specific business units that leverage our industry-oriented products and teams. We provide industry-specific enterprise software products to companies in the manufacturing, healthcare, distribution, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail, and hospitality industries. Our industry-specific approach allows us to focus on specialized software programs that take less time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. Augmenting our vertical-specific applications, we have leading horizontal software applications, including our CRM, EAM, HCM, SCM and financial application suites, which, through our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, an industry-leader.

We generate revenue primarily from the sale of perpetual software licenses granting customers use of our software products, providing access to software products through our SaaS subscription offerings, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our product update and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve a large, diverse and specialized global customer base across three geographic regions — the Americas, EMEA and APAC. We have approximately 13,000 employees worldwide and have offices in 41 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2016, our Americas, EMEA and APAC regions generated approximately 63.0%, 29.7% and 7.3% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

Fiscal 2016 Acquisitions

Subsequent to quarter end, on August 10, 2015, we entered into an agreement to acquire GT Nexus for approximately $675.0 million (the GT Nexus Acquisition). GT Nexus is a cloud-based SCM firm based in Oakland, California. The acquisition of GT Nexus complements and further expands our SCM offerings. See Note 19, Subsequent Events — Acquisition.

Fiscal 2015 Acquisitions

In fiscal 2015, we completed one acquisition. On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops, and laptops. The acquisition of Saleslogix complemented our CRM product offerings and added additional sales and service functionality to our industry-focused Infor CloudSuites in the high-growth CRM market.

Financing Activities

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes. Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $482.5 million will generally be used to fund the GT Nexus Acquisition, and to pay related transaction fees and expenses. The gross proceeds from the issuance of our Senior Secured Notes have been deposited into an escrow account with the release of the proceeds subject to the satisfaction of certain conditions, including the closing of the GT Nexus Acquisition. If the GT Nexus Acquisition is consummated prior to December 11, 2015, the amounts deposited in escrow will be released to us and applied to finance a portion of the GT Nexus Acquisition and the related transaction fees and expenses. If the GT Nexus Acquisition is not consummated prior to December 11, 2015, the Senior Secured Notes are subject to a special mandatory redemption. See Note 19, Subsequent Events — Issuance of Notes.

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

For the first quarter of fiscal 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 18.3% and 8.4%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2015.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods presented:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended July 31,	to Currency	Constant		to Currency	Constant
2015 vs. 2014	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(7.4)	$(63.6)	$(71.0)	(3.9)%	(33.1)%	(37.0)%
Product updates and support fees	(25.3)	8.2	(17.1)	(6.8)	2.2	(4.6)

Software revenues	(32.7)	(55.4)	(88.1)	(5.8)	(9.8)	(15.6)
Consulting services and other fees	(17.0)	(7.8)	(24.8)	(9.0)	(4.2)	(13.2)

Total revenues	$(49.7)	$(63.2)	$(112.9)	(6.6)%	(8.4)%	(15.0)%

Total operating expenses	$(42.1)	$(31.2)	$(73.3)	(6.9)%	(5.1)%	(12.0)%

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

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Form 10-K/T. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2016.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$121.0	$192.0	(37.0)%	(33.1)%
Product updates and support fees	356.6	373.7	(4.6)	2.2

Software revenues	477.6	565.7	(15.6)	(9.8)
Consulting services and other fees	162.7	187.5	(13.2)	(4.2)

Total revenues	640.3	753.2	(15.0)	(8.4)

Operating expenses:
Cost of software license fees and subscriptions	31.2	33.6	(7.1)	(3.9)
Cost of product updates and support fees	61.7	66.8	(7.6)	(0.1)
Cost of consulting services and other fees	138.8	146.5	(5.3)	5.0
Sales and marketing	101.4	127.7	(20.6)	(15.3)
Research and development	99.2	102.0	(2.7)	3.0
General and administrative	44.2	60.4	(26.8)	(18.9)
Amortization of intangible assets and depreciation	56.7	65.1	(12.9)	(7.8)
Restructuring costs	1.8	7.5	(76.0)	(72.0)
Acquisition-related and other costs	2.0	0.7	185.7	185.7

Total operating expenses	537.0	610.3	(12.0)	(5.1)

Income from operations	103.3	142.9	(27.7)	(22.4)

Interest expense, net	72.6	88.7	(18.2)	(18.2)
Other (income) expense, net	(37.2)	(32.1)	15.9	24.3

Income before income tax	67.9	86.3	(21.3)	(9.4)
Income tax provision	10.4	12.8	(18.8)	(17.2)

Net income	$57.5	$73.5	(21.8)%	(8.0)%

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2015 and 2014, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$121.0	$192.0	(37.0)%	(33.1)%
Product updates and support fees	356.6	373.7	(4.6)	2.2

Software revenues	477.6	565.7	(15.6)	(9.8)
Consulting services and other fees	162.7	187.5	(13.2)	(4.2)

Total revenues	$640.3	$753.2	(15.0)%	(8.4)%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, in our financial statements related to our fiscal year ended April 30, 2015, as provided in our Form 10-K/T, for a more complete description of our revenue recognition policy.

Total revenues decreased by 8.4% in the first quarter of fiscal 2016 compared to the similar period of fiscal 2015, excluding the unfavorable foreign currency impact of 6.6%. On a constant currency basis, the decrease was primarily due to lower software license fees and subscriptions revenues, which were down 33.1%, and a 4.2% decrease in our consulting services and other fees revenues. These decreases were partially offset by a year-over-year increase of 2.2% in our product updates and support fees. The decrease in our software license fees and subscription revenues was primarily due to the reporting for our change in fiscal year end beginning in the first quarter of fiscal 2015. As a result of changing our fiscal year to April 30, our first quarter of fiscal 2015 was reported as the three months ended July 31, 2014, which included May 2014, the last month of our fiscal 2014 as previously reported. Due to our normal quarterly business cycle, we experience a significantly higher level of transaction activity in the last month of a quarter compared to the first month of the quarter as there is a strong push to meet quarter-end quotas and sales compensation targets. As a result, the first quarter of fiscal 2015 includes two quarter-end months, both May 2014 (the last month of the last quarter of fiscal 2014) and July 2014 (the last month of the first quarter of fiscal 2015). In comparison, the first quarter of fiscal 2016 included the typically lower-volume first month of the quarter, May 2015, and the quarter-end month of July 2015. This difference results in difficult year-over-year comparisons. Comparing May 2015 to May 2014, on a constant currency basis, total revenues decreased significantly which more than offset an increase in total revenues over June and July 2015 compared to the similar two months last year.

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

In the first quarter of fiscal 2016 software license fees and subscriptions revenues decreased by 33.1% compared to the first quarter of fiscal 2015, excluding the unfavorable foreign currency impact of 3.9%. At constant currency, we reported higher SaaS revenues in the first quarter of fiscal 2016, which contributed an increase of 7.4 points. The increase in SaaS revenues was across all geographic regions, especially in the Americas, as we continued to see strong demand for our CloudSuite and other subscription offerings. This increase was more than offset by significantly lower perpetual license fees revenues, which resulted in a 40.5 point decrease in the first quarter. The decrease in perpetual license fees revenues was experienced across all of our geographic regions. This decrease was primarily the result of reporting for our change in fiscal year end as explained above. During May 2015, the first month of fiscal 2016, we saw a significant decrease in license transactions and license fees revenues compared to May 2014, the last month of our previously reported fiscal 2014. Our license fees comparison was negatively affected by the change in our fiscal year which drove the focus of our fourth quarter quarterly sales cycle to April 30 in fiscal 2015 compared to May 31 in fiscal 2014. This decrease related to the difficult May year-to-year comparables, which more than offset increased licensing activity and higher license fees revenues in June and July 2015 compared to the similar two months last year. In addition, we continued to see a shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which also negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

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

Product updates and support fees increased by 2.2%, excluding the unfavorable foreign currency impact of 6.8%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. At constant currency, the current quarter increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. The increase in product updates and support fees was across all geographic regions. We continue to experience maintenance retention rates of over 93%.

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

Consulting services and other fees decreased by 4.2%, excluding the unfavorable foreign currency impact of 9.0%, in the current quarter compared to the first quarter last year. At constant currency, we experienced decreased consulting services and other fees revenues in each of our geographic regions compared to the first quarter last year with our EMEA, APAC and Americas regions accounting for 2.1, 1.4 and 1.1 points of the decrease, respectively. These decreases were somewhat offset by a 0.8 point increase in other fees.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $914.4 million at July 31, 2015, compared to $894.1 million at April 30, 2015.

The following table sets forth the components of deferred revenue as of July 31, 2015 and April 30, 2015:

(in millions)	July 31, 2015	April 30, 2015
Software license fees and subscriptions	$87.1	$79.5
Product updates and support fees	770.8	754.9
Consulting services and other fees	56.5	59.7

Total deferred revenue	914.4	894.1
Less: current portion	895.3	867.0

Deferred revenue—non-current	$19.1	$27.1

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis.

Operating Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$31.2	$33.6	(7.1)%	(3.9)%
Cost of product updates and support fees	61.7	66.8	(7.6)	(0.1)
Cost of consulting services and other fees	138.8	146.5	(5.3)	5.0
Sales and marketing	101.4	127.7	(20.6)	(15.3)
Research and development	99.2	102.0	(2.7)	3.0
General and administrative	44.2	60.4	(26.8)	(18.9)
Amortization of intangible assets and depreciation	56.7	65.1	(12.9)	(7.8)
Restructuring costs	1.8	7.5	(76.0)	(72.0)
Acquisition-related and other costs	2.0	0.7	185.7	185.7

Total operating expenses	$537.0	$610.3	(12.0)%	(5.1)%

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

Cost of software license fees and subscriptions decreased by 3.9%, excluding the favorable foreign currency impact of 3.2%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. At constant currency, this decrease was primarily due to a 19.3 point decrease related to lower channel partner commissions and a 10.5 point decrease related to lower third-party royalties, in-line with the lower license fees revenues in the current quarter, and a 0.5 point decrease related to other costs. These decreases were somewhat offset by a 26.6 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the first quarter of fiscal 2016.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 0.1%, excluding the favorable foreign currency impact of 7.5%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. At constant currency, the decrease was primarily due to a 4.8 point decrease in employee-related support costs and a 1.1 point decrease in allocations due to lower headcount in our customer support organization in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. In addition, lower channel partner commissions led to a 1.7 point decrease. These decreases were mostly offset by a 4.2 point increase related to higher professional fees and a 3.4 point increase related to higher third-party royalties.

Cost of Consulting Services and Other Fees. Cost of consulting services and other fees includes salaries, employee benefits, third-party consulting costs, related travel and the overhead costs of providing our customers systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services. Cost of consulting services and other fees also includes costs associated with our hardware business.

Cost of consulting services and other fees increased by 5.0%, excluding the favorable foreign currency impact of 10.3%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services increased 4.5 points due to higher employee-related costs and 1.5 points related to an increase in billable costs. These increases were somewhat offset by a 0.7 point decrease related to lower overhead allocations and a 0.3 point decrease due to lower professional fees.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our annual customer event.

Sales and marketing expenses decreased by 15.3%, excluding the favorable foreign currency impact of 5.3%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Sales and marketing expenses decreased 13.2 points due to lower employee-related sales costs, primarily lower commission costs in-line with lower licensing activity year-over-year, as well as a decrease in equity-based compensation. In addition, sales and marketing expenses decreased 1.4 points due to a year-over-year decrease in our marketing program costs and 0.6 points related to lower overhead allocations.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 3.0%, excluding the favorable foreign currency impact of 5.7%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. On a constant currency basis, research and development expenses increased 6.0 points as a result of increased professional fees, 0.3 points as a result of higher employee-related costs and 0.5 points related to an increase in other development costs in the first quarter of fiscal 2016 compared to the first quarter last year. These increases were somewhat offset by a 1.5 point decrease related to overhead allocations and 2.3 points related to higher capitalization of software development costs in the current quarter as compared to the first quarter last year.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses decreased by 18.9%, excluding the favorable foreign currency impact of 7.9%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. On a constant currency basis, general and administrative expenses decreased approximately 12.7 points due to lower legal settlement costs incurred in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, 4.7 points due to lower share-based compensation in the quarter, 3.0 points related to lower consulting and professional fees, and a net decrease of 1.0 points related to other general and administrative expenses. These decreases were partially offset by an increase in other employee-related costs of 2.5 points.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation decreased by 7.8%, excluding the favorable impact of foreign currency of 5.1%, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The decrease resulted primarily from certain of our intangible assets being fully amortized in fiscal 2015 with no corresponding expense recorded in first three months of fiscal 2016. These decreases were somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

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

We recorded restructuring charges of approximately $1.8 million and $7.5 million in the first quarter of fiscal 2016 and in the first quarter of fiscal 2015, respectively, related to our various restructuring actions. The restructuring charges recorded in the first quarter of fiscal 2016 related to employee severance costs for personnel actions in our sales function primarily in EMEA and actions in our support organization primarily in EMEA and the Americas. The restructuring charges incurred in the first quarter of fiscal 2015 were primarily for employee severance costs related to actions in our professional services organization primarily in our EMEA region as well as actions in our sales organization, primarily in our Americas region.

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

In the first quarter of fiscal 2016, we recorded acquisition-related and other costs of $2.0 million, an increase of approximately $1.3 million compared to a $0.7 million incurred net cost in the first quarter of fiscal 2015. For the three months ended July 31, 2015, acquisition-related and other costs were primarily for our recently announced acquisition of GT Nexus as well as to adjust the estimated fair value of our contingent consideration liability. For the comparable three-month period ended July 31, 2014, acquisition-related and other costs related primarily to costs incurred for our acquisitions.

Non-Operating Income and Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
Interest expense, net	$72.6	$88.7	(18.2)%	(18.2)%
Other (income) expense, net	(37.2)	(32.1)	15.9	24.3

Total non-operating expenses	$35.4	$56.6	(37.5)%	(42.2)%

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $16.1 million, or 18.2%, to $72.6 million in the quarter ended July 31, 2015, compared to $88.7 million in the quarter ended July 31, 2014. The decrease in our interest expense was primarily due to the refinancing of our Senior Notes in the fourth quarter of fiscal 2015 at more favorable interest rates. See Liquidity and Capital Resources — Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $17.7 million and amortization of deferred financing fees and net debt discounts decreased $1.2 million in the first quarter of fiscal 2016 compared to the first quarter last year. These decreases were somewhat offset by $3.0 million of additional interest related to our interest rate swaps.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was income of $37.2 million in the quarter ended July 31, 2105, compared to $32.1 million income in the quarter ended July 31, 2014. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
Income tax provision	$10.4	$12.8	(18.8)%	(17.2)%
Effective income tax rate	15.3%	14.8%

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

The change in our effective tax rate for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily driven by a decrease in the proportion of earnings subject to lower foreign tax rates, an increase in the valuation allowances for various foreign deferred tax assets, a reduction in the amount of nondeductible taxable income items and the implementation of various tax planning strategies.

During fiscal 2015, we continued to examine various tax structuring alternatives that may be executed during fiscal year 2016, which would provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases, specifically in the Netherlands. In the Netherlands, the Company continues to remain in a 3-year cumulative loss position as of July 31, 2015 for certain subsidiaries, which constitutes significant negative evidence in our valuation allowance considerations. Based on projected future earnings, the 3-year cumulative income/loss analysis and the evaluation of certain tax planning strategies that would utilize available net operating losses prior to expiration, it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s Netherlands deferred tax assets.

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

The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. These non-GAAP results should not be regarded as a substitute for corresponding GAAP measures, but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP results provided for each period presented below.

Non-GAAP Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency
GAAP revenues	$640.3	$753.2	(15.0)%	(8.4)%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	—	0.6
Purchase accounting impact on product updates and support fees	0.4	0.1
Purchase accounting impact on consulting services and other fees	—	0.2

Total non-GAAP revenue adjustments	0.4	0.9

Non-GAAP revenues	$640.7	$754.1	(15.0)%	(8.4)%

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

Liquidity and Capital Resources

(in millions, except percentages)	Three Months Ended July 31,
Cash Flows	2015	2014	Change
Cash provided by (used in):
Operating activities	$129.2	$156.1	(17.2)%
Investing activities	(9.4)	(9.9)	(5.1)
Financing activities	(28.2)	(9.7)	190.7
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(7.8)	(34.6)

Net change in cash and cash equivalents	$86.5	$128.7	(32.8)%

(in millions, except percentages) Capital Resources	July 31, 2015	April 30, 2015	Change
Working capital deficit	$(174.8)	$(226.4)	(22.8)%
Cash and cash equivalents	$613.2	$526.7	16.4%

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

In the first three months of fiscal 2016 and 2015, we did not acquire any companies. Subsequent to quarter end, on August 10, 2015, we entered into an agreement to acquire GT Nexus for approximately $675.0 million. We expect to close the transaction in the second quarter of fiscal 2016. See Note 19, Subsequent Events — Acquisition.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, in our Form 10-K/T, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents, borrowing capacity under our revolving credit facility, and proceeds from the issuance of our Senior Secured Notes (See Note 19, Subsequent Events — Issuance of Notes) will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2016 and for the foreseeable future. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended July 31, 2015, was $129.2 million. Our net income adjusted for non-cash items provided $96.1 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $33.1 million. These sources of cash were primarily from a $55.1 million decrease in accounts receivable, net, and a $26.8 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31. These sources of cash were partially offset by a $20.3 million decrease in accounts payable, accrued expenses and other liabilities, $17.9 million increase in prepaid expenses and other assets, and $10.6 million related to our income tax receivable/payable.

Net cash provided by operating activities for the three-month period ended July 31, 2014, was $156.1 million. Our net income adjusted for non-cash items provided $89.1 million in cash due to strong cash flows from operations and changes in operating assets and liabilities provided cash of $67.0 million. The sources of cash were primarily from a $33.7 million increase in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, $29.7 million related to our income tax receivable/payable, and a $7.5 million increase in accounts payable, accrued expenses and other liabilities. The sources of cash were partially offset by a $2.8 million increase in accounts receivable, net, and a $1.1 million increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.4 million in the three-month period ended July 31, 2015. The primary uses of cash was $9.5 million used to purchase property, equipment and software.

Net cash used in investing activities was $9.9 million in the three-month period ended July 31, 2014. The primary use of cash was $10.5 million used to purchase property, equipment and software, which was partially offset by a $0.6 million decrease in restricted cash.

Cash Flows from Financing Activities

Net cash used in financing activities was $28.2 million in the three-month period ended July 31, 2015. The primary uses of cash were $17.0 million in dividend payments and $8.5 million in debt repayments.

Net cash used in financing activities was $9.7 million in the three-month period ended July 31, 2014. The primary uses of cash were $8.8 million in debt repayments and $0.7 million in capital lease payments.

Effect of Exchange Rate Changes

For the three months ended July 31, 2015, changes in foreign currency exchange rates resulted in a $5.1 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $7.8 million during the three months ended July 31, 2014.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $174.8 million at July 31, 2015, compared to $226.4 million at April 30, 2015. At July 31, 2015, our cash increased by $86.5 million compared to the balance at April 30, 2015. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of our fiscal 2016, the most significant changes in our current assets were a decrease in our accounts receivable, net, of $62.6 million primarily related to collection of maintenance renewal billings, a $12.3 million increase in income tax receivable, and an $11.9 million increase in prepaid expenses. During this period, the most significant changes in our current liabilities were a decrease in accrued expenses of $33.1 million, and an increase in deferred revenue of $28.3 million due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews in May. The more significant changes in accrued expenses were a decrease in accrued compensation, primarily lower accrued incentive compensation and sales commissions, and an increase in accrued interest due to the timing of interest payments related to our Senior Notes.

Cash and Cash Equivalents

As of July 31, 2015, we had $613.2 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2015, $161.6 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $451.6 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2015			April 30, 2015
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$465.5	$461.2	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,466.6	2,379.7	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	372.9	367.9	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,618.7	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	384.4	378.8	5.750%	393.0	387.2	5.750%
Deferred financing fees, debt discounts and premiums, net	(113.1)	—		(118.2)	—

Total long-term debt	5,206.3	5,206.3		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,206.2	$5,206.2		$5,226.7	$5,226.7

As of July 31, 2015, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our Senior Notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders and which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to consolidated financial statements for the fiscal year ended April 30, 2015, included in our Form 10-K/T, for a description of each amendment.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries, and are secured by liens on substantially all of the borrower’s assets and the assets of the guarantors. Under the Credit Agreement, we are subject to a financial maintenance covenant that is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $10.3 million of letters of credit have reduced the amount available under the Revolver to $139.7 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on March 31, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Senior Notes

Our 6.500% and 5.750% Senior Notes bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

In connection with the issuance of the Senior Notes, we entered into registration rights agreements with the initial purchasers of the Senior Notes. Under the registration rights agreements, we agreed to file with the SEC a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes.

First Lien Senior Secured Notes

Subsequent to the end of the first quarter of fiscal 2016 and in connection with the GT Nexus Acquisition, on August 25, 2015, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes at an issue price of 99.000% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes and the guarantees thereto will be secured by a first-priority lien, subject to certain exceptions and permitted liens, on all of the existing and future assets that secure our credit facilities. See Note 19, Subsequent Events — Issuance of Notes.

Restricted Cash

We had approximately $7.7 million of restricted cash as of July 31, 2015, of which approximately $0.2 million and $7.5 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Form 10-K/T, our total contractual obligations at April 30, 2015, were $7,331.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2015. At July 31, 2015, we had recorded a liability for uncertain tax positions of $133.1 million. Over the next 12 months, we expect a net reduction of approximately $27.9 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.3% and 49.0% of our total revenues for the first quarter of fiscal 2016 and 2015, respectively. International cost of revenues and operating expenses accounted for 44.3% and 48.3% of our total cost of revenues and operating expenses for the first quarter of fiscal 2016 and 2015, respectively.

As of July 31, 2015 and April 30, 2015, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.6% and 3.4%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.8% and 1.1% as of July 31, 2015 and April 30, 2015, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.4% and 0.6% as of July 31, 2015 and April 30, 2015, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of July 31, 2015 and April 30, 2015, we had $5.2 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at July 31, 2015, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On July 31, 2015, the three-month LIBOR and EURIBOR rates were 0.31% and -0.02%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the July 31, 2015, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.6% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS

A detailed discussion of our risk factors can be found in our Form 10-K/T, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of the Annual Report on Form 10-K/T. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See Index to Exhibits on page 55 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Date: September 3, 2015	By:	/s/ JEFFREY M. LABORDE
Jeffrey M. Laborde
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1*	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.2	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeffrey M. Laborde

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Jeffrey M. Laborde

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the Agreement and Plan of Merger. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) — furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at July 31, 2015 and April 30, 2015,
ii.	Condensed Consolidated Statements of Operations for the three months ended July 31, 2015 and 2014,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended July 31, 2015 and 2014,
iv.	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2015 and 2014, and
v.	Notes to Condensed Consolidated Financial Statements.