Form 10-Q
period 2015-10-31
Infor, Inc.
filed 2015-12-11
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

The number of shares of our common stock outstanding on December 8, 2015, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (Quarterly Report) for the quarter ended October 31, 2015, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K/T for our fiscal year ended April 30, 2015, filed with the SEC on June 26, 2015 (our Form 10-K/T), and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company (as defined below), through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/infor-investors-relations/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “Company” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information.

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	October 31, 2015	April 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$499.0	$526.7
Accounts receivable, net	326.8	338.0
Prepaid expenses	126.8	113.9
Income tax receivable	47.3	49.6
Other current assets	22.4	17.8
Deferred tax assets	38.9	30.8

Total current assets	1,061.2	1,076.8
Property and equipment, net	100.0	81.8
Intangible assets, net	1,001.1	731.0
Goodwill	4,366.0	4,045.8
Deferred tax assets	65.0	72.8
Other assets	54.3	40.3

Total assets	$6,647.6	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66.1	$62.4
Income taxes payable	33.6	33.5
Accrued expenses	398.6	339.1
Deferred tax liabilities	1.4	1.1
Deferred revenue	777.5	867.0
Current portion of long-term obligations	0.1	0.1

Total current liabilities	1,277.3	1,303.2
Long-term debt, net	5,683.7	5,226.7
Deferred tax liabilities	167.3	107.0
Other long-term liabilities	204.5	208.4

Total liabilities	7,332.8	6,845.3

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	127.8	—

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at October 31, 2015 and April 30, 2015	—	—
Additional paid-in capital	1,190.4	1,209.1
Receivable from stockholders	(36.9)	(35.3)
Accumulated other comprehensive (loss) income	(302.2)	(240.6)
Accumulated deficit	(1,674.3)	(1,730.0)

Total Infor, Inc. stockholders’ deficit	(823.0)	(796.8)
Noncontrolling interests	10.0	—

Total stockholders’ deficit	(813.0)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,647.6	$6,048.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Software license fees and subscriptions	$139.9	$132.8	$260.9	$324.8
Product updates and support fees	354.3	372.0	710.9	745.7

Software revenues	494.2	504.8	971.8	1,070.5
Consulting services and other fees	169.1	180.8	331.8	368.3

Total revenues	663.3	685.6	1,303.6	1,438.8

Operating expenses:
Cost of software license fees and subscriptions(1)	39.6	29.0	70.8	62.6
Cost of product updates and support fees (1)	63.1	65.5	124.8	132.3
Cost of consulting services and other fees (1)	140.0	138.5	278.8	285.0
Sales and marketing	106.5	119.6	207.9	247.3
Research and development	99.7	104.3	198.9	206.3
General and administrative	46.7	46.1	90.9	106.5
Amortization of intangible assets and depreciation	58.7	61.3	115.4	126.4
Restructuring costs	6.4	3.8	8.2	11.3
Acquisition-related and other costs	9.6	(1.4)	11.6	(0.7)

Total operating expenses	570.3	566.7	1,107.3	1,177.0

Income from operations	93.0	118.9	196.3	261.8

Other expense, net:
Interest expense, net	78.5	88.0	151.1	176.7
Other (income) expense, net	10.8	(2.0)	(26.4)	(34.1)

Total other expense, net	89.3	86.0	124.7	142.6

Income before income tax	3.7	32.9	71.6	119.2
Income tax provision	6.5	19.8	16.9	32.6

Net income (loss)	(2.8)	13.1	54.7	86.6
Net loss attributable to noncontrolling interests	(1.0)	—	(1.0)	—

Net income (loss) attributable to Infor, Inc.	$(1.8)	$13.1	$55.7	$86.6

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net income (loss)	$(2.8)	$13.1	$54.7	$86.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	2.4	(80.0)	(62.4)	(137.3)
Change in defined benefit plan funding status, net of tax	—	0.6	0.2	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.5)	0.6	(3.0)

Total other comprehensive income (loss)	2.4	(81.9)	(61.6)	(138.8)

Comprehensive income (loss)	(0.4)	(68.8)	(6.9)	(52.2)

Noncontrolling interests comprehensive income (loss)	(1.0)	—	(1.0)	—

Comprehensive income (loss) attributable to Infor, Inc.	$0.6	$(68.8)	$(5.9)	$(52.2)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net income	$54.7	$86.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.4	126.4
Provision for doubtful accounts, billing adjustments and sales allowances	9.4	10.3
Deferred income taxes	(15.5)	(24.5)
Non-cash gain on foreign currency	(26.1)	(34.0)
Non-cash interest	12.3	13.3
Equity-based compensation expense	3.2	13.0
Other	0.9	0.7
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(12.2)	(5.0)
Accounts receivable, net	36.5	(26.1)
Income tax receivable/payable	3.0	22.4
Deferred revenue	(104.1)	(102.9)
Accounts payable, accrued expenses and other liabilities	38.0	(19.7)

Net cash provided by operating activities	115.5	60.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(549.3)	(30.1)
Change in restricted cash	—	19.0
Purchases of property, equipment and software	(28.8)	(20.3)

Net cash used in investing activities	(578.1)	(31.4)

Cash flows from financing activities:
Dividends paid	(17.0)	(42.7)
Loans to stockholders	(1.6)	(0.2)
Payments on capital lease obligations	(1.3)	(1.4)
Proceeds from issuance of debt	495.0	—
Payments on long-term debt	(17.1)	(71.6)
Deferred financing fees	(16.5)	—
Other	(0.8)	(8.5)

Net cash provided by (used in) financing activities	440.7	(124.4)

Effect of exchange rate changes on cash and cash equivalents	(5.8)	(23.2)

Net decrease in cash and cash equivalents	(27.7)	(118.5)
Cash and cash equivalents at the beginning of the period	526.7	447.1

Cash and cash equivalents at the end of the period	$499.0	$328.6

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

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications including our customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning, financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, supplier relationship management and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across different verticals. In addition to providing software products, we provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs. We also help our customers implement and use our applications more effectively through our consulting services.

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

Noncontrolling Interest

We consolidate our majority-owned subsidiaries and reflect redeemable noncontrolling interests and noncontrolling interests on our Condensed Consolidated Balance Sheets for the portion of those entities that we do not own as mezzanine equity on our Condensed Consolidated Balance Sheets and as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders, respectively. The redeemable noncontrolling interests’ and noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Operations and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Comprehensive Income (Loss).

All noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Condensed Consolidated Balance Sheet, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interests that we are reporting relate to an 18.52% interest in GT Nexus, Inc. (GT Nexus) that Infor does not own. See Note 3, Acquisitions. The noncontrolling interests that we are reporting relate to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below).

The following is a summary of the changes in the redeemable noncontrolling interests for the periods indicated:

	Three Months Ended October 31,	Six Months Ended October 31,
(in millions)	2015	2015
Beginning of period	$—	$—
Increase due to business combination	125.0	125.0
Net loss attributable to redeemable noncontrolling interests	(1.1)	(1.1)
Redemption value adjustment	3.9	3.9

End of period	$127.8	$127.8

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the second quarter of each fiscal year is from August 1 through October 31. Unless otherwise stated, references to the years 2016 and 2015 relate to our fiscal years ended April 30, 2016 and 2015, respectively. References to future years also relate to our fiscal years ending April 30.

Prior to fiscal 2015, our fiscal year had historically been from June 1 through May 31. Beginning in the first quarter of fiscal 2015, we changed our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal year 2015, which ended on April 30, 2015. As a result of this change, for fiscal year 2015 we reported an eleven month transition period from June 1, 2014 to April 30, 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, as a result of the change in our fiscal year end, our results for the six months ended October 31, 2014 included the results of May 2014, the last month of our previously reported fiscal year 2014.

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

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $53.5 million and $26.8 million in the second quarter of fiscal 2016 and 2015, respectively, and $93.0 million and $52.9 million in the first six months of fiscal 2016 and 2015, respectively.

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

We also provide software-related services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are generally provided under time and materials contracts. Revenues are recognized as the services are provided and are recorded as consulting services and other fees revenue in our Condensed Consolidated Statements of Operations. Consulting services and other fees also include revenues related to education, hosting services and Inforum, our customer event.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2015	$11.9
Provision	5.2
Write-offs and recoveries	(4.8)
Currency translation effect	(0.3)

Balance, October 31, 2015	$12.0

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2015	$7.3
Provision	4.2
Write-offs	(3.0)

Balance, October 31, 2015	$8.5

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the applicable period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss except for the effect of exchange rate fluctuations on long-term intercompany transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $10.8 million and a net foreign exchange gain of $2.0 million for the three months ended October 31, 2015 and 2014, respectively. In the first six months of fiscal 2016 and 2015, we recognized net foreign currency exchange gains of $26.1 million and $34.0 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

In September 2015, the FASB issued updated guidance simplifying the accounting for measurement-period adjustments relating to business combinations. This guidance requires that an acquirer recognize post-close measurement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015 (our fourth quarter of fiscal 2016), and early adoption is permitted. We are currently evaluating how this guidance will affect our accounting for business combinations.

As of the date of this Quarterly Report, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2016

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, for $550.0 million, net of cash acquired (GT Nexus Acquisition). GT Nexus is a cloud-based supply chain management firm based in Oakland, California. GT Nexus is the cloud platform that some of the world’s largest companies, across many sectors, including manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations. The GT Nexus Acquisition complemented and further expanded our global SCM offerings. The results of operations of GT Nexus have been included in our results of operations from the date of the GT Nexus Acquisition. GT Nexus contributed revenues of $13.1 million and net loss of $5.8 million related to their operations in the second quarter of fiscal 2016.

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 11, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. Transaction and merger related integration costs of $10.6 million associated with the GT Nexus Acquisition were expensed as incurred and are reflected in our results of operations for the six months ended October 31, 2015, in acquisition-related and other costs. In addition, in the second quarter of fiscal 2016, we took certain actions relating to GT Nexus’ operations to eliminate redundancies, improve our operational efficiency and reduce our operating costs. We may take additional actions in future periods related to GT Nexus as we integrate its operations. See Note 10, Restructuring Charges. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

The following table summarizes our allocation of the GT Nexus purchase consideration:

(in millions)
Cash	$14.8
Accounts receivable	36.5
Other current assets	13.9
Identified intangible assets:
Existing technology	93.3
Existing customer relationships	273.5
Tradenames	5.9
Other non-current assets	9.0
Goodwill	369.9
Deferred revenue	(11.3)
Current liabilities assumed	(32.6)
Long-term liabilities assumed	(87.7)
Noncontrolling interests	(10.2)

Total fair value of net assets acquired	675.0
Less fair value of redeemable noncontrolling interests	(125.0)

Purchase consideration	$550.0

Our estimates of fair value and resulting allocation of purchase price related to the GT Nexus Acquisition are preliminary as of October 31, 2015. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these Condensed Consolidated Financial Statements. As of October 31, 2015, based on our current estimation of fair values, the gross contractual accounts receivable at the acquisition date was $37.1 million and our best estimate of the contractual cash flows not expected to be collected at that date was $0.6 million. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately three years, six years and three years, respectively. We have determined that the goodwill arising from the GT Nexus Acquisition will not be deductible for tax purposes.

As explained above, we acquired an 81.48% majority stake in GT Nexus. The redeemable noncontrolling interests have redemption features, both call options exercisable by the Company and put options exercisable by the redeemable noncontrolling interest holders. Given that the noncontrolling interests are redeemable at the option of the holders, they are reported in the mezzanine section between liabilities and equity on our Condensed Consolidated Balance Sheets. The redeemable noncontrolling interests are puttable at a redemption price of $150.0 million on the first anniversary of the acquisition date. Therefore, we are accreting the redeemable noncontrolling interests, using the effective interest method, from the acquisition date fair value to the redemption value over a one-year period. Accretion adjustments to the carrying value of the redeemable noncontrolling interests are considered deemed dividends and are recorded against additional paid-in capital.

GT Nexus has a wholly-owned subsidiary, Platform Settlement Services, LLC (PSS), which is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, the Company does not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS at October 31, 2015, was $16.5 million.

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

Contingent Consideration

The purchase consideration related to one of our pre-fiscal 2015 acquisitions includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable agreement. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangement due to the probability of meeting such results and reduced our contingent consideration liability to $0.0 million. In the first quarter of fiscal 2016, we renegotiated the provisions of the applicable contingent consideration agreement with the sellers. As a result of these negotiations, we agreed to an additional one-year contingency period that runs through fiscal 2016 and redefined certain of the contingency conditions. Based on the renegotiated agreement, we estimated the fair value of the remaining contingent consideration to be $0.6 million as of October 31, 2015. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration arrangement is between $0.0 and $10.0 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2015	$931.5	$2,851.7	$262.6	$4,045.8
Goodwill acquired	336.5	—	33.4	369.9
Currency translation effect	(10.2)	(36.3)	(3.2)	(49.7)

Balance, October 31, 2015	$1,257.8	$2,815.4	$292.8	$4,366.0

Goodwill acquired during fiscal 2016 relates to the GT Nexus Acquisition in the current quarter. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2016. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2015. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of October 31, 2015. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of October 31, 2015 and April 30, 2015:

	October 31, 2015
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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2016 or fiscal 2015. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2015	$—
Total (gain) loss recorded in earnings	0.6

Balance, October 31, 2015	$0.6

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of October 31, 2015, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of October 31, 2015 and April 30, 2015, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At October 31, 2015 and April 30, 2015, the total carrying value of our long-term debt was approximately $5.7 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.6 billion and $5.4 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	October 31, 2015	April 30, 2015
Accounts receivable	$294.1	$308.4
Unbilled accounts receivable	44.7	41.5
Less: allowance for doubtful accounts	(12.0)	(11.9)

Accounts receivable, net	$326.8	$338.0

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	October 31, 2015			April 30, 2015
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,991.7	$1,223.4	$768.3	$1,735.2	$1,168.4	$566.8	2–15
Acquired and developed technology	1,117.5	893.7	223.8	1,029.2	868.5	160.7	2–11
Tradenames	137.9	128.9	9.0	132.6	129.1	3.5	1–20

Total	$3,247.1	$2,246.0	$1,001.1	$2,897.0	$2,166.0	$731.0

(1)	Net intangible assets decreased from April 30, 2015 to October 31, 2015 by approximately $5.8 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2015	2014	2015	2014
Customer contracts and relationships	$34.3	$35.9	$67.0	$73.1
Acquired and developed technology	16.1	17.8	32.5	36.2
Tradenames	0.3	0.3	0.4	2.0

Total	$50.7	$54.0	$99.9	$111.3

The estimated future annual amortization expense related to these intangible assets as of October 31, 2015, was as follows:

(in millions)
Fiscal 2016 (remaining 6 months)	$110.8
Fiscal 2017	179.8
Fiscal 2018	132.4
Fiscal 2019	115.2
Fiscal 2020	106.5
Fiscal 2021	100.5
Thereafter	255.9

Total	$1,001.1

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	October 31, 2015	April 30, 2015
Compensation and employee benefits	$158.0	$157.3
Taxes other than income	17.9	25.2
Royalties and partner commissions	51.8	54.5
Litigation	2.0	1.6
Professional fees	7.0	8.2
Subcontractor expense	7.0	7.9
Interest	92.4	22.6
Restructuring	6.5	3.7
Asset retirement obligations	2.9	1.4
Deferred rent	3.3	3.5
Other	49.8	53.2

Accrued expenses	$398.6	$339.1

Included above in other accrued expenses as of October 31, 2015 and April 30, 2015, is approximately $18.0 million and $17.0 million, respectively, pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. These dividends were settled in the third and first quarters of fiscal 2016, respectively. See Note 17, Related Party Transactions — Dividends Paid to Affiliates.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation — Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by a parent company of Infor, Inc. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2015	2014	2015	2014
Cost of software license fees and subscriptions	$—	$0.2	$—	$0.2
Cost of product updates and support fees	—	0.2	0.1	0.6
Cost of consulting services and other fees	—	0.3	—	0.3
Sales and marketing	0.4	1.7	0.7	3.5
Research and development	0.3	1.1	0.6	2.6
General and administrative	1.2	2.3	1.8	5.8

Total	$1.9	$5.8	$3.2	$13.0

10. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition-related and other restructuring costs. These restructuring charges include employee severance costs and costs related to the reduction of office space. No business activities of the companies that we have acquired were discontinued. The workforce reductions were typically from all functional areas of our operations.

Fiscal 2016 Restructuring Charges

During the first six months of fiscal 2016, we incurred restructuring costs of $7.5 million for employee severance costs related to personnel actions across all functions primarily in the Americas and EMEA regions and facilities charges related to exiting or consolidation of space in facilities primarily in the Americas region. We made cash payments of approximately $1.8 million during the first six months of fiscal 2016 related to these actions. We expect to complete the remainder of these actions over the next twelve months.

Fiscal 2016 Acquisition-Related Charges

During the first six months of fiscal 2016, we incurred acquisition-related restructuring costs of $0.9 million related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions. During the first six months of fiscal 2016, we did not make any cash payments related to these severance actions. We expect to complete the remainder of these actions over the next twelve months.

Fiscal 2015 Restructuring Charges

During fiscal 2015, we incurred restructuring costs related primarily to employee severance costs for personnel in our sales and professional services organizations primarily in the EMEA region as well as personnel in our product development organization primarily in the APAC region. During the first six months of fiscal 2016, we recorded restructuring cost reversals of $0.4 million and we made cash payments of approximately $1.3 million related to these actions. The majority of these restructuring activities were completed in fiscal 2015. We expect to complete the remainder of the actions in fiscal 2016.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2015, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. During the first six months of fiscal 2016 we recorded $0.2 million in adjustments to these restructuring charges and made net cash payments of $0.9 million. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six-month period ended October 31, 2015. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2015	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance October 31, 2015	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2016 restructuring
Severance	$—	$5.7	$—	$(0.1)	$(1.8)	$3.8	$5.7	$5.7
Facilities and other	—	1.8	—	(0.1)	—	1.7	1.6	1.6

Total fiscal 2016 restructuring	—	7.5	—	(0.2)	(1.8)	5.5	7.3	7.3

Fiscal 2016 acquisition-related
Severance	—	0.9	—	—	—	0.9	0.9	0.9

Total fiscal 2016 acquisition-related	—	0.9	—	—	—	0.9	0.9	0.9

Fiscal 2015 restructuring
Severance	2.2	—	(0.4)	—	(1.3)	0.5	10.2	10.2

Total fiscal 2015 restructuring	2.2	—	(0.4)	—	(1.3)	0.5	10.2	10.2

Previous restructuring
Severance	0.6	—	(0.1)	—	(0.2)	0.3	31.4	31.4
Facilities and other	0.3	—	0.1	—	(0.3)	0.1	2.3	2.3

Total previous restructuring	0.9	—	—	—	(0.5)	0.4	33.7	33.7

Previous acquisition-related
Severance	0.4	—	—	—	—	0.4	40.5	40.5
Facilities and other	0.4	—	0.2	—	(0.4)	0.2	4.0	4.0

Total previous acquisition-related	0.8	—	0.2	—	(0.4)	0.6	44.5	44.5

Total restructuring	$3.9	$8.4	$(0.2)	$(0.2)	$(4.0)	$7.9	$96.6	$96.6

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

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2015	2014	2015	2014
License	$0.6	$2.2	$1.6	$4.9
Maintenance	0.6	0.5	1.2	1.0
Consulting	1.0	(0.5)	1.1	4.3
General and administrative and other functions	4.2	1.6	4.3	1.1

Total restructuring costs	$6.4	$3.8	$8.2	$11.3

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2015			April 30, 2015
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$464.3	$460.2	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,460.3	2,377.6	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	372.7	367.9	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.0	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	385.2	379.8	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	479.3	5.750%	—	—	—
Deferred financing fees, debt discounts and premiums, net	(128.7)	—		(118.2)	—

Total long-term debt	5,683.8	5,683.8		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,683.7	$5,683.7		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

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

The weighted average contractual interest rate at October 31, 2015 and April 30, 2015 was 4.80% and 4.80%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of October 31, 2015:

(in millions)
Fiscal 2016 (remaining 6 months)	$—
Fiscal 2017	2.0
Fiscal 2018	26.7
Fiscal 2019	34.2
Fiscal 2020	34.2
Fiscal 2021	3,700.2
Thereafter	2,015.2

Total	$5,812.5

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2015, included in our Form 10-K/T, for a description of each amendment.

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

In connection with the issuance of the Senior Notes, we entered into registration rights agreements with the initial purchasers of the Senior Notes. Under the registration rights agreements, we agreed to file with the SEC a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes on April 1, 2015.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes were redeemable by Infor on or prior to November 25, 2015, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to such redemption date.

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Deferred Financing Fees, Debt Discounts and Premiums

As of October 31, 2015 and April 30, 2015, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $110.0 million and $102.4 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. For the three months ended October 31, 2015 and 2014, we amortized $5.0 million and $5.2 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2016 and 2015, we amortized $9.5 million and $10.3 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $18.7 million and $15.8 million as of October 31, 2015 and April 30, 2015, respectively, as a direct reduction of the carrying amount of our long-term debt.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Condensed Consolidated Financial Statements for any of the periods presented. These affiliate company borrowings are described below.

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, Inc., and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum that is payable semi-annually in arrears, on May 1 and November 1 each year.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of October 31, 2015 and April 30, 2015, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions, except percentages)	2015	2014	2015	2014
Income tax provision	$6.5	$19.8	$16.9	$32.6
Effective income tax rate	175.7%	60.2%	23.6%	27.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily driven by a reduction in the amount of unrecognized tax benefits, a reduction in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to U.S. taxes, an increase in nondeductible taxable income, and an increase in the proportion of earnings subject to lower foreign tax rates.

The change in our effective tax rate for the first six months of fiscal 2016 compared to the corresponding period of fiscal 2015 was primarily driven by a decrease in the amount of unrecognized tax benefits, an increase in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to U.S. taxes, a reduction in the amount of nondeductible taxable income, and an increase in the proportion of foreign earnings subject to lower tax rates.

During the upcoming twelve months ending October 31, 2016, we expect a net reduction of approximately $28.2 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $103.9 million and $103.6 million as of October 31, 2015 and April 30, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2015	$(211.5)	$(16.3)	$(12.8)	$(240.6)
Other comprehensive income (loss)	(62.4)	0.2	0.6	(61.6)

Balance, October 31, 2015	$(273.9)	$(16.1)	$(12.2)	$(302.2)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.6 million and $4.6 million as of October 31, 2015 and April 30, 2015, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $7.6 million and $8.0 million as of October 31, 2015 and April 30, 2015, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2015
Foreign currency translation adjustment	$2.4	$—	$2.4
Change in funded status of defined benefit plans	—	—	—
Derivative instruments unrealized loss	(2.9)	1.0	(1.9)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$2.5	$(0.1)	$2.4

October 31, 2014
Foreign currency translation adjustment	$(80.0)	$—	$(80.0)
Change in funded status of defined benefit plans	0.6	—	0.6
Derivative instruments unrealized loss	(4.1)	1.6	(2.5)

Other comprehensive income (loss)	$(83.5)	$1.6	$(81.9)

(in millions) Six Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2015
Foreign currency translation adjustment	$(62.4)	$—	$(62.4)
Change in funded status of defined benefit plans	0.2	—	0.2
Derivative instruments unrealized gain (loss)	(4.9)	1.9	(3.0)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	5.9	(2.3)	3.6

Other comprehensive income (loss)	$(61.2)	$(0.4)	$(61.6)

October 31, 2014
Foreign currency translation adjustment	$(137.3)	$—	$(137.3)
Change in funded status of defined benefit plans	1.6	(0.1)	1.5
Derivative instruments unrealized gain (loss)	(4.9)	1.9	(3.0)

Other comprehensive income (loss)	$(140.6)	$1.8	$(138.8)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.1 million and $14.4 million for the three-month periods ended October 31, 2015, and October 31, 2014, respectively. For the first six months of fiscal 2016 and 2015, total rent expense for operating leases was $26.2 million and $28.3 million, respectively.

We have also entered into certain capital lease commitments for buildings, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of October 31, 2015 and April 30, 2015, we have accrued $2.0 million and $1.6 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued Infor (US), Inc. (formerly known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary SCM products we offer that specifically included the Requisition Self Service (RSS) module, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center, which was intended to be a non-infringing replacement product. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting in the United States our S3 Procurement System, when used in certain software configurations that included RSS. In September 2011, ePlus moved under the injunction to have Lawson held in contempt, and a civil contempt trial was conducted in April 2013.

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

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. On June 18, 2015, the Federal Circuit issued orders disposing of ePlus’s combined petition. First, the panel that heard the appeal granted the petition for rehearing “to clarify the decision.” The panel withdrew the opinions issued on July 25, 2014, and substituted a revised opinion (and dissent) that adhered to the previous ruling, namely vacating the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanding the case to the District Court “with instructions to dismiss.” Second, the petition for en banc review, which had been referred to the active judges of the Court for consideration, was denied. The Federal Circuit issued its mandate on June 25, 2015. ePlus filed a petition for a writ of certiorari from the United States Supreme Court on November 13, 2015, within the extended deadline it obtained for the filing of the petition. We continue to reasonably expect that the ultimate outcome of the case will be as the Federal Circuit ruled on June 18, 2015.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of October 31, 2015, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of October 31, 2015 and April 30, 2015.

15. Derivative Financial Instruments

We have entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation, and we anticipate that these hedges will be highly effective at their inception and on an on-going basis. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet Classification Asset (Liability)		Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base			October 31, 2015	April 30, 2015
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses		$(5.2)	$(4.7)
			Other long-term liabilities		(3.6)	(4.8)
Interest rate swap	212.6	2.4740%	Accrued expenses		(2.6)	(2.3)
			Other long-term liabilities		(1.9)	(2.5)
Interest rate swap	212.6	2.4750%	Accrued expenses		(2.6)	(2.4)
			Other long-term liabilities		(1.9)	(2.0)
Interest rate swap	94.5	2.4725%	Accrued expenses		(1.1)	(1.1)
			Other long-term liabilities		(0.9)	(1.0)

Total	$945.0		Total, net asset	(liability)	$(19.8)	$(20.8)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of Operations Location	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)		2015	2014	2015	2014
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(2.9)	$(4.1)	$(4.9)	$(4.9)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$—	$5.9	$—

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of October 31, 2015, approximately $11.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately two years.

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

Segment Information

We view our operations and manage our business as three reportable segments: License, Maintenance and Consulting. See Note 1, Nature of Business and Basis of Presentation – Business Segments. It is around these three key sets of business activities that we have organized our business and established budgets, forecasts and strategic objectives, including go-to-market strategies. Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic, product and/or functional information. However, the financial information provided to and used by our chief operating decision-maker (CODM) to assist in making operational decisions, allocating resources and assessing performance reflects revenues, cost of revenues and sales margin for these three segments.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
October 31, 2015
Revenues	$144.2	$354.4	$169.1	$667.7
Cost of revenues	38.6	63.1	140.0	241.7
Direct sales and marketing costs	88.6	—	—	88.6

Sales margin	$17.0	$291.3	$29.1	$337.4

Sales margin %	11.8%	82.2%	17.2%	50.5%
October 31, 2014
Revenues	$133.0	$373.3	$180.9	$687.2
Cost of revenues	27.9	65.3	138.2	231.4
Direct sales and marketing costs	91.3	—	7.2	98.5

Sales margin	$13.8	$308.0	$35.5	$357.3

Sales margin %	10.4%	82.5%	19.6%	52.0%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
October 31, 2015
Revenues	$265.2	$711.4	$331.8	$1,308.4
Cost of revenues	68.7	124.7	278.8	472.2
Direct sales and marketing costs	176.6	—	—	176.6

Sales margin	$19.9	$586.7	$53.0	$659.6

Sales margin %	7.5%	82.5%	16.0%	50.4%
October 31, 2014
Revenues	$325.6	$747.1	$368.6	$1,441.3
Cost of revenues	60.1	131.7	284.7	476.5
Direct sales and marketing costs	198.4	—	7.2	205.6

Sales margin	$67.1	$615.4	$76.7	$759.2

Sales margin %	20.6%	82.4%	20.8%	52.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2015	2014	2015	2014
Reportable segment revenues	$667.7	$687.2	$1,308.4	$1,441.3
Purchase accounting revenue adjustments (1)	(4.4)	(1.6)	(4.8)	(2.5)

Total revenues	$663.3	$685.6	$1,303.6	$1,438.8

Reportable segment sales margin	$337.4	$357.3	$659.6	$759.2
Other unallocated costs and operating expenses (2)	179.3	173.3	339.7	359.7
Amortization of intangible assets and depreciation	58.7	61.3	115.4	126.4
Restructuring costs	6.4	3.8	8.2	11.3

Income from operations	93.0	118.9	196.3	261.8
Total other expense, net	89.3	86.0	124.7	142.6

Income before income tax	$3.7	$32.9	$71.6	$119.2

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
October 31, 2015
Software license fees and subscriptions	$97.9	$33.0	$9.0	$139.9
Product updates and support fees	229.0	99.4	25.9	354.3

Software revenues	326.9	132.4	34.9	494.2
Consulting services and other fees	92.5	64.3	12.3	169.1

Total revenues	$419.4	$196.7	$47.2	$663.3

October 31, 2014
Software license fees and subscriptions	$85.2	$37.3	$10.3	$132.8
Product updates and support fees	231.5	110.4	30.1	372.0

Software revenues	316.7	147.7	40.4	504.8
Consulting services and other fees	90.9	74.5	15.4	180.8

Total revenues	$407.6	$222.2	$55.8	$685.6

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
October 31, 2015
Software license fees and subscriptions	$185.5	$59.0	$16.4	$260.9
Product updates and support fees	459.6	198.6	52.7	710.9

Software revenues	645.1	257.6	69.1	971.8
Consulting services and other fees	177.7	129.2	24.9	331.8

Total revenues	$822.8	$386.8	$94.0	$1,303.6

October 31, 2014
Software license fees and subscriptions	$201.8	$93.0	$30.0	$324.8
Product updates and support fees	459.5	225.9	60.3	745.7

Software revenues	661.3	318.9	90.3	1,070.5
Consulting services and other fees	179.3	156.6	32.4	368.3

Total revenues	$840.6	$475.5	$122.7	$1,438.8

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
October 31, 2015	$71.1	$22.3	$6.6	$100.0
April 30, 2015	$51.1	$24.6	$6.1	$81.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2015	2014	2015	2014
United States	$380.7	$362.5	$743.5	$747.0
All other countries	282.6	323.1	560.1	691.8

Total revenues	$663.3	$685.6	$1,303.6	$1,438.8

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	October 31,	April 30,
(in millions)	2015	2015
United States	$69.1	$48.5
All other countries	30.9	33.3

Total long-lived tangible assets	$100.0	$81.8

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

17. Related Party Transactions

Sponsor Transactions

Golden Gate Capital and Summit Partners, L.P. (Summit Partners, and together with Golden Gate Capital, the Sponsors) are our largest investors. We have entered into advisory agreements with our Sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. We recognize these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations.

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2015	2014	2015	2014
Golden Gate Capital	$1.4	$1.5	$2.8	$3.0
Summit Partners	0.5	0.5	1.0	1.0

Total management fees and expenses	$1.9	$2.0	$3.8	$4.0

At October 31, 2015, $2.2 million of these fees primarily related to Golden Gate Capital remained unpaid.

In connection with the issuance of our Senior Secured Notes in the second quarter of fiscal 2016, we capitalized as deferred financing fees $2.5 million in fees paid to Angel Island Capital Services, LLC, an affiliate of Golden Gate Capital. In addition, we expensed buyer transaction fees of approximately $4.8 million payable to Golden Gate Capital and $1.9 million payable to Summit Partners in connection with the GT Nexus Acquisition. These transaction fees are include in acquisition-related and other costs in our Condensed Consolidated Statement of Operations for the fiscal periods ended October 31, 2015, and are included in other long-term liabilities on our Condensed Consolidated Balance Sheets as of October 31, 2015. We did not capitalize or expense any similar fees in the comparable period last year.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.4 million and $0.6 million in the three months and six months ended October 31, 2015, respectively, and $0.3 million and $0.6 million in the comparable periods of fiscal 2015. We had no sales to companies owned by Summit Partners in the first six months of fiscal 2016 or the corresponding prior period.

We have made an immaterial amount of payments to companies owned by Golden Gate Capital and Summit Partners for products and services in the current quarter and first six months of fiscal 2016 and in the comparable periods of fiscal 2015.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, primarily HoldCo and Lux Bond Co, of $36.9 million and $35.3 million as of October 31, 2015 and April 30, 2015, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to Lux Bond Co’s debt and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

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

Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our receivable from stockholders. In the first six months of fiscal 2015, we recorded payments of $5.0 million related to the Tax Allocation Agreement as reductions to our receivable from stockholders.

Beginning in the second quarter of fiscal 2015, certain payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first six months of fiscal 2016 and 2015, we made payments of $8.5 million and $11.7 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $9.0 million and $6.4 million payable under the Tax Allocation Agreement as of October 31, 2015 and April 30, 2015, respectively.

Dividends Paid to Affiliates

In the first six months of fiscal 2016 we paid dividends to certain of our affiliates totaling $17.0 million related to the funding of semi-annual interest on our affiliate’s debt. In April 2015, HoldCo elected to pay semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $1.2 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.0 million, which were accrued as of April 30, 2015, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $8.5 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 1, 2015.

In addition, as of October 31, 2015, we had accrued dividends payable of $18.0 million related to our funding of the semi-annual interest on the HoldCo Notes. In October 2015, HoldCo elected to pay the semi-annual interest due on November 2, 2015, related to the HoldCo Notes of approximately $27.3 million in cash (i) with $0.3 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $18.0 million which were accrued as of October 31, 2015, and (iii) through payments made under the Tax Allocation Agreement of $9.0 million. The dividends and amounts due under the Tax Allocation Agreement were paid subsequent to quarter end on November 2, 2015.

In the second quarter of fiscal 2015 we paid dividends to certain of our affiliates totaling $42.7 million. In October 2014, HoldCo elected to pay interest due related to the HoldCo Notes of $30.1 million in cash and we funded the semi-annual interest due related to the HoldCo Notes through (i) dividend distributions from Infor to HoldCo of $21.6 million and (ii) payments made under the Tax Allocation Agreement of $8.5 million. In October 2014, we made dividend distributions of approximately $21.1 million to Infor Enterprise Applications, LP, an affiliate of the parent company of Infor, to fund equity distributions to members of our executive management team under certain of their equity awards.

In future periods, we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

18. Supplemental Guarantor Financial Information

The Senior Notes and Senior Secured Notes issued by Infor (US), Inc. are fully and unconditionally guaranteed, except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future wholly-owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 11, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the Senior Notes and Senior Secured Notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of October 31, 2015 and April 30, 2015, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and six-month periods ended October 31, 2015 and 2014, and our Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2015 and 2014.

Condensed Consolidating Balance Sheets

	October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56.9	$—	$442.1	$—	$499.0
Accounts receivable, net	—	139.8	7.3	179.7	—	326.8
Prepaid expenses	—	69.1	18.1	39.6	—	126.8
Income tax receivable	—	32.0	0.5	14.8	—	47.3
Other current assets	—	9.1	1.1	12.2	—	22.4
Affiliate receivable	—	667.3	710.3	43.4	(1,421.0)	—
Deferred tax assets	—	13.7	4.4	20.9	(0.1)	38.9

Total current assets	—	987.9	741.7	752.7	(1,421.1)	1,061.2
Property and equipment, net	—	50.6	10.8	38.6	—	100.0
Intangible assets, net	—	458.2	3.9	539.0	—	1,001.1
Goodwill	—	2,403.1	62.5	1,900.4	—	4,366.0
Deferred tax assets	0.2	—	6.8	65.0	(7.0)	65.0
Other assets	—	23.5	13.0	17.8	—	54.3
Affiliate receivable	—	725.5	1.4	130.7	(857.6)	—
Investment in subsidiaries	—	2,104.6	—	—	(2,104.6)	—

Total assets	$0.2	$6,753.4	$840.1	$3,444.2	$(4,390.3)	$6,647.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$50.3	$—	$15.8	$—	$66.1
Income taxes payable	—	—	—	33.6	—	33.6
Accrued expenses	—	212.2	27.1	159.3	—	398.6
Deferred tax liabilities	0.1	—	—	1.4	(0.1)	1.4
Deferred revenue	—	514.9	18.0	244.6	—	777.5
Affiliate payable	29.6	751.4	590.1	49.9	(1,421.0)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.7	1,528.9	635.2	504.6	(1,421.1)	1,277.3
Long-term debt	—	5,683.7	—	—	—	5,683.7
Deferred tax liabilities	—	66.0	—	108.3	(7.0)	167.3
Affiliate payable	58.3	131.5	0.4	667.4	(857.6)	—
Other long-term liabilities	—	78.5	15.7	110.3	—	204.5
Losses in excess of investment in subsidiaries	735.2	—	—	—	(735.2)	—

Total liabilities	823.2	7,488.6	651.3	1,390.6	(3,020.9)	7,332.8
Redeemable noncontrolling interests	—	—	—	127.8	—	127.8
Total Infor, Inc. stockholders’ equity (deficit)	(823.0)	(735.2)	188.8	1,915.8	(1,369.4)	(823.0)
Noncontrolling interests	—	—	—	10.0	—	10.0

Total stockholders’ equity (deficit)	(823.0)	(735.2)	188.8	1,925.8	(1,369.4)	(813.0)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,753.4	$840.1	$3,444.2	$(4,390.3)	$6,647.6

	April 30, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.7	$—	$440.0	$—	$526.7
Accounts receivable, net	—	145.5	7.8	184.7	—	338.0
Prepaid expenses	—	59.1	12.4	42.4	—	113.9
Income tax receivable	—	34.7	0.2	14.6	0.1	49.6
Other current assets	—	5.9	1.3	10.6	—	17.8
Affiliate receivable	—	521.8	597.8	22.1	(1,141.7)	—
Deferred tax assets	—	13.3	4.4	13.2	(0.1)	30.8

Total current assets	—	867.0	623.9	727.6	(1,141.7)	1,076.8
Property and equipment, net	—	35.9	12.6	33.3	—	81.8
Intangible assets, net	—	520.6	5.8	204.6	—	731.0
Goodwill	—	2,400.6	62.5	1,582.7	—	4,045.8
Deferred tax assets	0.2	—	8.0	72.8	(8.2)	72.8
Other assets	—	17.3	3.9	19.1	—	40.3
Affiliate receivable	—	751.5	1.4	141.5	(894.4)	—
Investment in subsidiaries	—	1,557.9	—	—	(1,557.9)	—

Total assets	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$41.3	$0.1	$21.0	$—	$62.4
Income taxes payable	—	—	—	33.4	0.1	33.5
Accrued expenses	—	151.0	26.2	161.9	—	339.1
Deferred tax liabilities	0.1	—	—	1.1	(0.1)	1.1
Deferred revenue	—	512.4	15.2	339.4	—	867.0
Affiliate payable	29.5	591.3	485.3	35.6	(1,141.7)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,296.1	526.8	592.4	(1,141.7)	1,303.2
Long-term debt	—	5,226.7	—	—	—	5,226.7
Deferred tax liabilities	—	86.5	—	28.7	(8.2)	107.0
Affiliate payable	58.6	169.6	0.3	665.9	(894.4)	—
Other long-term liabilities	—	80.7	10.8	116.9	—	208.4
Losses in excess of investment in subsidiaries	708.8	—	—	—	(708.8)	—

Total liabilities	797.0	6,859.6	537.9	1,403.9	(2,753.1)	6,845.3
Redeemable noncontrolling interests						—
Total Infor, Inc. stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)
Noncontrolling interests	—	—	—	—	—	—

Total stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

Condensed Consolidating Statements of Operations

	Three Months Ended October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$81.9	$1.1	$56.9	$—	$139.9
Product updates and support fees	—	209.1	7.7	137.5	—	354.3

Software revenues	—	291.0	8.8	194.4	—	494.2
Consulting services and other fees	—	78.7	3.9	86.5	—	169.1

Total revenues	—	369.7	12.7	280.9	—	663.3

Operating expenses:
Cost of software license fees and subscriptions	—	25.5	2.0	11.6	0.5	39.6
Cost of product updates and support fees	—	33.1	0.6	28.2	1.2	63.1
Cost of consulting services and other fees	—	57.7	3.4	77.0	1.9	140.0
Sales and marketing	—	54.0	5.4	45.6	1.5	106.5
Research and development	—	53.1	1.8	41.9	2.9	99.7
General and administrative	—	4.1	30.2	20.4	(8.0)	46.7
Amortization of intangible assets and depreciation	—	34.3	3.2	21.2	—	58.7
Restructuring costs	—	3.3	0.4	2.7	—	6.4
Acquisition-related and other costs	—	8.9	0.3	0.4	—	9.6
Affiliate (income) expense, net	—	47.3	(41.8)	(5.5)	—	—

Total operating expenses	—	321.3	5.5	243.5	—	570.3

Income from operations	—	48.4	7.2	37.4	—	93.0

Other expense, net:
Interest expense, net	—	78.5	—	—	—	78.5
Affiliate interest (income) expense, net	—	(8.8)	—	8.8	—	—
Other (income) expense, net	—	0.7	—	10.1	—	10.8

Total other expense, net	—	70.4	—	18.9	—	89.3

Income (loss) before income tax	—	(22.0)	7.2	18.5	—	3.7
Income tax provision (benefit)	—	(5.3)	1.8	10.0	—	6.5
Equity in (earnings) loss of subsidiaries	1.8	(14.9)	—	—	13.1	—

Net income (loss)	(1.8)	(1.8)	5.4	8.5	(13.1)	(2.8)
Net income (loss) attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to Infor, Inc.	$(1.8)	$(1.8)	$5.4	$9.5	$(13.1)	$(1.8)

	Three Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$79.3	$1.1	$52.4	$—	$132.8
Product updates and support fees	—	209.1	7.7	155.2	—	372.0

Software revenues	—	288.4	8.8	207.6	—	504.8
Consulting services and other fees	—	78.3	3.5	99.0	—	180.8

Total revenues	—	366.7	12.3	306.6	—	685.6

Operating expenses:
Cost of software license fees and subscriptions	—	17.7	2.3	8.7	0.3	29.0
Cost of product updates and support fees	—	31.4	0.6	32.3	1.2	65.5
Cost of consulting services and other fees	—	51.0	4.7	80.8	2.0	138.5
Sales and marketing	—	62.3	6.9	48.9	1.5	119.6
Research and development	—	55.9	2.3	43.2	2.9	104.3
General and administrative	—	4.8	29.8	19.4	(7.9)	46.1
Amortization of intangible assets and depreciation	—	36.1	3.3	21.9	—	61.3
Restructuring costs	—	0.3	—	3.5	—	3.8
Acquisition-related and other costs	—	(1.8)	0.2	0.2	—	(1.4)
Affiliate (income) expense, net	—	51.0	(44.9)	(6.1)	—	—

Total operating expenses	—	308.7	5.2	252.8	—	566.7

Income (loss) from operations	—	58.0	7.1	53.8	—	118.9

Other expense, net:
Interest expense, net	—	87.7	0.1	0.2	—	88.0
Affiliate interest (income) expense, net	—	(10.6)	(0.1)	10.7	—	—
Other (income) expense, net	—	(22.5)	—	20.5	—	(2.0)

Total other expense, net	—	54.6	—	31.4	—	86.0

Income (loss) before income tax	—	3.4	7.1	22.4	—	32.9
Income tax provision (benefit)	—	(1.0)	4.0	16.8	—	19.8
Equity in (earnings) loss of subsidiaries	(13.1)	(8.7)	—	—	21.8	—

Net income (loss)	13.1	13.1	3.1	5.6	(21.8)	13.1
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$13.1	$13.1	$3.1	$5.6	$(21.8)	$13.1

	Six Months Ended October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$161.3	$4.3	$95.3	$—	$260.9
Product updates and support fees	—	418.7	15.8	276.4	—	710.9

Software revenues	—	580.0	20.1	371.7	—	971.8
Consulting services and other fees	—	152.5	6.9	172.4	—	331.8

Total revenues	—	732.5	27.0	544.1	—	1,303.6

Operating expenses:
Cost of software license fees and subscriptions	—	47.5	3.7	18.8	0.8	70.8
Cost of product updates and support fees	—	64.1	1.2	57.2	2.3	124.8
Cost of consulting services and other fees	—	114.1	6.7	154.2	3.8	278.8
Sales and marketing	—	106.6	11.2	87.2	2.9	207.9
Research and development	—	108.8	3.7	80.8	5.6	198.9
General and administrative	—	8.4	58.6	39.3	(15.4)	90.9
Amortization of intangible assets and depreciation	—	69.8	6.4	39.2	—	115.4
Restructuring costs	—	3.8	0.3	4.1	—	8.2
Acquisition-related and other costs	—	10.8	0.4	0.4	—	11.6
Affiliate (income) expense, net	—	86.7	(73.0)	(13.7)	—	—

Total operating expenses	—	620.6	19.2	467.5	—	1,107.3

Income from operations	—	111.9	7.8	76.6	—	196.3

Other expense, net:
Interest expense, net	—	151.1	—	—	—	151.1
Affiliate interest (income) expense, net	—	(17.4)	—	17.4		—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(8.1)	—	(18.3)	—	(26.4)

Total other expense, net	—	125.6	—	(0.9)	—	124.7

Income (loss) before income tax	—	(13.7)	7.8	77.5	—	71.6
Income tax provision (benefit)	—	(6.5)	1.1	22.3	—	16.9
Equity in loss (earnings) of subsidiaries	(55.7)	(62.9)	—	—	118.6	—

Net income (loss)	55.7	55.7	6.7	55.2	(118.6)	54.7
Net income (loss) attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to Infor, Inc.	$55.7	$55.7	$6.7	$56.2	$(118.6)	$55.7

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$185.0	$7.3	$132.5	$—	$324.8
Product updates and support fees	—	414.6	15.3	315.8	—	745.7

Software revenues	—	599.6	22.6	448.3	—	1,070.5
Consulting services and other fees	—	151.0	6.9	210.4	—	368.3

Total revenues	—	750.6	29.5	658.7	—	1,438.8

Operating expenses:
Cost of software license fees and subscriptions	—	38.2	4.2	19.7	0.5	62.6
Cost of product updates and support fees	—	62.7	1.3	65.9	2.4	132.3
Cost of consulting services and other fees	—	104.6	9.4	167.1	3.9	285.0
Sales and marketing	—	121.8	14.3	108.3	2.9	247.3
Research and development	—	108.6	4.6	87.4	5.7	206.3
General and administrative	—	16.9	62.3	42.7	(15.4)	106.5
Amortization of intangible assets and depreciation	—	73.9	6.6	45.9	—	126.4
Restructuring costs	—	1.5	0.2	9.6	—	11.3
Acquisition-related and other costs	—	(1.7)	0.2	0.8	—	(0.7)
Affiliate (income) expense, net	—	119.3	(92.7)	(26.6)	—	—

Total operating expenses	—	645.8	10.4	520.8	—	1,177.0

Income from operations	—	104.8	19.1	137.9	—	261.8

Other expense, net:
Interest expense, net	—	176.7	0.2	(0.2)	—	176.7
Affiliate interest (income) expense, net	—	(22.0)	(0.1)	22.1	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	(35.2)	—	1.1	—	(34.1)

Total other expense, net	—	119.5	0.1	23.0	—	142.6

Income (loss) before income tax	—	(14.7)	19.0	114.9	—	119.2
Income tax provision (benefit)	—	(5.4)	8.3	29.7	—	32.6
Equity in loss (earnings) of subsidiaries	(86.6)	(95.9)	—	—	182.5	—

Net income (loss)	86.6	86.6	10.7	85.2	(182.5)	86.6
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$86.6	$86.6	$10.7	$85.2	$(182.5)	$86.6

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(1.8)	$(1.8)	$5.4	$8.5	$(13.1)	$(2.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	2.4	—	2.4
Defined benefit plan funding status, net of tax	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	—	—

Total other comprehensive income (loss)	—	—	—	2.4	—	2.4

Comprehensive income (loss)	(1.8)	(1.8)	5.4	10.9	(13.1)	(0.4)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)

Comprehensive income (loss) attributable to Infor, Inc.	$(1.8)	$(1.8)	$5.4	$11.9	$(13.1)	$0.6

	Three Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$13.1	$13.1	$3.1	$5.6	$(21.8)	$13.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(80.0)	—	(80.0)
Defined benefit plan funding status, net of tax	—	—	—	0.6	—	0.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.5)	—	—	—	(2.5)

Total other comprehensive income (loss)	—	(2.5)	—	(79.4)	—	(81.9)

Comprehensive income (loss)	13.1	10.6	3.1	(73.8)	(21.8)	(68.8)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$13.1	$10.6	$3.1	$(73.8)	$(21.8)	$(68.8)

	Six Months Ended October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$55.7	$55.7	$6.7	$55.2	$(118.6)	$54.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(62.4)	—	(62.4)
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	0.6	—	—	—	0.6

Total other comprehensive income (loss)	—	0.6	—	(62.2)	—	(61.6)

Comprehensive income (loss)	55.7	56.3	6.7	(7.0)	(118.6)	(6.9)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)

Comprehensive income (loss) attributable to Infor, Inc.	$55.7	$56.3	$6.7	$(6.0)	$(118.6)	$(5.9)

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$86.6	$86.6	$10.7	$85.2	$(182.5)	$86.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(137.3)	—	(137.3)
Defined benefit plan funding status, net of tax	—	0.1	—	1.4	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(3.0)	—	—	—	(3.0)

Total other comprehensive income (loss)	—	(2.9)	—	(135.9)	—	(138.8)

Comprehensive income (loss)	86.6	83.7	10.7	(50.7)	(182.5)	(52.2)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$86.6	$83.7	$10.7	$(50.7)	$(182.5)	$(52.2)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended October 31, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$111.6	$2.6	$1.3	$—	$115.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(549.3)	—	—	—	(549.3)
Change in restricted cash	—	—	—	—	—	—
Purchases of property, equipment and software	—	(22.3)	(2.6)	(3.9)	—	(28.8)

Net cash used in investing activities	—	(571.6)	(2.6)	(3.9)	—	(578.1)

Cash flows from financing activities:
Dividends paid	—	(17.0)	—	—	—	(17.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.2)	—	(1.1)	—	(1.3)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(17.1)	—	—	—	(17.1)
(Payments) proceeds from affiliate within group	—	(11.6)	—	11.6	—	—
Deferred financing fees	—	(16.5)	—	—	—	(16.5)
Other	—	(0.8)	—	—	—	(0.8)

Net cash provided by (used in) financing activities	—	430.2	—	10.5	—	440.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.8)	—	(5.8)

Net increase (decrease) in cash and cash equivalents	—	(29.8)	—	2.1	—	(27.7)
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$56.9	$—	$442.1	$—	$499.0

	Six Months Ended October 31, 2014
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$61.5	$2.9	$(3.9)	$—	$60.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.3	—	0.7	—	19.0
Purchases of property, equipment and software	—	(6.9)	(2.9)	(10.5)	—	(20.3)

Net cash used in investing activities	—	(15.9)	(2.9)	(12.6)	—	(31.4)

Cash flows from financing activities:
Dividends paid	—	(42.7)	—	—	—	(42.7)
Loans to stockholders	—	(0.2)	—	—	—	(0.2)
Payments on capital lease obligations	—	(0.2)	—	(1.2)	—	(1.4)
Payments on long-term debt	—	(71.6)	—	—	—	(71.6)
(Payments) proceeds from affiliate within group	—	(0.3)	—	0.3	—	—
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(123.5)	—	(0.9)	—	(124.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23.2)	—	(23.2)

Net increase (decrease) in cash and cash equivalents	—	(77.9)	—	(40.6)	—	(118.5)
Cash and cash equivalents at the beginning of the period	—	136.6	—	310.5	—	447.1

Cash and cash equivalents at the end of the period	$—	$58.7	$—	$269.9	$—	$328.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results based on our new fiscal calendar. Accordingly, in this Quarterly Report on Form 10-Q, we have reported the second quarter of fiscal year 2016 as the three months ended October 31, 2015, and the second quarter of fiscal year 2015 as the three-month period ended October 31, 2014. The six-month period ended October 31, 2014 includes the results of May 2014, the last month of our previously reported fiscal year 2014. As a result, the year-to-date through October period of fiscal 2015 included three quarter-end months, May 2014, July 2014 and October 2014, when sales volumes tend to be higher. In contrast, the year-to-date through October period of fiscal 2016 included May 2015, the first month of the fiscal year, when sales volumes are ordinarily lower. This difference has resulted in difficult year-over-year comparisons for the year-to-date through October Period of fiscal 2016.

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended October 31, 2015, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2015, which are included in our Form 10-K/T, and related notes thereto.

Any reference to Infor, we, our, us or the Company refers to Infor, Inc. and its consolidated subsidiaries.

Management Overview

General

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We design, develop, market, distribute and service enterprise software applications that help organizations manage their businesses. We deliver integrated enterprise business solutions including customer relationship management (CRM), enterprise asset management (EAM), enterprise resource planning, financial management, human capital management (HCM), performance management, product lifecycle management, property management systems, central reservations systems, supplier relationship management and supply chain management (SCM), including business-specific inventory management, transportation logistics, manufacturing and warehouse management software. Infor also offers software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

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

We specialize in and target specific industries (or verticals) and have industry-specific business units that leverage our industry-oriented products and teams. We provide industry-specific enterprise software products to companies in the manufacturing, healthcare, distribution, public sector, automotive, service industries, equipment services, management and rental, consumer products and retail, and hospitality industries. Our industry-specific approach allows us to focus on specialized software programs that take less time and cost to meet target customers’ specific needs during periods of implementation and upgrade. Augmenting our vertical-specific applications, we have leading horizontal software applications, including our CRM, EAM, HCM, SCM and financial application suites, which, through our proprietary light-weight middleware solution ION®, are integrated with our enterprise software applications and sold across verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, a cloud infrastructure industry-leader.

We generate revenue primarily from the sale of perpetual software licenses granting customers use of our software products, providing access to software products through our Software-as-a-Service (SaaS) subscription offerings, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our product update and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 14,170 employees worldwide and have offices in 43 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2016, the Americas, EMEA and APAC regions generated approximately 63.1%, 29.7% and 7.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

Fiscal 2016 Acquisitions

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, Inc. (GT Nexus), for $550.0 million, net of cash acquired (the GT Nexus Acquisition). GT Nexus is a cloud-based SCM firm based in Oakland, California and provides the cloud platform that some of the world’s largest companies, across many sectors, such as manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations, enabling Infor to create a global commerce cloud providing end-to-end visibility and control across physical and financial supply chains. We funded the total consideration related to this transaction through the use of the proceeds of the issuance of our Senior Secured Notes discussed below, together with cash on hand and equity issued to certain shareholders and management of GT Nexus.

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

Financing Activities

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes. Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, and to pay related transaction fees and expenses. See Liquidity and Capital Resources – Long-Term Debt below for details.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with accounting principles generally accepted in the United States (GAAP). In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures as well. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP measures include non-GAAP revenues. See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding GAAP measures.

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

For the second quarter of fiscal 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 13.6% and 5.8%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2015. For the six months ended October 31, 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 16.0% and 7.1%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2015.

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period using constant currency disclosure. To present this information, the most current period results for our entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates (i.e., the average rates in effect in the prior comparable period) rather than the actual exchange rates in effect during the respective period. In each of the tables below, we present the percent change based on actual results in reported currency and in constant currency.

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended October 31,	to Currency	Constant		to Currency	Constant
2015 vs. 2014	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(6.3)	$13.4	$7.1	(4.8)%	10.1%	5.3%
Product updates and support fees	(20.8)	3.1	(17.7)	(5.6)	0.8	(4.8)

Software revenues	(27.1)	16.5	(10.6)	(5.4)	3.3	(2.1)
Consulting services and other fees	(13.6)	1.9	(11.7)	(7.6)	1.1	(6.5)

Total revenues	$(40.7)	$18.4	$(22.3)	(6.0)%	2.7%	(3.3)%

Total operating expenses	$(35.5)	$39.1	$3.6	(6.3)%	6.9%	0.6%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Six Months Ended October 31,	to Currency	Constant		to Currency	Constant
2015 vs. 2014	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(13.7)	$(50.2)	$(63.9)	(4.2)%	(15.5)%	(19.7)%
Product updates and support fees	(46.1)	11.3	(34.8)	(6.2)	1.5	(4.7)

Software revenues	(59.8)	(38.9)	(98.7)	(5.6)	(3.6)	(9.2)
Consulting services and other fees	(30.6)	(5.9)	(36.5)	(8.3)	(1.6)	(9.9)

Total revenues	$(90.4)	$(44.8)	$(135.2)	(6.3)%	(3.1)%	(9.4)%

Total operating expenses	$(77.6)	$7.9	$(69.7)	(6.6)%	0.7%	(5.9)%

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2016.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2016 vs. 2015		October 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$139.9	$132.8	5.3%	10.1%	$260.9	$324.8	(19.7)%	(15.5)%
Product updates and support fees	354.3	372.0	(4.8)	0.8	710.9	745.7	(4.7)	1.5

Software revenues	494.2	504.8	(2.1)	3.3	971.8	1,070.5	(9.2)	(3.6)
Consulting services and other fees	169.1	180.8	(6.5)	1.1	331.8	368.3	(9.9)	(1.6)

Total revenues	663.3	685.6	(3.3)	2.7	1,303.6	1,438.8	(9.4)	(3.1)

Operating expenses:
Cost of software license fees and subscriptions	39.6	29.0	36.6	41.7	70.8	62.6	13.1	17.3
Cost of product updates and support fees	63.1	65.5	(3.7)	2.6	124.8	132.3	(5.7)	1.2
Cost of consulting services and other fees	140.0	138.5	1.1	9.8	278.8	285.0	(2.2)	7.3
Sales and marketing	106.5	119.6	(11.0)	(5.9)	207.9	247.3	(15.9)	(10.8)
Research and development	99.7	104.3	(4.4)	0.1	198.9	206.3	(3.6)	1.6
General and administrative	46.7	46.1	1.3	10.4	90.9	106.5	(14.6)	(6.2)
Amortization of intangible assets and depreciation	58.7	61.3	(4.2)	0.0	115.4	126.4	(8.7)	(4.0)
Restructuring costs	6.4	3.8	68.4	76.3	8.2	11.3	(27.4)	(22.1)
Acquisition-related and other costs	9.6	(1.4)	NM	NM	11.6	(0.7)	NM	NM

Total operating expenses	570.3	566.7	0.6	6.9	1,107.3	1,177.0	(5.9)	0.7

Income from operations	93.0	118.9	(21.8)	(17.4)	196.3	261.8	(25.0)	(20.1)

Interest expense, net	78.5	88.0	(10.8)	(10.8)	151.1	176.7	(14.5)	(14.5)
Other (income) expense, net	10.8	(2.0)	NM	NM	(26.4)	(34.1)	(22.6)	(19.6)

Income before income tax	3.7	32.9	(88.8)	(78.1)	71.6	119.2	(39.9)	(28.4)
Income tax provision	6.5	19.8	(67.2)	(66.2)	16.9	32.6	(48.2)	(46.9)

Net income (loss)	(2.8)	13.1	NM	NM	54.7	86.6	(36.8)	(21.4)
Net loss attributable to noncontrolling interests	(1.0)	—	NM	NM	(1.0)	—	NM	NM

Net income (loss) attributable to Infor, Inc.	$(1.8)	$13.1	NM %	NM %	$55.7	$86.6	(35.7)%	(20.2)%

*	NM—Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and six-month periods ended October 31, 2015 and 2014, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2016 vs. 2015		October 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$139.9	$132.8	5.3%	10.1%	$260.9	$324.8	(19.7)%	(15.5)%
Product updates and support fees	354.3	372.0	(4.8)	0.8	710.9	745.7	(4.7)	1.5

Software revenues	494.2	504.8	(2.1)	3.3	971.8	1,070.5	(9.2)	(3.6)
Consulting services and other fees	169.1	180.8	(6.5)	1.1	331.8	368.3	(9.9)	(1.6)

Total revenues	$663.3	$685.6	(3.3)%	2.7%	$1,303.6	$1,438.8	(9.4)%	(3.1)%

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

Total revenues increased 2.7% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, excluding the unfavorable foreign currency impact of 6.0%. On a constant currency basis, the increase was primarily due to higher software license fees and subscriptions revenues, which were up 10.1%. Product updates and support fees increased 0.8% and our consulting services and other fees revenues increased 1.1%. The increase in total revenues also reflects the inclusion of the results of operations of GT Nexus in the current quarter.

For the six-month period ended October 31, 2015, total revenues decreased by 3.1% compared to the six-month period ended October 31, 2014, excluding the unfavorable foreign currency impact of 6.3%. On a constant currency basis, the year-to-date decrease was primarily due to lower perpetual license revenues within software license fees and subscriptions revenues, which were down 15.5% compared to the similar period last year as well as a 1.6% decrease in our consulting services and other fees revenues. These decreases were somewhat offset by a 1.5% increase in our product updates and support fees. The decrease in our year-to-date perpetual license revenues within software license fees and subscription revenues was primarily due to the reporting for our change in fiscal year end beginning in the first quarter of fiscal 2015. As a result of changing our fiscal year to April 30, the first six months of fiscal 2015 was reported as the six months ended October 31, 2014, which included May 2014, the last month of our fiscal 2014 as previously reported. Due to our normal quarterly business cycle, we experience a significantly higher level of transaction activity in the last month of a quarter compared to the first month of the quarter as there is a strong push to meet quarter-end quotas and sales compensation targets. As a result, the first six months of fiscal 2015 included three quarter-end months, May 2014 (the last month of the last quarter of fiscal 2014) and July and October 2014 (the last months of the first and second quarters of fiscal 2015). In comparison, the first six months of fiscal 2016 included the typically lower-volume first month of the quarter, May 2015, and the quarter-end months of July and October 2015. These differences result in difficult year-over-year comparisons for the year-to-date period. Comparing May 2015 to May 2014, on a constant currency basis, total revenues decreased significantly which more than offset an increase in total revenues over the June to October 2015 period compared to the similar five months last year.

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

In the second quarter of fiscal 2016, software license fees and subscriptions revenues increased by 10.1% compared to the second quarter of fiscal 2015, excluding the unfavorable foreign currency impact of 4.8%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2016, which contributed an increase of 20.7 points. The increase in SaaS revenues was across all geographic regions, especially in the Americas, as we continued to see strong demand for our CloudSuite and other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of the GT Nexus Acquisition, which was consummated on September 18, 2015, with no related amounts in the corresponding prior period. This increase was somewhat offset by lower perpetual license fees revenues, which resulted in a 10.6 point decrease in the second quarter. The decrease in perpetual license fees revenues was experienced across all of our geographic regions, but primarily in the Americas. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the six-month period ended October 31, 2015, license fees and subscriptions revenues decreased by 15.5%, compared to the six-month period ended October 31, 2014, excluding the unfavorable foreign currency impact of 4.2%. At constant currency, we reported higher year-to-date SaaS revenues for fiscal 2016 across all geographic regions, primarily the Americas, which contributed an increase of 12.8 points. This increase was more than offset by lower perpetual license fees revenues, which resulted in a 28.3 point decrease in the first six months of fiscal 2016. The decrease in perpetual license fees revenues was experienced across all of our geographic regions, primarily the Americas. At constant currency, we believe the year-to-date decrease was primarily the result of reporting for our change in fiscal year end as explained above. Our year-to-date license fees comparison was negatively affected by the change in our fiscal year which drove the focus of our fourth quarter quarterly sales cycle to April 30 in fiscal 2015 compared to May 31 in fiscal 2014. During May 2015, the first month of fiscal 2016, we saw a significant decrease in license transactions and license fees revenues compared to May 2014, the last month of our previously reported fiscal 2014. The decrease related to the difficult May year-over-year comparables. In addition, we continued to see a shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which also negatively impacted license fees revenues in the year-to-date period. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

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

Product updates and support fees increased by 0.8%, excluding the unfavorable foreign currency impact of 5.6%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Product updates and support fees increased by 1.5%, excluding the unfavorable foreign currency impact of 6.2%, in the six-month period ended October 31, 2015, compared to the six-month period ended October 31, 2014.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. The increases in product updates and support fees were across all geographic regions. We continue to experience maintenance retention rates of over 93.0%.

Consulting Services and Other Fees. Our consulting services and other fees revenues consist primarily of software-related services, including systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services for customers who have licensed our products. Consulting services and other fees revenues also includes revenues related to hardware systems products and Inforum, our customer event.

Consulting services and other fees increased by 1.1%, excluding the unfavorable foreign currency impact of 7.6%, in the current quarter compared to the second quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 3.1 points compared to the second quarter last year, with an increase in the Americas region offsetting decreases in the APAC and EMEA regions. This increase was somewhat offset by a 2.1 point decrease in other fees revenues primarily due to fees received in the second quarter of fiscal 2015 related to Inforum, our customer event, with no corresponding amount in the current period.

Consulting services and other fees decreased by 1.6%, excluding the unfavorable foreign currency impact of 8.3%, in the six-month period ended October 31, 2015, compared to the six-month period ended October 31, 2014. At constant currency, year-to-date decreases in consulting services revenues accounted for a decrease of 0.9 points compared to the corresponding period last year. We experienced decreases in the EMEA and APAC regions which were somewhat offset by an increase in consulting services revenues in the Americas region. In addition, lower other fees revenues accounted for a 0.7 point decrease in the current six-month period compared to the similar period last year.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $796.9 million at October 31, 2015, compared to $894.1 million at April 30, 2015 and $785.3 million at October 31, 2014.

The following table sets forth the components of deferred revenue as of October 31, 2015, April 30, 2015 and October 31, 2014:

	October 31,	April 30,	October 31,
(in millions)	2015	2015	2014
Software license fees and subscriptions	$96.8	$79.5	$56.9
Product updates and support fees	647.5	754.9	669.9
Consulting services and other fees	52.6	59.7	58.5

Total deferred revenue	796.9	894.1	785.3
Less: current portion	777.5	867.0	766.4

Deferred revenue—non-current	$19.4	$27.1	$18.9

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

Operating Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2016 vs. 2015		October 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$39.6	$29.0	36.6%	41.7%	$70.8	$62.6	13.1%	17.3%
Cost of product updates and support fees	63.1	65.5	(3.7)	2.6	124.8	132.3	(5.7)	1.2
Cost of consulting services and other fees	140.0	138.5	1.1	9.8	278.8	285.0	(2.2)	7.3
Sales and marketing	106.5	119.6	(11.0)	(5.9)	207.9	247.3	(15.9)	(10.8)
Research and development	99.7	104.3	(4.4)	0.1	198.9	206.3	(3.6)	1.6
General and administrative	46.7	46.1	1.3	10.4	90.9	106.5	(14.6)	(6.2)
Amortization of intangible assets and depreciation	58.7	61.3	(4.2)	0.0	115.4	126.4	(8.7)	(4.0)
Restructuring costs	6.4	3.8	68.4	76.3	8.2	11.3	(27.4)	(22.1)
Acquisition-related and other costs	9.6	(1.4)	NM	NM	11.6	(0.7)	NM	NM

Total operating expenses	$570.3	$566.7	0.6%	6.9%	$1,107.3	$1,177.0	(5.9)%	0.7%

*	NM—Percentage not meaningful

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

Cost of software license fees and subscriptions increased by 41.7%, excluding the favorable foreign currency impact of 5.1%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. At constant currency, this increase was primarily due to a 35.9 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the second quarter of fiscal 2016 as well as a 3.8 point increase related to higher third-party royalties and a 1.8 point increase related to higher channel partner commissions due to the mix of license fees revenues in the current quarter.

Cost of license fees and subscriptions for the first six months of fiscal 2016 increased by 17.3%, excluding the favorable foreign currency impact of 4.2%, compared to the first six months of fiscal 2015. At constant currency, this increase was primarily due to a 30.9 point increase related to higher SaaS costs in-line with higher subscriptions revenues. This increase was somewhat offset by a 9.5 point decrease related to lower channel partner commissions and a 3.9 point decrease related to lower third-party royalties, in-line with the lower year-to-date license fees revenues.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 2.6%, excluding the favorable foreign currency impact of 6.3%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. At constant currency, the increase was primarily due to a 7.6 point increase related to higher third-party royalties and a 4.2 point increase related to higher professional fees. These increases were somewhat offset by a 6.0 point decrease in employee-related support costs and a 1.0 point decrease in allocations due to lower headcount in our customer support organization in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. In addition, lower channel partner commissions resulted in a 2.1 point decrease.

For the first six months of fiscal 2016, cost of product updates and support fees increased by 1.2%, excluding the favorable foreign currency impact of 6.9%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to a 5.5 point increase related to higher third-party royalties and a 4.2 point increase related to higher professional fees. These increases were somewhat offset by a 6.4 point decrease in employee-related support costs and allocations in-line with lower headcount and a 1.9 point decrease due to lower channel partner commissions.

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

Cost of consulting services and other fees increased by 9.8%, excluding the favorable foreign currency impact of 8.7%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services increased 6.7 points due to higher employee-related costs due to higher headcount in our professional services organizations, 2.1 points related to an increase in billable contractor costs and 1.3 points related to an increase in other costs. These increases were somewhat offset by a 0.3 point decrease due to lower professional fees.

For the first six months of fiscal 2016, cost of consulting services and other fees increased by 7.3%, excluding the favorable foreign currency impact of 9.5%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to a 5.4 point increase in employee-related costs, a 1.8 point increase due to higher billable contractor costs and a 0.3 point increase related to other costs. These increases were somewhat offset by a 0.2 point decrease due to lower professional fees.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our customer event.

Sales and marketing expenses decreased by 5.9%, excluding the favorable foreign currency impact of 5.1%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. On a constant currency basis, the decrease in sales and marketing expenses was primarily due to a decrease of 3.9 points due to lower marketing program costs and a decrease of 2.0 points due to lower employee-related sales costs and related allocations, primarily lower commission costs in-line with lower licensing activity year-over-year, as well as a decrease in equity-based compensation. In addition, sales and marketing expenses decreased 0.3 points due to lower professional fees. These decreases were somewhat offset by a 0.3 point increase in other sales and marketing costs.

Sales and marketing expenses decreased by 10.8%, excluding the favorable foreign currency impact of 5.1%, in the six-month period ended October 31, 2015, compared to the six-month period ended October 31, 2014. On a constant currency basis, the year-to-date decrease in sales and marketing expenses was primarily due to a decrease of 8.1 points due to lower employee-related sales costs and related allocations, primarily lower commission costs in-line with lower licensing activity year-over-year, as well as a decrease in equity-based compensation. In addition, sales and marketing expenses decreased 2.6 points due to lower marketing program costs and 0.2 points due to lower professional fees.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 0.1%, excluding the favorable foreign currency impact of 4.5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. On a constant currency basis, research and development expenses increased 7.2 points related to higher professional fees, 0.4 points as a result of higher employee-related costs and 0.7 points related to an increase in other development costs in the second quarter of fiscal 2016 compared to the second quarter last year. These increases were somewhat offset by a 7.3 point decrease related to higher capitalization of software development costs in the current quarter as compared to the second quarter last year and 0.9 points due to a decrease in overhead allocations.

Research and development expenses increased 1.6%, excluding the favorable foreign currency impact of 5.2%, in the six-month period ended October 31, 2015, compared to the six-month period ended October 31, 2014. On a constant currency basis, research and development expenses increased 6.6 points related to higher professional fees, 0.3 points as a result of higher employee-related costs and 0.6 points related to an increase in other development costs. These increases were somewhat offset by a 4.8 point decrease related to higher capitalization of software development costs year-to-date as compared to the corresponding period last year and 1.1 points due to a decrease in overhead allocations.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 10.4%, excluding the favorable foreign currency impact of 9.1%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. On a constant currency basis, general and administrative expenses increased approximately 5.4 points due to an increase in other employee-related costs, 2.8 points related to overhead allocations, 2.5 points related to higher consulting and professional fees, and a net increase of 2.2 points in other general and administrative expenses. These increases were partially offset by 2.5 points due to lower share-based compensation in the quarter.

General and administrative expenses decreased by 6.2%, excluding the favorable foreign currency impact of 8.4%, in the six-month period ended October 31, 2015, compared to the six-month period ended October 31, 2014. On a constant currency basis, year-to-date general and administrative expenses decreased approximately 7.2 points due to lower legal settlement costs incurred in the first six months of fiscal 2016 compared to the corresponding period last year, 3.7 points due to lower year-to-date share-based compensation, 0.6 points related to lower consulting and professional fees and a net decrease of 2.0 points in other general and administrative expenses. These decreases were partially offset by an increase of 4.3 points due to higher employee-related costs and 3.0 points related to overhead allocations.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangibles assets and depreciation was relatively flat, excluding the favorable impact of foreign currency of 4.2%, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

In the six-month period ended October 31, 2015, amortization of intangible assets and depreciation decreased by 4.0%, compared with the six-month period ended October 31, 2014, excluding the favorable impact of foreign currency of 4.7%.

The year-to-date decrease resulted primarily from certain of our assets being fully amortized or depreciated in fiscal 2015 with no corresponding expense recorded in fiscal 2016. These decreases were somewhat offset by additional amortization expense related to intangible assets recorded as part of our recent acquisitions.

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. See Note 10, Restructuring Charges.

We recorded restructuring charges of approximately $6.4 million and $3.8 million in the second quarter of fiscal 2016 and in the second quarter of fiscal 2015, respectively, related to our various restructuring actions.

We incurred restructuring charges of $8.2 million in the six-month period ended October 31, 2015, compared to $11.3 million in the six-month period ended October 31, 2014.

The restructuring charges recorded to date in fiscal 2016 included approximately $6.1 million related to employee severance costs and $2.1 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions across all functions primarily in the Americas and EMEA regions. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

The restructuring charges recorded in fiscal 2015 were related to employee severance costs primarily for personnel in our Americas and EMEA sales function, our professional services function in EMEA and product development functions.

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

In the second quarter of fiscal 2016, we recorded acquisition-related and other costs of $9.6 million, an increase of approximately $11.0 million compared to a $1.4 million net credit in the second quarter of fiscal 2015.

For the six months ended October 31, 2015, acquisition-related and other costs totaled $11.6 million, a change of approximately $12.3 million compared to $0.7 million net credit in the comparable six months of fiscal 2015.

For the three and six months ended October 31, 2015, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September as well as to adjust the estimated fair value of our contingent consideration liability related to previous acquisitions. For the three and six months ended October 31, 2014, acquisition-related and other costs net credit related primarily to adjustments to the estimated fair value of our contingent consideration liabilities which were somewhat offset by costs related to acquisitions.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2016 vs. 2015		October 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
Interest expense, net	$78.5	$88.0	(10.8)%	(10.8)%	$151.1	$176.7	(14.5)%	(14.5)%
Other (income) expense, net	10.8	(2.0)	NM	NM	(26.4)	(34.1)	(22.6)	(19.6)

Total non-operating expenses	$89.3	$86.0	3.8%	5.8%	$124.7	$142.6	(12.6)%	(13.3)%

*	NM—Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $9.5 million, or 10.8%, to $78.5 million in the quarter ended October 31, 2015, compared to $88.0 million in the quarter ended October 31, 2014. The quarter-over-quarter decrease in our interest expense was primarily due to the refinancing of our Senior Notes in the fourth quarter of fiscal 2015 at more favorable interest rates somewhat offset by interest on our Senior Secured Notes issued in the second quarter of fiscal 2016. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $11.8 million and amortization of deferred financing fees and net debt discounts decreased $0.5 million in the second quarter of fiscal 2016 compared to the second quarter last year. These decreases were somewhat offset by $3.0 million of additional interest related to our interest rate swaps.

Interest expense, net decreased by $25.6 million, or 14.5% to $151.1 million in the six-month period ended October 31, 2015, compared to $176.7 million in the six-month period ended October 31, 2014. Year-to-date, the decrease was primarily due to our refinancing transactions which resulted in a $29.5 million decrease in our interest expense and a $1.7 million decrease in the amortization of deferred financing fees and net debt discounts, which were somewhat offset by a $5.9 million increase in interest related to our interest rate swaps.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $10.8 million in the quarter ended October 31, 2015, compared to $2.0 million net income in the quarter ended October 31, 2014. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first six months of fiscal 2016, other (income) expense, net was net income of $26.4 million compared to net income of $34.1 million in the six-month period ended October 31, 2014. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2016 vs. 2015		October 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
Income tax provision	$6.5	$19.8	(67.2)%	(66.2)%	$16.9	$32.6	(48.2)%	(46.9)%
Effective income tax rate	175.7%	60.2%			23.6%	27.3%

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

The change in our effective tax rate for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily driven by a reduction in the amount of unrecognized tax benefits, a reduction in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to U.S. taxes, an increase in nondeductible taxable income, and an increase in the proportion of earnings subject to lower foreign tax rates.

The change in our effective tax rate for the first six months of fiscal 2016 compared to the corresponding period of fiscal 2015 was primarily driven by a decrease in the amount of unrecognized tax benefits, an increase in the valuation allowances for various foreign deferred tax assets, an increase in foreign earnings subject to U.S. taxes, a reduction in the amount of nondeductible taxable income, and an increase in the proportion of foreign earnings subject to lower tax rates.

During fiscal 2015, we continued to examine various tax structuring alternatives that may be executed during fiscal year 2016, which would provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases, specifically in the Netherlands. In the Netherlands, the Company continues to remain in a 3-year cumulative loss position as of October 31, 2015 for certain subsidiaries, which constitutes significant negative evidence in our valuation allowance considerations. Based on projected future earnings, the 3-year cumulative income/loss analysis and the evaluation of certain tax planning strategies that would utilize available net operating losses prior to expiration, it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s Netherlands deferred tax assets.

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

The method we use to produce non-GAAP results is not in accordance with GAAP and may differ from the methods used by other companies. These non-GAAP results should not be regarded as a substitute for corresponding GAAP measures, but instead should be utilized as a supplemental measure of operating performance in evaluating our business. Non-GAAP measures have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP results provided for each period presented below.

Non-GAAP Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2016 vs. 2015		Six Months Ended October 31,		Year-to-Date Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2015	2014	Actual	Constant Currency	2015	2014	Actual	Constant Currency
GAAP revenues	$663.3	$685.6	(3.3)%	2.7%	$1,303.6	$1,438.8	(9.4)%	(3.1)%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	4.3	0.2			4.3	0.8
Purchase accounting impact on product updates and support fees	0.1	1.3			0.5	1.4
Purchase accounting impact on consulting services and other fees	—	0.1			—	0.3

Total non-GAAP revenue adjustments	4.4	1.6			4.8	2.5

Non-GAAP revenues	$667.7	$687.2	(2.8)%	3.1%	$1,308.4	$1,441.3	(9.2)%	(3.0)%

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

Liquidity and Capital Resources

(in millions, except percentages)	Six Months Ended October 31,
Cash Flows	2015	2014	Change
Cash provided by (used in):
Operating activities	$115.5	$60.5	90.9%
Investing activities	(578.1)	(31.4)	NM
Financing activities	440.7	(124.4)	NM
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(23.2)	(75.0)

Net change in cash and cash equivalents	$(27.7)	$(118.5)	(76.6)%

*	NM—Percentage not meaningful

(in millions, except percentages) Capital Resources	October 31, 2015	April 30, 2015	Change
Working capital deficit	$(216.1)	$(226.4)	(4.5)%
Cash and cash equivalents	$499.0	$526.7	(5.3)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales, SaaS subscription arrangements and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines, which could have a material effect on our capital resources.

In the first six months of fiscal 2016, we completed the GT Nexus Acquisition for $550.0 million, net of cash acquired. In the comparable six months last year, we completed one acquisition for a purchase price of $30.1 million, net of cash acquired. See Note 3, Acquisitions.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our Form 10-K/T, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents, borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2016 and for the foreseeable future. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended October 31, 2015, was $115.5 million. Our net income adjusted for non-cash items provided $154.3 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $38.8.million. The uses of cash were primarily from a $104.1 million decrease in deferred revenue, as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, and a $12.2 million increase in prepaid expenses and other assets. These uses of cash were partially offset by a $38.0 million increase in accounts payable, accrued expenses and other liabilities and a $36.5 million decrease in accounts receivable, net.

Net cash provided by operating activities for the six-month period ended October 31, 2014, was $60.5 million. Our net income plus non-cash items provided $191.8 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $131.3 million. The uses of cash were primarily from a $102.9 million decrease in deferred revenue, largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, a $26.1 million increase in accounts receivable, net, and a $19.7 million decrease in accounts payable, accrued expenses and other liabilities. These uses of cash were partially offset by $22.4 million related to our income tax receivable/payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $578.1 million in the six-month period ended October 31, 2015. The primary uses of cash were $549.3 million net cash used for our acquisition of GT Nexus and $28.8 million used to purchase property, equipment and software.

Net cash used in investing activities was $31.4 million in the six-month period ended October 31, 2014. The primary uses of cash were $30.1 million net cash used for our acquisitions and $20.3 million used to purchase property, equipment and software, which was partially offset by a $19.0 million decrease in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was $440.7 million in the six-month period ended October 31, 2015. The source of cash was $495.0 proceeds from the issuance of debt in connection with the GT Nexus Acquisition. This was partially offset by uses of cash, primarily $17.1 million in debt repayments, $17.0 million in dividend payments and $16.5 million in deferred financing fees related to the issuance of our Senior Secured Notes.

Net cash used in financing activities was $124.4 million in the six-month period ended October 31, 2014. The primary uses of cash were $71.6 million in debt repayments and $42.7 million dividend payments.

Effect of Exchange Rate Changes

For the six months ended October 31, 2015, changes in foreign currency exchange rates resulted in a $5.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $23.2 million during the six months ended October 31, 2014.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $216.1 million at October 31, 2015, compared to $226.4 million at April 30, 2015. At October 31, 2015, our cash decreased by $27.7 million compared to the balance at April 30, 2015. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of our fiscal 2016, the most significant changes in our current assets were a $12.9 million increase in prepaid expenses and a decrease in our accounts receivable, net, of $11.2 million. During this period, the most significant changes in our current liabilities were a decrease in deferred revenue of $89.5 million as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance and support subscription renewals, and an increase in accrued expenses of $59.5 million, primarily due to the timing of interest payments related to our Senior Notes.

Cash and Cash Equivalents

As of October 31, 2015, we had $499.0 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of October 31, 2015, $69.2 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $429.8 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2015			April 30, 2015
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$464.3	$460.2	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,460.3	2,377.6	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	372.7	367.9	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.0	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	385.2	379.8	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	479.3	5.750%	—	—	—
Deferred financing fees, debt discounts and premiums, net	(128.7)	—		(118.2)	—

Total long-term debt	5,683.8	5,683.8		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,683.7	$5,683.7		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of October 31, 2015, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our Senior Notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2015, included in our Form 10-K/T, for a description of each amendment.

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

In connection with the issuance of the Senior Notes, we entered into registration rights agreements with the initial purchasers of the Senior Notes. Under the registration rights agreements, we agreed to file with the SEC a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes on April 1, 2015.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes were redeemable by Infor on or prior to November 25, 2015, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to such redemption date.

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Restricted Cash

We had approximately $8.6 million of restricted cash as of October 31, 2015, of which approximately $1.0 million and $7.6 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Form 10-K/T, our total contractual obligations at April 30, 2015, were $7,331.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended October 31, 2015, other than the issuance of our Senior Secured Notes on August 25, 2015. See Note 11, Debt – First Lien Senior Secured Notes. At October 31, 2015, we had recorded a liability for uncertain tax positions of $142.6 million. Over the next 12 months, we expect a net reduction of approximately $28.2 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 42.6% and 47.1% of our total revenues for the second quarter of fiscal 2016 and 2015, respectively. International cost of revenues and operating expenses accounted for 42.0% and 46.7% of our total cost of revenues and operating expenses for the second quarter of fiscal 2016 and 2015, respectively. For the first six months of fiscal 2016 and 2015, international revenues represented 43.0% and 48.1% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 43.1% and 47.6% of our total cost of revenues and operating expenses for the first six months of fiscal 2016 and 2015, respectively.

As of October 31, 2015 and April 30, 2015, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.8% and 3.4%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.0% and 1.1% as of October 31, 2015 and April 30, 2015, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.4% and 0.6% as of October 31, 2015 and April 30, 2015, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of October 31, 2015 and April 30, 2015, we had $5.7 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at October 31, 2015, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On October 31, 2015, the three-month LIBOR and EURIBOR rates were 0.33% and -0.07%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the October 31, 2015, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.7% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS

A detailed discussion of our risk factors can be found in our Form 10-K/T, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of our Form 10-K/T. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

INFOR, INC

Date: December 11, 2015	By:	/s/ JEFFREY M. LABORDE
Jeffrey M. Laborde
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

4.1†	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (filed with Infor, Inc.’s Current Report on Form 8-K filed on August 27, 2015 (Reg. No. 333-183494) and incorporated herein by reference).

4.2†	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.1)

10.1†*	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust (filed with Infor, Inc.’s Quarterly Report on Form 10-Q filed on September 3, 2015 (Reg. No. 333-183494) and incorporated herein by reference).

10.2†	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto (filed with Infor, Inc.’s Quarterly Report on Form 10-Q filed on September 3, 2015 (Reg. No. 333-183494) and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Jeffrey M. Laborde

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Jeffrey M. Laborde

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Previously filed.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the Agreement and Plan of Merger. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at October 31, 2015 and April 30, 2015,
ii.	Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2015 and 2014,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2015 and 2014,
iv.	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2015 and 2014, and
v.	Notes to Condensed Consolidated Financial Statements.