Form 10-Q
period 2016-01-31
Infor, Inc.
filed 2016-03-04
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note: The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but has not been subject to such filing requirements for the past 90 days since the Company’s registration statement on Form S-4 became effective on February 12, 2016.

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

The number of shares of our common stock outstanding on February 29, 2016, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (Quarterly Report) for the quarter ended January 31, 2016, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K/T for our fiscal year ended April 30, 2015, filed with the SEC on June 26, 2015 (our Form 10-K/T), and those that may be discussed in this Quarterly Report under Part II, Item 1A, Risk Factors.

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

Change in Fiscal Year

Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on April 30 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we have changed our fiscal year end to April 30 effective beginning with our fiscal year 2015. In addition, in transitioning to our new fiscal year end, we reported fiscal 2015 as the 11-month transition period of June 1, 2014 through April 30, 2015. Any reference to fiscal 2015 means the 11-month transition period. See Note 1, Nature of Business and Basis of Presentation - Fiscal Year, for further information.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	January 31,	April 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$521.9	$526.7
Accounts receivable, net	371.7	338.0
Prepaid expenses	148.6	113.9
Income tax receivable	68.0	49.6
Other current assets	17.5	17.8
Deferred tax assets	40.3	30.8

Total current assets	1,168.0	1,076.8
Property and equipment, net	113.5	81.8
Intangible assets, net	940.1	731.0
Goodwill	4,308.1	4,045.8
Deferred tax assets	62.6	72.8
Other assets	99.4	40.3

Total assets	$6,691.7	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75.0	$62.4
Income taxes payable	41.8	33.5
Accrued expenses	355.2	339.1
Deferred tax liabilities	0.7	1.1
Deferred revenue	902.3	867.0
Current portion of long-term obligations	0.1	0.1

Total current liabilities	1,375.1	1,303.2
Long-term debt, net	5,669.4	5,226.7
Deferred tax liabilities	161.4	107.0
Other long-term liabilities	210.4	208.4

Total liabilities	7,416.3	6,845.3

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	133.7	—

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2016 and April 30, 2015	—	—
Additional paid-in capital	1,198.6	1,209.1
Receivable from stockholders	(36.9)	(35.3)
Accumulated other comprehensive (loss) income	(311.4)	(240.6)
Accumulated deficit	(1,718.5)	(1,730.0)

Total Infor, Inc. stockholders’ deficit	(868.2)	(796.8)
Noncontrolling interests	9.9	—

Total stockholders’ deficit	(858.3)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,691.7	$6,048.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
Software license fees and subscriptions	$159.0	$129.2	$419.9	$454.0
Product updates and support fees	349.2	365.2	1,060.1	1,110.9

Software revenues	508.2	494.4	1,480.0	1,564.9
Consulting services and other fees	163.4	163.0	495.2	531.3

Total revenues	671.6	657.4	1,975.2	2,096.2

Operating expenses:
Cost of software license fees and subscriptions(1)	45.7	30.9	116.5	93.5
Cost of product updates and support fees (1)	61.7	67.3	186.5	199.6
Cost of consulting services and other fees (1)	141.2	136.5	420.0	421.5
Sales and marketing	109.6	107.7	317.5	355.0
Research and development	114.5	101.6	313.4	307.9
General and administrative	52.8	45.5	143.7	152.0
Amortization of intangible assets and depreciation	65.6	60.1	181.0	186.5
Restructuring costs	12.2	0.3	20.4	11.6
Acquisition-related and other costs	3.4	(1.2)	15.0	(1.9)

Total operating expenses	606.7	548.7	1,714.0	1,725.7

Income from operations	64.9	108.7	261.2	370.5

Other expense, net:
Interest expense, net	80.5	86.6	231.6	263.3
Other (income) expense, net	35.7	(40.8)	9.3	(74.9)

Total other expense, net	116.2	45.8	240.9	188.4

Income (loss) before income tax	(51.3)	62.9	20.3	182.1
Income tax provision (benefit)	(5.7)	11.6	11.2	44.2

Net income (loss)	(45.6)	51.3	9.1	137.9
Net loss attributable to noncontrolling interests	(1.4)	—	(2.4)	—

Net income (loss) attributable to Infor, Inc.	$(44.2)	$51.3	$11.5	$137.9

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net income (loss)	$(45.6)	$51.3	$9.1	$137.9

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(11.9)	(160.9)	(74.3)	(298.2)
Change in defined benefit plan funding status, net of tax	1.2	0.6	1.4	2.1
Unrealized gain (loss) on derivative instruments, net of tax	1.1	(2.3)	1.7	(5.3)

Total other comprehensive income (loss)	(9.6)	(162.6)	(71.2)	(301.4)

Comprehensive income (loss)	(55.2)	(111.3)	(62.1)	(163.5)

Noncontrolling interests comprehensive income (loss)	(1.8)	—	(2.8)	—

Comprehensive income (loss) attributable to Infor, Inc.	$(53.4)	$(111.3)	$(59.3)	$(163.5)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net income	$9.1	$137.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.0	186.5
Provision for doubtful accounts, billing adjustments and sales allowances	14.7	13.8
Deferred income taxes	(13.9)	(25.1)
Non-cash loss (gain) on foreign currency	9.5	(74.8)
Non-cash interest	19.2	20.0
Equity-based compensation expense	18.9	16.8
Other	1.3	(3.0)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(41.0)	(15.9)
Accounts receivable, net	(16.4)	(61.8)
Income tax receivable/payable, net	(18.7)	28.4
Deferred revenue	27.5	8.0
Accounts payable, accrued expenses and other liabilities	30.3	30.9

Net cash provided by operating activities	221.5	261.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(549.6)	(30.1)
Purchase of other investments	(25.0)	—
Change in restricted cash	(3.2)	18.0
Purchases of property, equipment and software	(49.4)	(28.8)

Net cash used in investing activities	(627.2)	(40.9)

Cash flows from financing activities:
Dividends paid	(35.0)	(42.7)
Loans to stockholders	(1.6)	(0.2)
Payments on capital lease obligations	(2.4)	(2.1)
Proceeds from issuance of debt	495.0	—
Payments on long-term debt	(25.6)	(80.2)
Deferred financing fees	(16.5)	—
Other	(1.2)	(8.5)

Net cash provided by (used in) financing activities	412.7	(133.7)

Effect of exchange rate changes on cash and cash equivalents	(11.8)	(48.4)

Net increase (decrease) in cash and cash equivalents	(4.8)	38.7
Cash and cash equivalents at the beginning of the period	526.7	447.1

Cash and cash equivalents at the end of the period	$521.9	$485.8

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in the manufacturing, healthcare, distribution, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. We serve a large, diverse and sophisticated customer base across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Our software and services offerings help our customers automate and integrate their critical business processes, which enables them to better manage their business operations generally as well as their suppliers, partners, customers and employees. Our industry-specific approach allows us to focus on specialized software programs that take less time and cost to tailor to target customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

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

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. Our Condensed Consolidated Financial Statements include the accounts of Infor, Inc. and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. Our investments in other non-consolidated entities are accounted for using the equity method or cost method depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. All significant intercompany accounts and transactions have been eliminated.

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

Noncontrolling Interests

We consolidate our majority-owned subsidiaries and reflect redeemable noncontrolling interests and noncontrolling interests on our Condensed Consolidated Balance Sheets for the portion of those entities that we do not own as mezzanine equity on our Condensed Consolidated Balance Sheets and as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders, respectively. The redeemable noncontrolling interests’ and noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Operations, and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Condensed Consolidated Balance Sheets, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interest that we report relates to an 18.52% interest in GT Nexus, Inc. (GT Nexus) that Infor does not own. See Note 3, Acquisitions. The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below).

The following table presents a summary of the changes in the redeemable noncontrolling interests for the periods indicated:

(in millions)	Three Months Ended January 31, 2016	Nine Months Ended January 31, 2016
Beginning of period	$127.8	$—
Increase due to business combination	—	125.0
Net loss attributable to redeemable noncontrolling interests	(1.6)	(2.7)
Redemption value adjustment	7.5	11.4

End of period	$133.7	$133.7

Cost Method Investments

We have investments in other entities where we do not hold a controlling interest. We use the cost method of accounting when our voting interests in such entities are less than 20% and we do not have the ability to exercise significant influence over the entities’ operating and financial policies. Our cost method investments are reported at cost and are included in other assets on our Condensed Consolidated Balance Sheets. Dividend income received, if any, is reported in other (income) expense, net, in our Condensed Consolidated Statements of Operations. Our cost method investments are assessed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. We have not recorded any dividends or other-than-temporary impairment charges related to our cost method investments. The fair values of our cost method investments are not readily available and there are no quoted market prices for these investments.

In the third quarter of fiscal 2016, we acquired a 16.67% equity interest in LogicBlox-Predictix Holdings, Inc. (Predictix), for $25.0 million pursuant to the Stock Purchase Agreement dated as of January 18, 2016, by and among Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, and Predictix and the stockholder parties signatory thereto (the Predictix Stock Purchase Agreement). Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. We account for our investment in Predictix under the cost method in accordance with applicable accounting principles as we do not have significant influence over Predictix. As of January 31, 2016, our investment in Predictix had a carrying value of approximately $25.0 million.

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the third quarter of each fiscal year is from November 1 through January 31. Unless otherwise stated, references to the years 2016 and 2015 relate to our fiscal years ended April 30, 2016 and 2015, respectively. References to future years also relate to our fiscal years ending April 30.

Prior to fiscal 2015, our fiscal year had historically been from June 1 through May 31. Beginning in the first quarter of fiscal 2015, we changed our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal year 2015, which ended on April 30, 2015. As a result of this change, for fiscal year 2015 we reported an eleven month transition period from June 1, 2014 to April 30, 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, as a result of the change in our fiscal year end, our results for the nine months ended January 31, 2015 included the results of May 2014, the last month of our previously reported fiscal year 2014.

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

Our software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Condensed Consolidated Statements of Operations and were approximately $71.8 million and $30.0 million in the third quarter of fiscal 2016 and 2015, respectively, and $164.8 million and $82.9 million in the first nine months of fiscal 2016 and 2015, respectively.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2015	$11.9
Provision	8.5
Write-offs and recoveries	(7.2)
Currency translation effect	(0.5)

Balance, January 31, 2016	$12.7

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2015	$7.3
Provision	6.2
Write-offs	(4.2)
Currency translation effect	(0.2)

Balance, January 31, 2016	$9.1

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $35.6 million and a net foreign exchange gain of $40.8 million for the three months ended January 31, 2016 and 2015, respectively. In the first nine months of fiscal 2016 and 2015, we recognized a net foreign exchange loss of $9.5 million and a net foreign exchange gain of $74.8 million, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations.

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

Adoption of New Accounting Pronouncements

On November 1, 2015, we early adopted the FASB’s updated guidance on simplifying the accounting for measurement-period adjustments relating to business combinations. This guidance requires that an acquirer recognize post-close measurement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of this guidance, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We applied the updated guidance prospectively beginning in the third quarter of fiscal 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2015, the FASB issued guidance simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are to be classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods (our first quarter of fiscal 2018), and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The adoption of this guidance will only impact presentation on our consolidated balance sheets and related disclosures and will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the timing of adoption of this guidance and adoption method.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018 (our fiscal 2020), with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. We are currently evaluating how this guidance will impact our financial position, results of operations and cash flows.

As of the date of this Quarterly Report, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2016

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, for $550.3 million, net of cash acquired (GT Nexus Acquisition). GT Nexus is a cloud-based supply chain management firm based in Oakland, California. GT Nexus is the cloud platform that some of the world’s largest companies, across many sectors, including manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations. The GT Nexus Acquisition complemented and further expanded our global SCM offerings. The results of operations of GT Nexus have been included in our results of operations from the date of the GT Nexus Acquisition. GT Nexus contributed revenues of $46.7 million and net loss of $12.5 million related to its operations year-to-date in fiscal 2016.

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 11, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. Transaction and merger related integration costs of $13.4 million associated with the GT Nexus Acquisition were expensed as incurred and are reflected in our results of operations for the nine months ended January 31, 2016, in acquisition-related and other costs. In addition, in the first nine months of fiscal 2016, we took certain actions relating to GT Nexus’ operations to eliminate redundancies, improve our operational efficiency and reduce our operating costs. We may take additional actions in future periods related to GT Nexus as we integrate its operations. See Note 10, Restructuring Charges. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

The following table summarizes our allocation of the GT Nexus purchase consideration:

(in millions)
Cash	$14.8
Accounts receivable	36.5
Other current assets	15.3
Identified intangible assets:
Existing technology	93.3
Existing customer relationships	273.5
Tradenames	5.9
Other non-current assets	10.0
Goodwill	368.7
Deferred revenue	(11.3)
Current liabilities assumed	(31.3)
Long-term liabilities assumed	(90.0)
Noncontrolling interests	(10.1)

Total fair value of net assets acquired	675.3
Less fair value of redeemable noncontrolling interests	(125.0)

Purchase consideration	$550.3

Our estimates of fair value and resulting allocation of purchase price related to the GT Nexus Acquisition are preliminary as of January 31, 2016. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these Condensed Consolidated Financial Statements. As of January 31, 2016, based on our current estimation of fair values, the gross contractual accounts receivable at the acquisition date was $37.1 million, and our best estimate of the contractual cash flows not expected to be collected at that date was $0.6 million. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six years, twelve years and three years, respectively. We have determined that the goodwill arising from the GT Nexus Acquisition will not be deductible for tax purposes.

The 18.52% redeemable noncontrolling interest in GT Nexus includes two redemption features: call options exercisable by the Company and put options exercisable by the redeemable noncontrolling interest holders. Given that the noncontrolling interests are redeemable at the option of the holders, they are reported in the mezzanine section between liabilities and equity on our Condensed Consolidated Balance Sheets. The redeemable noncontrolling interests are puttable at a redemption price of $150.0 million on the first anniversary of the acquisition date. Therefore, we are accreting the redeemable noncontrolling interests, using the effective interest method, from the acquisition date fair value to the redemption value over a one-year period. Accretion adjustments to the carrying value of the redeemable noncontrolling interests are considered deemed dividends and are recorded against additional paid-in capital.

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS at January 31, 2016, was $93.1 million.

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

Contingent Consideration

The purchase consideration related to one of our pre-fiscal 2015 acquisitions includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable agreement. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangement due to the probability of meeting such results and reduced our contingent consideration liability to $0.0 million. In the first quarter of fiscal 2016, we renegotiated the provisions of the applicable contingent consideration agreement with the sellers. As a result of these negotiations, we agreed to an additional one-year contingency period that runs through fiscal 2016 and redefined certain of the contingency conditions. Based on the renegotiated agreement, we estimated the fair value of the remaining contingent consideration to be $0.6 million as of January 31, 2016. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration arrangement is between $0.0 and $10.0 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2015	$931.5	$2,851.7	$262.6	$4,045.8
Goodwill acquired	335.5	—	33.2	368.7
Currency translation effect	(23.8)	(75.8)	(6.8)	(106.4)

Balance, January 31, 2016	$1,243.2	$2,775.9	$289.0	$4,308.1

Goodwill acquired during fiscal 2016 relates to the GT Nexus Acquisition in the second quarter. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2016. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2015. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2016. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2016 and April 30, 2015:

	January 31, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$0.6	$0.6
Derivative instruments	—	18.0	—	18.0

Total	$—	$18.0	$0.6	$18.6

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$27.0	$—	$—	$27.0

Total	$27.0	$—	$—	$27.0

Liabilities
Derivative instruments	$—	$20.8	$—	$20.8

Total	$—	$20.8	$—	$20.8

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2016 or fiscal 2015. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2015	$—
Total (gain) loss recorded in earnings	0.6

Balance, January 31, 2016	$0.6

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of January 31, 2016, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2016 and April 30, 2015, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At January 31, 2016 and April 30, 2015, the total carrying value of our long-term debt was approximately $5.7 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.4 billion and $5.4 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	January 31, 2016	April 30, 2015
Accounts receivable	$340.9	$308.4
Unbilled accounts receivable	43.5	41.5
Less: allowance for doubtful accounts	(12.7)	(11.9)

Accounts receivable, net	$371.7	$338.0

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	January 31, 2016			April 30, 2015
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,968.9	$1,243.2	$725.7	$1,735.2	$1,168.4	$566.8	2–15
Acquired and developed technology	1,106.3	900.3	206.0	1,029.2	868.5	160.7	2–11
Tradenames	137.2	128.8	8.4	132.6	129.1	3.5	1–20

Total	$3,212.4	$2,272.3	$940.1	$2,897.0	$2,166.0	$731.0

(1)	Net intangible assets decreased from April 30, 2015 to January 31, 2016 by approximately $11.2 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2016	2015	2016	2015
Customer contracts and relationships	$37.7	$35.2	$104.7	$108.2
Acquired and developed technology	18.5	17.4	51.0	53.7
Tradenames	0.6	0.2	1.0	2.2

Total	$56.8	$52.8	$156.7	$164.1

The estimated future annual amortization expense related to these intangible assets as of January 31, 2016, was as follows:

(in millions)
Fiscal 2016 (remaining 3 months)	$53.5
Fiscal 2017	179.1
Fiscal 2018	131.7
Fiscal 2019	114.3
Fiscal 2020	105.9
Fiscal 2021	100.1
Thereafter	255.5

Total	$940.1

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	January 31, 2016	April 30, 2015
Compensation and employee benefits	$138.5	$157.3
Taxes other than income	23.1	25.2
Royalties and partner commissions	54.2	54.5
Litigation	1.7	1.6
Professional fees	12.5	8.2
Subcontractor expense	6.9	7.9
Interest	51.9	22.6
Restructuring	11.2	3.7
Asset retirement obligations	2.6	1.4
Deferred rent	2.8	3.5
Other	49.8	53.2

Accrued expenses	$355.2	$339.1

Included above in other accrued expenses as of April 30, 2015, is approximately $17.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. These dividends were settled in the first quarter of fiscal 2016. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of securities we ultimately expect will vest. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by Infor Enterprise. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Cost of software license fees and subscriptions	$—	$—	$—	$0.2
Cost of product updates and support fees	0.1	—	0.2	0.6
Cost of consulting services and other fees	—	—	—	0.3
Sales and marketing	1.4	0.6	2.1	4.1
Research and development	10.8	1.4	11.4	4.0
General and administrative	3.4	1.8	5.2	7.6

Total	$15.7	$3.8	$18.9	$16.8

Company Benefit Units

In November 2015, the Company enacted a new equity-based incentive plan (CBU Plan) for the purpose of granting awards to a large portion of our employees. Based on criteria such as tenure, position and personal performance, Infor authorized 1.5 million Company Benefit Units (CBUs) for issuance to employees. During the third quarter of fiscal 2016, 853,000 CBUs were issued to approximately 4,800 employees. The CBUs are non-voting units that vest 25% per year over four years of service. Additionally, a performance condition precludes recognition of compensation cost for accounting purposes until such performance condition is achieved or upon a change of control event, as defined by the CBU Plan agreement. Total unrecognized compensation expense on the CBU’s granted during the third quarter of fiscal 2016 was $7.9 million as of January 31, 2016.

Modification of Management Incentive Units

In fiscal 2012 Infor Enterprise granted Management Incentive Unit (MIU) equity awards to certain employees of Infor. These MIUs are for Class C non-voting units. During fiscal 2014, several of these MIUs were modified to allow for a cash settlement option. See Note 16, Share Purchase and Option Plans, in notes to the consolidated financial statements for the fiscal year ended April 30, 2015, included in our Form 10-K/T, for further details.

In the third quarter of fiscal 2016, certain MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of these features made these grants probable of vesting, resulting in equity-based compensation expense being recognized for the first time on the related modified grants. This modification did not change the classification of the related grants, which remain classified as equity awards. We have recorded incremental equity-based compensation expense of $9.3 million related to these modified grants.

Additionally, in the third quarter of fiscal 2016, certain MIUs without repurchase features which had been modified in fiscal 2014 to add a cash settlement option were further modified to expand the cash settlement option. This modification did not change the classification of the related grants, which remain classified as equity awards. We have recorded incremental equity-based compensation expense of $4.5 million related to these modified grants.

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

Fiscal 2016 Restructuring Charges

During the first nine months of fiscal 2016, we incurred restructuring costs of $15.2 million primarily for employee severance costs related to personnel actions across all functions primarily in the Americas and EMEA regions, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. We made cash payments of approximately $4.6 million during the first nine months of fiscal 2016 related to these actions. We expect to complete the remainder of these actions over the next twelve months.

Fiscal 2016 Acquisition-Related Charges

During the first nine months of fiscal 2016, we incurred acquisition-related restructuring costs of $5.4 million primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During the first nine months of fiscal 2016, we made cash payments of $0.3 million related to these actions. We expect to complete the remainder of these actions over the next twelve months.

Fiscal 2015 Restructuring Charges

During fiscal 2015, we incurred restructuring costs related primarily to employee severance costs for personnel in our sales and professional services organizations primarily in the EMEA region as well as personnel in our product development organization primarily in the APAC region. During the first nine months of fiscal 2016, we recorded restructuring cost reversals of $0.3 million and we made cash payments of approximately $1.4 million related to these actions. The majority of these restructuring activities were completed in fiscal 2015. We expect to complete the remainder of the actions in fiscal 2016.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2015, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. During the first nine months of fiscal 2016 we recorded $0.1 million in net adjustments to these restructuring charges and made net cash payments of $1.1 million. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended January 31, 2016. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2015	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance January 31, 2016	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2016 restructuring
Severance	$—	$11.0	$—	$(0.2)	$(4.3)	$6.5	$11.0	$11.0
Facilities and other	—	4.2	—	0.1	(0.3)	4.0	4.1	4.1

Total fiscal 2016 restructuring	—	15.2	—	(0.1)	(4.6)	10.5	15.1	15.1

Fiscal 2016 acquisition-related
Severance	—	1.7	—	—	(0.2)	1.5	1.7	1.7
Facilities and other	—	3.7	—	0.2	(0.1)	3.8	3.9	3.9

Total fiscal 2016 acquisition-related	—	5.4	—	0.2	(0.3)	5.3	5.6	5.6

Fiscal 2015 restructuring
Severance	2.2	—	(0.3)	(0.1)	(1.4)	0.4	10.2	10.2

Total fiscal 2015 restructuring	2.2	—	(0.3)	(0.1)	(1.4)	0.4	10.2	10.2

Previous restructuring
Severance	0.6	—	(0.1)	(0.1)	(0.2)	0.2	31.3	31.3
Facilities and other	0.3	—	—	0.1	(0.3)	0.1	2.3	2.3

Total previous restructuring	0.9	—	(0.1)	—	(0.5)	0.3	33.6	33.6

Previous acquisition-related
Severance	0.4	—	—	—	(0.1)	0.3	40.5	40.5
Facilities and other	0.4	—	0.2	—	(0.5)	0.1	4.0	4.0

Total previous acquisition-related	0.8	—	0.2	—	(0.6)	0.4	44.5	44.5

Total restructuring	$3.9	$20.6	$(0.2)	$—	$(7.4)	$16.9	$109.0	$109.0

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
License	$3.5	$(0.2)	$5.1	$4.7
Maintenance	1.2	0.1	2.4	1.1
Consulting	1.8	—	2.9	4.3
General and administrative and other functions	5.7	0.4	10.0	1.5

Total restructuring costs	$12.2	$0.3	$20.4	$11.6

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2016			April 30, 2015
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$463.0	$459.1	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,453.9	2,375.4	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	366.1	361.6	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.3	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	379.2	373.9	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	480.2	5.750%
Deferred financing fees, debt discounts and premiums, net	(122.7)	—		(118.2)	—

Total long-term debt	5,669.5	5,669.5		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,669.4	$5,669.4		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

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

The weighted average contractual interest rate at January 31, 2016 and April 30, 2015 was 4.80% and 4.80%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of January 31, 2016:

(in millions)
Fiscal 2016 (remaining 3 months)	$—
Fiscal 2017	1.1
Fiscal 2018	19.1
Fiscal 2019	34.1
Fiscal 2020	34.1
Fiscal 2021	3,694.6
Thereafter	2,009.2

Total	$5,792.2

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

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of the borrower’s assets and the assets of the Guarantors. Under the Credit Agreement, we are subject to a financial maintenance covenant that is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of January 31, 2016, we have made no draws against the Revolver and no amounts are currently outstanding. However, $11.7 million of letters of credit have reduced the amount available under the Revolver to $138.3 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Senior Notes

Our 6.500% and 5.750% Senior Notes (the Senior Notes) bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

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

Senior Notes Exchange Offer

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC (Form S-4), relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that will be registered with the SEC. The Exchange Offer commenced on February 12, 2016, subsequent to the end of the third quarter of fiscal 2016. Under the terms of the Exchange Offer, holders of our Senior Notes can exchange their original 6.500% and 5.750% Senior Notes (the Original Notes) for a like principal amount of 6.500% and 5.750% Senior Notes (the Exchange Notes) that will be registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes will not apply to the Exchange Notes. The Exchange Offer expires on March 15, 2016, unless extended in our sole discretion. We will not receive any proceeds from the Exchange Offer.

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

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Unrestricted Subsidiary

As of January 31, 2016, we have designated Infor Retail Holdings Inc. (Infor Retail Holdings), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of Infor Retail Holdings are included in our Condensed Consolidated Financial Statements. As required by our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we will present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Accordingly, as of January 31, 2016, the financial position of Infor Retail Holdings only reflects our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment is included in other assets on our Condensed Consolidated Balance Sheets. In addition, Infor Retail Holdings did not have any results of operations to report for the three and nine months ended January 31, 2016, and our Condensed Consolidated Statements of Operations are not impacted by the Unrestricted Subsidiary for any of the periods presented.

Deferred Financing Fees, Debt Discounts and Premiums

As of January 31, 2016 and April 30, 2015, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $105.1 million and $102.4 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.6 million and $2.6 million as of January 31, 2016 and April 30, 2015, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. For the three months ended January 31, 2016 and 2015, we amortized $5.3 million and $5.3 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2016 and 2015, we amortized $14.7 million and $15.6 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $17.6 million and $15.8 million as of January 31, 2016 and April 30, 2015, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of January 31, 2016 and April 30, 2015, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

The HoldCo Notes are HoldCo’s general unsecured senior obligations and are not guaranteed by any of HoldCo’s subsidiaries including Infor. The HoldCo Notes rank equally in right of payment with any future unsecured indebtedness of HoldCo, will be effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under its senior secured credit facilities and the Senior Notes.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions, except percentages)	2016	2015	2016	2015
Income tax provision (benefit)	$(5.7)	$11.6	$11.2	$44.2
Effective income tax rate	11.1%	18.4%	55.2%	24.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily driven by a decrease in the proportion of foreign earnings subject to lower tax rates, a reduction in the valuation allowances for various foreign deferred tax assets, an increase in nondeductible taxable income, and an increase in taxes as a result of various tax law changes.

The change in our effective tax rate for the first nine months of fiscal 2016 compared to the corresponding period of fiscal 2015 was primarily driven by a decrease in the proportion of foreign earnings subject to lower tax rates, a reduction in the amount of unrecognized tax benefits, a reduction in the amount of nondeductible taxable income, and an increase in taxes as a result of various tax law changes.

During the upcoming twelve months ending January 31, 2017, we expect a net reduction of approximately $20.1 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $102.9 million and $103.6 million as of January 31, 2016 and April 30, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	Foreign	Funded Status	Derivative	Accumulated
	Currency	of Defined	Instruments	Other
	Translation	Benefit	Unrealized	Comprehensive
(in millions)	Adjustment	Pension Plan(1)	Gain (Loss)(2)	Income (Loss)
Balance, April 30, 2015	$(211.5)	$(16.3)	$(12.8)	$(240.6)

Other comprehensive income (loss)	(74.3)	1.4	1.7	(71.2)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.4	—	—	0.4

Other comprehensive income (loss) attributable to Infor, Inc.	(73.9)	1.4	1.7	(70.8)

Balance, January 31, 2016	$(285.4)	$(14.9)	$(11.1)	$(311.4)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.6 million and $4.6 million as of January 31, 2016 and April 30, 2015, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $6.9 million and $8.0 million as of January 31, 2016 and April 30, 2015, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2016
Foreign currency translation adjustment	$(11.9)	$—	$(11.9)
Change in funded status of defined benefit plans	1.2	—	1.2
Derivative instruments unrealized loss	(1.2)	0.4	(0.8)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$(8.9)	$(0.7)	$(9.6)

January 31, 2015
Foreign currency translation adjustment	$(160.9)	$—	$(160.9)
Change in funded status of defined benefit plans	0.6	—	0.6
Derivative instruments unrealized loss	(3.8)	1.5	(2.3)

Other comprehensive income (loss)	$(164.1)	$1.5	$(162.6)

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2016
Foreign currency translation adjustment	$(74.3)	$—	$(74.3)
Change in funded status of defined benefit plans	1.4	—	1.4
Derivative instruments unrealized gain (loss)	(6.1)	2.3	(3.8)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	8.9	(3.4)	5.5

Other comprehensive income (loss)	$(70.1)	$(1.1)	$(71.2)

January 31, 2015
Foreign currency translation adjustment	$(298.2)	$—	$(298.2)
Change in funded status of defined benefit plans	2.2	(0.1)	2.1
Derivative instruments unrealized gain (loss)	(8.7)	3.4	(5.3)

Other comprehensive income (loss)	$(304.7)	$3.3	$(301.4)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.4 million and $13.8 million for the three-month periods ended January 31, 2016 and January 31, 2015, respectively. For the first nine months of fiscal 2016 and 2015, total rent expense for operating leases was $40.6 million and $42.1 million, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of January 31, 2016 and April 30, 2015, we have accrued $1.7 million and $1.6 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Patent Infringement Lawsuit by ePlus

On May 19, 2009, ePlus sued Infor (US), Inc. (formerly known as Lawson Software, Inc. (Lawson)), alleging infringement of three separate United States patents. On January 27, 2011, a jury found that Lawson’s S3 Procurement System, when used in combination with certain complementary SCM products we offer that specifically included the Requisition Self Service (RSS) module, infringed two of the ePlus patents. No damages were awarded to ePlus. Following the jury verdict, Lawson developed a design-around product, Requisition Center, which was intended to be a non-infringing replacement product. On May 23, 2011, the Court entered an injunction prohibiting Lawson from licensing, servicing, or supporting in the United States our S3 Procurement System, when used in certain software configurations that included RSS. In September 2011, ePlus moved under the injunction to have Lawson held in contempt. A civil contempt bench trial was conducted in April 2013, resulting in a finding of contempt and an award of damages to ePlus.

Lawson vigorously litigated and defended itself: (a) in its appeal to the United States Court of Appeals for the Federal Circuit from the 2011 judgment of infringement; (b) in the contempt proceedings ePlus had initiated; and (c) in appeals to the Federal Circuit after the District Court declined to vacate the injunction and in regard to its subsequent judgment of civil contempt. As set forth below, that defense strategy has now succeeded completely.

During these proceedings, every patent claim ePlus had asserted against Lawson has been held to be invalid or not infringed. The absence of any valid and infringed patent claim directly led to a ruling by the Court of Appeals for the Federal Circuit on July 25, 2014 in favor of Lawson in all respects. Specifically, the Federal Circuit vacated the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanded the case back to the District Court “with instructions to dismiss.”

On August 25, 2014, ePlus petitioned the Federal Circuit for a panel rehearing, and/or rehearing en banc. On June 18, 2015, the Federal Circuit issued orders disposing of ePlus’s combined petition. First, the panel that heard the appeal granted the petition for rehearing “to clarify the decision.” The panel withdrew the opinions issued on July 25, 2014, and substituted a revised opinion (and dissent) that adhered to the previous ruling, namely vacating the District Court’s injunction and contempt orders in their entirety (including all damage awards) and remanding the case to the District Court “with instructions to dismiss.” Second, the petition for en banc review, which had been referred to the active judges of the Court for consideration, was denied. The Federal Circuit issued its mandate on June 25, 2015. On September 8, 2015, the District Court entered a Consent Order that vacated the injunction and contempt orders, dismissed all of ePlus’s claims, entered judgment in favor of Lawson, and awarded $150,000 in taxable costs to Lawson. The entry of the Consent Order was without prejudice to ePlus’s right to seek Supreme Court review of its loss in the Federal Circuit.

ePlus filed a petition for a writ of certiorari from the United States Supreme Court on November 13, 2015, within the extended deadline it obtained for the filing of the petition. On February 29, 2016, the United States Supreme Court denied ePlus’ petition for a writ of certiorari. Apart from purely formal procedural orders, this litigation is now concluded, with Lawson/Infor having achieved a complete victory on every claim asserted against it.

Other Proceedings

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of January 31, 2016, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2016 and April 30, 2015.

15. Derivative Financial Instruments

We have entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We designated these instruments as cash flow hedges upon initiation, they have been highly effective since their inception, and we anticipate that they will be highly effective on an on-going basis. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet		Fair Value at
	Notional	Derivative	Classification		January 31,	April 30,
(in millions, except percentages)	Amount	Base	Asset (Liability)		2016	2015
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses		$(5.2)	$(4.7)
			Other long-term liabilities		(3.0)	(4.8)
Interest rate swap	212.6	2.4740%	Accrued expenses		(2.6)	(2.3)
			Other long-term liabilities		(1.4)	(2.5)
Interest rate swap	212.6	2.4750%	Accrued expenses		(2.6)	(2.4)
			Other long-term liabilities		(1.4)	(2.0)
Interest rate swap	94.5	2.4725%	Accrued expenses		(1.1)	(1.1)
			Other long-term liabilities		(0.7)	(1.0)

Total	$945.0		Total, net asset	(liability)	$(18.0)	$(20.8)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended		Nine Months Ended
	Statement of	January 31,		January 31,
(in millions)	Operations Location	2016	2015	2016	2015
Accounting cash flow hedges:
Interest rate swaps
Effective portion—gain (loss) recognized in OCI		$(1.2)	$(3.8)	$(6.1)	$(8.7)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$—	$8.9	$—

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of January 31, 2016, approximately $11.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately 20 months.

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

License—Our License segment develops, markets and distributes enterprise software including the following types of software: enterprise HCM, financial management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include license fees resulting from products licensed to our customers on a perpetual basis and subscription revenues related to granting customers access to software products through our SaaS subscription offerings. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2016
Revenues	$164.9	$349.2	$163.5	$677.6
Cost of revenues	44.7	61.6	141.2	247.5
Direct sales and marketing costs	91.7	—	—	91.7

Sales margin	$28.5	$287.6	$22.3	$338.4

Sales margin %	17.3%	82.4%	13.6%	49.9%
January 31, 2015
Revenues	$129.3	$366.6	$163.1	$659.0
Cost of revenues	29.8	67.3	136.5	233.6
Direct sales and marketing costs	87.3	—	—	87.3

Sales margin	$12.2	$299.3	$26.6	$338.1

Sales margin %	9.4%	81.6%	16.3%	51.3%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2016
Revenues	$430.1	$1,060.6	$495.3	$1,986.0
Cost of revenues	113.4	186.3	420.0	719.7
Direct sales and marketing costs	268.3	—	—	268.3

Sales margin	$48.4	$874.3	$75.3	$998.0

Sales margin %	11.3%	82.4%	15.2%	50.3%
January 31, 2015
Revenues	$454.9	$1,113.7	$531.7	$2,100.3
Cost of revenues	89.9	199.0	421.2	710.1
Direct sales and marketing costs	285.7	—	7.2	292.9

Sales margin	$79.3	$914.7	$103.3	$1,097.3

Sales margin %	17.4%	82.1%	19.4%	52.2%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Reportable segment revenues	$677.6	$659.0	$1,986.0	$2,100.3
Purchase accounting revenue adjustments (1)	(6.0)	(1.6)	(10.8)	(4.1)

Total revenues	$671.6	$657.4	$1,975.2	$2,096.2

Reportable segment sales margin	$338.4	$338.1	$998.0	$1,097.3
Other unallocated costs and operating expenses (2)	195.7	169.0	535.4	528.7
Amortization of intangible assets and depreciation	65.6	60.1	181.0	186.5
Restructuring costs	12.2	0.3	20.4	11.6

Income from operations	64.9	108.7	261.2	370.5
Total other expense, net	116.2	45.8	240.9	188.4

Income before income tax	$(51.3)	$62.9	$20.3	$182.1

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2016
Software license fees and subscriptions	$114.6	$36.3	$8.1	$159.0
Product updates and support fees	227.1	96.4	25.7	349.2

Software revenues	341.7	132.7	33.8	508.2
Consulting services and other fees	86.8	64.3	12.3	163.4

Total revenues	$428.5	$197.0	$46.1	$671.6

January 31, 2015
Software license fees and subscriptions	$81.2	$36.8	$11.2	$129.2
Product updates and support fees	232.2	105.7	27.3	365.2

Software revenues	313.4	142.5	38.5	494.4
Consulting services and other fees	79.0	71.4	12.6	163.0

Total revenues	$392.4	$213.9	$51.1	$657.4

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2016
Software license fees and subscriptions	$300.1	$95.3	$24.5	$419.9
Product updates and support fees	686.7	295.0	78.4	1,060.1

Software revenues	986.8	390.3	102.9	1,480.0
Consulting services and other fees	264.5	193.5	37.2	495.2

Total revenues	$1,251.3	$583.8	$140.1	$1,975.2

January 31, 2015
Software license fees and subscriptions	$283.0	$129.8	$41.2	$454.0
Product updates and support fees	691.7	331.6	87.6	1,110.9

Software revenues	974.7	461.4	128.8	1,564.9
Consulting services and other fees	258.3	228.0	45.0	531.3

Total revenues	$1,233.0	$689.4	$173.8	$2,096.2

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2016	$81.7	$20.2	$11.6	$113.5
April 30, 2015	$51.1	$24.6	$6.1	$81.8

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
United States	$391.4	$351.0	$1,134.9	$1,098.0
All other countries	280.2	306.4	840.3	998.2

Total revenues	$671.6	$657.4	$1,975.2	$2,096.2

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	January 31,	April 30,
(in millions)	2016	2015
United States	$79.8	$48.5
All other countries	33.7	33.3

Total long-lived tangible assets	$113.5	$81.8

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

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2016	2015	2016	2015
Golden Gate Capital	$1.5	$1.1	$4.3	$4.1
Summit Partners	0.5	0.5	1.5	1.5

Total management fees and expenses	$2.0	$1.6	$5.8	$5.6

At January 31, 2016, $0.9 million of these fees primarily related to Golden Gate Capital remained unpaid.

In connection with the issuance of our Senior Secured Notes in the second quarter of fiscal 2016, we capitalized as deferred financing fees $2.5 million in fees paid to Angel Island Capital Services, LLC, an affiliate of Golden Gate Capital. The deferred financing fees are included in other long-term liabilities on our Condensed Consolidated Balance Sheets as of January 31, 2016. In addition, we expensed buyer transaction fees of approximately $4.8 million payable to Golden Gate Capital and $1.9 million payable to Summit Partners in connection with the GT Nexus Acquisition. These transaction fees are included in acquisition-related and other costs in our Condensed Consolidated Statement of Operations for the nine months ended January 31, 2016. We did not capitalize or expense any similar fees in the comparable period last year.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.2 million and $0.9 million in the three months and nine months ended January 31, 2016, respectively, and $0.2 million and $0.8 million in the comparable periods of fiscal 2015. We had no sales to companies owned by Summit Partners in the first nine months of fiscal 2016 or the corresponding prior period.

We have made an immaterial amount of payments to companies owned by Golden Gate Capital and Summit Partners for products and services in the current quarter and first nine months of fiscal 2016 and in the comparable periods of fiscal 2015.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, primarily HoldCo and Infor Software Parent LLC, of $36.9 million and $35.3 million as of January 31, 2016 and April 30, 2015, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of Infor Software Parent LLC and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., and Infor Software Parent LLC (the Tax Allocation Agreement). The Company is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group.

Prior to the second quarter of fiscal 2015, payments of amounts recorded under the terms of the Tax Allocation Agreement were generally recorded as a decrease in our receivable from stockholders. In the first nine months of fiscal 2015, we recorded payments of $5.0 million related to the Tax Allocation Agreement as reductions to our receivable from stockholders.

Beginning in the second quarter of fiscal 2015, primarily due to a change in the legal entities with which we have the Tax Allocation Agreement, certain payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first nine months of fiscal 2016 and 2015, we made payments of $17.6 million and $11.7 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $4.7 million and $6.4 million payable under the Tax Allocation Agreement as of January 31, 2016 and April 30, 2015, respectively.

Dividends Paid to Affiliates

In the first nine months of fiscal 2016 we paid dividends to certain of our affiliates totaling $35.0 million related to the funding of semi-annual interest on our affiliate’s debt.

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

In October 2015, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $27.3 million in cash (i) with $0.3 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $18.0 million which were accrued as of October 31, 2015, and (iii) through payments made under the Tax Allocation Agreement of $9.0 million. The dividends and amounts due under the Tax Allocation Agreement were paid on November 2, 2015.

In the first nine months of fiscal 2015 we paid dividends to certain of our affiliates totaling $42.7 million. In October 2014, HoldCo elected to pay interest due related to the HoldCo Notes of $30.1 million in cash and we funded the semi-annual interest due related to the HoldCo Notes through (i) dividend distributions from Infor to HoldCo of $21.6 million and (ii) payments made under the Tax Allocation Agreement of $8.5 million. In October 2014, we made dividend distributions of approximately $21.1 million to Infor Enterprise, an affiliate of the parent company of Infor, to fund equity distributions to members of our executive management team under certain of their equity awards.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2016 and April 30, 2015, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2016 and 2015, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2016 and 2015.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, Infor Retail Holdings, which is included in the Non-Guarantor Subsidiaries column. See Note 11, Debt – Unrestricted Subsidiary.

Condensed Consolidating Balance Sheets

	January 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57.7	$—	$464.2	$—	$521.9
Accounts receivable, net	—	158.3	7.3	206.1	—	371.7
Prepaid expenses	—	77.1	24.9	46.6	—	148.6
Income tax receivable	—	52.6	0.6	14.8	—	68.0
Other current assets	—	4.6	0.6	12.3	—	17.5
Affiliate receivable	—	718.0	767.7	55.7	(1,541.4)	—
Deferred tax assets	—	13.7	4.4	22.3	(0.1)	40.3

Total current assets	—	1,082.0	805.5	822.0	(1,541.5)	1,168.0
Property and equipment, net	—	60.4	9.9	43.2	—	113.5
Intangible assets, net	—	427.5	3.0	509.6	—	940.1
Goodwill	—	2,411.8	62.5	1,833.8	—	4,308.1
Deferred tax assets	0.2	—	5.8	62.6	(6.0)	62.6
Other assets	—	33.9	18.7	46.8	—	99.4
Affiliate receivable	—	638.8	1.4	62.7	(702.9)	—
Investment in subsidiaries	—	1,989.7	—	—	(1,989.7)	—

Total assets	$0.2	$6,644.1	$906.8	$3,380.7	$(4,240.1)	$6,691.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$52.1	$—	$22.9	$—	$75.0
Income taxes payable	—	—	—	41.8	—	41.8
Accrued expenses	—	153.9	34.1	167.2	—	355.2
Deferred tax liabilities	0.1	—	—	0.7	(0.1)	0.7
Deferred revenue	—	513.8	17.6	370.9	—	902.3
Affiliate payable	29.5	820.7	639.8	51.4	(1,541.4)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,540.6	691.5	654.9	(1,541.5)	1,375.1
Long-term debt	—	5,669.4	—	—	—	5,669.4
Deferred tax liabilities	—	71.8	—	95.6	(6.0)	161.4
Affiliate payable	58.3	63.5	0.4	580.7	(702.9)	—
Other long-term liabilities	—	79.3	19.1	112.0	—	210.4
Losses in excess of investment in subsidiaries	780.5	—	—	—	(780.5)	—

Total liabilities	868.4	7,424.6	711.0	1,443.2	(3,030.9)	7,416.3
Redeemable noncontrolling interests	—	—	—	133.7	—	133.7
Total Infor, Inc. stockholders’ equity (deficit)	(868.2)	(780.5)	195.8	1,793.9	(1,209.2)	(868.2)
Noncontrolling interests	—	—	—	9.9	—	9.9

Total stockholders’ equity (deficit)	(868.2)	(780.5)	195.8	1,803.8	(1,209.2)	(858.3)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,644.1	$906.8	$3,380.7	$(4,240.1)	$6,691.7

	April 30, 2015
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.7	$—	$440.0	$—	$526.7
Accounts receivable, net	—	145.5	7.8	184.7	—	338.0
Prepaid expenses	—	59.1	12.4	42.4	—	113.9
Income tax receivable	—	34.7	0.2	14.6	0.1	49.6
Other current assets	—	5.9	1.3	10.6	—	17.8
Affiliate receivable	—	521.8	597.8	22.1	(1,141.7)	—
Deferred tax assets	—	13.3	4.4	13.2	(0.1)	30.8

Total current assets	—	867.0	623.9	727.6	(1,141.7)	1,076.8
Property and equipment, net	—	35.9	12.6	33.3	—	81.8
Intangible assets, net	—	520.6	5.8	204.6	—	731.0
Goodwill	—	2,400.6	62.5	1,582.7	—	4,045.8
Deferred tax assets	0.2	—	8.0	72.8	(8.2)	72.8
Other assets	—	17.3	3.9	19.1	—	40.3
Affiliate receivable	—	751.5	1.4	141.5	(894.4)	—
Investment in subsidiaries	—	1,557.9	—	—	(1,557.9)	—

Total assets	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$41.3	$0.1	$21.0	$—	$62.4
Income taxes payable	—	—	—	33.4	0.1	33.5
Accrued expenses	—	151.0	26.2	161.9	—	339.1
Deferred tax liabilities	0.1	—	—	1.1	(0.1)	1.1
Deferred revenue	—	512.4	15.2	339.4	—	867.0
Affiliate payable	29.5	591.3	485.3	35.6	(1,141.7)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,296.1	526.8	592.4	(1,141.7)	1,303.2
Long-term debt	—	5,226.7	—	—	—	5,226.7
Deferred tax liabilities	—	86.5	—	28.7	(8.2)	107.0
Affiliate payable	58.6	169.6	0.3	665.9	(894.4)	—
Other long-term liabilities	—	80.7	10.8	116.9	—	208.4
Losses in excess of investment in subsidiaries	708.8	—	—	—	(708.8)	—

Total liabilities	797.0	6,859.6	537.9	1,403.9	(2,753.1)	6,845.3
Redeemable noncontrolling interests						—
Total Infor, Inc. stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)
Noncontrolling interests	—	—	—	—	—	—

Total stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

Condensed Consolidating Statements of Operations

	Three Months Ended January 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees and subscriptions	$—	$85.2	$1.9	$71.9	$—	$159.0
Product updates and support fees	—	207.8	7.9	133.5	—	349.2

Software revenues	—	293.0	9.8	205.4	—	508.2
Consulting services and other fees	—	69.8	3.8	89.8	—	163.4

Total revenues	—	362.8	13.6	295.2	—	671.6

Operating expenses:
Cost of software license fees and subscriptions	—	27.0	1.8	16.2	0.7	45.7
Cost of product updates and support fees	—	31.1	0.6	28.8	1.2	61.7
Cost of consulting services and other fees	—	57.4	3.4	78.5	1.9	141.2
Sales and marketing	—	54.5	5.7	47.8	1.6	109.6
Research and development	—	64.2	1.6	45.5	3.2	114.5
General and administrative	—	9.1	33.0	19.3	(8.6)	52.8
Amortization of intangible assets and depreciation	—	34.5	2.7	28.4	—	65.6
Restructuring costs	—	3.6	0.2	8.4	—	12.2
Acquisition-related and other costs	—	2.3	(0.3)	1.4	—	3.4
Affiliate (income) expense, net	—	49.0	(39.7)	(9.3)	—	—

Total operating expenses	—	332.7	9.0	265.0	—	606.7

Income from operations	—	30.1	4.6	30.2	—	64.9

Other expense, net:
Interest expense, net	—	80.5	—	—	—	80.5
Affiliate interest (income) expense, net	—	(8.1)	—	8.1	—	—
Other (income) expense, net	—	(5.1)	—	40.8	—	35.7

Total other expense, net	—	67.3	—	48.9	—	116.2

Income (loss) before income tax	—	(37.2)	4.6	(18.7)	—	(51.3)
Income tax provision (benefit)	—	(11.4)	0.9	4.8	—	(5.7)
Equity in (earnings) loss of subsidiaries	44.2	18.4	—	—	(62.6)	—

Net income (loss)	(44.2)	(44.2)	3.7	(23.5)	62.6	(45.6)
Net income (loss) attributable to noncontrolling interests	—	—	—	(1.4)	—	(1.4)

Net income (loss) attributable to Infor, Inc.	$(44.2)	$(44.2)	$3.7	$(22.1)	$62.6	$(44.2)

	Three Months Ended January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$74.3	$2.7	$52.2	$—	$129.2
Product updates and support fees	—	211.7	7.8	145.7	—	365.2

Software revenues	—	286.0	10.5	197.9	—	494.4
Consulting services and other fees	—	67.8	3.1	92.1	—	163.0

Total revenues	—	353.8	13.6	290.0	—	657.4

Operating expenses:
Cost of software license fees and subscriptions	—	18.9	1.7	10.0	0.3	30.9
Cost of product updates and support fees	—	34.5	0.5	31.0	1.3	67.3
Cost of consulting services and other fees	—	53.0	3.9	77.4	2.2	136.5
Sales and marketing	—	51.5	6.1	48.5	1.6	107.7
Research and development	—	54.0	1.8	42.6	3.2	101.6
General and administrative	—	3.5	30.8	19.8	(8.6)	45.5
Amortization of intangible assets and depreciation	—	36.9	3.5	19.7	—	60.1
Restructuring costs	—	0.2	0.1	—	—	0.3
Acquisition-related and other costs	—	(1.2)	—	—	—	(1.2)
Affiliate (income) expense, net	—	55.9	(45.1)	(10.8)	—	—

Total operating expenses	—	307.2	3.3	238.2	—	548.7

Income (loss) from operations	—	46.6	10.3	51.8	—	108.7

Other expense, net:
Interest expense, net	—	86.7	—	(0.1)	—	86.6
Affiliate interest (income) expense, net	—	(9.8)	—	9.8	—	—
Other (income) expense, net	—	(31.7)	—	(9.1)	—	(40.8)

Total other expense, net	—	45.2	—	0.6	—	45.8

Income (loss) before income tax	—	1.4	10.3	51.2	—	62.9
Income tax provision (benefit)	—	(0.7)	0.1	12.2	—	11.6
Equity in (earnings) loss of subsidiaries	(51.3)	(49.2)	—	—	100.5	—

Net income (loss)	51.3	51.3	10.2	39.0	(100.5)	51.3
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$51.3	$51.3	$10.2	$39.0	$(100.5)	$51.3

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$246.5	$6.2	$167.2	$—	$419.9
Product updates and support fees	—	626.5	23.7	409.9	—	1,060.1

Software revenues	—	873.0	29.9	577.1	—	1,480.0
Consulting services and other fees	—	222.3	10.7	262.2	—	495.2

Total revenues	—	1,095.3	40.6	839.3	—	1,975.2

Operating expenses:
Cost of software license fees and subscriptions	—	74.5	5.5	35.0	1.5	116.5
Cost of product updates and support fees	—	95.2	1.8	86.0	3.5	186.5
Cost of consulting services and other fees	—	171.5	10.1	232.7	5.7	420.0
Sales and marketing	—	161.1	16.9	135.0	4.5	317.5
Research and development	—	173.0	5.3	126.3	8.8	313.4
General and administrative	—	17.5	91.6	58.6	(24.0)	143.7
Amortization of intangible assets and depreciation	—	104.3	9.1	67.6	—	181.0
Restructuring costs	—	7.4	0.5	12.5	—	20.4
Acquisition-related and other costs	—	13.1	0.1	1.8	—	15.0
Affiliate (income) expense, net	—	135.7	(112.7)	(23.0)	—	—

Total operating expenses	—	953.3	28.2	732.5	—	1,714.0

Income from operations	—	142.0	12.4	106.8	—	261.2

Other expense, net:
Interest expense, net	—	231.6	—	—	—	231.6
Affiliate interest (income) expense, net	—	(25.5)	—	25.5		—
Other (income) expense, net	—	(13.2)	—	22.5	—	9.3

Total other expense, net	—	192.9	—	48.0	—	240.9

Income (loss) before income tax	—	(50.9)	12.4	58.8	—	20.3
Income tax provision (benefit)	—	(17.9)	2.0	27.1	—	11.2
Equity in loss (earnings) of subsidiaries	(11.5)	(44.5)	—	—	56.0	—

Net income (loss)	11.5	11.5	10.4	31.7	(56.0)	9.1
Net income (loss) attributable to noncontrolling interests	—	—	—	(2.4)	—	(2.4)

Net income (loss) attributable to Infor, Inc.	$11.5	$11.5	$10.4	$34.1	$(56.0)	$11.5

	Nine Months Ended January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$259.3	$10.0	$184.7	$—	$454.0
Product updates and support fees	—	626.3	23.1	461.5	—	1,110.9

Software revenues	—	885.6	33.1	646.2	—	1,564.9
Consulting services and other fees	—	218.8	10.0	302.5	—	531.3

Total revenues	—	1,104.4	43.1	948.7	—	2,096.2

Operating expenses:
Cost of software license fees and subscriptions	—	57.1	5.9	29.7	0.8	93.5
Cost of product updates and support fees	—	97.2	1.8	96.9	3.7	199.6
Cost of consulting services and other fees	—	157.6	13.3	244.5	6.1	421.5
Sales and marketing	—	173.3	20.4	156.8	4.5	355.0
Research and development	—	162.6	6.4	130.0	8.9	307.9
General and administrative	—	20.4	93.1	62.5	(24.0)	152.0
Amortization of intangible assets and depreciation	—	110.8	10.1	65.6	—	186.5
Restructuring costs	—	1.7	0.3	9.6	—	11.6
Acquisition-related and other costs	—	(2.9)	0.2	0.8	—	(1.9)
Affiliate (income) expense, net	—	175.2	(137.8)	(37.4)	—	—

Total operating expenses	—	953.0	13.7	759.0	—	1,725.7

Income from operations	—	151.4	29.4	189.7	—	370.5

Other expense, net:
Interest expense, net	—	263.4	0.2	(0.3)	—	263.3
Affiliate interest (income) expense, net	—	(31.8)	(0.1)	31.9	—	—
Other (income) expense, net	—	(66.9)	—	(8.0)	—	(74.9)

Total other expense, net	—	164.7	0.1	23.6	—	188.4

Income (loss) before income tax	—	(13.3)	29.3	166.1	—	182.1
Income tax provision (benefit)	—	(6.1)	8.4	41.9	—	44.2
Equity in loss (earnings) of subsidiaries	(137.9)	(145.1)	—	—	283.0	—

Net income (loss)	137.9	137.9	20.9	124.2	(283.0)	137.9
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$137.9	$137.9	$20.9	$124.2	$(283.0)	$137.9

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(44.2)	$(44.2)	$3.7	$(23.5)	$62.6	$(45.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(11.9)	—	(11.9)
Defined benefit plan funding status, net of tax	—	—	—	1.2	—	1.2
Unrealized gain (loss) on derivative instruments, net of tax	—	1.1	—	—	—	1.1

Total other comprehensive income (loss)	—	1.1	—	(10.7)	—	(9.6)

Comprehensive income (loss)	(44.2)	(43.1)	3.7	(34.2)	62.6	(55.2)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(1.8)	—	(1.8)

Comprehensive income (loss) attributable to Infor, Inc.	$(44.2)	$(43.1)	$3.7	$(32.4)	$62.6	$(53.4)

	Three Months Ended January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$51.3	$51.3	$10.2	$39.0	$(100.5)	$51.3

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(160.9)	—	(160.9)
Defined benefit plan funding status, net of tax	—	—	—	0.6	—	0.6
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.3)	—	—	—	(2.3)

Total other comprehensive income (loss)	—	(2.3)	—	(160.3)	—	(162.6)

Comprehensive income (loss)	51.3	49.0	10.2	(121.3)	(100.5)	(111.3)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$51.3	$49.0	$10.2	$(121.3)	$(100.5)	$(111.3)

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$11.5	$11.5	$10.4	$31.7	$(56.0)	$9.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(74.3)	—	(74.3)
Defined benefit plan funding status, net of tax	—	—	—	1.4	—	1.4
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(72.9)	—	(71.2)

Comprehensive income (loss)	11.5	13.2	10.4	(41.2)	(56.0)	(62.1)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(2.8)	—	(2.8)

Comprehensive income (loss) attributable to Infor, Inc.	$11.5	$13.2	$10.4	$(38.4)	$(56.0)	$(59.3)

	Nine Months Ended January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$137.9	$137.9	$20.9	$124.2	$(283.0)	$137.9

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(298.2)	—	(298.2)
Defined benefit plan funding status, net of tax	—	0.1	—	2.0	—	2.1
Unrealized gain (loss) on derivative instruments, net of tax	—	(5.3)	—	—	—	(5.3)

Total other comprehensive income (loss)	—	(5.2)	—	(296.2)	—	(301.4)

Comprehensive income (loss)	137.9	132.7	20.9	(172.0)	(283.0)	(163.5)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$137.9	$132.7	$20.9	$(172.0)	$(283.0)	$(163.5)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$92.3	$3.6	$125.6	$—	$221.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(549.6)	—	—	—	(549.6)
Purchase of other investments	—	—	—	(25.0)	—	(25.0)
Change in restricted cash	—	—	—	(3.2)	—	(3.2)
Purchases of property, equipment and software	—	(33.5)	(3.6)	(12.3)	—	(49.4)

Net cash used in investing activities	—	(583.1)	(3.6)	(40.5)	—	(627.2)

Cash flows from financing activities:
Dividends paid	—	(35.0)	—	—	—	(35.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.3)	—	(2.1)	—	(2.4)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(25.6)	—	—	—	(25.6)
(Payments) proceeds from affiliate within group	—	47.0	—	(47.0)	—	—
Deferred financing fees	—	(16.5)	—	—	—	(16.5)
Other	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	—	461.8	—	(49.1)	—	412.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11.8)	—	(11.8)

Net increase (decrease) in cash and cash equivalents	—	(29.0)	—	24.2	—	(4.8)
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$57.7	$—	$464.2	$—	$521.9

	Nine Months Ended January 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$90.5	$5.0	$166.2	$—	$261.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Purchase of other investments	—	—	—	—	—	—
Change in restricted cash	—	18.3	—	(0.3)	—	18.0
Purchases of property, equipment and software	—	(10.4)	(5.0)	(13.4)	—	(28.8)

Net cash used in investing activities	—	(19.4)	(5.0)	(16.5)	—	(40.9)

Cash flows from financing activities:
Dividends paid	—	(42.7)	—	—	—	(42.7)
Loans to stockholders	—	(0.2)	—	—	—	(0.2)
Payments on capital lease obligations	—	(0.3)	—	(1.8)	—	(2.1)
Payments on long-term debt	—	(80.2)	—	—	—	(80.2)
(Payments) proceeds from affiliate within group	—	(0.3)	—	0.3	—	—
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(132.2)	—	(1.5)	—	(133.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(48.4)	—	(48.4)

Net increase (decrease) in cash and cash equivalents	—	(61.1)	—	99.8	—	38.7
Cash and cash equivalents at the beginning of the period	—	136.6	—	310.5	—	447.1

Cash and cash equivalents at the end of the period	$—	$75.5	$—	$410.3	$—	$485.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015. Beginning with the first quarter of our fiscal year 2015, we reported our quarterly results based on our new fiscal calendar. Accordingly, in this Quarterly Report on Form 10-Q, we have reported the third quarter of fiscal year 2016 as the three months ended January 31, 2016, and the third quarter of fiscal year 2015 as the three-month period ended January 31, 2015. The nine-month period ended January 31, 2015 includes the results of May 2014, the last month of our previously reported fiscal year 2014. As a result, the year-to-date through January period of fiscal 2015 included four quarter-end months, May 2014, July 2014, October 2014 and January 2015, when sales volumes tend to be higher. In contrast, the year-to-date through January period of fiscal 2016 included May 2015, the first month of the fiscal year, when sales volumes are ordinarily lower. This difference has resulted in difficult year-over-year comparisons for the year-to-date through January Period of fiscal 2016.

The following discussion and analysis of our financial condition and result of operations for the fiscal periods ended January 31, 2016, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2015, which are included in our Form 10-K/T, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 14,260 employees worldwide and have offices in 43 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software.

This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2016, the Americas, EMEA and APAC regions generated approximately 63.3%, 29.6% and 7.1% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

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

Fiscal 2016 Acquisitions

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, Inc. (GT Nexus), for $550.3 million, net of cash acquired (the GT Nexus Acquisition). GT Nexus is a cloud-based SCM firm based in Oakland, California and provides the cloud platform that some of the world’s largest companies, across many sectors, such as manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations, enabling Infor to create a global commerce cloud providing end-to-end visibility and control across physical and financial supply chains. We funded the total consideration related to this transaction through the use of the proceeds of the issuance of our Senior Secured Notes discussed below, together with cash on hand and equity issued to certain shareholders and management of GT Nexus.

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

For the third quarter of fiscal 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 10.7% and 4.3%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2015. For the nine months ended January 31, 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 14.4% and 6.2%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2015.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended January 31,	to Currency	Constant		to Currency	Constant
2016 vs. 2015	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(5.1)	$34.9	$29.8	(3.9)%	27.0%	23.1%
Product updates and support fees	(14.8)	(1.2)	(16.0)	(4.1)	(0.3)	(4.4)

Software revenues	(19.9)	33.7	13.8	(4.0)	6.8	2.8
Consulting services and other fees	(9.7)	10.1	0.4	(6.0)	6.2	0.2

Total revenues	$(29.6)	$43.8	$14.2	(4.5)%	6.7%	2.2%

Total operating expenses	$(26.4)	$84.4	$58.0	(4.8)%	15.4%	10.6%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Nine Months Ended January 31,	to Currency	Constant		to Currency	Constant
2016 vs. 2015	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees and subscriptions	$(18.8)	$(15.3)	$(34.1)	(4.1)%	(3.4)%	(7.5)%
Product updates and support fees	(60.9)	10.1	(50.8)	(5.5)	0.9	(4.6)

Software revenues	(79.7)	(5.2)	(84.9)	(5.1)	(0.3)	(5.4)
Consulting services and other fees	(40.3)	4.2	(36.1)	(7.6)	0.8	(6.8)

Total revenues	$(120.0)	$(1.0)	$(121.0)	(5.8)%	0.0%	(5.8)%

Total operating expenses	$(104.0)	$92.3	$(11.7)	(6.0)%	5.3%	(0.7)%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2016.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2016 vs. 2015		January 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$159.0	$129.2	23.1%	27.0%	$419.9	$454.0	(7.5)%	(3.4)%
Product updates and support fees	349.2	365.2	(4.4)	(0.3)	1,060.1	1,110.9	(4.6)	0.9

Software revenues	508.2	494.4	2.8	6.8	1,480.0	1,564.9	(5.4)	(0.3)
Consulting services and other fees	163.4	163.0	0.2	6.2	495.2	531.3	(6.8)	0.8

Total revenues	671.6	657.4	2.2	6.7	1,975.2	2,096.2	(5.8)	0.0

Operating expenses:
Cost of software license fees and subscriptions	45.7	30.9	47.9	52.1	116.5	93.5	24.6	28.8
Cost of product updates and support fees	61.7	67.3	(8.3)	(3.4)	186.5	199.6	(6.6)	(0.4)
Cost of consulting services and other fees	141.2	136.5	3.4	10.0	420.0	421.5	(0.4)	8.2
Sales and marketing	109.6	107.7	1.8	5.8	317.5	355.0	(10.6)	(5.8)
Research and development	114.5	101.6	12.7	16.2	313.4	307.9	1.8	6.4
General and administrative	52.8	45.5	16.0	22.0	143.7	152.0	(5.5)	2.2
Amortization of intangible assets and depreciation	65.6	60.1	9.2	12.3	181.0	186.5	(2.9)	1.2
Restructuring costs	12.2	0.3	NM	NM	20.4	11.6	75.9	84.5
Acquisition-related and other costs	3.4	(1.2)	NM	NM	15.0	(1.9)	NM	NM

Total operating expenses	606.7	548.7	10.6	15.4	1,714.0	1,725.7	(0.7)	5.3

Income from operations	64.9	108.7	(40.3)	(37.4)	261.2	370.5	(29.5)	(25.2)

Interest expense, net	80.5	86.6	(7.0)	(7.0)	231.6	263.3	(12.0)	(12.0)
Other (income) expense, net	35.7	(40.8)	NM	NM	9.3	(74.9)	NM	NM

Income (loss) before income tax	(51.3)	62.9	NM	NM	20.3	182.1	(88.9)	(80.4)
Income tax provision (benefit)	(5.7)	11.6	NM	NM	11.2	44.2	(74.7)	(72.9)

Net income (loss)	(45.6)	51.3	NM	NM	9.1	137.9	(93.4)	(82.8)
Net loss attributable to noncontrolling interests	(1.4)	—	NM	NM	(2.4)	—	NM	NM

Net income (loss) attributable to Infor, Inc.	$(44.2)	$51.3	NM %	NM %	$11.5	$137.9	(91.7)%	(81.1)%

*	NM—Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and nine-month periods ended January 31, 2016 and January 31, 2015, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2016 vs. 2015		January 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Revenues:
Software license fees and subscriptions	$159.0	$129.2	23.1%	27.0%	$419.9	$454.0	(7.5)%	(3.4)%
Product updates and support fees	349.2	365.2	(4.4)	(0.3)	1,060.1	1,110.9	(4.6)	0.9

Software revenues	508.2	494.4	2.8	6.8	1,480.0	1,564.9	(5.4)	(0.3)
Consulting services and other fees	163.4	163.0	0.2	6.2	495.2	531.3	(6.8)	0.8

Total revenues	$671.6	$657.4	2.2%	6.7%	$1,975.2	$2,096.2	(5.8)%	0.0%

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

Total revenues increased 6.7% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, excluding the unfavorable foreign currency impact of 4.5%. On a constant currency basis, the increase was primarily due to higher software license fees and subscriptions revenues, which were up 27.0%. Product updates and support fees were relatively flat, down 0.3%, and our consulting services and other fees revenues increased 6.2%. The increase in total revenues also reflects the inclusion of the results of operations of GT Nexus in the current quarter.

For the nine-month period ended January 31, 2016, total revenues were flat compared to the nine-month period ended January 31, 2015, excluding the unfavorable foreign currency impact of 5.8%. On a constant currency basis, our year-to-date product updates and support fees increased 0.9% and our consulting services and other fees revenues increased 0.8%. These increases were offset by a 3.4% decrease in our software license fees and subscriptions revenue primarily due to lower perpetual license revenues, which were down significantly compared to the similar period last year. The decrease in our year-to-date perpetual license revenues within software license fees and subscription revenues was primarily due to the reporting for our change in fiscal year end beginning in the first quarter of fiscal 2015. As a result of changing our fiscal year end to April 30, the first nine months of fiscal 2015 was reported as the nine months ended January 31, 2015, which included May 2014, the last month of our fiscal 2014 as previously reported. Due to our normal quarterly business cycle, we experience a significantly higher level of transaction activity in the last month of a quarter compared to the first month of the quarter as there is a strong push to meet quarter-end quotas and sales compensation targets. As a result, the first nine months of fiscal 2015 included four quarter-end months, May 2014 (the last month of the last quarter of fiscal 2014) and July and October 2014, and January 2015 (the last months of the first, second and third quarters of fiscal 2015). In comparison, the first nine months of fiscal 2016 included the typically lower-volume first month of the quarter, May 2015, and the quarter-end months of July and October 2015, and January 2016. These differences result in difficult year-over-year comparisons for the year-to-date period. Comparing the month of May 2015 to May 2014, on a constant currency basis, total revenues decreased significantly which offset an increase in total revenues over the June 2015 to January 2016 period compared to the similar eight months last year.

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

In the third quarter of fiscal 2016, software license fees and subscriptions revenues increased by 27.0% compared to the third quarter of fiscal 2015, excluding the unfavorable foreign currency impact of 3.9%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2016, which contributed an increase of 32.9 points. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of GT Nexus, acquired in the second quarter of fiscal 2016, with no related amounts in the corresponding prior period. GT Nexus contributed 20.6 points of the increase. The increase in SaaS revenues was across all geographic regions, especially in the Americas, as we continued to see strong demand for our CloudSuite and other subscription offerings. This increase was somewhat offset by lower perpetual license fees revenues, which resulted in a 5.9 point decrease in the third quarter. The decrease in perpetual license fees revenues was experienced across all of our geographic regions, but primarily in our APAC region. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2016, license fees and subscriptions revenues decreased by 3.4%, compared to the nine-month period ended January 31, 2015, excluding the unfavorable foreign currency impact of 4.1%. At constant currency, we reported higher year-to-date SaaS revenues for fiscal 2016 which contributed an increase of 18.5 points across all geographic regions, primarily the Americas. This increase was more than offset by lower perpetual license fees revenues, which resulted in a 21.9 point decrease in the first nine months of fiscal 2016. The decrease in perpetual license fees revenues was experienced across all of our geographic regions, primarily the Americas. At constant currency, we believe the year-to-date decrease was primarily the result of reporting for our change in fiscal year end as explained above. Our year-to-date license fees comparison was negatively affected by the change in our fiscal year which drove the focus of our fourth quarter quarterly sales cycle to April 30 in fiscal 2015 compared to May 31 in fiscal 2014. During May 2015, the first month of fiscal 2016, we saw a significant decrease in license transactions and license fees revenues compared to May 2014, the last month of our previously reported fiscal 2014. The decrease related to the difficult May year-over-year comparables. In addition, we continued to see a shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which also negatively impacted license fees revenues in the year-to-date period. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

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

Product updates and support fees were relatively flat, down 0.3%, excluding the unfavorable foreign currency impact of 4.1%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

Product updates and support fees increased by 0.9%, excluding the unfavorable foreign currency impact of 5.5%, in the nine-month period ended January 31, 2016, compared to the nine-month period ended January 31, 2015.

At constant currency, the year-to-date increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. The increases in product updates and support fees were across all geographic regions. We continue to experience maintenance retention rates of approximately 93.0%.

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

Consulting services and other fees increased by 6.2%, excluding the unfavorable foreign currency impact of 6.0%, in the current quarter compared to the third quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 3.4 points compared to the third quarter last year, primarily in our Americas and APAC regions with the EMEA region flat quarter-over-quarter. In addition, our other fees revenues increased by 2.9 points.

Consulting services and other fees increased by 0.8%, excluding the unfavorable foreign currency impact of 7.6%, in the nine-month period ended January 31, 2016, compared to the nine-month period ended January 31, 2015. At constant currency, year-to-date consulting services revenues accounted for an increase of 0.4 points compared to the corresponding period last year. We experienced an increase in consulting services revenues in the Americas region which offset decreases in the EMEA and APAC regions. In addition, our other fees revenues increased by 0.4 points.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $920.0 million at January 31, 2016, compared to $894.1 million at April 30, 2015 and $869.6 million at January 31, 2015.

The following table sets forth the components of deferred revenue as of January 31, 2016, April 30, 2015 and January 31, 2015:

	January 31,	April 30,	January 31,
(in millions)	2016	2015	2015
Software license fees and subscriptions	$127.7	$79.5	$66.1
Product updates and support fees	737.3	754.9	745.5
Consulting services and other fees	55.0	59.7	58.0

Total deferred revenue	920.0	894.1	869.6
Less: current portion	902.3	867.0	851.4

Deferred revenue—non-current	$17.7	$27.1	$18.2

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

Operating Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2016 vs. 2015		January 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Operating expenses:
Cost of software license fees and subscriptions	$45.7	$30.9	47.9%	52.1%	$116.5	$93.5	24.6%	28.8%
Cost of product updates and support fees	61.7	67.3	(8.3)	(3.4)	186.5	199.6	(6.6)	(0.4)
Cost of consulting services and other fees	141.2	136.5	3.4	10.0	420.0	421.5	(0.4)	8.2
Sales and marketing	109.6	107.7	1.8	5.8	317.5	355.0	(10.6)	(5.8)
Research and development	114.5	101.6	12.7	16.2	313.4	307.9	1.8	6.4
General and administrative	52.8	45.5	16.0	22.0	143.7	152.0	(5.5)	2.2
Amortization of intangible assets and depreciation	65.6	60.1	9.2	12.3	181.0	186.5	(2.9)	1.2
Restructuring costs	12.2	0.3	NM	NM	20.4	11.6	75.9	84.5
Acquisition-related and other costs	3.4	(1.2)	NM	NM	15.0	(1.9)	NM	NM

Total operating expenses	$606.7	$548.7	10.6%	15.4%	$1,714.0	$1,725.7	(0.7)%	5.3%

*	NM—Percentage not meaningful

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

Cost of software license fees and subscriptions increased by 52.1%, excluding the favorable foreign currency impact of 4.2%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. At constant currency, this increase was primarily due to a 54.1 point increase related to higher SaaS costs in-line with our higher subscriptions revenues in the third quarter of fiscal 2016, a 1.0 point increase related to higher channel partner commissions due to the mix of license fees revenues in the current quarter, and 0.7 points related to higher other costs. These increases were somewhat offset by a 3.7 point decrease related to lower third-party royalties.

Cost of license fees and subscriptions for the first nine months of fiscal 2016 increased by 28.8%, excluding the favorable foreign currency impact of 4.2%, compared to the first nine months of fiscal 2015. At constant currency, this increase was primarily due to a 38.5 point increase related to higher SaaS costs in-line with higher subscriptions revenues. This increase was somewhat offset by a 6.1 point decrease related to lower channel partner commissions and a 3.8 point decrease related to lower third-party royalties, in-line with the lower year-to-date license fees revenues.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 3.4%, excluding the favorable foreign currency impact of 4.9%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. At constant currency, the decrease was primarily due to a 1.8 point decrease in employee-related support costs and a 1.1 point decrease in overhead allocations due to lower headcount in our customer support organization in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, as well as a 1.8 point decrease related to lower third-party royalties. These decreases were somewhat offset by a 1.1 point increase related to higher professional fees and 0.3 point increase related to higher channel partner commissions.

For the first nine months of fiscal 2016, cost of product updates and support fees decreased by 0.4%, excluding the favorable foreign currency impact of 6.2%, compared to the corresponding prior period. At constant currency, the year-to-date decrease was primarily due to a 5.2 point decrease in employee-related support costs and overhead allocations in-line with lower headcount and a 1.2 point decrease due to lower channel partner commissions. These decreases were somewhat offset by a 3.1 point increase related to higher professional fees and a 3.0 point increase related to higher third-party royalties.

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

Cost of consulting services and other fees increased by 10.0%, excluding the favorable foreign currency impact of 6.6%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services increased 7.5 points due to higher employee-related costs and overhead allocations due to higher headcount in our professional services organizations and 2.5 points related to an increase in other costs.

For the first nine months of fiscal 2016, cost of consulting services and other fees increased by 8.2%, excluding the favorable foreign currency impact of 8.6%, compared to the corresponding prior period. At constant currency, the year-to-date increase was primarily due to a 5.9 point increase in employee-related costs and overhead allocations in-line with higher headcount, a 1.5 point increase due to higher billable contractor costs and a 0.8 point increase related to other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 5.8%, excluding the favorable foreign currency impact of 4.0%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 5.6 points due to higher employee-related sales costs and related overhead allocations due to higher headcount in our sales organization in the current quarter compared to last year, as well as a 0.2 point increase in other sales and marketing costs.

Sales and marketing expenses decreased by 5.8%, excluding the favorable foreign currency impact of 4.8%, in the nine-month period ended January 31, 2016, compared to the nine-month period ended January 31, 2015. On a constant currency basis, the year-to-date decrease in sales and marketing expenses was primarily due to a decrease of 3.9 points due to lower employee-related sales costs and related overhead allocations, with lower commission costs in-line with lower licensing activity year-over-year, a decrease in employee travel costs, as well as a decrease in equity-based compensation which more than offset an increase in salaries and benefits related to higher headcount. In addition, sales and marketing expenses decreased 1.7 points due to lower marketing program costs and 0.2 points due to lower professional fees and other sales costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures.

Research and development expenses increased by 16.2%, excluding the favorable foreign currency impact of 3.5%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. On a constant currency basis, research and development expenses increased 10.8 points as a result of higher employee-related costs and related overhead allocations due to higher headcount in our development organization, 9.3 points related to higher share-based compensation, and 4.0 points related to higher professional fees in the third quarter of fiscal 2016 compared to the third quarter last year. These increases were somewhat offset by a 7.3 point decrease related to higher capitalization of software development costs in the current quarter as compared to the third quarter last year and 0.6 points related to a decrease in other development costs.

Research and development expenses increased 6.4%, excluding the favorable foreign currency impact of 4.6%, in the nine-month period ended January 31, 2016, compared to the nine-month period ended January 31, 2015. On a constant currency basis, research and development expenses increased 5.8 points related to higher professional fees, 3.6 points as a result of higher employee-related costs and overhead allocations, 2.4 points related to higher share-based compensation, and 0.2 points related to an increase in other development costs. These increases were somewhat offset by a 5.6 point decrease related to higher capitalization of software development costs year-to-date as compared to the corresponding period last year.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 22.0%, excluding the favorable foreign currency impact of 6.0%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. On a constant currency basis, general and administrative expenses increased approximately 9.7 points related to higher consulting and professional fees, 4.1 points due to an increase in employee-related costs, 3.7 points related to overhead allocations, 3.5 points due to higher share-based compensation in the quarter, and a net increase of 2.7 points in other general and administrative expenses. These increases were partially offset by 1.7 points due to lower legal settlement costs in the quarter compared to last year.

General and administrative expenses increased by 2.2%, excluding the favorable foreign currency impact of 7.7%, in the nine-month period ended January 31, 2016, compared to the nine-month period ended January 31, 2015. On a constant currency basis, year-to-date general and administrative expenses increased approximately 3.9 points due to higher employee-related costs, 3.2 points related to overhead allocations and 2.5 points related to higher consulting and professional fees. These increases were partially offset by a decrease of 5.6 points due to lower legal settlement costs incurred in the first nine months of fiscal 2016 compared to the corresponding period last year, 1.6 points due to lower year-to-date share-based compensation, and a net decrease of 0.2 points in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Amortization of intangible assets and depreciation increased by 12.3%, excluding the favorable foreign currency impact of 3.1%, in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015.

In the nine-month period ended January 31, 2016, amortization of intangible assets and depreciation increased by 1.2%, compared with the nine-month period ended January 31, 2015, excluding the favorable foreign currency impact of 4.1%.

The quarter-over-quarter and year-to-date increases resulted primarily from higher depreciation of fixed assets and amortization expense related to intangible assets recorded as part of our recent acquisitions. These increases were somewhat offset by lower amortization related to certain of our assets being fully amortized or depreciated in fiscal 2015 with no corresponding expense recorded in fiscal 2016.

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

We recorded restructuring charges of approximately $12.2 million and $0.3 million in the third quarter of fiscal 2016 and in the third quarter of fiscal 2015, respectively, related to our various restructuring actions.

We incurred restructuring charges of $20.4 million in the nine-month period ended January 31, 2016, compared to $11.6 million in the nine-month period ended January 31, 2015.

The restructuring charges recorded to date in fiscal 2016 included approximately $12.1 million related to employee severance costs and $8.3 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions across all functions primarily in the Americas and EMEA regions. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

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

In the third quarter of fiscal 2016, we recorded acquisition-related and other costs of $3.4 million, an increase of approximately $4.6 million compared to a $1.2 million net credit in the third quarter of fiscal 2015.

For the nine months ended January 31, 2016, acquisition-related and other costs totaled $15.0 million, a change of approximately $16.9 million compared to a $1.9 million net credit in the comparable nine months of fiscal 2015.

For the three and nine months ended January 31, 2016, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015, costs of the Registration Statement on Form S-4 that we filed with the SEC (Form S-4) related to the Exchange Offer (as defined below), costs related to our investment in LogicBlox-Predictix Holdings, Inc. (Predictix), as well as an adjustment to the estimated fair value of our contingent consideration liability related to previous acquisitions. For the three and nine months ended January 31, 2015, acquisition-related and other costs net credit related primarily to adjustments to the estimated fair value of our contingent consideration liabilities which were somewhat offset by costs related to acquisitions.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2016 vs. 2015		January 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Interest expense, net	$80.5	$86.6	(7.0)%	(7.0)%	$231.6	$263.3	(12.0)%	(12.0)%
Other (income) expense, net	35.7	(40.8)	NM	NM	9.3	(74.9)	NM	NM

Total non-operating expenses	$116.2	$45.8	153.7%	157.2%	$240.9	$188.4	27.9%	28.2%

*	NM—Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $6.1 million, or 7.0%, to $80.5 million in the quarter ended January 31, 2016, compared to $86.6 million in the quarter ended January 31, 2015. The quarter-over-quarter decrease in our interest expense was primarily due to the refinancing of our Senior Notes in the fourth quarter of fiscal 2015 at more favorable interest rates somewhat offset by interest on our Senior Secured Notes issued in the second quarter of fiscal 2016. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $8.7 million and amortization of deferred financing fees and net debt discounts decreased $0.3 million in the third quarter of fiscal 2016 compared to the third quarter last year. These decreases were somewhat offset by $2.9 million of additional interest related to our interest rate swaps.

Interest expense, net decreased by $31.7 million, or 12.0% to $231.6 million in the nine-month period ended January 31, 2016, compared to $263.3 million in the nine-month period ended January 31, 2015. Year-to-date, the decrease was primarily due to our refinancing transactions which resulted in a $38.3 million decrease in our interest expense and a $2.0 million decrease in the amortization of deferred financing fees and net debt discounts, which were somewhat offset by a $8.9 million increase in interest related to our interest rate swaps.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $35.7 million in the quarter ended January 31, 2016, compared to $40.8 million net income in the quarter ended January 31, 2015. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

For the first nine months of fiscal 2016, other (income) expense, net was net expense of $9.3 million compared to net income of $74.9 million in the nine-month period ended January 31, 2015. This change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change				Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2016 vs. 2015				January 31,		Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual		Constant Currency		2016	2015	Actual	Constant Currency
Income tax provision (benefit)	$(5.7)	$11.6	NM	%	NM	%	$11.2	$44.2	(74.7)%	(72.9)%
Effective income tax rate	11.1%	18.4%					55.2%	24.3%

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

The change in our effective tax rate for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily driven by a decrease in the proportion of foreign earnings subject to lower tax rates, a reduction in the valuation allowances for various foreign deferred tax assets, an increase in nondeductible taxable income, and an increase in taxes as a result of various tax law changes.

The change in our effective tax rate for the first nine months of fiscal 2016 compared to the corresponding period of fiscal 2015 was primarily driven by a decrease in the proportion of foreign earnings subject to lower tax rates, a reduction in the amount of unrecognized tax benefits, a reduction in the amount of nondeductible taxable income, and an increase in taxes as a result of various tax law changes.

During fiscal 2015, we continued to examine various tax structuring alternatives that may be executed during fiscal year 2016, which would provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases, specifically in the Netherlands. In the Netherlands, the Company continues to remain in a 3-year cumulative loss position as of January 31, 2016 for certain subsidiaries, which constitutes significant negative evidence in our valuation allowance considerations. Based on projected future earnings, the 3-year cumulative income/loss analysis and the evaluation of certain tax planning strategies that would utilize available net operating losses prior to expiration, it is reasonably possible that sufficient positive evidence will exist during the next twelve months to release all or a significant portion of our valuation allowance on the Company’s Netherlands deferred tax assets.

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

Non-GAAP Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2016 vs. 2015		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2016 vs. 2015
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
GAAP revenues	$671.6	$657.4	2.2%	6.7%	$1,975.2	$2,096.2	(5.8)%	0.0%
Non-GAAP revenue adjustments:
Purchase accounting impact on software license fees and subscriptions	5.9	0.1			10.2	0.9
Purchase accounting impact on product updates and support fees	—	1.4			0.5	2.8
Purchase accounting impact on consulting services and other fees	0.1	0.1			0.1	0.4

Total non-GAAP revenue adjustments	6.0	1.6			10.8	4.1

Non-GAAP revenues	$677.6	$659.0	2.8%	7.3%	$1,986.0	$2,100.3	(5.4)%	0.3%

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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended January 31,
Cash Flows	2016	2015	Change
Cash provided by (used in):
Operating activities	$ 221.5	$ 261.7	(15.4)%
Investing activities	(627.2)	(40.9)	NM
Financing activities	412.7	(133.7)	NM
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(48.4)	(75.6)

Net change in cash and cash equivalents	$ (4.8)	$ 38.7	(112.4)%

*	NM—Percentage not meaningful

(in millions, except percentages) Capital Resources	January 31, 2016	April 30, 2015	Change
Working capital deficit	$(207.1)	$(226.4)	(8.5)%
Cash and cash equivalents	$521.9	$526.7	(0.9)%

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

In the first nine months of fiscal 2016, we completed the GT Nexus Acquisition for $550.3 million, net of cash acquired. In the comparable nine months last year, we completed one acquisition for a purchase price of $30.1 million, net of cash acquired. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2016, was $221.5 million. Our net income adjusted for non-cash items provided $239.8 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $18.3 million. The uses of cash were from a $41.0 million increase in prepaid expenses and other assets, primarily due to the timing of certain of our significant service agreements, an $18.7 million increase in income tax receivable/payable, net, and a $16.4 million increase in accounts receivable, net partially due to the timing of our maintenance cycle in EMEA as a significant portion of the support invoicing is completed on a calendar year basis. These uses of cash were partially offset by a $30.3 million increase in accounts payable, accrued expenses and other liabilities partially due to the timing of vendor payments and a $27.5 million increase in deferred revenues primarily due to the timing of maintenance renewals, as a significant portion of our EMEA maintenance renews on December 31.

Net cash provided by operating activities for the nine-month period ended January 31, 2015, was $261.7 million. Our net income plus non-cash items provided $272.1 million in cash due to strong cash flows from operations, while changes in operating assets and liabilities used cash of $10.4 million. These uses of cash were primarily from a $61.8 million increase in accounts receivable, net, and a $15.9 million increase in prepaid expenses and other assets which were somewhat offset by $28.4 million related to our income tax receivable/payable, net and a $30.9 million increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $627.2 million in the nine-month period ended January 31, 2016. The primary uses of cash were $549.6 million net cash used for our acquisition of GT Nexus, $49.4 million used to purchase property, equipment and software, and $25.0 million for our investment in Predictix.

Net cash used in investing activities was $40.9 million in the nine-month period ended January 31, 2015. The primary uses of cash were $30.1 million net cash used for our acquisition of Saleslogix and $28.8 million used to purchase property, equipment and software. These uses of cash were partially offset by an $18.0 million decrease in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was $412.7 million in the nine-month period ended January 31, 2016. The source of cash was $495.0 proceeds from the issuance of debt in connection with the GT Nexus Acquisition. This was partially offset by uses of cash, primarily $35.0 million in dividend payments, $25.6 million in debt repayments, and $16.5 million in deferred financing fees related to the issuance of our Senior Secured Notes.

Net cash used in financing activities was $133.7 million in the nine-month period ended January 31, 2015. The primary uses of cash were $80.2 million in debt repayments and $42.7 million in dividend payments.

Effect of Exchange Rate Changes

For the nine months ended January 31, 2016, changes in foreign currency exchange rates resulted in an $11.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $48.4 million during the nine months ended January 31, 2015.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $207.1 million at January 31, 2016, compared to $226.4 million at April 30, 2015. At January 31, 2016, our cash decreased by $4.8 million compared to the balance at April 30, 2015. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of our fiscal 2016, the most significant changes in our current assets were a $34.7 million increase in prepaid expenses and an increase in our accounts receivable, net, of $33.7 million. During this period, the most significant change in our current liabilities was an increase in deferred revenue of $35.3 million, as a significant portion of our EMEA maintenance renews on December 31.

Cash and Cash Equivalents

As of January 31, 2016, we had $521.9 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2016, $70.5 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $451.4 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2016			April 30, 2015
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-3 due June 3, 2020	$463.0	$459.1	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,453.9	2,375.4	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	366.1	361.6	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.3	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	379.2	373.9	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	480.2	5.750%
Deferred financing fees, debt discounts and premiums, net	(122.7)	—		(118.2)	—

Total long-term debt	5,669.5	5,669.5		5,226.8	5,226.8
Less: current portion	(0.1)	(0.1)		(0.1)	(0.1)

Total long-term debt—non-current	$5,669.4	$5,669.4		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of January 31, 2016, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our Senior Notes.

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

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of the borrower’s assets and the assets of the Guarantors. Under the Credit Agreement, we are subject to a financial maintenance covenant that is applicable only for the revolving credit facility and then only for those fiscal quarters in which we have significant borrowings under the revolving credit facility outstanding as of the last day of such fiscal quarter. This covenant would require us to maintain a total leverage ratio not to exceed certain levels as of the last day of any such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of January 31, 2016, we have made no draws against the Revolver and no amounts are currently outstanding. However, $11.7 million of letters of credit have reduced the amount available under the Revolver to $138.3 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Senior Notes

Our 6.500% and 5.750% Senior Notes (the Senior Notes) bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

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

Senior Notes Exchange Offer

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC, relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that will be registered with the SEC. The Exchange Offer commenced on February 12, 2016, subsequent to the end of the third quarter of fiscal 2016. Under the terms of the Exchange Offer, holders of our Senior Notes can exchange their original 6.500% and 5.750% Senior Notes (the Original Notes) for a like principal amount of 6.500% and 5.750% Senior Notes (the Exchange Notes) that will be registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes will not apply to the Exchange Notes. The Exchange Offer expires on March 15, 2016, unless extended in our sole discretion. We will not receive any proceeds from the Exchange Offer.

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

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Unrestricted Subsidiary

As of January 31, 2016, we have designated Infor Retail Holdings, Inc. (Infor Retail Holdings) as an “Unrestricted Subsidiary” as defined under the provisions of our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of Infor Retail Holdings are included in our Condensed Consolidated Financial Statements. As required by our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Accordingly, as of January 31, 2016, the financial position of Infor Retail Holdings reflects our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment is included in other assets on our Condensed Consolidated Balance Sheets. In addition, Infor Retail Holdings did not have any results of operations to report for the three and nine months ended January 31, 2016, and our Condensed Consolidated Statements of Operations are not impacted by the Unrestricted Subsidiary for any of the periods presented.

Restricted Cash

We had approximately $11.8 million of restricted cash as of January 31, 2016, of which approximately $1.0 million and $10.8 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Form 10-K/T, our total contractual obligations at April 30, 2015, were $7,331.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended January 31, 2016, other than the issuance of our Senior Secured Notes on August 25, 2015. See Note 11, Debt – First Lien Senior Secured Notes. At January 31, 2016, we had recorded a liability for uncertain tax positions of $142.3 million. Over the next 12 months, we expect a net reduction of approximately $20.1 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 41.7% and 46.6% of our total revenues for the third quarter of fiscal 2016 and 2015, respectively. International cost of revenues and operating expenses accounted for 40.2% and 46.6% of our total cost of revenues and operating expenses for the third quarter of fiscal 2016 and 2015, respectively. For the first nine months of fiscal 2016 and 2015, international revenues represented 42.5% and 47.6% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 42.1% and 47.2% of our total cost of revenues and operating expenses for the first nine months of fiscal 2016 and 2015, respectively.

As of January 31, 2016 and April 30, 2015, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.9% and 3.4%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.5% and 1.1% as of January 31, 2016 and April 30, 2015, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.5% and 0.6% as of January 31, 2016 and April 30, 2015, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of January 31, 2016 and April 30, 2015, we had $5.7 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at January 31, 2016, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On January 31, 2016, the three-month LIBOR and EURIBOR rates were 0.61% and -0.16%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the January 31, 2016, rates would not increase our total monthly interest expense as the LIBOR and EURIBOR floors related to our debt would not be impacted by such a change.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.8% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Index to Exhibits on page 65 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2016

INFOR, INC.

By:	/s/ JEFFREY M. LABORDE
Jeffrey M. Laborde
Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1†	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Jeffrey M. Laborde

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Jeffrey M. Laborde

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Previously filed.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2016, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at January 31, 2016 and April 30, 2015,
ii.	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2016 and 2015,
iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2016 and 2015,
iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2016 and 2015, and
v.	Notes to Condensed Consolidated Financial Statements.