Form 10-K
period 2016-04-30
Infor, Inc.
filed 2016-06-23
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Note: The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but has not been subject to such filing requirements for such period as the Company’s registration statement on Form S-4 became effective on February 12, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was zero as of October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on June 1, 2016, was 1,000, par value $0.01 per share.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED April 30, 2016

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended April 30, 2016, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this annual report.

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

INDUSTRY AND MARKET DATA

This annual report includes industry data that we obtained from periodic industry publications. As noted in this annual report, Gartner, Inc. (Gartner) and International Data Corporation (IDC) were the primary sources for third-party industry data and forecasts, including the Gartner reports “Forecast: Enterprise Software Markets, Worldwide, 2013-2020, 1Q16 Update; Published: 17 March 2016; ID: G00294997” (the March 2016 Gartner Report) and “Forecast: Public Cloud Services, Worldwide, 2014-2020, 1Q16 Update; Published: 01 April 2016; ID: G00302290” (the April 2016 Gartner Report). The Gartner Reports described herein, (the Gartner Reports) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this annual report) and the opinions expressed in the Gartner Reports are subject to change without notice. The IDC report “Worldwide Software Forecast, 2015-2019; published December 2015; IDC #US40710015” (the December 2015 IDC Report) and the represented data, research, opinion or viewpoints published, as part of syndicated service, by IDC, are not representations of fact. The IDC Reports speak as of its original publication date (and not as of the date of this annual report) and the opinions expressed in the IDC Report are subject to change without notice. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information included in this annual report. We have not independently verified any of the data from these third-party sources or the underlying assumptions on which such data relies.

PART I

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries. References to “Lawson” refer to Lawson Software, Inc. (now known as Infor (US), Inc.), a wholly owned subsidiary of Infor, Inc.

Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on April 30 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we changed our fiscal year end to April 30 effective beginning with our fiscal 2015. As a result, references to our fiscal 2015 and beyond mean the fiscal year ended on April 30 of such year. In addition, in transitioning to our new fiscal year end, we reported fiscal 2015 as the 11-month transition period of June 1, 2014 through April 30, 2015.

Item 1. Business

General

                Infor is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in many industries, including manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. Our software and services offerings are often “mission critical” for many of our customers as they help automate and integrate critical business processes, which enable our customers to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on software programs that are less specialized and more difficult to run in the cloud, and take more time and cost to tailor to customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across different verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, a hosting services industry leader. Additionally, Infor offers the GT Nexus, Inc. (GT Nexus) supply chain network platform to connect companies with their suppliers, distributors, and 3PLs in a commerce cloud. In addition to providing software products, we help our customers implement and use our applications more effectively through our consulting services. We also provide ongoing support and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated global customer base. Our customers range from Fortune 500 enterprises to medium-sized businesses. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products and retail, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 18 of the top 20 aerospace companies, 8 of the top 10 high tech companies, the top 10 pharmaceutical companies, 22 of the top 25 U.S. healthcare delivery networks, the top 20 automotive suppliers, 19 of the top 20 industrial distributors, 18 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three major geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 14,390 employees worldwide and have offices in 43 countries. Across our applications, we offer our solutions in over 40 languages, and we intend to continue to translate our systems into new languages as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 62.8% from the Americas, 29.6% from EMEA and 7.6% from APAC in fiscal 2016. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

On April 5, 2012, we completed the combination of GGC Holdings and its subsidiaries with the operating subsidiaries of IGS Intermediate Holdings (such subsidiaries prior to the combination defined here as Infor Global Solutions) and the operations of these entities were merged together under GGC Holdings (the Infor Combination). Both Infor Global Solutions and GGC Holdings were under common control of Golden Gate Capital, and accordingly the financial statements contained herein are presented on a consolidated basis as if Infor Global Solutions and GGC Holdings were combined from the date of inception of common control. Financial statements and financial information presented for prior years have been retrospectively adjusted to furnish comparative information for periods during which the entities were under common control. On April 26, 2012, we formally changed the name of GGC Software Holdings, Inc. to Infor, Inc. In addition, on June 21, 2012, we changed the name of Lawson Software, Inc. to Infor (US), Inc. Transactions between Infor, Inc. and its subsidiaries, including subsidiaries obtained through the combining of GGC Holdings and Infor Global Solutions, have been eliminated for presentation.

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

Golden Gate Capital

Golden Gate Capital is a San Francisco-based private equity investment firm with approximately $15.0 billion of capital under management. Golden Gate Capital is dedicated to partnering with world-class management teams to invest in change-intensive growth businesses. The principals of Golden Gate Capital have a long and successful history of investing with management teams across a wide range of industries and transaction types, including leveraged buyouts, recapitalizations, corporate divestitures and spin-offs and buildups.

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 60 software companies with combined revenues of over $7.0 billion. On a consolidated basis, Golden Gate Capital’s software portfolio would represent the fourth largest global enterprise software company behind only Microsoft, Oracle Corporation (Oracle), and SAP AG (SAP).

Summit Partners

Summit Partners provides growth equity to exceptional entrepreneurs and management teams. Founded in 1984, the firm had invested more than $6.5 billion into equity and fixed income opportunities as of December 31, 2015. As of December 31, 2015, Summit had invested in more than 430 companies in healthcare and life sciences, technology and other growth sectors. These companies have completed more than 135 public offerings, and more than 160 have been acquired through strategic mergers and sales. Summit Partners maintains offices in North America and Europe, and invests in companies around the world.

Summit Partners is particularly active in the technology sector, having made investments in more than 250 technology companies, including more than 120 software companies, as of December 31, 2015. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and software-as-a-service (SaaS) categories.

Our Strategy

We are focused primarily on medium and large-sized enterprise customers that require advanced software products and services designed specifically for their needs. The principal features of our strategy include:

•	Microvertical Software Suites. We develop enterprise software applications to meet the specific needs of customers in targeted industries and increasingly for the microvertical segments within these broader industries, generally enabling our customers to have functionality tailored to the unique needs of their businesses and markets. We intend to continue designing, developing and deploying microvertical-specific applications and technologies that maximize ease-of-use and provide a lower total cost of ownership for customers by saving them time and resources during implementation. To maximize the benefits of our solutions, we plan to complement our industry expertise through our professional services organization and strategic relationships with key partners.

•	Architecture of the Internet. We believe enterprise software and technology have generally lagged the overall advancements delivered during the Internet era. As a result, our intent is to bring these advancements to our customers. For example, our technology approach for integrating the often disparate applications used by our customers is based on the loosely coupled architecture of the Internet, as opposed to the monolithic approach of the past. Infor ION technology is lightweight middleware that uses the standards found in the Internet to connect both Infor and non-Infor applications. This approach enables cloud deployment including multi-tenancy, simplifies implementations, minimizes the disruption and complexity of upgrades and helps increase the overall speed, agility and deployment flexibility of our customers. The Infor 10X technology platform achieves major advancements in the areas of core Infor ION integration, and also includes other advancements in social collaboration, mobility, and analytics.

•	Creating Experiences People Love. We also believe that the overall design and user experience delivered by enterprise applications has trailed the broader consumer software market in recent years. As a result, we are addressing this market need in two ways: 1) creating and investing in an internal design agency called Hook & Loop to bring top design talent and expertise to Infor and 2) delivering business software that is beautifully designed, easy to use, and consistent with what business users find in their personal lives. All the major applications released in Infor 10X feature the new Infor SoHo Experience, a reinvented HTML5 consumer-inspired user interface that is consistent across the user’s Infor experience.

•	Engineered with Data Science. Our customers have a high volume of data, much of which is stored in our systems, and to help them harness the power of that data to make better decisions, we build data science into our applications through Infor Dynamic Science Labs. Based in Kendall Square, Cambridge, Massachusetts, Infor Dynamic Science Labs is a team of scientists, mathematicians, economists, and engineers that help our customers take advantage of their data without having to employ their own team of expensive data scientists to uncover opportunities and recommend next steps, and drive strategies in all areas of their business, from recruiting and staffing to asset management and pricing.

Our Competitive Strengths

We believe we have the following competitive strengths:

•	Strong Market Position in Targeted Verticals. Our products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, automotive, ESM&R, service industries, consumer products and retail, and hospitality. For example, in manufacturing, our largest vertical, our customers include 18 of the top 20 aerospace companies, 8 of the top 10 high tech companies, and the top 10 pharmaceutical companies. In healthcare, our second largest vertical, our customers include 22 of the top 25 U.S. healthcare delivery networks. In our other targeted verticals we have similarly strong positions where our customers include 18 of the largest 20 global retailers, 19 of the top 20 industrial distributors, and over 4,100 public sector agencies including 18 of the 20 largest U.S. states and the top 20 largest U.S. cities.

•	Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization in our products, which we believe results in lower implementation and upgrade costs, as well as a lower cost of maintenance for our customers. We believe our cost advantage is further enhanced by our flexible approach to middleware and hardware. Our light-weight middleware and business vault technology, ION, is built on open standards and allows customers to connect and analyze the data from numerous applications, including those from our company and third parties. We also seek to provide value for our customers through our advanced portfolio of horizontal applications, including our CRM, EAM, financial applications, HCM and SCM suites, which can be bundled together and integrated with our core enterprise resources planning (ERP) offering or sold on an individual basis to customers who do not utilize our ERP products.

•	Unique Cloud Suites and Upgrade Program that Enables Customers to Move Mission Critical Applications to the Cloud. Many traditional software vendors are struggling to pivot to the cloud era for ERP and other mission critical applications. One of the reasons they are having this struggle is the need for extensive customization of their software to meet the specific needs of customers in various industries. Because Infor software has decades of industry-specific functionality built-in and is architected for the Internet era, Infor is the first company to deliver applications and suites in a multi-tenant public cloud through Amazon Web Services. In addition, the Infor UpgradeX Program offers a clear, appealing, and predictable path for modernizing customers’ existing on-premises deployments of Infor applications. Through UpgradeX, Infor will execute all the services required for the initial migration or upgrade to the cloud, where Infor can handle maintenance, support and upgrades.

•	Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our product development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•	Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve a large, diverse and sophisticated global customer base, ranging from Fortune 500 enterprises to mid-sized businesses. Our revenue base is geographically diverse. Of our fiscal 2016 revenues, approximately 62.8% was from the Americas, 29.6% was from EMEA and 7.6% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•	Complementary Products Create Compelling Cross-Selling Opportunities. We expect to realize significant cross-selling opportunities among our broad array of product offerings and enhanced focus of the sales effort on our product portfolio. For example, our distribution products were historically sold to customer bases in different geographies with almost no overlap. Within our public sector vertical, some of our public sector products focus on asset management and constituent interaction, including service requests, permitting, licensing and utilities, whereas other public sector products provide governments with back-office systems that help control spending via procurement, financial and human resources (HR) applications. In general, we believe there is significant opportunity to leverage greater cross-sale activity among our various business units, and we continue to identify new synergies with respect to products we develop and acquire as they are integrated into our existing businesses.

•	Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle, where he led Oracle’s field organization and oversaw revenue growth of more than 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: Co-President, Products and Support, Duncan Angove, with more than 20 years of management experience from Oracle and Retek; Co-President, Global Field Operations, Stephan Scholl, a 15-year industry veteran from Lawson, Oracle, and PeopleSoft; COO Pam Murphy, with more than a decade of experience from Oracle and Andersen Consulting: and CFO Jeffrey M. Laborde, over 18 years of extensive finance, accounting, investment and operational experience from his various roles covering the technology industry. Additionally, our principal stockholders, investment funds affiliated with our Sponsors, Golden Gate Capital and Summit Partners, provide ongoing support and advice to our management team. We believe we can draw on our Sponsors’ experience and expertise as two of the most active investors in the technology industry, having collectively invested in or acquired more than 310 technology companies since their respective inceptions in 2000 and 1984.

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

GT Nexus Commerce Network

Companies today have vast supplier networks that help manufacture, design, distribute, ship, and sell their products. Traditional enterprise software has been limited to data and information contained within a single enterprise, which does not provide companies with visibility across their growing supply chains. In a complex, high velocity supply chain, all partners need to know what was ordered, when it was built, where it is in transit, if the order has changed, and if it has cleared customs. Specialization and speed are moving the future of manufacturing into the commerce cloud. Through our GT Nexus platform, data from ERP and other systems flows across the supply chain to help companies manage production and monitor goods in transit and at rest.

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

Our Industry

                The enterprise application software industry is competitive, rapidly changing, and significantly affected by new product offerings and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. In addition, how enterprise software applications are deployed is evolving and becoming more flexible, from on-site to in the cloud, or a combination of both. According to the March 2016 Gartner Report, the worldwide enterprise application software market in 2015 was approximately $149.8 billion (constant currency), a 7.4% increase from approximately $139.5 billion (constant currency) in 2014. This market is forecasted to be approximately $160.6 billion in revenue for 2016 (constant currency), a 7.2% increase over 2015. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 7.6% per annum from 2015 to 2020. In addition, according to the April 2016

Gartner Report, in 2015 the worldwide market for public cloud application services, which includes SaaS revenues, was approximately $31.6 billion, a 15.8% increase from approximately $27.3 billion in 2014. This market is forecasted to be approximately $37.8 billion in revenue for 2016, a 19.6% increase over 2015. The market for public cloud application services, including SaaS, is forecast to grow at a compound annual growth rate of approximately 17.9% per annum from 2015 to 2020.

The enterprise software industry is experiencing a pivot to the cloud. Companies have been using edge software applications like CRM and HCM in the cloud for years. We believe there is strong appetite for companies to expand their cloud ecosystem to include mission critical applications like ERP and Financial Management. The cloud offers increased flexibility, faster deployment and upgrades, and enhanced security measures to protect against increasing cyber threats and attacks. According to the December 2015 IDC Report, the percent of worldwide application software revenue provided in the public cloud in 2014 was 18.6%, as compared to 81.4% provided on-premise or through other delivery, and is anticipated to increase to 29.8% of worldwide application software revenue by 2019. Per IDC, the worldwide market for application software revenue is forecast to grow at a compound annual growth rate of approximately 5.8% per annum from 2014 to 2019 with public cloud applications revenues forecast to grow at a compound annual growth rate of approximately 16.3% per annum from 2014 to 2019 compared to 2.7% for on-premise/other delivery methods.

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

The enterprise applications industry has experienced significant consolidation over the last ten years. Many ERP companies have made acquisitions to acquire access to a customer base, fill out their product lines or join forces to better compete in the market. For example, Oracle, one of our primary competitors, has acquired more than 100 companies since 2005, including market leaders such as PeopleSoft, Hyperion and Siebel. While this consolidation has created larger companies with broad product lines, it has also resulted in fewer competitors providing less choice for customers. Moreover, the broad product offerings from these large ERP players have become less targeted and more expensive for customers. Consolidation in our target markets has further enhanced our competitive positioning with our customers. We believe that for many customers, we present a compelling alternative to the largest horizontal providers, such as Oracle and SAP, while maintaining an ability to compete with smaller niche providers.

A number of factors driving demand for enterprise application software products are listed below:

•	Need for Vertical-Specific Enterprise Software. We believe that software applications from vendors such as Microsoft Corporation, Oracle, Intuit Inc., The Sage Group plc and SAP, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In general, customers may need to customize these horizontal software products to suit their specific needs and may need to acquire select software modules from multiple vendors to integrate into their systems thereby creating one comprehensive software suite that meets their purpose. This approach can lead to a complex and time-consuming implementation and integration process and may drain customers’ human capital and financial resources and increase total cost of ownership. As a result, we believe enterprises in our target markets prefer a single vendor like us that can offer software that requires fewer customizations to adapt to their business needs, along with high-quality implementation, flexible deployment options, and maintenance support services that help optimize the benefits of our product offerings.

•	Complex Regulatory Requirements and Changing Industry Dynamics. Businesses across a range of industries are increasingly required to comply with regulations such as the Sarbanes-Oxley Act, Basel II, Solvency II and the Health Insurance Portability and Accountability Act, as well as complex tax and financial audit reporting and other regulatory compliance obligations. Such regulatory mandates often require organizations to audit, track and manage their information, systems and processes to comply with regulations that are often complex and that vary by geography and industry. We believe these regulations and the tightening of the overall regulatory environment are forcing businesses to continue to improve their ability to audit their practices in ever more efficient ways to confront accounting, business and financial management issues with a high degree of attention to avoid or mitigate potentially severe consequences of any failures. We believe such complexity and variability, and the increased operational cost that results, is encouraging businesses to implement information technology software products that help them automate and monitor regulatory compliance requirements in more cost-effective and scalable ways than their current systems can accommodate. Industry dynamics are shifting as organizations must stay current with changing rules and regulations.

•	Increasing Focus on Human Capital. We believe that our customers consider efficient and effective utilization of their human capital as a key to their success. Many of our customers have complex human resource organizations, where their workforce is spread across locations, departments and verticals. The ability of our customers to manage their human resources effectively helps lower costs and also helps retain the right talent, enhancing overall productivity. We believe that an increasing focus on HCM among enterprises generally is responsible for driving growth rates in HCM spending that are among the fastest in the enterprise application software market.

•	Need to Improve Process Efficiencies and Customer Service. Companies strive to innovate while controlling costs and offering superior customer service in order to survive and thrive in a highly competitive marketplace. We believe that businesses in general view information technology as a definitive way to modernize, automate and further increase the efficiency of their processes. As global competition increases, these businesses will need to replace their older technology systems or manual processes with more comprehensive business management software products in order to increase efficiencies, optimize their business performance and enhance their competitive advantage.

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

We frequently encounter competitors such as SAP and Oracle. Both are large, global vendors that are increasingly targeting mid-sized businesses, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like us that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle. Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. By increasing our scale and the range of our products, we believe we can continue to compete and win against SAP, Oracle and other ERP vendors, globally in our targeted industries.

We have also strengthened our competitive position by launching innovative new products like Infor Ming.le, ION Suite, Infor CloudSuite, Infor Rhythm, and Infor Dynamic Enterprise Performance Management (d/EPM). We have also significantly improved our consulting and maintenance offerings to give our customers a greater choice in how we install and support their applications and technology.

Sales and Marketing

Sales

We market and sell our software and services solutions primarily through a direct sales force, augmented by strategic alliances with systems integrators and resellers. Our direct sales force and services organizations are aligned with our strategy of providing industry-tailored applications. Within each industry, we have a dedicated, direct sales team. These industry teams further break down into regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas, EMEA and APAC. We also have a telesales group that focuses on inside sales to smaller customers and smaller transactions within larger customer accounts.

In addition to our direct sales teams, we have over 1,670 active resellers and strategic alliances that focus generally on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows and the hosting of conferences with many of our business partners.

Marketing

We have significantly increased our marketing efforts toward achieving greater brand awareness and visibility over the last 12 months. Our “No Two Clouds Should Be Alike” campaign continues to run in major airports around the world including Chicago O’Hare, Dubai, London Heathrow, Munich, Newark Liberty, New York JFK, New York LaGuardia, and San Francisco International. In addition, Infor advertisements have been running in the Financial Times in Europe.

Increased public interest in the Company can also be shown by the increasing media attention given to Infor. Media coverage of Infor doubled in each of the last two fiscal years, and continued to grow at a healthy pace in fiscal 2016. Our executives are routinely invited to speak at leading events including Fortune Brainstorm Tech, Web Summit, Bloomberg Next Big Thing, and Collision, among others. Our CEO frequently appears on national and international news programs to share insight and expertise including CNBC, Bloomberg, and Fox Business Network.

Research and Development

Since our inception, we have made substantial investments in software product development. We believe that timely development of new software applications, enhancements to existing software applications and the acquisition of rights to sell or incorporate complementary technologies and products into our software offerings are essential to maintain our competitive position in the market. The business application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. We continue to be committed to significant investment in research and development to enhance our existing products as well as developing new innovative applications.

Our total R&D expenses were $421.6 million for the year ended April 30, 2016, or 15.7% of revenue. As of April 30, 2016, our research and development organization consisted of approximately 4,570 employees an increase of over 20% from 3,770 employees at the end of last year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of research and development expenses.

Trademarks

“Infor,””Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual,” “Inforce,” and “GT Nexus,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. The trademark “Inforce” is jointly owned by Infor and salesforce.com. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ®, (TM) and (sm) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 64 United States-issued patents, six pending United States patent applications, five foreign equivalent patents, and five foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

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

Employees

As of April 30, 2016 we had approximately 14,390 employees, including approximately 2,140 in sales and marketing, 4,570 in research and development, 5,430 in services and customer support and 2,250 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden, and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Available Information

We make available, free of charge, in the Investors section of our website (www.infor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330. Our filings are also available on the SEC’s website at www.sec.gov.

In addition, we announce material information, including press releases, analyst presentations and financial information regarding the Company, through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/infor-investors-relations/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “Company” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Annual Report on Form 10-K.

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

We compete with Oracle, SAP and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

•	single-industry software vendors;

•	human resource management software vendors;

•	financial management software vendors;

•	manufacturing software vendors;

•	merchandising software vendors;

•	services automation software vendors;

•	CRM software vendors;

•	software integrators and outsourced services providers; and

•	internet (on demand) software vendors.

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

Our revenues, and in particular our perpetual software license fees revenues, vary from quarter-to-quarter and are difficult to predict. If we are unsuccessful in achieving anticipated levels of revenue, the value of your investment could decline substantially.

                Our software license fees and subscription revenue in any quarter depends upon our perpetual licensing and subscription activity with new and existing customers in each quarter, and our ability to recognize revenues in that quarter under our revenue recognition policies. A significant portion of our future revenue is dependent upon our ability to sell perpetual licenses and software subscriptions to new customers and our existing customers continuing to license and subscribe for additional products, as well as new and existing customers purchasing consulting services and renewing their annual maintenance agreements (if installed customers) or renewing their subscriptions at current or higher service levels (if SaaS customers). If we do not continue to develop or acquire new products, perpetual licensing activity and subscription activity with existing customers will decline. Perpetual licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in perpetual licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient new perpetual licensing activity each year, our maintenance revenue and profit for the following year will decline because new customers or sales of additional products to existing customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. In addition, conversion of our customer base from on-premise maintenance to SaaS subscriptions may lead to a decrease in maintenance revenue. Our sales force and marketing team must continue to generate perpetual license and SaaS subscription sales leads among existing customers and prospective customers. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

•	The period between initial customer contact and a purchase by a customer may vary and can be more than one year. During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect’s management, strategy, business or industry. Customer or prospect organizations typically take multiple steps to approve the purchase of our products and services. Often times, we must wait for a customer or prospect’s board of directors to approve a purchase. These added approval requirements can delay the sales cycle and jeopardize the likelihood of completing the sale.

•	A substantial number of our existing and prospective customers make their purchase decision within the last few weeks or days of each quarter. A delay or deferral in a small number of large new perpetual software license or subscription transactions could cause our quarterly license or subscription revenue to fall significantly short of our predictions.

•	Prospective customers may decline or defer the purchase of new products if we do not have sufficient customer references for those products.

•	New products or technologies, software industry mergers and other software industry news may create uncertainty and cause customers and prospective customers to cancel, postpone or reduce capital spending for our products.

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include, without limitation:

•	the growth rates of certain market segments in which we compete;

•	shifts in our licensing activity from perpetual licenses to our subscription-based CloudSuite and other SaaS offerings;

•	changes to the financial accounting rules for revenue recognition or other accounting guidelines;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in deferred revenue and unbilled deferred revenue balances, which may not be reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	technical difficulties or interruptions in our service;

•	changes in foreign currency exchange rates;

•	conditions, particularly sudden changes, in the markets we serve;

•	changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws and accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, or results of tax examinations by local and foreign taxing authorities;

•	expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments; and

•	the timing of commission, bonus, and other compensation payments to employees.

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

Because we recognize subscription services revenues ratably over the term of the applicable subscription agreement, decreases or increases related to our subscription renewals or new subscription agreements may not be reflected immediately in our operating results and may be difficult to discern.

We generally recognize subscription services revenues from customers ratably over the terms of the applicable subscription agreements, which are typically one to three years. As a result, the majority of our reported quarterly subscriptions revenues are attributable to the recognition of unearned revenue relating to subscription agreements entered into during previous quarters. A decrease in new or renewed subscription agreements in any one quarter will not be fully reflected in our revenue in that quarter but such a decrease will negatively affect our subscriptions revenues in future quarters. As a result, the effect of significant downturns in sales and market acceptance of our CloudSuite and other SaaS subscription offerings, and potential changes in our pricing policies or rate of renewals in a particular quarter, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure to reflect the changes in our subscriptions revenues as a significant majority of our related costs are expensed as incurred, while revenues are recognized over the term of the subscription agreements. As a result, increased growth in the number of our subscription customers could result in our recognition of more costs than revenues in the earlier periods of the terms of the subscription agreements. Our SaaS model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new subscription customers are generally recognized over the applicable subscription term.

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

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and for SaaS offerings.

Our revenue is heavily dependent on renewal of maintenance agreements by our customers.

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

Our revenue is also dependent on renewal of subscription agreements by our customers.

We generate substantial recurring revenue from our CloudSuite and other SaaS subscription offerings, which generally renew annually once the initial term expires. Our customers have no obligation to renew their subscription agreements after their subscription terms expire, and they may not renew their subscriptions at the same or higher levels. Our subscription renewal rates may fluctuate because of several factors, including our customers’ level of satisfaction with our services, the pricing of our subscription offerings and/or the pricing of our competitors’ offerings, reductions in our customers’ spending levels due to the macroeconomic environment, or other factors. If our customers do not renew their subscription agreements, renew on less favorable terms, or renew for fewer elements of our offerings, our subscriptions revenues may decline over time.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We derive revenues from contracts with the U.S. and foreign governments, state and local governments and their respective agencies, which in many cases permit the customer to terminate their contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. In many cases, our government contracts are subject to the approval of appropriations being made by legislators and other government funding authorizations to fund the expenditures under these contracts. Additionally, government contracts are generally subject to audits and investigations, as well as more stringent regulatory requirements and contract terms than would be applicable to contracts with private-sector clients, which could result in greater exposure to increased compliance costs, liability and restrictions that could adversely impact our financial condition or our ability to compete in these markets, including various civil and criminal penalties and administrative sanctions, termination of contracts, refund of all or a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant time and investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

The market for cloud-based applications embodied in the SaaS subscription model may develop more slowly than we expect.

We offer certain of our software applications and functionality within a cloud-based IT environment that we manage and offer via a subscription-based SaaS model. Our success in growing revenue and market share from our SaaS-based software offerings will depend, to a large extent, on the willingness of our customers and the markets we serve to accept this model for commercializing applications that they view as critical to the success of their businesses. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software and IT staffing into their businesses and may be reluctant or unwilling to switch to a recurring fee model for our software applications or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our SaaS applications include:

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

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business. Our business model continues to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability for our SaaS-based offerings. We have and will continue to incur expenses associated with the infrastructures and marketing of our SaaS subscription offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our CloudSuite offerings and other SaaS subscription offerings may unfavorably impact demand for certain of our other products and services including new software licenses and software license updates and product support services traditionally provided with our offerings that customers host on their own premises. With a continued shift away from the sale of perpetual software licenses to providing access to our software through subscription agreements we may, in the near term, experience a deferral of revenues and to a lesser extent cash received from our customers.

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

Data centers are vulnerable to security breaches, damage or interruption from any number of actions beyond our control, including human error, intentional misconduct, war or terrorist attacks, natural disasters, power losses, hardware failures, systems failures, telecommunications failures and similar events. If these data centers experience disruptions or other performance problems, our reputation and relationship with our customers may be harmed. Disruptions in services or security breaches might reduce our revenue and subject us to potential liability as our customers may ask us to issue credits or take other remedial action, terminate their subscriptions, or sue us.

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

Under business combination accounting standards pursuant to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 64 United States-issued patents, six pending United States patent applications, five foreign equivalent patents and five foreign equivalent patent applications. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers, or infringe our intellectual property. Defending our intellectual property rights is time-consuming and costly.

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

There can be no guarantee that we will receive significant revenues from our current research and development efforts for several years, if at all.

Developing software products is expensive and time consuming, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we typically do not expect to receive significant revenues from these investments for several years, if at all.

Deterioration in our relationships with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

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

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a significant amount of indebtedness. As of April 30, 2016, our total debt outstanding (net of deferred financing fees, discounts and premiums) was $5,710.0 million, and we had unused commitments of $150.0 million under our revolving credit facility (without giving effect to approximately $11.7 million of outstanding letters of credit). Subject to the limits contained in our credit facilities and the indentures governing our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our debt, including:

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

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. A significant portion of our revenue is generated by subsidiaries located outside of the United States. While the indentures related to our senior notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

A significant portion of our critical business operations, including research and development, product maintenance, services support, and general and administrative support are concentrated in a few geographic areas. A disruption or failure of our information and communication systems could cause delays in completing sales and providing maintenance and services to customers. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

We have in the past restructured or made other adjustments to our workforce, including our direct sales force and development and support teams, all of which are important to our business, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, our attempts to realign our sales force and other restructurings have generally resulted in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings, and we may be required to incur financial charges in the period when we make such decisions, which could have a material adverse impact on our results of operations for that period. We may decide to take additional restructuring actions from time to time to improve our operational efficiencies.

We are required to delay revenue recognition into future periods for portions of our license and maintenance fee activity.

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Under those rules, we are required to defer revenue recognition for software license fees and subscriptions and product updates and support fees in situations that include the following:

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

                In addition, our tax provision could be negatively impacted by changes in the tax laws or other tax reforms in foreign jurisdictions. Faced with continuing global fiscal challenges, many countries, various levels of government, and international organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue and to ensure that corporations are taxed on a larger percentage of their earnings. For example, the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, has recently issued recommendations that would make substantial changes to numerous long-standing tax positions and principles. Under its base erosion and profit shifting (BEPS) project, the OCED provided changes to guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment. Many of these changes, if implemented, could increase uncertainty in our tax positions and may adversely affect our provision for income taxes, increase our effective tax rate and have a material adverse impact on our operating results, cash flows, and financial condition.

Changes in financial accounting standards or practices may adversely affect our results of operations or cause unexpected fluctuations in our reported operating results.

Changes in GAAP and applicable interpretations could have a negative impact on our reported financial results and may affect our reporting of transactions completed before the effective date of such guidance. We are currently evaluating the impact that new accounting pronouncements and varying interpretations of accounting pronouncements might have on our financial position, results of operations and cash flows. See Note 2, Summary of Significant Accounting Policies Recent Accounting Pronouncements—Not Yet Adopted, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Depending upon the outcome of our evaluation of these new accounting pronouncements, and the potential impact of future accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results or business practices, which could have a material adverse impact on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 149,100 square feet of space. The leases on these facilities expire on February 28, 2025 and 2027. Our main operations center is in Alpharetta, Georgia where we lease approximately 113,800 square feet of space. The lease on this facility expires October 31, 2024. We also lease approximately 913,600 square feet of space in 50 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,525,800 square feet of space in 127 locations in 42 countries. Expiration dates of leases on all of our facilities range from 2016 to 2027. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information. As of April 30, 2016, we have sublet approximately 55,800 square feet of the above space and have identified an additional 116,900 square feet that is being actively marketed for sublease or disposition.

Item 3. Legal Proceedings

Information regarding our legal proceedings can be found in Note 14, Commitments and Contingencies—Litigation, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. As of April 30, 2016, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by Infor Software Parent LLC. As of April 30, 2016, based on investments in Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, Inc., held by investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, Golden Gate Capital and Summit Partners have voting control equal to approximately 78.3% and 21.4%, respectively, of the Company.

Dividends

We did not declare or pay any dividends on our common stock in fiscal 2016 or 2015. See Note 17, Dividend, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Purchases of Equity Securities

There were no purchases of our equity securities during fiscal 2016 or 2015.

Item 6. Selected Consolidated Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth Infor’s selected historical consolidated financial data for the periods and at the dates indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and our Consolidated Financial Statements and the related Notes to those statements appearing in Part IV, Item 15. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements of this Annual Report on Form 10-K. Our historical results included below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of Infor’s future performance.

(in millions)	Year Ended	11 Months Ended	Year Ended May 31,
Consolidated Statements of Operations Data:	April 30, 2016(1)	April 30, 2015 (2)	2014	2013	2012(3)
Revenues:
Software license fees and subscriptions	$615.7	$479.2	$548.3	$518.1	$505.3
Product updates and support fees	1,405.8	1,330.3	1,465.9	1,441.2	1,284.4

Software revenues	2,021.5	1,809.5	2,014.2	1,959.3	1,789.7
Consulting services and other fees	670.1	629.4	747.6	758.7	751.0

Total revenues	2,691.6	2,438.9	2,761.8	2,718.0	2,540.7

Operating expenses:
Cost of software license fees and subscriptions(4)	170.3	109.7	99.8	86.4	90.1
Cost of product updates and support fees(4)	248.9	238.2	261.9	254.2	258.5
Cost of consulting services and other fees(4)	563.2	507.2	593.2	588.5	593.9
Sales and marketing	433.5	412.9	457.1	460.2	438.7
Research and development	421.6	369.8	391.8	351.9	322.3
General and administrative	193.3	177.9	192.8	210.4	233.4
Amortization of intangible assets and depreciation	243.9	222.9	264.3	275.7	323.6
Restructuring	28.0	5.7	18.6	10.2	67.8
Acquisition-related and other costs	17.1	1.4	27.6	15.0	75.9

Total operating expenses	2,319.8	2,045.7	2,307.1	2,252.5	2,404.2

Income from operations	371.8	393.2	454.7	465.5	136.5
Total other expense, net	387.4	425.7	320.4	519.1	462.8

Income (loss) before income tax	(15.6)	(32.5)	134.3	(53.6)	(326.3)
Income tax provision (benefit)	(48.8)	(52.2)	12.6	22.6	(16.3)

Net income (loss)	33.2	19.7	121.7	(76.2)	(310.0)
Net loss attributable to noncontrolling interests	(2.0)	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$35.2	$19.7	$121.7	$(76.2)	$(310.0)

(1)	On September 18, 2015, we completed our acquisition of GT Nexus. Fiscal 2016 includes GT Nexus results for the period from September 18, 2015 through April 30, 2016.
(2)	Reflects the 11-month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 2, Summary of Significant Accounting Policies – Fiscal Year, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. All other periods presented include twelve months with fiscal 2014, 2013 and 2012 as originally reported.
(3)	On July 5, 2011 we completed our acquisition of Lawson Software, Inc. Fiscal 2012 includes Lawson results for the period from July 5, 2011 through May 31, 2012.
(4)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

	April 30,		May 31,
(in millions)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$705.7	$526.7	$575.3	$421.9	$384.4
Working capital deficit	(208.5)	(226.4)	(305.9)	(432.1)	(526.0)
Total assets	7,006.0	6,048.5	6,656.9	6,454.3	6,400.9
Total debt, including current maturities(1)	5,710.0	5,226.8	5,250.1	5,187.3	5,225.8
Total stockholders’ deficit	(738.9)	(796.8)	(460.0)	(563.9)	(620.5)
Other Financial Information:
Capital expenditures	$(65.5)	$(35.7)	$(32.5)	$(36.0)	$(21.5)
Dividends paid	(35.0)	(65.7)	—	—	—

(1)	Over the past few fiscal years, in conjunction with certain of our acquisitions and the recapitalization and refinancing of our debt structure in fiscal 2012 through 2015, we have had significant changes to our long-term debt. In particular, we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid then-existing indebtedness, including notes and credit facilities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015 and subsequent years. Accordingly, in this Annual Report on Form 10-K, we have reported fiscal 2016 as the period of May 1, 2015 through April 30, 2016 and fiscal 2015 as the 11-month transition period from June 1, 2014 through April 30, 2015.

Within this Management’s Discussion and Analysis, fiscal 2016 is compared to our fiscal 2015 11-month transition period as originally reported. In addition, to facilitate comparisons to our fiscal 2015 11-month transition period as originally reported, we have presented the similar unaudited 11-month period as recast for fiscal 2014 (June 1, 2013 through April 30, 2014).

The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data presented above, our Consolidated Financial Statements, the Notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation. We base our estimates and assumptions on our historical experience and on other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 14,390 employees worldwide and have offices in 43 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2016, our Americas, EMEA and APAC regions generated approximately 62.8%, 29.6% and 7.6% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Fiscal 2016 Overview

Fiscal 2016 was another year of investment, innovation and growth for Infor as we continued our pivot to the cloud. We continued to make significant investments in our products to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, and in upgrading our customer base through Infor UpgradeX to Infor CloudSuite. Flexibility, agility, collaboration, mobility and ease of use are our key design principles focused on helping our customers become faster and more efficient.

We now have more than 58 million users accessing Infor cloud applications in 100 different countries. We have expanded our Infor CloudSuite portfolio by delivering 12 industry suites: Infor CloudSuite Automotive, Infor CloudSuite Aerospace & Defense, Infor CloudSuite Chemicals, Infor CloudSuite Distribution, Infor CloudSuite Equipment, Infor CloudSuite Fashion, Infor CloudSuite Food & Beverage, Infor CloudSuite Healthcare, Infor CloudSuite High-Tech, Infor CloudSuite Hospitality, Infor CloudSuite Industrial, and Infor CloudSuite Public Sector. We also delivered Infor CloudSuite Corporate and Infor CloudSuite Business, ready-to-run ERP cloud platforms that provide streamlined back-office management and deep visibility into business facets, from financials, reporting, and human resources to supply chain, project, sales, and customer relationship management for large enterprises (Corporate) and SMBs (Business). We also offer CloudSuite products for Financial Management (Infor CloudSuite Financials) and facilities management (Infor CloudSuite Facilities).Infor now has more than 4,700 cloud customers in more than 7,200 customer sites. As a result of our robust CloudSuite offerings, our SaaS revenues continued to experience significant growth in fiscal 2016.

We are actively rolling-out our Infor Xi platform across all of our growth products, with many complete this year. Building on our previous release, Infor 10x, Infor Xi delivers a major step in achieving our vision for cloud applications that address specific industry needs with responsive design infused with machine-learning and big data analytics.

Our fiscal 2016 results were driven by our continued investments in innovative products and applications and the expansion of our CloudSuite offerings. We entered into over 16,570 deals and added approximately 2,500 new customers. Our customer retention rate continues to exceed 93%. Our average deal size continues to grow; we experienced a 37.1% increase in the number of deals valued at greater than $1 million and a 14.3% increase in the average size of deals valued at greater than $1 million in fiscal 2016 compared to fiscal 2015. Total revenues increased by 15.5% in fiscal 2016 compared to fiscal 2015, excluding the unfavorable foreign currency impact of 5.1%, as we realized strong growth in our software license fees and subscription revenue across all regions.

Acquisitions

An acquisition program is an important element of our corporate strategy. We have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to our recent acquisitions. Operating results relating to these acquisitions have been included in our results of operations as of the applicable acquisition dates.

We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings, or additional equity. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Fiscal 2016 Acquisitions

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, for $549.9 million, net of cash acquired (the GT Nexus Acquisition). GT Nexus is a cloud-based SCM vendor based in Oakland, California and provides the cloud platform that some of the world’s largest companies, across many sectors, such as manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations, enabling Infor to create a global commerce cloud providing end-to-end visibility and control across physical and financial supply chains. We funded the total consideration related to this transaction through the use of the proceeds of the issuance of our Senior Secured Notes discussed below, together with cash on hand and equity issued to certain shareholders and management of GT Nexus.

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

Fiscal 2014 Acquisitions

In fiscal 2014, we completed two acquisitions. On January 7, 2014, we acquired PeopleAnswers, a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics which complemented and further expanded our Infor HCM suite. During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million.

Financing Activities

Over the past few fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure.

In fiscal 2016, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes. Net proceeds from the issuance of our Senior Secured Notes (as defined below), after fees and expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, and to pay related transaction fees and expenses.

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

See Liquidity and Capital Resources – Long-Term Debt, below for details of our financing activities.

                In addition, in fiscal 2014 affiliates of Infor issued senior notes to finance the repayment of their existing debt and fund distributions to our equity investors. On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company for Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of their 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes). Proceeds from the sale of these notes were used to repay the outstanding balance of HoldCo’s affiliate’s existing debt of $166.8 million, to make a $565.5 distribution to HoldCo equityholders, to pay a call premium and accrued interest related to their existing debt, and to pay related transaction fees and expenses. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. We have not reflected the HoldCo Notes in our Consolidated Financial Statements for any of the periods presented in accordance with applicable SEC guidance. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information related to our affiliate company borrowings.

Restructuring Activities

Over the past few years, in response to the challenging and sometimes uncertain domestic and global economic conditions, we have undertaken certain restructuring actions to reduce our headcount and streamline our operations. We have also taken certain actions to better focus our efforts on our targeted industry-specific solutions. In addition, as a result of our active acquisition program, we have taken certain actions related to acquired entities from time-to-time to streamline back-office functions and eliminate redundancies incurred through acquisitions. We also restructured and consolidated office lease arrangements to eliminate redundant locations worldwide.

Our results for fiscal 2016, 2015 and 2014 include restructuring charges of $28.0 million, $5.7 million and $18.6 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations across all geographies. Specific actions related to these efforts are reflected in the restructuring charges taken in fiscal 2016. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 9.9% and 5.5%, respectively, as compared to the average exchange rates for fiscal 2015. For fiscal 2015, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 8.9% and 1.2%, respectively, as compared to the average exchange rates for fiscal 2014.

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period using constant currency disclosure. To present this information, the most current period results for our entities reporting in currencies other than the U.S. Dollar are converted into U.S. Dollars at constant exchange rates (i.e. the average exchange rates in effect in the prior comparable period) rather than the average exchange rates in effect during the respective period. In each of the tables below, we present the percent change based on actual results in reported currency and in constant currency.

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the fiscal year ended April 30, 2016 versus the 11-month transition period ended April 30, 2015, and for the 11-month transition period ended April 30, 2015 versus the comparable unaudited 11-month period ended April 30, 2014, as recast:

(in millions, except percentages) Fiscal 2016 vs. 11 Months Ended April 30, 2015	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(19.4)	$155.9	$136.5	(4.0)%	32.5%	28.5%
Product updates and support fees	(63.5)	139.0	75.5	(4.7)	10.4	5.7

Software revenues	(82.9)	294.9	212.0	(4.6)	16.3	11.7
Consulting services and other fees	(41.4)	82.1	40.7	(6.5)	13.0	6.5

Total revenues	$(124.3)	$377.0	$252.7	(5.1)%	15.5%	10.4%

Total operating expenses	$(109.6)	$383.7	$274.1	(5.4)%	18.8%	13.4%

(in millions, except percentages) 11 Months Ended April 30, 2015 vs. 2014 (unaudited - recast)	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees and subscriptions	$(24.2)	$75.6	$51.4	(5.7)%	17.7%	12.0%
Product updates and support fees	(44.3)	33.7	(10.6)	(3.3)	2.5	(0.8)

Software revenues	(68.5)	109.3	40.8	(3.9)	6.2	2.3
Consulting services and other fees	(33.1)	(14.5)	(47.6)	(4.9)	(2.1)	(7.0)

Total revenues	$(101.6)	$94.8	$(6.8)	(4.2)%	3.9%	(0.3)%

Total operating expenses	$(75.6)	$43.8	$(31.8)	(3.6)%	2.1%	(1.5)%

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) which requires us to make certain estimates, judgments and assumptions. We believe that these estimates, judgments and assumptions are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record software license, product updates and support, and related service revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and we record revenues related to non-software deliverables such as SaaS subscriptions and related service revenue in accordance with guidance provided by ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available for use in an environment hosted, supported, and maintained by Infor.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software license fee revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations, when we are the primary obligor in the arrangement with the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 605-45 are present in the arrangement, revenue is recognized net of related direct costs.

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

We enter into multiple element arrangements for software and software-related products and services, which may include software licenses, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

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

                We also enter into multiple element arrangements that may include a combination of our various software-related and non-software- related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria of ASC 605-25 are met: 1) the delivered item or items have value to the customer on a standalone basis and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

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

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, SaaS subscriptions, product updates and support and/or services in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

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

Business Combinations

We account for acquisitions in accordance with ASC 805, Business Combinations. ASC 805 requires recognition of the assets acquired and the liabilities assumed separately from goodwill, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made.

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

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2016, 2015 and 2014 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

The carrying amount of our intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds its estimated fair value and this difference is recognized as an impairment loss. The estimated fair value of these intangible assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the intangible assets. We have not recognized any losses from impairment of our intangible assets during fiscal 2016, 2015 and 2014.

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

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the U.S. As of April 30, 2016, we did not provide for U.S. federal income taxes or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.

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

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency) for the periods indicated. With the change in our fiscal year, we have presented our results of operations for fiscal 2016 (12 months) compared to our fiscal 2015 11-month transition period as originally reported. In addition, to facilitate comparisons to our fiscal 2015 11-month transition period as originally reported, we have presented the similar unaudited 11-month period as recast for fiscal 2014 (June 1, 2013 through April 30, 2014).

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)
Revenues:
Software license fees and subscriptions	$615.7	$479.2	$427.8	$548.3	28.5%	32.5%	12.0%	17.7%
Product updates and support fees	1,405.8	1,330.3	1,340.9	1,465.9	5.7	10.4	(0.8)	2.5

Software revenues	2,021.5	1,809.5	1,768.7	2,014.2	11.7	16.3	2.3	6.2
Consulting services and other fees	670.1	629.4	677.0	747.6	6.5	13.0	(7.0)	(2.1)

Total revenues	2,691.6	2,438.9	2,445.7	2,761.8	10.4	15.5	(0.3)	3.9

Operating expenses:
Cost of software license fees and subscriptions	170.3	109.7	81.9	99.8	55.2	59.0	33.9	37.5
Cost of product updates and support fees	248.9	238.2	239.1	261.9	4.5	10.0	(0.4)	3.0
Cost of consulting services and other fees	563.2	507.2	540.3	593.2	11.0	18.4	(6.1)	(1.4)
Sales and marketing	433.5	412.9	403.3	457.1	5.0	9.3	2.4	5.6
Research and development	421.6	369.8	357.1	391.8	14.0	18.0	3.6	6.8
General and administrative	193.3	177.9	174.2	192.8	8.7	16.0	2.1	6.8
Amortization of intangible assets and depreciation	243.9	222.9	241.5	264.3	9.4	13.0	(7.7)	(5.0)
Restructuring costs	28.0	5.7	12.8	18.6	391.2	414.0	(55.5)	(53.9)
Acquisition-related and other costs	17.1	1.4	27.3	27.6	NM	NM	(94.9)	(94.9)

Total operating expenses	2,319.8	2,045.7	2,077.5	2,307.1	13.4	18.8	(1.5)	2.1

Income from operations	371.8	393.2	368.2	454.7	(5.4)	(1.7)	6.8	13.9

Interest expense, net	311.5	320.1	348.4	378.0	(2.7)	(2.7)	(8.1)	(8.1)
Loss on extinguishment of debt	—	172.4	5.2	5.2	(100.0)	(100.0)	NM	NM
Other (income) expense, net	75.9	(66.8)	(52.0)	(62.8)	NM	NM	28.5	5.6

Income (loss) before income tax	(15.6)	(32.5)	66.6	134.3	(52.0)	(88.6)	(148.8)	(127.6)
Income tax provision (benefit)	(48.8)	(52.2)	(0.4)	12.6	(6.5)	(10.7)	NM	NM

Net income	33.2	19.7	67.0	121.7	68.5	117.8	(70.6)	(52.7)
Net loss attributable to noncontrolling interests	(2.0)	—	—	—	NM	NM	NM	NM

Net income attributable to Infor, Inc.	$35.2	$19.7	$67.0	$121.7	78.7%	127.9%	(70.6)%	(52.7)%

*	NM Percentage not meaningful

The discussion that follows relates to our results of operations for:

•	Fiscal 2016 (the 12-month period of May 1, 2015 through April 30, 2016) compared to fiscal 2015 (the 11-month transition period, as originally reported, of June 1, 2014 through April 30, 2015).

•	Fiscal 2016 results include the month of May 2015, leading to the comparison of fiscal 2016 12-month vs. 11-month results for fiscal 2015.

•	Fiscal 2015 11-month transition period, as originally reported, compared to the similar 11-month period for fiscal 2014 as recast (fiscal 2014 recast).

•	Fiscal 2014 recast results of operations are unaudited.

•	Fiscal 2014 recast results exclude the month of May 2014, the last month of our prior fiscal year, which has historically been one of our stronger revenue generating months each fiscal year.

This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and related Notes of this Annual Report on Form 10-K and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)
Revenues:
Software license fees and subscriptions	$615.7	$479.2	$427.8	$548.3	28.5%	32.5%	12.0%	17.7%
Product updates and support fees	1,405.8	1,330.3	1,340.9	1,465.9	5.7	10.4	(0.8)	2.5

Software revenues	2,021.5	1,809.5	1,768.7	2,014.2	11.7	16.3	2.3	6.2
Consulting services and other fees	670.1	629.4	677.0	747.6	6.5	13.0	(7.0)	(2.1)

Total revenues	$2,691.6	$2,438.9	$2,445.7	$2,761.8	10.4%	15.5%	(0.3)%	3.9%

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

Total revenues increased by 15.5% in fiscal 2016 compared to fiscal 2015, excluding the unfavorable foreign currency impact of 5.1%. On a constant currency basis, revenues in each category increased including a 32.5% increase in our software license fees and subscriptions, primarily our SaaS revenues as we continue to expand our CloudSuite offerings and shift our license mix to SaaS subscriptions, a 10.4% increase in our product updates and support fees, as well as a 13.0% increase in our consulting services and other fees revenues. The increase in total revenues also reflects the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016. On a constant currency basis the May 2015 impact on total revenues was an increase of 9.1 points and the other 11 months of fiscal 2016 resulted in an increase of 6.4 points.

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

Fiscal 2016 software license fees and subscriptions revenues increased by 32.5% compared to fiscal 2015, excluding the unfavorable foreign currency rate impact of 4.0%. At constant currency, we reported higher subscriptions revenues for fiscal 2016 which contributed an increase of 28.8 points. The increase in subscriptions revenues was experienced across all geographic regions, especially in the Americas, as we continued to see strong demand for our expanding CloudSuite and other subscription offerings. The increase in subscriptions revenues in fiscal 2016 also reflects the inclusion of the results of GT Nexus, acquired in the second quarter of fiscal 2016, with no related amounts in the corresponding prior period. GT Nexus contributed 13.9 points of the increase. The impact of May 2015 subscriptions revenues was an increase of approximately 2.7 points while the remaining 11 months’ subscriptions revenues accounted for a 26.1 point increase. Higher license fees revenues accounted for 3.7 points of the increase, with increases in the Americas and EMEA regions more than offsetting a decrease in our APAC region. May 2015 software license fees accounted for approximately 5.1 points of the year-to-date increase while the remaining 11 months’ software license fees resulted in a decrease of 1.3 points. We continued to see a shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacts our perpetual license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

For fiscal 2015, license fees and subscriptions revenues increased by 17.7% compared to fiscal 2014 recast, excluding the unfavorable foreign currency impact of 5.7%. At constant currency, the increase was due to higher subscriptions revenues, which contributed 9.9 points of the increase and includes the results of our recent acquisitions, primarily PeopleAnswers. In fiscal 2015 we increased the volume and the average deal size of our SaaS transactions. In addition, license fees revenues accounted for 7.8 points of the increase. The year-to-date increase was across all of our geographic regions. The total number of perpetual licensing transactions for fiscal 2015 was relatively flat compared to last year, however we had an increase of over 18.8% in transactions with total contract values greater than $250,000. The increase in license fees was also benefitted by the change in our fiscal year, which drove the focus of our fourth quarter quarterly sales cycle to April 30 in fiscal 2015 compared to May 31 in fiscal 2014.

Product Updates and Support Fees. Our product updates and support fees revenues represent the ratable recognition of fees to enroll and renew on-premise licensed products in our maintenance programs. These fees are typically charged annually and are based on the on-premise license fees initially paid by the customer. Product updates and support revenues can fluctuate based on the number and timing of new on-premise license contracts, renewal rates and price increases.

For fiscal 2016, product updates and support fees increased by 10.4%, excluding the unfavorable foreign currency impact of 4.7%, compared to fiscal 2015. The increase in product updates and support fees was across all geographic regions. At constant currency, the increase was primarily the result of the impact of May 2015, which accounted for an increase of approximately 9.6 points. Product updates and support fees were relatively flat for the other 11 months of fiscal 2016, accounting for a 0.8 point increase, as revenues related to new maintenance pull-through from new on-premise license transactions and price increases offset customer attrition and decreases related to customers converting from on-premise maintenance to our SaaS subscription offerings. We continue to experience maintenance retention rates of over 93.0%.

Product updates and support fees increased by 2.5%, excluding the unfavorable foreign currency impact of 3.3%, in fiscal 2015 compared to fiscal 2014 recast. The increase was primarily the result of revenues related to new maintenance pull-through from new on-premise license transactions and price increases offsetting customer attrition. In addition, fiscal 2015 was favorably impacted by the inclusion of the results of our recent acquisitions, primarily Saleslogix.

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

Consulting services and other fees increased by 13.0%, excluding the unfavorable foreign currency impact of 6.5%, in fiscal 2016 compared to fiscal 2015. At constant currency, our consulting services revenues were up across all geographic regions and accounted for an increase of 11.8 points with the Americas, EMEA and APAC accounting for increases of approximately 7.3, 4.0 and 0.5 points, respectively. In addition, our other fees revenues increased by 1.2 points compared to fiscal 2015. The May 2015 impact on consulting services and other fees revenues was an increase of approximately 8.7 points and the other 11 months of fiscal 2016 accounted for an increase of 4.3 points.

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

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $973.9 million and $894.1 million at April 30, 2016 and 2015, respectively.

The following table sets forth the components of deferred revenue:

	April 30,
(in millions)	2016	2015
Software license fees and subscriptions	$152.5	$79.5
Product updates and support fees	757.8	754.9
Consulting services and other fees	63.6	59.7

Total deferred revenue	973.9	894.1
Less: current portion	936.7	867.0

Deferred revenue—non-current	$37.2	$27.1

Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis. Deferred SaaS subscription revenues are a growing part of our deferred software license fees and subscriptions balance and are less cyclical than the balance of our deferred product updates and support fees revenues.

Operating Expenses

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)
Operating expenses:
Cost of software license fees and subscriptions	$170.3	$109.7	$81.9	$99.8	55.2%	59.0%	33.9%	37.5%
Cost of product updates and support fees	248.9	238.2	239.1	261.9	4.5	10.0	(0.4)	3.0
Cost of consulting services and other fees	563.2	507.2	540.3	593.2	11.0	18.4	(6.1)	(1.4)
Sales and marketing	433.5	412.9	403.3	457.1	5.0	9.3	2.4	5.6
Research and development	421.6	369.8	357.1	391.8	14.0	18.0	3.6	6.8
General and administrative	193.3	177.9	174.2	192.8	8.7	16.0	2.1	6.8
Amortization of intangible assets and depreciation	243.9	222.9	241.5	264.3	9.4	13.0	(7.7)	(5.0)
Restructuring costs	28.0	5.7	12.8	18.6	391.2	414.0	(55.5)	(53.9)
Acquisition-related and other costs	17.1	1.4	27.3	27.6	NM	NM	(94.9)	(94.9)

Total operating expenses	$2,319.8	$2,045.7	$2,077.5	$2,307.1	13.4%	18.8%	(1.5)%	2.1%

*	NM Percentage not meaningful

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

Cost of license fees and subscriptions for fiscal 2016 increased by 59.0%, excluding the favorable foreign currency impact of 3.8%, compared to fiscal 2015. At constant currency, this increase was primarily due to a 49.2 point increase related to higher SaaS costs in-line with higher subscriptions revenues, a 6.3 point increase related to higher third-party royalties, a 2.7 point increase related to higher channel partner commissions, and a 0.8 point increase in other costs. The impact of May 2015 on cost of license fees and subscriptions was an increase of approximately 6.4 points.

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

For fiscal 2016, cost of product updates and support fees increased by 10.0%, excluding the favorable foreign currency impact of 5.5%, compared to fiscal 2015. At constant currency, the increase was primarily due to a 6.1 point increase related to higher third-party royalties, a 2.7 point increase related to higher professional fees, a 0.8 point increase in employee-related support costs and overhead allocations, and a 0.4 point increase due to higher channel partner commissions. The impact of May 2015 on cost of product updates and support fees was an increase of approximately 9.3 points.

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

For fiscal 2016, cost of consulting services and other fees increased by 18.4%, excluding the favorable foreign currency impact of 7.4%, compared to fiscal 2015. At constant currency, cost of consulting services increased 14.0 points due to higher employee-related costs and overhead allocations, a 2.6 point increase related to higher billable employee costs, and a 1.8 point increase related to an increase in other costs. The impact of May 2015 on cost of consulting services and other fees was an increase of approximately 9.7 points.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing functions, and the costs of Inforum, our customer event.

For fiscal 2016, sales and marketing expenses increased by 9.3%, excluding the favorable foreign currency impact of 4.3%, compared to fiscal 2015. On a constant currency basis, sales and marketing expenses increased 9.7 points due to higher employee-related sales costs and related overhead allocations and 0.3 points due to an increase in other sales costs. These increases were somewhat offset by a 0.7 point decrease related to lower marketing program costs. The impact of May 2015 on sales and marketing expenses was an increase of approximately 8.3 points.

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

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, and overhead costs related to our research and development function.

For fiscal 2016, research and development expenses increased by 18.0%, excluding the favorable foreign currency impact of 4.0%, compared to fiscal 2015. On a constant currency basis, research and development expenses increased 16.0 points as a result of higher employee-related costs and related overhead allocations due to higher headcount in our development organization, 6.9 points related to higher professional fees, 2.1 points related to higher share-based compensation, and 0.6 points related to an increase in other development costs. These increases were somewhat offset by a 7.6 point decrease related to higher capitalization of software development costs in fiscal 2016 compared to fiscal 2015. The impact of May 2015 on research and development expenses was an increase of approximately 9.9 points.

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

For fiscal 2016, general and administrative expenses increased by 16.0%, excluding the favorable foreign currency impact of 7.3%, compared to fiscal 2015. On a constant currency basis, general and administrative expenses increased approximately 11.3 points due to higher employee-related costs and related overhead allocations, 4.4 points related to higher consulting and professional fees, and 6.0 points related to an increase in other general and administrative expenses. These increases were partially offset by a decrease of 4.7 points due to lower legal settlement costs incurred in fiscal 2016 compared to fiscal 2015 and 1.0 points due to lower share-based compensation. The impact of May 2015 on general and administrative expenses was an increase of approximately 9.3 points.

Fiscal 2015 general and administrative expenses increased by 6.8%, excluding the favorable foreign currency impact of 4.7%, compared to fiscal 2014 recast. On a constant currency basis, general and administrative expenses increased approximately 8.6 points due to higher legal settlement costs incurred in fiscal 2015 compared to the reversal, recorded in the second quarter last year, of the accrual we had recorded related to certain patent litigation matters (see Note 14, Commitments and Contingencies- Litigation, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K). In addition, higher premise cost accounted for a 0.9 point increase, and an increase in other general and administrative expenses accounted for 1.6 points. These increases were partially offset by a 3.0 point decrease related to consulting and professional fees, primarily due to lower legal fees, and lower employee-related costs and overhead allocations of 1.3 points.

Amortization of Intangible Assets and Depreciation. Amortization of intangible assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures as well as amortization of leasehold improvements.

Fiscal 2016 amortization of intangible assets and depreciation increased by 13.0%, excluding the favorable impact of foreign currency of 3.6%, compared to fiscal 2015. The increase resulted primarily from the impact of May 2015, which accounted for an increase of approximately 9.6 points, as well as higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of the GT Nexus Acquisition. These increases were somewhat offset by lower amortization related to certain of our assets being fully amortized or depreciated in fiscal 2016 with no corresponding expense recorded in fiscal 2015.

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

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

In fiscal 2016, we incurred restructuring charges of $28.0 million compared to $5.7 million in fiscal 2015 and $12.8 million in fiscal 2014 recast. The restructuring charges recorded in fiscal 2016 were related to employee severance costs for personnel in all functions and across all geographies as well as charges related to exiting or consolidating space in certain leased facilities. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations. These efforts resulted in the charges taken in fiscal 2016. The restructuring charges recorded in fiscal 2015 were related to employee severance costs for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. The fiscal 2014 restructuring charges were primarily for employee severance costs related to actions taken in our professional services and sales organizations in our EMEA region.

Acquisition-Related and Other Costs. Acquisition-related and other costs include transaction and integration costs related to our acquisitions, including professional services fees, certain employee costs related to transitional and certain other employees, as well as changes to the estimated fair value of contingent consideration liabilities related to our acquisitions. Acquisition-related and other costs also include certain costs incurred in financing our acquisitions, reorganizing our operations and other debt financing activities.

Fiscal 2016 acquisition-related and other costs of $17.1 million increased by approximately $15.7 million compared to $1.4 million in fiscal 2015. For fiscal 2016, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015, adjustments to the estimated fair value of our contingent consideration liability related to previous acquisitions, costs related to our investment in LogicBlox-Predictix Holdings, Inc. (Predictix), as well as costs of the Registration Statement on Form S-4 that we filed with the SEC (Form S-4) related to the Exchange Offer (as defined below). See Liquidity and Capital Resources – Long-Term Debt, below.

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

Non-Operating Income and Expenses

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)

Interest expense, net	$311.5	$320.1	$348.4	$378.0	(2.7)%	(2.7)%	(8.1)%	(8.1)%
Loss on extinguishment of debt	—	172.4	5.2	5.2	(100.0)	(100.0)	NM	NM
Other (income) expense, net	75.9	(66.8)	(52.0)	(62.8)	NM	NM	28.5	5.6

Total non-operating expenses	$387.4	$425.7	$301.6	$320.4	(9.0)%	(8.3)%	41.1%	45.1%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Fiscal 2016 interest expense, net of $311.5 million decreased by $8.6 million, or 2.7%, compared to $320.1 million in fiscal 2015. The decrease in our interest expense was primarily due to the refinancing of our Senior Notes in the fourth quarter of fiscal 2015 at more favorable interest rates somewhat offset by interest on our Senior Secured Notes issued in the second quarter of fiscal 2016. See Liquidity and Capital Resources – Long-Term Debt, below. As a result of these refinancing transactions, our interest expense decreased by approximately $19.3 million. This decrease was somewhat offset by $10.8 million of additional interest related to our interest rate swaps. The May 2015 impact on interest expense, net was an unfavorable $24.4 million and the other 11 months of fiscal 2016 was a favorable $33.0 million, for a net favorable impact of $8.6 million.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of redemption premiums paid, the net book value of deferred financing fees and debt discounts written off, and other costs incurred in connection with our refinancing activities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Fiscal 2016 other (income) expense, net was net expense of $75.9 million compared to net income of $66.8 million in fiscal 2015 and $52.0 million in fiscal 2014 recast. These changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates primarily related to the Euro and British Pound. In fiscal 2016, the May 2015 impact on other (income) expense was a favorable $19.4 million and the other 11 months of fiscal 2016 was an unfavorable $162.0 million, for a net unfavorable impact of $142.7 million.

Income Tax Provision (Benefit)

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant			Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual		Currency
			(unaudited)
			(recast)
Income tax provision (benefit)	$(48.8)	$(52.2)	$(0.4)	$12.6	(6.5)%	(10.7)%	NM	%	NM	%
Effective income tax rate	312.8%	160.6%	(0.6)%	9.4%

*	NM Percentage not meaningful

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

For fiscal 2016, we recorded an income tax benefit of $48.8 million, resulting in an effective tax rate of 312.8%. The change in our effective tax rate for fiscal 2016 compared to fiscal 2015 was driven by a reduction in our valuation allowance for various foreign deferred tax assets, a reduction in tax expense as a result of various U.S. Federal and State research and development tax credits, a reduction in the foreign tax rate benefit from differential tax rates due to a change in our mix of earnings and an increase in the amount of unrecognized tax benefits.

For fiscal 2015, we recorded an income tax benefit of $52.2 million, resulting in an effective tax rate of 160.6%. The change in our effective tax rate for fiscal 2015 compared to fiscal 2014 was driven by a reduction in foreign earnings subject to U.S. taxes (Subpart F income), a reduction in non-deductible stock compensation, the ability to utilize the benefits of IRC Section 199 for domestic manufacturing, and a reduction in various permanent taxable income addbacks.

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

During fiscal 2014, 2015 and 2016, we executed multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower backoffice costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal 2014, 2015 and 2016. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. During fiscal 2016, we completed certain tax planning strategies in the Netherlands which resulted in the release of a $51.5 million valuation allowance relating to certain net operating losses and deferred tax assets. During fiscal 2016, we continued to examine various tax structuring alternatives that may be executed during fiscal 2017 which could provide additional positive evidence in our valuation allowance considerations.

Infor is included in the GGC Software Parent, Inc. consolidated federal income tax return. The Company and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. and Infor Software Parent LLC have entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2016, 2015 and fiscal 2014, we made cash payments of $17.6 million, $11.7 million and $11.5 million, respectively, to GGC Software Parent, Inc. under the terms of the Tax Allocation Agreement.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures, including non-GAAP revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA as defined in our credit agreements and the indentures that govern our senior notes, and Adjusted EBITDA margin. We believe our presentation of these non-GAAP financial measures provide meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets and to serve as a measurement for incentive compensation awards. In addition, Adjusted EBITDA is a key measurement of our operating performance as per the financial covenants in our debt agreements. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that these non-GAAP measures are useful to users because they provide supplemental information that research analysts, investment bankers and lenders frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain non-GAAP disclosures are required by our lenders in our reporting to them.

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

Non-GAAP Revenues

The following table presents the reconciliation of our non-GAAP revenues to our GAAP revenues as reported for the periods indicated:

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)
GAAP revenues	$2,691.6	$2,438.9	$2,445.7	$2,761.8	10.4%	15.5%	(0.3)%	3.9%
Non-GAAP revenue adjustments:
Purchase accounting impact on license fees and subscriptions	11.4	0.7	4.7	5.1
Purchase accounting impact on product updates and support fees	0.5	3.5	1.1	1.2
Purchase accounting impact on consulting services and other fees	0.1	0.3	1.8	1.9

Total non-GAAP revenue adjustments	12.0	4.5	7.6	8.2

Non-GAAP revenues	$2,703.6	$2,443.4	$2,453.3	$2,770.0	10.6%	15.7%	(0.4)%	3.7%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

					Fiscal 2016 vs.		11 Months Ended
					11 Months Ended		April 30,
					April 30, 2015		2015 vs. 2014
	Year Ended	11 Months Ended April 30,		Year Ended		Constant		Constant
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	Actual	Currency	Actual	Currency
			(unaudited)
			(recast)
GAAP net income attributable to Infor, Inc.	$35.2	$19.7	$67.0	$121.7	78.7%	127.9%	(70.6)%	(52.7)%
Interest expense, net (1)	312.8	321.2	349.6	379.3
Income tax provision (benefit)	(48.8)	(52.2)	(0.4)	12.6
Amortization of intangible assets and depreciation	243.9	222.9	241.5	264.3
Purchase accounting impact revenues/costs, net	12.0	4.5	7.4	8.0
Share-based compensation	19.7	15.5	25.5	28.7
Acquisition-related and other costs	17.1	1.4	27.3	27.6
Restructuring costs	28.0	5.7	12.8	18.6
Foreign currency (gain) loss	76.1	(66.7)	(52.0)	(62.7)
Loss on extinguishment of debt	—	172.4	5.2	5.2
Other (2)	54.2	21.3	9.6	10.7

Adjusted EBITDA	$750.2	$665.7	$693.5	$814.0	12.7%	16.3%	(4.0)%	0.7%

Adjusted EBITDA margin (3)	27.7%	27.2%	28.3%	29.4%

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes costs incurred related to certain litigation and/or settlements, anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.
(3)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

The non-GAAP adjustments we make to our reported GAAP net income attributable to Infor to get to Adjusted EBITDA include certain non-operating expenses and non-cash charges that are allowed to be added back under the provisions of our debt agreements. These adjustments eliminate the impact of items that we do not consider indicative of our core operating performance or that may vary from period to period without any correlation to the results of our core operations. We believe the presentation of Adjusted EBITDA provides investors and other external users a supplemental measure of our performance and a helpful alternative view of our operations. In addition, the reporting of Adjusted EBITDA is a requirement of our debt agreements.

While Adjusted EBITDA is a key metric that is frequently used by our lenders, analysts and others in their evaluation of our performance, it has limitations as an analytical tool and should not be used in isolation or as a substitute for analysis of our GAAP results as reported. For example, Adjusted EBITDA excludes a number of significant cash and non-cash recurring items including but not limited to interest paid on our debt, income tax payments, the amortization of intangible assets and depreciation of capitalized tangible assets used in generating revenues in our business, and share-based compensation expense.

Liquidity and Capital Resources

Cash Flows

					Fiscal 2016 vs.	11 Months Ended
	Year Ended	11 Months Ended April 30,		Year Ended	11 Months Ended	April 30,
(in millions, except percentages)	April 30, 2016	2015	2014	May 31, 2014	April 30, 2015	2015 vs. 2014
			(unaudited) (recast)
Cash provided by (used in):
Operating activities	$419.1	$208.2	$280.8	$414.6	101.3%	(25.9)%
Investing activities	(641.4)	(48.7)	(249.8)	(251.7)	NM	(80.5)
Financing activities	402.5	(158.2)	(15.7)	(15.7)	NM	NM
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(49.9)	9.9	6.2	(97.6)	NM

Net change in cash and cash equivalents	$179.0	$(48.6)	$25.2	$153.4	NM %	NM %

*	NM Percentage not meaningful

Capital Resources

	April 30,			April 30, 2016 vs.	April 30, 2015 vs.
(in millions, except percentages)	2016	2015	May 31, 2014	April 30, 2015	May 31, 2014
Working capital deficit	$(208.5)	$(226.4)	$(305.9)	(7.9)%	(26.0)%
Cash and cash equivalents	$705.7	$526.7	$575.3	34.0%	(8.4)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. During fiscal 2016, 2015 and 2014 we have also undertaken significant investing and financing activities related to our acquisitions and the refinancing of our long-term debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In fiscal 2016, we completed one acquisition for a purchase price of $549.9 million, net of cash acquired. In fiscal 2015, we completed one acquisition for a purchase price of $30.1 million, net of cash acquired. In fiscal 2014, we completed two acquisitions for an aggregate purchase price of approximately $202.0 million, net of cash acquired. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2017 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2016 was $419.1 million. Our net income adjusted for non-cash items provided $316.0 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $103.1 million. The operating assets and liabilities sources of cash related primarily to a $107.5 million increase in accounts payable, accrued expenses and other liabilities, primarily due to an increase in accrued interest due to the timing of debt payments and an increase in accounts payable, and a $58.6 million increase in deferred revenue, primarily due to increased deferred SaaS revenue. The sources of cash were partially offset by a $38.2 million increase in prepaid expenses and other assets, primarily due to the timing of certain of our significant service agreements, and a $32.3 million increase in accounts receivable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $641.4 million in fiscal 2016. The primary uses of cash were $549.6 million net cash used for the GT Nexus Acquisition, $65.5 million used to purchase property, equipment and software, and $25.0 million for our investment in Predictix.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $402.5 million in fiscal 2016. The source of cash was $495.0 million in proceeds from the issuance of debt in connection with the GT Nexus Acquisition. This was partially offset by uses of cash, primarily $35.0 million in dividend payments, $34.2 million in debt repayments, and $16.5 million in deferred financing fees related to the issuance of our Senior Secured Notes.

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

Effect of Exchange Rate Changes

In fiscal 2016, changes in foreign currency exchange rates resulted in a $1.2 million decrease in our cash and cash equivalents. In fiscal 2015, changes in foreign currency exchange rates resulted in a $49.9 million decrease in our cash and cash equivalents. Foreign currency exchange rate changes increased our cash and cash equivalents by $6.2 million in fiscal 2014.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $208.5 million at April 30, 2016, compared to $226.4 million at April 30, 2015. At April 30, 2016, our cash increased by $179.0 million compared to the balance at April 30, 2015. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2016, the most significant changes in our current assets, other than cash, were an increase of $53.9 million in accounts receivable, net, and a $37.3 million increase in prepaid expenses. During fiscal 2016 the most significant changes in our current liabilities included an increase in accrued expenses of $93.6 million, primarily due to an increase in accrued interest in relation to the timing of our debt payments and an increase in accrued restructuring charges, a $69.7 million increase in deferred revenue, primarily in deferred SaaS revenue, a $56.2 million increase in the current portion of our long-term debt due to the timing of payments related to our term loans, and a $54.4 million increase in accounts payable.

Cash and Cash Equivalents

As of April 30, 2016, we had $705.7 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of April 30, 2016, $163.7 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $542.0 million of our unrestricted cash and cash equivalents were held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2016			April 30, 2015
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$461.8	$458.1	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,447.5	2,373.2	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	386.2	382.0	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.7	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	401.0	395.9	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	481.1	5.750%	—	—	—
Deferred financing fees, debt discounts and premiums, net	(116.5)	—		(118.2)	—

Total long-term debt	5,710.0	5,710.0		5,226.8	5,226.8
Less: current portion	(56.3)	(56.3)		(0.1)	(0.1)

Total long-term debt—non-current	$5,653.7	$5,653.7		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2016, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of April 30, 2016, we have made no draws against the Revolver and no amounts are currently outstanding. However, $11.7 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $138.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2016:

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

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of the borrower’s assets and the assets of the Guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter. We are subject to certain other customary affirmative and negative covenants as well.

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

Senior Notes

Infor 6.5% and 5.75% Senior Notes

On April 1, 2015, we issued approximately $1,030.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes at an issue price of 100% (together, the Senior Notes). On April 23, 2015, we issued an additional $600.0 million in aggregate principal amount of our 6.5% Senior Notes at an issue price of 102.25% plus accrued interest from April 1, 2015. The 6.5% and 5.75% Senior Notes mature on May 15, 2022, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on May 15 and November 15 each year, beginning on November 15, 2015.

In connection with the issuance of the 6.5% and 5.75% Senior Notes, we entered into a registration rights agreements with the initial purchasers of the notes. Under the registration rights agreements we agreed to file with the SEC a registration statement with respect to an offer to exchange the 6.5% and 5.75% Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes. The requisite registration statement on Form S-4 was filed with the SEC on January 25, 2016 and was declared effective by the SEC on February 12, 2016. See Senior Notes Exchange Offer, below.

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

Senior Notes Exchange Offer

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC (Form S-4), relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that were registered with the SEC. The Exchange Offer commenced on February 12, 2016, the fourth quarter of fiscal 2016. Under the terms of the Exchange Offer, holders of our Senior Notes could exchange their original 6.5% and 5.75% Senior Notes (the Original Notes) for a like principal amount of 6.5% and 5.75% Senior Notes (the Exchange Notes) that were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The exchange has been completed and the Exchange Offer expired on March 15, 2016. We did not receive any proceeds from the Exchange Offer.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.00% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after fees and expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. See Note 12, Debt – Affiliate Company Borrowings, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Restricted Cash

We had approximately $10.5 million of restricted cash as of April 30, 2016, of which approximately $0.3 million and $10.2 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2016, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

		1 Year	1 - 3	3 - 5	More than
(in millions)	Total	or Less	Years	Years	5 Years
Balance sheet contractual obligations:
Total outstanding debt (principal)	$5,826.5	$56.3	$1.4	$3,737.8	$2,031.0
Interest on long-term debt	1,504.1	285.7	572.4	452.5	193.5
Capital leases	6.0	3.7	2.2	0.1	—

Total balance sheet contractual obligations	7,336.6	345.7	576.0	4,190.4	2,224.5

Other contractual obligations:
Operating leases	285.2	62.1	86.4	59.6	77.1
Purchase obligations	199.8	63.0	68.9	51.8	16.1

Total other contractual obligations	485.0	125.1	155.3	111.4	93.2

Total contractual obligations	$7,821.6	$470.8	$731.3	$4,301.8	$2,317.7

Total contractual obligations at April 30, 2016 were $7,821.6 million. Our purchase obligations represent those commitments greater than $0.1 million annually. Total unrecognized tax benefits of $155.3 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of April 30, 2016, over the projection period.

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

Recent Accounting Pronouncements — Not Yet Adopted

Information regarding recent accounting pronouncements can be found in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.2%, 46.9% and 49.6% of our total revenues for fiscal 2016, 2015 and 2014, respectively. International cost of revenues and operating expenses accounted for 42.1%, 46.3% and 48.6% of our total cost of revenues and operating expenses for fiscal 2016, 2015 and 2014, respectively.

As of April 30, 2016 and 2015, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.3% and 3.4%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.1% and 1.1% as of April 30, 2016 and 2015, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.2% and 0.6% as of April 30, 2016 and 2015, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of April 30, 2016 and 2015, we had $5.7 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at April 30, 2016, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have a LIBOR or EURIBOR floor of 1.00% or 2.00%. On April 30, 2016, the three-month LIBOR and the EURIBOR rates were 0.64% and -0.25%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the April 30, 2016, rates would not have a significant impact on our total monthly interest expense as such a change would have a negligible impact on the LIBOR and EURIBOR floors related to our debt.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.7% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. [For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2016, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2016. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests;

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

INFOR, INC.

Dated: June 23, 2016	By:	/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.
Chief Executive Officer
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeffrey M. Laborde and Gregory M. Giangiordano, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	June 23, 2016

/s/ JEFFREY M. LABORDE
Jeffrey M. Laborde	Chief Financial Officer (principal financial officer)	June 23, 2016
/s/ JAY HOPKINS
Jay Hopkins	Chief Accounting Officer, Senior Vice President and Controller (principal accounting officer)	June 23, 2016

/s/ DAVID DOMINIK
David Dominik	Director	June 23, 2016

/s/ PRESCOTT ASHE
Prescott Ashe	Director	June 23, 2016

/s/ C. JAMES SCHAPER
C. James Schaper	Director	June 23, 2016

/s/ STEWART BLOOM
Stewart Bloom	Director	June 23, 2016

/s/ C.J. FITZGERALD
C.J. Fitzgerald	Director	June 23, 2016

/s/ RISHI CHANDNA
Rishi Chandna	Director	June 23, 2016

INDEX TO THE FINANCIAL STATEMENTS – ITEM 15(a) 1-2

Page Number
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets at April 30, 2016 and 2015	61
Consolidated Statements of Operations for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014	62
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014	63
Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015, and the fiscal year ended May 31, 2014	64
Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014	65
Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Infor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and redeemable noncontrolling interests and cash flows present fairly, in all material respects, the financial position of Infor, Inc. and its subsidiaries at April 30, 2016 and April 30, 2015, and the results of their operations and their cash flows for the year ended April 30, 2016, the eleven months ended April 30, 2015 and the year ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

June 23, 2016

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	April 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$705.7	$526.7
Accounts receivable, net	391.9	338.0
Prepaid expenses	151.2	113.9
Income tax receivable	61.2	49.6
Other current assets	22.9	17.8
Deferred tax assets	43.1	30.8

Total current assets	1,376.0	1,076.8
Property and equipment, net	125.0	81.8
Intangible assets, net	896.6	731.0
Goodwill	4,398.0	4,045.8
Deferred tax assets	76.1	72.8
Other assets	134.3	40.3

Total assets	$7,006.0	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$116.8	$62.4
Income taxes payable	40.7	33.5
Accrued expenses	432.7	339.1
Deferred tax liabilities	1.3	1.1
Deferred revenue	936.7	867.0
Current portion of long-term obligations	56.3	0.1

Total current liabilities	1,584.5	1,303.2
Long-term debt, net	5,653.7	5,226.7
Deferred tax liabilities	127.3	107.0
Other long-term liabilities	239.4	208.4

Total liabilities	7,604.9	6,845.3

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	140.0	—
Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at April 30, 2016 and 2015	—	—
Additional paid-in capital	1,175.7	1,209.1
Receivable from stockholders	(36.9)	(35.3)
Accumulated other comprehensive income (loss)	(193.0)	(240.6)
Accumulated deficit	(1,694.8)	(1,730.0)

Total Infor, Inc. stockholders’ deficit	(749.0)	(796.8)
Noncontrolling interests	10.1	—

Total stockholders’ deficit	(738.9)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$7,006.0	$6,048.5

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended	11 Months Ended April 30,		Year Ended
	April 30, 2016	2015	2014	May 31, 2014
			(unaudited) (recast)
Revenues:
Software license fees and subscriptions	$615.7	$479.2	$427.8	$548.3
Product updates and support fees	1,405.8	1,330.3	1,340.9	1,465.9

Software revenues	2,021.5	1,809.5	1,768.7	2,014.2
Consulting services and other fees	670.1	629.4	677.0	747.6

Total revenues	2,691.6	2,438.9	2,445.7	2,761.8

Operating expenses:
Cost of software license fees and subscriptions (1)	170.3	109.7	81.9	99.8
Cost of product updates and support fees (1)	248.9	238.2	239.1	261.9
Cost of consulting services and other fees (1)	563.2	507.2	540.3	593.2
Sales and marketing	433.5	412.9	403.3	457.1
Research and development	421.6	369.8	357.1	391.8
General and administrative	193.3	177.9	174.2	192.8
Amortization of intangible assets and depreciation	243.9	222.9	241.5	264.3
Restructuring costs	28.0	5.7	12.8	18.6
Acquisition-related and other costs	17.1	1.4	27.3	27.6

Total operating expenses	2,319.8	2,045.7	2,077.5	2,307.1

Income from operations	371.8	393.2	368.2	454.7

Other expense, net:
Interest expense, net	311.5	320.1	348.4	378.0
Loss on extinguishment of debt	—	172.4	5.2	5.2
Other (income) expense, net	75.9	(66.8)	(52.0)	(62.8)

Total other expense, net	387.4	425.7	301.6	320.4

Income (loss) before income tax	(15.6)	(32.5)	66.6	134.3
Income tax provision (benefit)	(48.8)	(52.2)	(0.4)	12.6

Net income	33.2	19.7	67.0	121.7
Net loss attributable to noncontrolling interests	(2.0)	—	—	—

Net income attributable to Infor, Inc.	$35.2	$19.7	$67.0	$121.7

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended	11 Months Ended April 30,		Year Ended
	April 30, 2016	2015	2014	May 31, 2014
			(unaudited) (recast)
Net income	$33.2	$19.7	$67.0	$121.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	43.6	(277.5)	(10.6)	(32.9)
Change in defined benefit plan funding status, net of tax	0.2	(8.9)	0.7	1.5
Unrealized gain (loss) on derivative instruments, net of tax	3.3	(2.9)	(7.9)	(9.9)

Total other comprehensive income (loss)	47.1	(289.3)	(17.8)	(41.3)

Comprehensive income (loss)	80.3	(269.6)	49.2	80.4

Noncontrolling interests comprehensive income (loss)	(2.5)	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$82.8	$(269.6)	$49.2	$80.4

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND REDEEMABLE NONCONTROLLING INTERESTS

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock			Stockholders’	Accumulated Other Comprehensive	Accumulated	Total Infor, Inc. Stockholders’	Noncontrolling	Total Stockholders’	Redeemable Noncontrolling
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit	Interests
Balance, May 31, 2013	1,000	$—	$1,247.6	$(30.1)	$90.0	$(1,871.4)	$(563.9)	$—	$(563.9)	$—
Equity-based compensation expense	—	—	28.7	—	—	—	28.7	—	28.7	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(32.9)	—	(32.9)	—	(32.9)	—
Defined benefit plan funding status, net of tax	—	—	—	—	1.5	—	1.5	—	1.5	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(9.9)	—	(9.9)	—	(9.9)	—
Receivable from stockholders	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)	—
Net income	—	—	—	—	—	121.7	121.7	—	121.7	—

Balance, May 31, 2014	1,000	—	1,276.3	(35.3)	48.7	(1,749.7)	(460.0)	—	(460.0)	—
Equity-based compensation expense	—	—	15.5	—	—	—	15.5	—	15.5	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(277.5)	—	(277.5)	—	(277.5)	—
Defined benefit plan funding status, net of tax	—	—	—	—	(8.9)	—	(8.9)	—	(8.9)	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)	—
Dividend paid/accrued	—	—	(82.7)	—	—	—	(82.7)	—	(82.7)	—
Net income	—	—	—	—	—	19.7	19.7	—	19.7	—

Balance, April 30, 2015	1,000	—	1,209.1	(35.3)	(240.6)	(1,730.0)	(796.8)	—	(796.8)	—
Equity-based compensation expense	—	—	19.7	—	—	—	19.7	—	19.7	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	44.1	—	44.1	(0.7)	43.4	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.2	—	0.2	—	0.2	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	3.3	—	3.3	—	3.3	—
Receivable from stockholders	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)	—
Dividend paid/accrued	—	—	(35.5)	—	—	—	(35.5)	—	(35.5)	—
Redeemable noncontrolling interests due to business combination	—	—	—	—	—	—	—	—	—	125.0
Accretion of redeemable noncontrolling interests redemption value	—	—	(17.6)	—	—	—	(17.6)	—	(17.6)	17.6
Noncontrolling interests acquired	—	—	—	—	—	—	—	10.2	10.2	—
Net income	—	—	—	—	—	35.2	35.2	0.6	35.8	(2.6)

Balance, April 30, 2016	1,000	$—	$1,175.7	$(36.9)	$(193.0)	$(1,694.8)	$(749.0)	$10.1	$(738.9)	$140.0

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended	11 Months Ended April 30,		Year Ended
	April 30, 2016	2015	2014	May 31, 2014
			(unaudited) (recast)
Cash flows from operating activities:
Net income	$33.2	$19.7	$67.0	$121.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243.9	222.9	241.5	264.3
Provision for doubtful accounts, billing adjustments and sales allowances	21.1	16.0	15.0	17.7
Deferred income taxes	(107.2)	(79.1)	0.9	(23.5)
Non-cash (gain) loss on foreign currency	76.5	(66.2)	(54.3)	(65.0)
Non-cash interest	26.1	24.4	25.4	27.6
Loss on extinguishment of debt	—	172.4	5.2	5.2
Equity-based compensation expense	19.7	15.5	25.5	28.7
Other	2.7	(3.0)	2.5	3.7
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(38.2)	(21.9)	12.9	12.8
Accounts receivable, net	(32.3)	29.4	97.5	2.1
Income tax receivable/payable, net	7.5	(14.0)	(52.3)	(29.5)
Deferred revenue	58.6	(68.1)	(65.9)	28.9
Accounts payable, accrued expenses and other liabilities	107.5	(39.8)	(40.1)	19.9

Net cash provided by operating activities	419.1	208.2	280.8	414.6

Cash flows from investing activities:			.	.
Acquisitions, net of cash acquired	(549.6)	(30.1)	(199.7)	(199.7)
Purchase of other investments	(25.0)	—	—	—
Change in restricted cash	(1.3)	17.1	(20.2)	(19.5)
Purchases of property, equipment and software	(65.5)	(35.7)	(29.9)	(32.5)

Net cash used in investing activities	(641.4)	(48.7)	(249.8)	(251.7)

Cash flows from financing activities:
Dividends paid	(35.0)	(65.7)	—	—
Loans to stockholders	(1.6)	—	(5.2)	(5.2)
Payments on capital lease obligations	(3.7)	(2.5)	(2.3)	(2.3)
Proceeds from issuance of debt	495.0	2,019.7	3,487.7	3,487.7
Payments on long-term debt	(34.2)	(1,932.5)	(3,457.5)	(3,457.5)
Deferred financing and early debt redemption fees paid	(16.5)	(168.7)	(37.5)	(37.5)
Other	(1.5)	(8.5)	(0.9)	(0.9)

Net cash provided by (used in) financing activities	402.5	(158.2)	(15.7)	(15.7)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(49.9)	9.9	6.2

Net increase (decrease) in cash and cash equivalents	179.0	(48.6)	25.2	153.4
Cash and cash equivalents at the beginning of the period	526.7	575.3	421.9	421.9

Cash and cash equivalents at the end of the period	$705.7	$526.7	$447.1	$575.3

Supplemental disclosure of cash flow information
Cash paid for interest	$220.1	$344.4	$326.7	$326.7
Cash paid for income taxes	$50.7	$41.5	$45.8	$65.0
Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$799.2	$36.3	$207.3	$207.3
Liabilities assumed in acquisitions	$249.6	$6.2	$7.6	$7.6
Capital lease obligations	$0.7	$5.2	$2.7	$3.0

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Infor is a global provider of enterprise business applications software and services focused primarily on medium and large enterprises. We provide industry-specific enterprise resource planning (ERP) software products to companies in the manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products & retail and hospitality industries. We serve customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our solutions help automate and integrate critical business processes which enable our customers to better manage their business operations generally as well as their suppliers, partners, customers and employees. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, can be integrated with our enterprise software applications and sold across verticals. In addition to providing software products, we provide on-going support and maintenance services for our customers through our subscription-based annual maintenance and support programs. We also help our customers implement and use our applications more effectively through our consulting services.

Basis of Presentation

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

Noncontrolling Interests

We consolidate our majority-owned subsidiaries and reflect redeemable noncontrolling interests and noncontrolling interests on our Consolidated Balance Sheets for the portion of those entities that we do not own as mezzanine equity and as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders, respectively. The redeemable noncontrolling interests’ and noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Operations, and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Consolidated Statements of Comprehensive Income (Loss).

Noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Consolidated Balance Sheets, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interest that we report relates to an 18.52% interest in GT Nexus, Inc. (GT Nexus) that Infor does not own. See Note 3, Acquisitions. The noncontrolling interest that we report as equity on our Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, fair value of contingent consideration related to our acquisitions, contingencies and litigation, and fair value of derivative financial instruments, among others. We believe that these estimates and assumptions are reasonable under the circumstances and that they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Fiscal Year

Our fiscal year is from May 1 through April 30. Unless otherwise stated, references to fiscal 2016 and 2015 relate to our fiscal years ended April 30, 2016 and 2015, respectively. References to future years also relate to our fiscal years ending April 30.

Prior to fiscal 2015, our fiscal year had historically been from June 1 through May 31. Unless otherwise stated, references to fiscal 2014 relates to our fiscal year ended May 31, 2014. References to prior years also relate to our fiscal years ending May 31.

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal 2015, which ended on April 30, 2015. As a result of this change, for fiscal 2015 we reported an 11-month transition period from June 1, 2014 to April 30, 2015. Accordingly, our Consolidated Balance Sheets are presented as of April 30, 2016 and 2015. The accompanying Consolidated Financial Statements, and the Notes thereto, include our results of operations and cash flows for the fiscal year ended April 30, 2016, the 11-month transition period of fiscal 2015, and the fiscal year ended May 31, 2014 as originally reported. In addition, we have presented on the accompanying Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Cash Flows our unaudited results of operations and cash flows for the comparable 11-month recast period of fiscal 2014 (the period from June 1, 2013 to April 30, 2014).

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

On November 1, 2015, we early adopted the FASB updated guidance on simplifying the accounting for measurement-period adjustments relating to business combinations. This guidance requires that an acquirer recognize post-close measurement adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of this guidance, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. We applied the updated guidance prospectively beginning in the third quarter of fiscal 2016. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

As of the date of this annual report, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates, and providing consulting services to our customers. We record software license, product updates and support, and related service revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and we record revenues related to non-software deliverables such as SaaS subscriptions and related service revenue in accordance with guidance provided by ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software license fees and subscriptions

Software license fees and subscriptions revenues are primarily from sales of perpetual software licenses granting customers use of our software products and access to software products through our SaaS subscription offerings. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured. SaaS subscription revenues are recognized over the contract term once the software is made available for use in an environment hosted, supported, and maintained by Infor. SaaS subscription revenues are included in software license fees and subscriptions revenues in our Consolidated Statements of Operations and were approximately $242.6 million, $107.1 million and $74.9 million in fiscal 2016, 2015 and 2014, respectively.

We do not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software license fee revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return.

We record revenues from sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition, Principal Agent Considerations, when we are the primary obligor in the arrangement with the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 605-45 are present in the arrangement, revenue is recognized net of related direct costs.

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

We enter into multiple element arrangements for software and software-related products and services, which may include software licenses, product updates and support and/or implementation and consulting services agreements. Revenue is allocated to undelivered elements based upon their fair value as determined by vendor-specific objective evidence (VSOE). VSOE of fair value for the elements in an arrangement reflects the price charged when the undelivered element is sold separately.

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

We also enter into multiple element arrangements that may include a combination of our various software-related and non-software- related products and services offerings including software licenses, SaaS subscriptions, product updates and support, consulting services, education and hosting services. Each element within a non-software multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria of ASC 605-25 are met: 1) the delivered item or items have value to the customer on a standalone basis, and 2) if the arrangement includes a general right to return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. We consider a deliverable to have standalone value if the product or service is sold separately by Infor or another vendor or could be resold by the customer. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. For the non-software group, revenue is then allocated to each element using a selling price hierarchy; VSOE if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE are available.

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

Product Updates and Support Fees

Product updates and support fees entitle the customer to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. The term of product updates and support services is typically 12 months. The product updates and support fees are recorded as product updates and support fees revenue and recognized ratably over the term of the agreement. Revenues for product updates and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled product updates and support and recognized over the term of the agreement.

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

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for software licenses, SaaS subscriptions, product updates and support and/or services in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

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

Business Combinations

We account for acquisitions in accordance with ASC 805, Business Combinations. ASC 805 requires recognition of the assets acquired and the liabilities assumed separately from goodwill, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made.

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

If it is determined that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, an estimate is recorded for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period. During the measurement period, if changes are made to the amounts recorded or if additional pre-acquisition contingencies are identified, such amounts are included in the purchase price allocation in the reporting period in which the changes are determined and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and are reevaluated with any adjustments to preliminary estimates made within the measurement period being recorded to goodwill in the reporting period in which the adjustments are determined. Subsequent to the measurement period or the final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances impact the provision for income taxes in our Consolidated Statement of Operations and could have a material impact on our results of operations and financial position.

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

ASC 805 also requires that the direct transaction costs associated with business combinations be expensed as incurred. We include such transaction costs in acquisition-related and other costs in our Consolidated Statements of Operations.

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2013	$10.7
Provision	4.6
Write-offs	(7.6)
Currency translation effect	0.2

Balance, May 31, 2014	7.9
Provision	7.4
Write-offs	(7.3)
Currency translation effect	(0.7)

Balance, April 30, 2015	7.3
Provision	8.6
Write-offs	(5.4)
Currency translation effect	(0.1)

Balance, April 30, 2016	$10.4

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

We have asset retirement obligations accounted for under the provisions of ASC 410-20, Asset Retirement and Environmental Obligations—Asset Retirement Obligations, related to certain leased facilities. We record the asset retirement obligation and a corresponding leasehold improvement which is depreciated over the expected term of the lease. Subsequent to initial recognition, we record period-to-period changes in the asset retirement obligations liability resulting from the passage of time to general and administrative expense and revisions to either the timing or the amount of the original expected cash flows to the related assets. See Note 8, Property and Equipment, for details of the asset retirement obligations amounts.

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. We did not recognize any impairment charges for property and equipment during fiscal 2016, 2015 and 2014.

Software Development Costs

Expenditures for software research and development consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $5.4 million, $4.2 million and $4.4 million in fiscal 2016, 2015 and 2014, respectively. Amortization expense for assets capitalized totaled $4.7 million, $3.6 million and $3.5 million for fiscal 2016, 2015 and 2014, respectively. Unamortized costs capitalized totaled $5.2 million and $4.5 million as of April 30, 2016 and 2015, respectively.

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

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to seven years. Amortization commences when the software is available for its intended use. During fiscal 2016, 2015 and 2014 we capitalized approximately $30.6 million, $4.1 million and $0.9 million, respectively, related to internal use software and recorded approximately $3.6 million, $0.7 million and $0.4 million, respectively, in related amortization expense. Unamortized costs of capitalized internal use software totaled $30.9 million and $3.9 million as of April 30, 2016 and 2015, respectively.

Intangible Assets

Intangible assets represent customer contracts and relationships, acquired technology and trade names obtained in connection with acquisitions. These intangible assets, other than acquired technology, are being amortized using either straight-line or accelerated amortization over their estimated useful lives, ranging from 12 months to 20 years. The accelerated amortization method is used should the realization of the economic value of the asset be deemed to have characteristics that more closely match an accelerated amortization methodology, as may exist principally with customer relationships. In those cases, the asset is amortized proportionally based upon the annual proportion of economic value contributed as it relates to the asset’s total economic value. Acquired technology is amortized at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. See Note 9, Intangible Assets.

The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2016, 2015 or 2014.

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

We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing. We allocate our goodwill to each of these reporting units based upon their relative fair values. For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market transaction method and market comparable method).

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2016, 2015 and 2014 indicated no impairment of goodwill. See Note 4, Goodwill.

Cost Method Investments

We have investments in other entities where we do not hold a controlling interest. We use the cost method of accounting when our voting interests in such entities are less than 20.0% and we do not have the ability to exercise significant influence over the entities’ operating and financial policies. Our cost method investments are reported at cost and are included in other assets on our Consolidated Balance Sheets. Dividend income received, if any, is reported in other (income) expense, net, in our Consolidated Statements of Operations. Our cost method investments are assessed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. We have not recorded any dividends or other-than-temporary impairment charges related to our cost method investments. The fair values of our cost method investments are not readily available and there are no quoted market prices for these investments.

In fiscal 2016, we acquired a 16.67% equity interest in LogicBlox-Predictix Holdings, Inc. (Predictix), for $25.0 million pursuant to the Stock Purchase Agreement dated as of January 18, 2016, by and among Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, and Predictix and the stockholder parties signatory thereto (the Predictix Stock Purchase Agreement). Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. We account for our investment in Predictix under the cost method in accordance with applicable accounting principles as we do not have significant influence over Predictix. As of April 30, 2016, our investment in Predictix had a carrying value of approximately $25.0 million.

Deferred Financing Fees

Deferred financing fees, net of amortization, related to our term loans and senior notes are reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, deferred financing fees, net of amortization, related to our revolving credit facility are included in other assets. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the effective interest method over the expected life of the related debt obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. In fiscal 2016, 2015 and 2014, we capitalized significant deferred financing fees related to refinancing our senior notes and amending and obtaining new term debt under our credit arrangements, and we wrote off certain unamortized deferred financing fees in conjunction with these financing activities. See Note 12, Debt—Deferred Financing Fees.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on a straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of April 30, 2016 and 2015, we had total deferred rent liabilities of $22.6 million and $23.7 million, respectively. The current and non-current portions of our deferred rent liabilities are included in accrued expenses and other long-term liabilities, respectively, on our Consolidated Balance Sheets. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies—Leases.

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

We review the status of each significant matter to assess our potential financial exposure at each reporting date. If a potential loss is considered probable and the amount can be reasonably estimated as defined by the guidance related to accounting for contingencies, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows. See Note 14, Commitments and Contingencies – Litigation.

Derivative Financial Instruments

In accordance with ASC 815, Derivatives and Hedging, we record derivative instruments on our Consolidated Balance Sheets as assets or liabilities at their fair value. Changes in their fair value are recognized currently in our results of operations in other (income) expense, net in our Consolidated Statements of Operations unless certain specific hedge accounting criteria are met. These criteria include among other things that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The unrealized gains (losses) resulting from changes in the fair value of the derivative instruments are reflected as a component of stockholders’ deficit in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Cash inflows or outflows associated with the derivative instruments are included in cash flows from operating activities on our Consolidated Statements of Cash Flows, as are the related interest payments.

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

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term intercompany transactions considered to be long-term investments, which are accumulated and credited or charged to other comprehensive income (loss).

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $76.1 million, a net foreign exchange gain of $66.7 million and a net foreign exchange gain of $62.7 million, in fiscal 2016, 2015 and 2014, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2014	$66.0	$(7.4)	$(9.9)	$48.7
Other comprehensive income (loss)	(277.5)	(8.9)	(2.9)	(289.3)

Balance, April 30, 2015	(211.5)	(16.3)	(12.8)	(240.6)
Other comprehensive income (loss)	43.6	0.2	3.3	47.1
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.5	—	—	0.5

Other comprehensive income (loss) attributable to Infor, Inc.	44.1	0.2	3.3	47.6

Balance, April 30, 2016	$(167.4)	$(16.1)	$(9.5)	$(193.0)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.0 million, $4.6 million and $2.5 million as of April 30, 2016 and 2015, and May 31, 2014, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $5.9 million, $8.0 million and $6.2 million as of April 30, 2016 and 2015, and May 31, 2014, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2016 (12 months)
Foreign currency translation adjustment	$43.6	$—	$43.6
Change in funded status of defined benefit plans	1.7	(0.6)	1.1
Derivative instruments unrealized loss	(6.4)	2.5	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.7)	—	(0.7)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	11.8	(4.6)	7.2

Other comprehensive income (loss)	$49.8	$(2.7)	$47.1

Fiscal 2015 (11 months)
Foreign currency translation adjustment	$(277.5)	$—	$(277.5)
Change in funded status of defined benefit plans	(10.5)	2.1	(8.4)
Derivative instruments unrealized loss	(5.7)	1.8	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.3)	—	(0.3)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	1.0	—	1.0

Other comprehensive income (loss)	$(293.2)	$3.9	$(289.3)

Fiscal 2014 (12 months)
Foreign currency translation adjustment	$(32.9)	$—	$(32.9)
Change in funded status of defined benefit plans	4.3	(0.3)	4.0
Derivative instruments unrealized loss	(16.1)	6.2	(9.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.6)	—	(0.6)
Amortization of prior service cost - defined benefit plans (1)	(1.9)	—	(1.9)

Other comprehensive income (loss)	$(47.2)	$5.9	$(41.3)

(1)	Amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit plan adjustments were included in the respective categories of operating expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans—Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statements of Operations. For fiscal 2016, 2015 and 2014, advertising expenses were $16.5 million, $15.9 million and $13.2 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at April 30, 2016 or 2015. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2016, 2015 or 2014.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2016, 2015 and 2014, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

The provisions of ASC 740-10 contain a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50.0% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations.

Infor is included in the GGC Software Parent, Inc. consolidated federal income tax return. Infor and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, Inc. and Infor Software Parent LLC entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with Infor that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. See Note 21, Related Party Transactions – Due to/from Affiliates.

Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values and the estimated number of awards we ultimately expect will vest. All equity-based payments are based upon equity issued by a parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants within our results of operations with an offset to additional paid-in capital.

In fiscal 2012, Infor Enterprise Applications, LP (Infor Enterprise), an affiliate of the parent company of Infor, issued Class C units in conjunction with a voluntary share exchange program in which we offered certain Infor employees an opportunity to exchange all of their outstanding restricted shares, outstanding options to purchase restricted shares, and other management incentive unit awards granted to such employees under Infor and Infor Global Solutions’ and its predecessors’ various Share Purchase and Option Plans then owned by them and/or their Permitted Transferees (as defined under the various Share Purchase and Option Plans) for newly issued Class C units. The Class C units are non-voting ordinary units of Infor Enterprise. As a result, the majority of all outstanding equity awards other than the Class C units were cancelled during fiscal 2012. See Note 16, Share Purchase and Option Plans.

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

We utilize the Option-Pricing Method to estimate the fair value of our parent company’s equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise price of the call options are derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our parent company’s total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. The following is a summary of the weighted average assumptions used in estimating the fair value of equity awards granted in the periods indicated and the resulting fair values of such awards.

	Year Ended April 30, 2016	11 Months Ended April 30, 2015	Year Ended May 31, 2104
Expected term (years)	2.00	2.00	2.00
Risk-free interest rate	0.68%	0.48%	0.35%
Dividend yield	0.00%	0.00%	0.00%
Volatility	50.02%	47.66%	50.00%
Weighted average fair value per unit granted	$8.67	$7.56	$7.29

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Cost of software license fees and subscriptions	$—	$0.2	$—
Cost of product updates and support fees	0.3	0.5	0.4
Cost of consulting services and other fees	—	0.3	3.0
Sales and marketing	2.3	3.5	9.7
Research and development	11.5	3.7	8.1
General and administrative	5.6	7.3	7.5

Total	$19.7	$15.5	$28.7

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3. Acquisitions

Fiscal 2016

On September 18, 2015, we acquired a majority ownership stake of 81.48% in GT Nexus, for $549.9 million, net of cash acquired (GT Nexus Acquisition). GT Nexus is a cloud-based supply chain management vendor based in Oakland, California. GT Nexus is the cloud platform that some of the world’s largest companies, across many sectors, including manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations. The GT Nexus Acquisition complemented and further expanded our global SCM offerings. The results of operations of GT Nexus have been included in our results of operations from the date of the GT Nexus Acquisition. To the extent separately identifiable, GT Nexus contributed revenues of $81.8 million and net loss of $13.4 million related to its operations in fiscal 2016.

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 12, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. Transaction and merger related integration costs of $14.6 million associated with the GT Nexus Acquisition were expensed as incurred and are reflected in our results of operations for fiscal 2016, in acquisition-related and other costs. In addition, in fiscal 2016, we took certain actions relating to GT Nexus’ operations to eliminate redundancies, improve our operational efficiency and reduce our operating costs. We may take additional actions in future periods related to GT Nexus as we integrate its operations. See Note 11, Restructuring Charges. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized.

The following table summarizes our allocation of the GT Nexus purchase consideration:

(in millions)
Cash	$14.8
Accounts receivable	35.9
Other current assets	16.3
Identified intangible assets:
Existing technology	93.5
Existing customer relationships	273.5
Tradenames	5.9
Other non-current assets	9.8
Goodwill	364.4
Deferred revenue	(11.3)
Current liabilities assumed	(31.7)
Long-term liabilities assumed	(86.0)
Noncontrolling interests	(10.2)

Total fair value of net assets acquired	674.9
Less: fair value of redeemable noncontrolling interests	(125.0)

Purchase consideration	$549.9

Our estimates of fair value and resulting allocation of purchase price related to the GT Nexus Acquisition are preliminary as of April 30, 2016. We are in the process of finalizing the valuation of certain assets and liabilities and as a result the final allocation of the adjusted purchase price may differ from the information presented in these Consolidated Financial Statements. As of April 30, 2016, based on our current estimation of fair values, the gross contractual accounts receivable at the acquisition date was $36.9 million, and our best estimate of the contractual cash flows not expected to be collected at that date was $1.0 million. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six years, twelve years and three years, respectively. We have determined that the goodwill arising from the GT Nexus Acquisition will not be deductible for tax purposes.

The 18.52% redeemable noncontrolling interest in GT Nexus includes two redemption features: call options exercisable by Infor and put options exercisable by the redeemable noncontrolling interest holders. Given that the noncontrolling interests are redeemable at the option of the holders, they are reported in the mezzanine section on our Consolidated Balance Sheets between liabilities and equity. The redeemable noncontrolling interests are puttable at a redemption price of $150.0 million on the first anniversary of the acquisition date. Therefore, we are accreting the redeemable noncontrolling interests, using the effective interest method, from the acquisition date fair value to the redemption value over a one-year period. Accretion adjustments to the carrying value of the redeemable noncontrolling interests are considered deemed dividends and are recorded against additional paid-in capital.

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding such funds to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS at April 30, 2016, was $54.2 million.

Fiscal 2015

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired. Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops and laptops. The acquisition of Saleslogix complemented our CRM product offerings and added additional sales and service functionality to our industry-focused Infor CloudSuites in the CRM market. We recorded approximately $13.4 million of identifiable intangible assets and $18.2 million of goodwill related to our acquisition of Saleslogix. The acquired intangible assets relating to Saleslogix’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and seven years, respectively. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

The operating results related to this acquisition have been included in our Consolidated Financial Statements from the acquisition date.

Fiscal 2014

On January 7, 2014, we acquired PeopleAnswers, LLC (formerly PeopleAnswers, Inc.) (PeopleAnswers), a privately held company based in Dallas, Texas, for approximately $200.0 million. PeopleAnswers is a provider of predictive talent analytics whose cloud-based talent science platform is used by companies to optimize hiring, promotion, learning, and compensation processes. The acquisition of PeopleAnswers complemented and further expanded our Infor HCM suite offerings. We recorded approximately $84.0 million of identifiable intangible assets and $114.3 million of goodwill related to our acquisition of PeopleAnswers. The acquired intangible assets relating to PeopleAnswers’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately ten years. We have determined that the goodwill arising from this acquisition will be deductible for tax purposes.

During the fourth quarter of fiscal 2014 we completed an additional acquisition for a purchase price of approximately $1.8 million.

The operating results related to our fiscal 2014 acquisitions have been included in our Consolidated Financial Statements from the acquisition dates.

Contingent Consideration

The purchase consideration related to one of our pre-fiscal 2014 acquisitions includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable agreement. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. As of April 30, 2015, we estimated that no further payments would be required under the contingent consideration arrangement due to the probability of meeting such results and reduced our contingent consideration liability to $0.0 million. In the first quarter of fiscal 2016, we renegotiated the provisions of the applicable contingent consideration agreement with the sellers. As a result of these negotiations, we agreed to an additional one-year contingency period that ran through fiscal 2016 and redefined certain of the contingency conditions. Based on the renegotiated agreement, we determined the fair value of the remaining contingent consideration to be $1.7 million as of April 30, 2016, which will be paid in the second quarter of fiscal 2017. There are no other potential future payments related to this contingent consideration arrangement.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for the periods indicated:

(in millions)	License	Maintenance	Consulting	Total
Balance, May 31, 2014	$979.1	$3,056.5	$281.6	$4,317.2
Goodwill acquired	11.9	6.3	—	18.2
Currency translation effect	(59.5)	(211.1)	(19.0)	(289.6)

Balance, April 30, 2015	931.5	2,851.7	262.6	4,045.8
Goodwill acquired	331.9	—	32.5	364.4
Currency translation effect	(4.3)	(7.2)	(0.7)	(12.2)

Balance, April 30, 2016	$1,259.1	$2,844.5	$294.4	$4,398.0

Goodwill acquired during fiscal 2016 totaled $364.4 million related to the GT Nexus Acquisition. Goodwill acquired during fiscal 2015 totaled $18.2 million related to our acquisition of Saleslogix. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2016. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2015. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of April 30, 2016. The results of the annual tests performed in fiscal 2015 and 2014 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

5. Fair Value

Fair Value Hierarchy

The FASB has established guidance on financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value on a recurring basis and guidance for non-financial asset and liabilities that are recognized at fair value on a nonrecurring basis. This guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, contingent consideration and derivative instruments. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of April 30, 2016 and 2015:

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.0	$—	$—	$80.0

Total	$80.0	$—	$—	$80.0

Liabilities
Contingent consideration	$—	$—	$1.7	$1.7
Derivative instruments	—	15.4	—	15.4

Total	$—	$15.4	$1.7	$17.1

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$27.0	$—	$—	$27.0

Total	$27.0	$—	$—	$27.0

Liabilities
Derivative instruments	$—	$20.8	$—	$20.8

Total	$—	$20.8	$—	$20.8

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to one of our pre-fiscal 2014 acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions over the years following the acquisition as per the terms of the applicable purchase agreements. These include estimates of revenue growth rates and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liability is included in accrued expenses on our Consolidated Balance Sheets. In future periods, until settled, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability in acquisition-related and other costs in our Consolidated Statements of Operations. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2016 or 2015. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2013	$13.2
Settlements	(0.7)
Total (gain) loss recorded in earnings	(0.1)

Balance, May 31, 2014	12.4
Settlements	(8.5)
Total (gain) loss recorded in earnings	(3.9)

Balance, April 30, 2015	—
Total (gain) loss recorded in earnings	1.7

Balance, April 30, 2016	$1.7

In addition to the financial assets and liabilities included in the above table, certain non-financial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of April 30, 2016, we had not recorded any impairment related to such assets and had no other material non-financial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of April 30, 2016 and 2015, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At April 30, 2016 and 2015, the total carrying value of our long-term debt was approximately $5.7 billion and $5.2 billion, respectively, and the fair value of our long-term debt was approximately $5.6 billion and $5.4 billion, respectively.

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

Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At April 30, 2016 and 2015, our total restricted cash balance was $10.5 million and $8.1 million, respectively.

The following is a summary of our cash and cash equivalents for the periods indicated:

	April 30,
(in millions)	2016	2015
Cash	$625.7	$499.7
Cash equivalents	80.0	27.0

Total cash and cash equivalents	$705.7	$526.7

7. Accounts Receivable

Accounts receivable, net is comprised of the following for the periods indicated:

	April 30,
(in millions)	2016	2015
Accounts receivable	$363.0	$308.4
Unbilled accounts receivable	42.4	41.5
Less: allowance for doubtful accounts	(13.5)	(11.9)

Accounts receivable, net	$391.9	$338.0

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, May 31, 2013	$16.0
Provision	13.1
Write-offs and recoveries	(11.2)
Currency translation effect	0.3

Balance, May 31, 2014	18.2
Provision	8.6
Write-offs and recoveries	(13.6)
Currency translation effect	(1.3)

Balance, April 30, 2015	11.9
Provision	12.5
Write-offs and recoveries	(10.7)
Currency translation effect	(0.2)

Balance, April 30, 2016	$13.5

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	April 30,		Useful Lives (in years)
(in millions)	2016	2015
Land, buildings and leasehold improvements	$96.9	$76.5	1–36
Computer equipment and software	203.1	158.7	1–7
Other equipment, furniture and fixtures	42.5	37.2	1–13
Equipment under capital leases	12.7	11.9

Total property and equipment	355.2	284.3
Less: accumulated depreciation and amortization	(230.2)	(202.5)

Property and equipment, net	$125.0	$81.8

Total depreciation expense related to our property and equipment for fiscal 2016, 2015 and 2014 was $33.3 million, $28.0 million and $29.6 million, respectively.

Amortization expense for equipment under capital leases included in the total expense above was $3.8 million, $3.5 million and $4.0 million for fiscal 2016, 2015 and 2014, respectively. Accumulated amortization for equipment under capital leases was $7.5 million and $4.7 million as of April 30, 2016 and 2015, respectively.

We have asset retirement obligations related to certain of our leased facilities. The accrued asset retirement obligations at April 30, 2016 and 2015, were $9.4 million and $7.0 million, respectively.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	April 30, 2016			April 30, 2015
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,004.0	$1,305.2	$698.8	$1,735.2	$1,168.4	$566.8	2 - 15
Acquired and developed technology	1,126.7	936.7	190.0	1,029.2	868.5	160.7	2 - 11
Tradenames	138.3	130.5	7.8	132.6	129.1	3.5	1 - 20

Total	$3,269.0	$2,372.4	$896.6	$2,897.0	$2,166.0	$731.0

(1)	Net intangible assets decreased from April 30, 2015 to April 30, 2016, by approximately $2.1 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Customer contracts and relationships	$139.7	$129.1	$153.1
Acquired and developed technology	69.4	64.3	72.2
Tradenames	1.5	1.5	9.4

Total	$210.6	$194.9	$234.7

The estimated future annual amortization expense related to these intangible assets as of April 30, 2016, was as follows:

(in millions)
Fiscal 2017	$182.1
Fiscal 2018	133.7
Fiscal 2019	115.6
Fiscal 2020	107.0
Fiscal 2021	101.1
Thereafter	257.1

Total	$896.6

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	April 30,
(in millions)	2016	2015
Compensation and employee benefits	$165.9	$157.3
Taxes other than income	26.9	25.2
Royalties and partner commissions	55.5	54.5
Litigation	1.9	1.6
Professional fees	8.5	8.2
Subcontractor expense	6.2	7.9
Interest	77.8	22.6
Restructuring	14.9	3.7
Asset retirement obligations	2.3	1.4
Deferred rent	2.9	3.5
Other	69.9	53.2

Accrued expenses	$432.7	$339.1

Included above in other accrued expenses as of April 30, 2016 and 2015, is approximately $17.5 million and $17.0 million, respectively, pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs of $23.6 million related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. We made cash payments of $8.7 million during fiscal 2016 related to these actions. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations. These efforts resulted in the charges taken in fiscal 2016. We expect to complete the remainder of these actions in fiscal 2017.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs of $4.6 million primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2016, we made cash payments of $1.3 million related to these actions. We expect to complete the remainder of these actions in fiscal 2017.

Fiscal 2015 Restructuring Charges

We incurred restructuring costs during fiscal 2015 related to employee severance costs primarily for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. During fiscal 2016, we recorded restructuring cost reversals of $0.4 million and made cash payments of $1.5 million during fiscal 2016 related to these severance actions. These restructuring activities were completed in fiscal 2016.

Fiscal 2014 Restructuring Charges

During fiscal 2014, we incurred restructuring charges related to employee severance costs primarily for personnel in our professional services and sales organizations in our EMEA region and costs related to certain exited facilities. During fiscal 2016, we recognized restructuring costs of $0.1 million and made cash payments of $0.5 million related to these actions. These restructuring activities have been completed.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2014, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. During fiscal 2016, we recorded net restructuring costs of $0.1 million primarily related to applicable exited facilities. We also made cash payments of $0.8 million primarily for accrued facility costs related to these previous restructuring and acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate to contractual payment obligations of severed employees and lease obligations associated with the closure of redundant offices acquired in prior business combinations. Actions related to these restructuring activities have been completed. Applicable leased facilities costs will be paid through the third quarter of fiscal 2017.

The following tables summarize the accrued restructuring costs at April 30, 2016 and 2015, and May 31, 2014. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect).

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2015	Costs	Expense	Effect	Payments	2016	to Date	Costs
Fiscal 2016 restructuring
Severance	$—	$18.9	$—	$0.2	$(8.0)	$11.1	$18.9	$18.9
Facilities and other	—	4.7	—	—	(0.7)	4.0	4.6	4.6

Total fiscal 2016 restructuring	—	23.6	—	0.2	(8.7)	15.1	23.5	23.5

Fiscal 2016 acquisition-related
Severance	—	1.3	—	—	(0.6)	0.7	1.3	1.3
Facilities and other	—	3.3	—	0.5	(0.7)	3.1	3.7	3.7

Total fiscal 2016 acquisition-related	—	4.6	—	0.5	(1.3)	3.8	5.0	5.0

Fiscal 2015 restructuring
Severance	2.2	—	(0.4)	—	(1.5)	0.3	10.2	10.2

Total fiscal 2015 restructuring	2.2	—	(0.4)	—	(1.5)	0.3	10.2	10.2

Fiscal 2014 restructuring
Severance	0.3	—	—	—	(0.3)	—	18.7	18.7
Facilities and other	0.1	—	0.1	—	(0.2)	—	0.8	0.8

Total fiscal 2014 restructuring	0.4	—	0.1	—	(0.5)	—	19.5	19.5

Previous restructuring
Severance	0.3	—	—	—	(0.1)	0.2	12.7	12.7
Facilities and other	0.2	—	—	—	(0.2)	—	1.4	1.4

Total previous restructuring	0.5	—	—	—	(0.3)	0.2	14.1	14.1

Previous acquisition-related
Severance	0.4	—	(0.1)	(0.2)	—	0.1	40.5	40.5
Facilities and other	0.4	—	0.2	0.2	(0.5)	0.3	4.0	4.0

Total previous acquisition-related	0.8	—	0.1	—	(0.5)	0.4	44.5	44.5

Total restructuring	$3.9	$28.2	$(0.2)	$0.7	$(12.8)	$19.8	$116.8	$116.8

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	May 31,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2014	Costs	Expense	Effect	Payments	2015	to Date	Costs
Fiscal 2015 restructuring
Severance	$—	$10.5	$—	$(0.2)	$(8.1)	$2.2	$10.5	$10.5
Facilities and other	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2015 restructuring	—	10.7	—	(0.2)	(8.3)	2.2	10.7	10.7

Fiscal 2014 restructuring
Severance	12.6	—	(3.0)	(0.7)	(8.6)	0.3	18.9	18.9
Facilities and other	0.5	—	—	—	(0.4)	0.1	0.8	0.8

Total fiscal 2014 restructuring	13.1	—	(3.0)	(0.7)	(9.0)	0.4	19.7	19.7

Previous restructuring
Severance	1.7	—	(0.4)	(0.1)	(0.9)	0.3	26.4	26.4
Facilities and other	0.4	—	—	—	(0.2)	0.2	1.4	1.4

Total previous restructuring	2.1	—	(0.4)	(0.1)	(1.1)	0.5	27.8	27.8

Previous acquisition-related
Severance	0.7	—	(0.1)	(0.1)	(0.1)	0.4	48.4	48.4
Facilities and other	2.3	—	(1.5)	(0.2)	(0.2)	0.4	17.7	17.7

Total previous acquisition-related	3.0	—	(1.6)	(0.3)	(0.3)	0.8	66.1	66.1

Total restructuring	$18.2	$10.7	$(5.0)	$(1.3)	$(18.7)	$3.9	$124.3	$124.3

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	May 31,	Initial		Currency	Cash	May 31,	Recognized	Program
(in millions)	2013	Costs	Expense	Effect	Payments	2014	to Date	Costs
Fiscal 2014 restructuring
Severance	$—	$22.0	$—	$—	$(9.4)	$12.6	$22.0	$22.0
Facilities and other	—	0.8	—	—	(0.3)	0.5	0.8	0.8

Total fiscal 2014 restructuring	—	22.8	—	—	(9.7)	13.1	22.8	22.8

Previous restructuring
Severance	9.5	—	(2.4)	0.3	(5.7)	1.7	26.7	26.7
Facilities and other	0.6	—	0.6	—	(0.8)	0.4	1.8	1.8

Total previous restructuring	10.1	—	(1.8)	0.3	(6.5)	2.1	28.5	28.5

Previous acquisition-related
Severance	1.4	—	0.1	—	(0.8)	0.7	55.5	55.5
Facilities and other	6.4	—	(2.5)	0.1	(1.7)	2.3	21.9	21.9

Total previous acquisition-related	7.8	—	(2.4)	0.1	(2.5)	3.0	77.4	77.4

Total restructuring	$17.9	$22.8	$(4.2)	$0.4	$(18.7)	$18.2	$128.7	$128.7

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2016, 2015 and 2014 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Year Ended	11 Months Ended	Year Ended
	April 30, 2016	April 30, 2015	May 31, 2014
(in millions)
License	$7.5	$3.2	$4.2
Maintenance	4.3	0.8	0.7
Consulting	4.6	0.8	9.1
General and administrative and other functions	11.6	0.9	4.6

Total restructuring costs	$28.0	$5.7	$18.6

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2016			April 30, 2015
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$461.8	$458.1	3.750%	$466.7	$462.2	3.750%
First lien Term B-5 due June 3, 2020	2,447.5	2,373.2	3.750%	2,473.0	2,382.0	3.750%
First lien Euro Term B due June 3, 2020	386.2	382.0	4.000%	382.3	377.0	4.000%
6.5% senior notes due May 15, 2022	1,630.0	1,619.7	6.500%	1,630.0	1,618.4	6.500%
5.75% senior notes due May 15, 2022	401.0	395.9	5.750%	393.0	387.2	5.750%
5.75% senior secured notes due August 15, 2020	500.0	481.1	5.750%	—	—	—
Deferred financing fees, debt discounts and premiums, net	(116.5)	—		(118.2)	—

Total long-term debt	5,710.0	5,710.0		5,226.8	5,226.8
Less: current portion	(56.3)	(56.3)		(0.1)	(0.1)

Total long-term debt—non-current	$5,653.7	$5,653.7		$5,226.7	$5,226.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

Weighted average contractual interest rate at April 30, 2016 and 2015, was 4.8% and 4.8%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of April 30, 2016:

(in millions)
Fiscal 2017	$56.3
Fiscal 2018	—
Fiscal 2019	1.4
Fiscal 2020	22.8
Fiscal 2021	3,715.0
Thereafter	2,031.0

Total	$5,826.5

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

The secured revolving credit facility (the Revolver) has a maximum availability of $150.0 million. As of April 30, 2016, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2016, $11.7 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $138.3 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold) and the Revolver matures on April 5, 2017. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2016:

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

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of our assets and the assets of the Guarantors. Prior to the Second Amendment described below, under the Credit Agreement we were required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter. However, pursuant to the Second Amendment, this financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter.

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

Senior Notes

Infor 6.5% and 5.75% Senior Notes

On April 1, 2015, we issued approximately $1,030.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes at an issue price of 100% (together, the Senior Notes). On April 23, 2015, we issued an additional $600.0 million in aggregate principal amount of our 6.5% Senior Notes at an issue price of 102.25% plus accrued interest from April 1, 2015. The 6.5% and 5.75% Senior Notes mature on May 15, 2022, and bear interest at the applicable rates per annum that is payable semi-annually in cash in arrears, on May 15 and November 15 each year, beginning on November 15, 2015.

In connection with the issuance of the 6.5% and 5.75% Senior Notes, we entered into a registration rights agreements with the initial purchasers of the notes. Under the registration rights agreements we agreed to file with the SEC a registration statement with respect to an offer to exchange the 6.5% and 5.75% Senior Notes for a new issue of substantially identical notes no later than 365 days after the date of the original issuance of the notes. The requisite registration statement on Form S-4 was filed with the SEC on January 25, 2016 and was declared effective by the SEC on February 12, 2016. See Senior Notes Exchange Offer, below.

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

Senior Notes Exchange Offer

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC (Form S-4), relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that were registered with the SEC. The Exchange Offer commenced on February 12, 2016, the fourth quarter of fiscal 2016. Under the terms of the Exchange Offer, holders of our Senior Notes could exchange their original 6.5% and 5.75% Senior Notes (the Original Notes) for a like principal amount of 6.5% and 5.75% Senior Notes (the Exchange Notes) that were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The exchange has been completed and the Exchange Offer expired on March 15, 2016. We did not receive any proceeds from the Exchange Offer.

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

Net proceeds from the issuance of our Senior Secured Notes, after fees and expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

Unrestricted Subsidiary

We have designated Infor Retail Holdings Inc. (Infor Retail Holdings), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of Infor Retail Holdings are included in our Consolidated Financial Statements. As required by our Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we will present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Accordingly, as of April 30, 2016, the financial position of Infor Retail Holdings only reflects our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 2, Summary of Significant Accounting Policies – Cost Method Investments. This investment is included in other assets on our Consolidated Balance Sheets. In addition, Infor Retail Holdings did not have any results of operations to report for fiscal 2016, and our Consolidated Statements of Operations are not impacted by the Unrestricted Subsidiary for any of the periods presented.

Deferred Financing Fees

As of April 30, 2016 and 2015, deferred financing fees, net of amortization, related to our term loans and senior notes of $100.2 million and $102.4 million, respectively, were reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to our Revolver of $1.2 million and $2.6 million as of April 30, 2016 and 2015, respectively, which were reflected on our Consolidated Balance Sheets in other assets. For fiscal 2016, 2015 and 2014, we amortized $20.0 million, $19.0 million and $23.5 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In fiscal 2016, we capitalized as deferred financing fees $16.5 million in fees paid in conjunction with the issuance of our 5.75% Senior Secured Notes. In fiscal 2015, we capitalized $31.0 million in fees paid in conjunction with the issuance of our 6.5% and 5.75% Senior Notes. These deferred financing fees are being amortized over the life of the Senior Secured Notes and Senior Notes under the effective interest method.

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

In fiscal 2014, in conjunction with the amendments to our Credit Agreement, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendments’ refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In fiscal 2014 we capitalized an additional $12.1 million of fees paid to creditors as deferred financing fees related to the modifications. These fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendments’ refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, in fiscal 2014 $5.2 million of the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Consolidated Statements of Operations. In addition, in fiscal 2014 we expensed $20.9 million in third-party costs incurred related to the modifications which were included in acquisition-related and other costs in our Consolidated Statements of Operations.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $16.3 million and $15.8 million as a direct reduction of the carrying amount of our long-term debt as of April 30, 2016, and 2015, respectively.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of April 30, 2016 and 2015, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. In the second and fourth quarters of both fiscal 2016 and 2015 HoldCo elected to pay interest due related to the HoldCo notes in cash and we funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Proceeds from the sale of the HoldCo Notes were used to repay the outstanding balance of HoldCo’s affiliate’s existing debt of $166.8 million, to make a $565.5 million distribution to HoldCo equityholders, to pay a call premium and accrued interest related to the affiliate’s existing debt, and to pay related transaction fees and expenses.

13. Common Stock

As of April 30, 2016 and 2015, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of April 30, 2016, based on investments in Infor Enterprise held by investment funds affiliated with our sponsors, Golden Gate Capital and Summit Partners, Golden Gate Capital and Summit Partners have voting control of the Company equal to approximately 78.3% and 21.4%, respectively.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $54.1 million, $50.7 million and $52.8 million for fiscal 2016, 2015 and 2014, respectively.

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

The future minimum lease payments under our capital and operating leases as of April 30, 2016, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2017	$3.7
Fiscal 2018	1.6
Fiscal 2019	0.6
Fiscal 2020	0.1
Fiscal 2021	—
Thereafter	—

Total minimum capital lease payments	6.0
Less: amounts representing interest	(0.2)

Present value of net minimum obligations	5.8
Less: current portion	(3.5)

Long-term capital lease obligations	$2.3

Operating Lease Obligations

(in millions)
Fiscal 2017	$62.1
Fiscal 2018	49.0
Fiscal 2019	37.4
Fiscal 2020	31.1
Fiscal 2021	28.5
Thereafter	77.1

Total minimum operating lease payments	$285.2

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of April 30, 2016 and 2015, we have accrued $1.9 million and $1.6 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

We are subject to various legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of April 30, 2016, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of April 30, 2016 and 2015.

15. Derivative Financial Instruments

In fiscal 2014, we entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 12, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We have designated these instruments as cash flow hedges upon initiation, they have been highly effective since their inception, and we anticipate that they will be highly effective on an on-going basis. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term expiring September 29, 2017, and have a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

			Balance Sheet
	Notional	Derivative	Classification	Fair Value at April 30
(in millions, except percentages)	Amount	Base	Asset (Liability)	2016	2015
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(5.2)	$(4.7)
			Other long-term liabilities	(1.7)	(4.8)
Interest rate swap	212.6	2.4740%	Accrued expenses	(2.6)	(2.3)
			Other long-term liabilities	(0.9)	(2.5)
Interest rate swap	212.6	2.4750%	Accrued expenses	(2.6)	(2.4)
			Other long-term liabilities	(0.9)	(2.0)
Interest rate swap	94.5	2.4725%	Accrued expenses	(1.1)	(1.1)
			Other long-term liabilities	(0.4)	(1.0)

Total	$945.0		Total, net asset (liability)	$(15.4)	$(20.8)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Year Ended	11 Months Ended	Year Ended
(in millions)	Operations Location	April 30, 2016	April 30, 2015	May 31, 2014
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(6.4)	$(5.7)	$(16.1)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$11.8	$1.0	$—

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of April 30, 2016, approximately $11.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately one and a half years.

16. Share Purchase and Option Plans

Infor Class C Management Incentive Units

Infor Enterprise has granted to certain employees of Infor 10.4 million equity awards, primarily Management Incentive Units (MIUs), pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs are for Class C non-voting units. The Class C MIUs were granted as of May 31, 2012, with vesting schedules ranging from immediate vesting to three years of service. The Class C MIUs were issued in exchange for employees existing equity interests in both Infor and Infor Global Solutions discussed below. As a result, the majority of these other equity-based awards were cancelled during fiscal 2012. In accordance with applicable FASB guidance, the concurrent grant of the Class C MIUs and cancellation of the existing equity interests were treated as a modification.

Under the provisions of the Infor Enterprise Agreement and MIU agreements, if employees are no longer employed by Infor or any of its subsidiaries for any reason (including, but not limited to, death or disability), all unvested Class C MIUs held by such employee shall automatically expire and be forfeited to Infor. For grants to certain employees, Infor has the ability to repurchase applicable Class C MIUs pursuant to the award’s provisions upon their termination of employment with Infor. The repurchase commences upon the later of 1) the termination date and 2) the 181st day following the date upon which the Class C MIUs that are subject to such repurchase have become vested. Infor may elect to repurchase all or any portion of the applicable Class C MIUs, in the event of the employee’s termination for cause, participation in a competitive activity or resignation, at a price equal to the lower of the original cost or the fair market value of the Class C MIUs being repurchased. If the employee leaves Infor under any other circumstances, such as through involuntary termination, without cause or upon death, the repurchase option is for fair market value, defined in the Infor Enterprise Agreement as the amount to which the holder of the applicable Class C MIUs would be entitled to receive if the Company’s assets were liquidated in accordance with the Infor Enterprise Agreement (as in effect immediately prior to such liquidation) and applicable law, and the proceeds of such liquidation were applied and distributed pursuant to Infor Enterprise Agreement (as in effect immediately prior to such liquidation).

This repurchase feature in certain Class C MIUs granted to employees, as noted above, functions as an in-substance forfeiture provision which precludes recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. No compensation expense is recognized until the repurchase features lapse. Of the 10.4 million Class C MIUs granted on May 31, 2012, 4.4 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized, except to the extent discussed below related to modifications of certain of these awards which in effect made such awards probable of vesting. The remaining 6.0 million Class C MIUs granted did not include the repurchase feature and we recognized applicable equity compensation expense in fiscal 2016, 2015 and 2014, accordingly.

During fiscal 2013, certain of our parent company’s Class C MIU grants without repurchase features that had been classified as equity awards were modified to allow for a cash settlement option at other than fair value, which caused these grants to be classified as liability awards at the parent company. Accordingly, we recorded incremental equity compensation expense in fiscal 2013 to recognize the fair value of the awards. A portion of these grants were further modified in fiscal 2014 to adjust the timing of the settlement options and to change the manner of calculating the settlement amount of one tranche from other than fair value to a premium over fair value repurchase. The change in the settlement amount calculation caused the related grants to revert to being classified as equity awards other than the premium, which retained liability accounting treatment at the parent company. In fiscal 2015, the other tranches of the put feature were modified to change the manner of calculating the settlement amount from other than fair value to a premium over fair value purchase. Correspondingly, this change caused the related grants to revert to being classified as equity awards other than the premium, which retained liability accounting treatment at the parent company. We have recorded incremental equity compensation expense of $0.4 million, $2.0 million and $11.5 million in fiscal 2016, 2015 and 2014, respectively, related to these modified grants.

During fiscal 2014, several of our parent company’s Class C MIU grants were modified to allow for a cash settlement option. A portion of these grants are subject to the repurchase features that function as in-substance forfeiture provisions, as described above. The addition of a cash settlement option effectively made these awards probable of vesting, resulting in equity compensation expense being recognized for the first time on the related modified grants and causing these grants to change to liability awards at the parent company. The remaining grants which are not subject to repurchase features remain classified as equity awards at the parent company. We have recorded incremental equity compensation expense of $4.6 million, $8.7 million and $7.0 million in fiscal 2016, 2015 and 2014, respectively, related to these modified grants.

In fiscal 2016, certain Class C MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of these features made these grants probable of vesting, resulting in incremental equity compensation expense being recognized for the first time on the related modified grants. This modification did not change the classification of the related grants, which remain classified as equity awards. We recorded incremental equity compensation expense of $9.3 million related to these modified grants in fiscal 2016.

Additionally, in fiscal 2016, certain Class C MIUs without repurchase features which had been modified in fiscal 2014 to add a cash settlement option were further modified to expand the cash settlement option. This modification did not change the classification of the related grants, which remain classified as equity awards. We recorded incremental equity compensation expense of $4.8 million related to these modified grants in fiscal 2016.

During fiscal 2016, we granted approximately 1.2 million Class C MIUs and approximately 0.6 million Class C MIUs were forfeited and less than 0.1 million were repurchased by the Company.

During fiscal 2015, we granted approximately 0.6 million Class C MIUs and approximately 0.2 million Class C MIUs were forfeited and less than 0.1 million were repurchased by the Company.

During fiscal 2014, we granted approximately 1.4 million Class C MIUs and approximately 0.3 million Class C MIUs were forfeited and no shares were repurchased by the Company.

The following table summarizes Class C MIU activity for fiscal 2016, 2015 and 2014:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except fair value amounts)	Class C MIUs	Fair Value
Non-vested, May 31, 2013	4,501	$3.63
Granted	1,399	$7.29
Cancelled	(279)	$4.39
Vested	(2,777)	$3.66

Non-vested, May 31, 2014	2,844	$5.24
Granted	591	$7.56
Cancelled	(155)	$5.20
Vested	(1,734)	$4.31

Non-vested, April 30, 2015	1,546	$7.19
Granted	1,155	$8.67
Cancelled	(551)	$7.55
Vested	(449)	$6.94

Non-vested, April 30, 2016	1,701	$8.14

This table reflects the legal vesting of the awards. As noted above certain of the awards are subject to a repurchase feature, which functions as an in-substance forfeiture provision, so these awards are not considered to have vested for accounting purposes. Total unrecognized Class C MIU compensation expense at April 30, 2016, was $26.4 million. The aggregate intrinsic value related to the unvested Class C MIUs was approximately $5.1 million as of April 30, 2016. The weighted average remaining contractual life of the Class C MIUs was approximately 2.8 years as of April 30, 2016.

Company Benefit Units

During fiscal 2016, Infor enacted a new equity-based incentive plan (the CBU Plan) for the purpose of granting awards to a large portion of our employees. Based on criteria such as tenure, position and personal performance, Infor authorized 1.5 million Company Benefit Units (CBUs) for issuance to employees. During fiscal 2016, approximately 0.9 million CBUs were issued to approximately 4,800 employees. The CBUs are non-voting units that vest 25% per year over four years of service. Additionally, a performance condition precludes recognition of compensation cost for accounting purposes until such performance condition is achieved or upon a change of control event, as defined by the CBU Plan agreement. As of April 30, 2016, total unrecognized compensation expense on the CBUs granted during fiscal 2016 was $7.6 million.

The following table summarizes CBU activity for fiscal 2016:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except fair value amounts)	CBUs	Fair Value
Non-vested, April 30, 2015	—	$—
Granted	853	$9.29
Cancelled	(36)	$9.29

Non-vested, April 30, 2016	817	$9.29

Other Infor Equity Grants

In addition to the Class C MIUs and CBUs discussed above, Infor has other outstanding equity awards issued by certain affiliates of the Company. These awards include MIUs issued by SoftBrands Holdings LLC, an affiliate of the parent company of Infor (SoftBrands MIUs) to certain employees as authorized by its Amended and Restated Limited Liability Company Agreement dated October 1, 2010 (the SoftBrands Plan); and Class Y restricted shares issued under the Infor Global Solutions 2006 Share Purchase and Option Plan, as amended, (the 2006 Plan). In conjunction with the May 31, 2012 grant of the Class C MIUs discussed above, the majority of the outstanding SoftBrands MIUs and Class Y restricted shares were cancelled. No other grants are to be made under the SoftBrands Plan or the 2006 Plan. The remaining SoftBrands MIUs and Class Y restricted shares were fully vested as of May 31, 2014. As of April 30, 2016 and 2015, 1.6 million SoftBrands MIUs and 5.1 million and Class Y restricted shares were outstanding.

17. Dividend

We did not declare or pay any dividends on our common stock in fiscal 2016, 2015 or 2014. Future dividend payments on our common stock, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business. In addition, we may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income (loss) before income taxes related to the following jurisdictions:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
United States	$(101.4)	$(187.7)	$(120.0)
Foreign	85.8	155.2	254.3

Income (loss) before income tax	$(15.6)	$(32.5)	$134.3

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Current
Federal	$0.9	$6.3	$14.1
State	(3.2)	1.1	3.5
Foreign	60.7	19.5	18.5

Total current provision	58.4	26.9	36.1

Deferred
Federal	(45.0)	(68.9)	(12.3)
State	(3.0)	(7.1)	0.6
Foreign	(59.2)	(3.1)	(11.8)

Total deferred provision (benefit)	(107.2)	(79.1)	(23.5)

Total income tax provision (benefit)	$(48.8)	$(52.2)	$12.6

Effective income tax rate	312.8%	160.6%	9.4%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Federal income tax rate	$(5.4)	$(11.4)	$47.0
Subpart F income	1.2	5.9	31.0
Research and development credit	(28.4)	—	—
Foreign tax rate differential	(19.5)	(49.6)	(49.9)
Reorganization costs	1.9	(0.9)	(1.9)
Change in valuation allowance	(32.2)	0.5	(19.9)
U.S. state tax rate difference	(3.9)	(7.2)	(4.0)
Tax rate changes	1.4	—	2.3
Stock compensation	7.6	5.5	11.1
Withholding tax	9.1	9.2	9.0
Permanent items	1.1	1.4	3.8
Uncertain tax positions	21.0	—	(13.0)
Section 199 benefit	(0.5)	(1.6)	—
Other	(2.2)	(4.0)	(2.9)

Total income tax provision (benefit)	$(48.8)	$(52.2)	$12.6

A summary of the components of our deferred tax assets and liabilities was as follows:

	April 30,
(in millions)	2016	2015
Deferred tax assets
Foreign operating loss carryforward	$139.9	$203.3
Interest	290.9	298.2
Federal operating loss carryforward	83.9	31.0
Capital loss carryforward	38.5	44.5
Preacquisition disallowed deductions	13.4	13.6
State operating loss carryforward	14.3	10.2
Accrued payroll and related expenses	38.4	32.1
Depreciation	5.7	16.6
Credits	46.6	15.7
Deferred revenue	15.3	17.0
Bad debts	4.3	2.6
Accrued severance	1.8	0.6
Other	73.5	52.4

Gross deferred tax assets	766.5	737.8
Less: valuation allowance	(468.8)	(521.7)

Net deferred tax assets	297.7	216.1

Deferred tax liabilities
Intangibles	218.4	158.4
Goodwill	68.3	60.6
Capitalized debt service cost	19.8	1.2
Prepaid expenses	0.6	0.4

Gross deferred tax liabilities	307.1	220.6

Net deferred tax assets (liabilities)	$(9.4)	$(4.5)

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	April 30,
(in millions)	2016	2015
Current deferred tax asset	$43.1	$30.8
Non-current deferred tax asset	76.1	72.8
Current deferred tax liability	(1.3)	(1.1)
Non-current deferred tax liability	(127.3)	(107.0)

Net deferred tax assets (liabilities)	$(9.4)	$(4.5)

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, May 31, 2013	$593.9
Adjustment of net operating losses	(26.8)
Provisions for valuation allowance	13.0
Release of valuation allowance	(28.4)
Currency adjustment	13.5

Balance, May 31, 2014	565.2
Adjustment of net operating losses	(10.9)
Provisions for valuation allowance	9.0
Release of valuation allowance	(8.5)
Currency adjustment	(33.1)

Balance, April 30, 2015	521.7
Adjustment of net operating losses	(33.7)
Provisions for valuation allowance	47.8
Release of valuation allowance	(61.0)
Currency adjustment	(6.0)

Balance, April 30, 2016	$468.8

As of April 30, 2016, we have U.S. Federal net operating loss deferred tax assets amounting to $83.9 million. These losses expire in various years between 2016 and 2032, the majority of which will expire between 2018 and 2026. We also have U.S. foreign tax credits of $0.9 million, U.S. research and development credits of $22.9 million, and alternative minimum credit carryovers of $0.6 million. In addition, we have state and local net operating losses and credits of $14.3 million and $13.8 million, respectively. Our state and local net operating losses expire in various years between 2016 and 2032. We currently have a deferred tax asset of $290.9 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the GT Nexus Acquisition that occurred on September 18, 2015, the GT Nexus group experienced an ownership change that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize GT Nexus’ net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012, that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize any net operating loss carryforwards. Some of our U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to April 5, 2012, and the possibility of future changes of ownership may further limit our ability to utilize certain loss and credit carryforwards.

As of April 30, 2016, we have foreign net operating loss deferred tax assets amounting to $139.9 million. The majority of these losses relate to our subsidiary operations in the United Kingdom, Brazil, France, Austria, Norway, Japan, Sweden, Hong Kong and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $38.5 million, the majority of which relate to our subsidiary operations in the United Kingdom and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net decrease to our valuation allowance (including the impact of ASC 740-10) in fiscal 2016 of $13.2 million, a net increase to our valuation allowance in fiscal 2015 of $0.5 million, and a net decrease to our valuation allowance of $28.7 million in fiscal 2014. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. The valuation allowance and the change therein as of April 30, 2016 and 2015, primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses, tax credits, and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

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

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, May 31, 2013	$186.4
Additions based on tax positions related to current year	7.3
Additions based on tax positions related to prior years	2.4
Reductions based on tax positions related to prior years	(6.7)
Reductions related to settlements	(9.0)
Reductions related to lapses in statute	(21.2)
Additions/(reductions) due to changes in foreign exchange rates	2.5

Balance, May 31, 2014	161.7
Additions based on tax positions related to current year	10.3
Additions based on tax positions related to prior years	20.5
Reductions based on tax positions related to prior years	(18.5)
Reductions related to settlements	(0.7)
Reductions related to lapses in statute	(10.6)
Additions/(reductions) due to changes in foreign exchange rates	(18.9)

Balance, April 30, 2015	143.8
Additions based on tax positions related to current year	23.7
Additions based on tax positions related to prior years	14.7
Reductions based on tax positions related to prior years	(0.4)
Reductions related to settlements	(11.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(0.4)

Balance, April 30, 2016	$155.3

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at April 30, 2016 and 2015, and May 31, 2014 by $100.0 million, $70.6 million and $68.3 million, respectively. During our upcoming fiscal year ending April 30, 2017, we expect that approximately $29.4 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at April 30, 2016 and 2015, was $19.0 million and $17.7 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for fiscal 2016, 2015 and 2014, net of income tax benefits was $1.4 million, $13.4 million and $0.0 million, respectively.

We classify penalties on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at April 30, 2016 and 2015, was $5.3 million and $5.2 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for fiscal 2016, 2015 and 2014 was a benefit of $0.0 million, a benefit of $0.1 million and a benefit of $0.5 million, respectively. The fiscal 2016, 2015 and 2014 benefits were due to the expiration of the statute of limitations in various jurisdictions.

The Company is in the process of completing a voluntary disclosure agreement with a foreign taxing jurisdiction in connection with potential withholding tax exposure on certain intercompany transactions. Within the next twelve months, it is reasonably possible that the Company will complete negotiations with the taxing jurisdiction and enter into a settlement resulting in tax, interest and penalties ranging from zero to $19.3 million.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2020. We are generally no longer subject to tax examinations domestically for years prior to fiscal 2012. We are currently subject to federal income tax examinations. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2020. We are generally no longer subject to tax examination internationally for years prior to fiscal 2010. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $11.7 million, $10.2 million and $10.8 million in fiscal 2016, 2015 and 2014, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S., United Kingdom and Germany have been frozen with no further benefits accruing. As of April 30, 2016, these plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of April 30, 2016 and 2015, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Projected Benefit Obligation

	April 30,
(in millions)	2016	2015
Projected Benefit obligation, beginning of fiscal year	$114.3	$106.6
Service cost	1.5	1.2
Interest cost	3.1	3.4
Plan participants’ contributions	0.3	0.3
Actuarial (gain) loss	(2.2)	14.7
Benefits payments	(3.1)	(2.2)
Assumption changes	(0.6)	0.6
Curtailment/settlement	(2.5)	(0.3)
Currency translation adjustment	(4.0)	(10.0)

Projected benefit obligation, end of fiscal year	$106.8	$114.3

Accumulated benefit obligation, end of fiscal year	$101.5	$109.2

Change in Plan Assets

	April 30,
(in millions)	2016	2015
Fair value of plan assets, beginning of fiscal year	$74.9	$74.2
Actual return on plan assets	(0.3)	6.1
Employer contribution	2.5	2.3
Plan participants’ contributions	0.3	0.3
Benefits payments	(2.8)	(1.8)
Settlements	(2.0)	—
Other	(0.7)	—
Currency translation adjustment	(3.4)	(6.2)

Fair value of plan assets, end of fiscal year	$68.5	$74.9

Funded status, end of fiscal year	$(38.3)	$(39.4)

Amounts Recognized on Our Consolidated Balance Sheets

	April 30,
(in millions)	2016	2015
Non-current asset	$0.2	$1.0
Current liability	(0.1)	(0.1)
Non-current liability	(38.4)	(40.3)

Total	$(38.3)	$(39.4)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	April 30,
(in millions)	2016	2015	May 31, 2014
Net actuarial gain (loss)	$(19.7)	$(19.9)	$(8.5)
Prior service cost	(0.4)	(1.0)	(1.4)
Tax	4.0	4.6	2.5

Total amounts recognized in accumulated other comprehensive income (loss)	$(16.1)	$(16.3)	$(7.4)

Components of Net Periodic Pension Cost

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Service cost	$1.5	$1.2	$1.4
Interest cost	3.1	3.4	4.2
Amortization of prior service cost	0.2	0.2	1.9
Amortization of net actuarial (gain) loss	0.7	0.3	0.6
Expected return on plan assets	(3.8)	(3.7)	(3.9)
Curtailment/settlement	0.1	—	—

Net periodic pension cost	$1.8	$1.4	$4.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Net actuarial gain (loss)	$0.2	$(11.4)	$1.7
Prior service cost	0.8	0.6	2.0
Amortization of prior service cost	(0.2)	(0.2)	(1.9)
Tax	(0.6)	2.1	(0.3)

Total recognized in other comprehensive income (loss)	$0.2	$(8.9)	$1.5

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(1.6)	$(10.3)	$(2.7)

Estimated Amortization to be Recognized as Part of Net Periodic Pension Cost in Fiscal 2017

(in millions)
Net actuarial (gain) loss	$0.6
Prior service cost	$0.2

Defined Benefit Plans with Accumulated Benefit Obligations that Exceed the Fair Value of the Plan Assets

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with accumulated benefit obligations in excess of plan assets were as follows:

	April 30,
(in millions)	2016	2015
Projected benefit obligation	$106.5	$113.0
Accumulated benefit obligation	$101.1	$107.8
Fair value of plan assets	$68.0	$72.5

Fair Value of Plan Assets

The fair value of defined benefit plans assets, as of April 30, 2016 and 2015, were as follows:

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$40.2	$—	$40.2
Debt securities	—	19.2	—	19.2
Other	0.4	8.7	—	9.1

Total	$0.4	$68.1	$—	$68.5

	April 30, 2015
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$42.9	$—	$42.9
Debt securities	—	21.4	—	21.4
Other	0.3	10.3	—	10.6

Total	$0.3	$74.6	$—	$74.9

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

	April 30,		May 31,
	2016	2015	2014
Projected benefit obligation
Discount rate	2.9%	2.9%	3.9%
Rate of compensation increase	2.5%	2.5%	2.9%
Net periodic benefit cost
Discount rate	2.9%	3.7%	4.0%
Expected rate of return on plan assets	5.2%	5.5%	5.5%
Rate of compensation increase	2.5%	2.5%	3.1%

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

	Target	Percentage of
	Allocation	Plan Assets at
	Fiscal 2017	April 30, 2016
Equity securities	58.7%	58.7%
Debt instruments	28.0%	28.0%
Other	13.3%	13.3%

Future Contributions

We made contributions to our defined benefit pension plans of $2.5 million, $2.3 million and $3.8 million in fiscal 2016, 2015 and 2014, respectively. We expect to contribute approximately $2.1 million to our defined benefit plans during fiscal 2017.

Future Benefit Payments

As of April 30, 2016, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2017	$2.2
Fiscal 2018	2.5
Fiscal 2019	2.2
Fiscal 2020	2.4
Fiscal 2021	2.3
Fiscal 2022 through 2026	14.7

Total	$26.3

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

License—Our License segment develops, markets and distributes enterprise business software applications including the following types of software: ERP, enterprise HCM, financial management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include license fees resulting from products licensed to our customers on a perpetual basis and subscription revenues related to granting customers access to software products through our SaaS subscription offerings. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2016 (12 months)
Revenues	$627.1	$1,406.3	$670.2	$2,703.6
Cost of revenues	166.2	248.6	563.2	978.0
Direct sales and other costs	368.7	—	—	368.7

Sales margin	$92.2	$1,157.7	$107.0	$1,356.9

Sales margin %	14.7%	82.3%	16.0%	50.2%
Fiscal 2015 (11 months)
Revenues	$479.9	$1,333.8	$629.7	$2,443.4
Cost of revenues	105.6	237.7	506.9	850.2
Direct sales and other costs	331.3	—	7.2	338.5

Sales margin	$43.0	$1,096.1	$115.6	$1,254.7

Sales margin %	9.0%	82.2%	18.4%	51.4%
Fiscal 2014 (12 months)
Revenues	$553.4	$1,467.1	$749.5	$2,770.0
Cost of revenues	92.1	261.4	590.4	943.9
Direct sales and other costs	377.1	—	—	377.1

Sales margin	$84.2	$1,205.7	$159.1	$1,449.0

Sales margin %	15.2%	82.2%	21.2%	52.3%

The following table presents the reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments to total consolidated revenues, and our reportable segment sales margin to consolidated income (loss) before income tax for the periods indicated:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Reportable segment revenues	$2,703.6	$2,443.4	$2,770.0
Purchase accounting revenue adjustments (1)	(12.0)	(4.5)	(8.2)

Total revenues	$2,691.6	$2,438.9	$2,761.8

Reportable segment sales margin	$1,356.9	$1,254.7	$1,449.0
Other unallocated costs and operating expenses (2)	713.2	632.9	711.4
Amortization of intangible assets and depreciation	243.9	222.9	264.3
Restructuring costs	28.0	5.7	18.6

Income from operations	371.8	393.2	454.7
Total other expense, net	387.4	425.7	320.4

Income (loss) before income tax	$(15.6)	$(32.5)	$134.3

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2016 (12 months)
Software license fees and subscriptions	$421.0	$144.2	$50.5	$615.7
Product updates and support fees	910.4	391.0	104.4	1,405.8

Software revenues	1,331.4	535.2	154.9	2,021.5
Consulting services and other fees	358.4	261.5	50.2	670.1

Total revenues	$1,689.8	$796.7	$205.1	$2,691.6

Fiscal 2015 (11 months)
Software license fees and subscriptions	$300.8	$133.7	$44.7	$479.2
Product updates and support fees	840.7	386.3	103.3	1,330.3

Software revenues	1,141.5	520.0	148.0	1,809.5
Consulting services and other fees	312.7	264.7	52.0	629.4

Total revenues	$1,454.2	$784.7	$200.0	$2,438.9

Fiscal 2014 (12 months)
Software license fees and subscriptions	$338.2	$160.9	$49.2	$548.3
Product updates and support fees	895.3	453.0	117.6	1,465.9

Software revenues	1,233.5	613.9	166.8	2,014.2
Consulting services and other fees	347.4	331.2	69.0	747.6

Total revenues	$1,580.9	$945.1	$235.8	$2,761.8

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
April 30, 2016	$92.9	$20.4	$11.7	$125.0
April 30, 2015	$51.1	$24.6	$6.1	$81.8

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
United States	$1,529.6	$1,295.1	$1,391.9
All other countries	1,162.0	1,143.8	1,369.9

Total revenues	$2,691.6	$2,438.9	$2,761.8

The following table sets forth long-lived tangible assets by country at the dates indicated:

	April 30,
(in millions)	2016	2015
United States	$90.5	$48.5
All other countries	34.5	33.3

Total long-lived tangible assets	$125.0	$81.8

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

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Year Ended	11 Months Ended	Year Ended
(in millions)	April 30, 2016	April 30, 2015	May 31, 2014
Golden Gate Capital	$5.6	$4.9	$5.9
Summit Partners	2.0	1.8	2.0

Total management fees and expenses	$7.6	$6.7	$7.9

At April 30, 2016, approximately $1.9 million and $0.7 million of the fees related to Golden Gate Capital and Summit Partners, respectively, remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $1.0 million, $0.9 million and $1.2 million in fiscal 2016, 2015 and 2014, respectively. We had no sales to companies owned by Summit Partners in fiscal 2016, 2015 or 2014.

In addition, we have made payments or accrued amounts to be paid to companies owned by Golden Gate Capital for products and services of $11.1 million, $1.1 million and $0.1 million in fiscal 2016, 2015 and 2014, respectively. We have made payments to companies owned by Summit Partners for products and services of $0.5 million in fiscal 2016 and less than $0.1 million in both fiscal 2015 and 2014.

In connection with the issuance of our Senior Secured Notes in the second quarter of fiscal 2016, we capitalized as deferred financing fees $2.5 million in fees paid to Angel Island Capital Services, LLC, an affiliate of Golden Gate Capital. In addition, we expensed buyer transaction fees of approximately $4.8 million payable to Golden Gate Capital and $1.9 million payable to Summit Partners in connection with the GT Nexus Acquisition. These transaction fees are included in acquisition-related and other costs in our Consolidated Statement of Operations for fiscal 2016. The transaction fees payable are included in other long-term liabilities on our Consolidated Balance Sheets as of April 30, 2016. We capitalized as deferred financing fees $5.5 million and $0.1 million during fiscal 2015 and 2014, respectively, for fees and expenses paid to Golden Gate Capital and their affiliates in connection with our various debt transactions. In addition, we expensed transaction fees paid to Golden Gate Capital of $0.9 million in fiscal 2014 related to our debt refinancing transactions.

In October 2014, we entered into a Master Services Agreement with Summit Partners (the MSA) under which we agreed to offer certain of Summit Partners’ portfolio companies our software products and our professional services at our customary rates. The MSA had an initial term of 12 months and automatically renews for successive 12-month renewal periods unless either party provides written notice of intent not to renew within 90 days prior to the first day of the applicable renewal period. In addition, after the initial term either party may terminate the MSA upon 90 days written notice.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Infor Software Parent LLC, of $36.9 million and $35.3 million as of April 30, 2016 and 2015, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of Infor Software Parent LLC and are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, Inc., and Infor Software Parent LLC. See Note 2, Summary of Significant Accounting Policies – Income Taxes. Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Consolidated Balance Sheets. In fiscal 2016 and 2015 we made payments of $16.0 million and $11.7 million, respectively, under the Tax Allocation Agreement which were recorded against affiliate payable. We had $9.1 million and $6.4 million payable under the Tax Allocation Agreement as of April 30, 2016 and 2015, respectively.

Dividends Paid to Affiliates

Fiscal 2016

In fiscal 2016 we paid dividends to HoldCo totaling $35.0 million related to the funding of semi-annual interest on HoldCo’s debt.

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

In addition, as of April 30, 2016, we had accrued dividends payable of $17.5 million related to our funding of quarterly interest on HoldCo Notes. In April 2016 HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash with $0.1 million cash on-hand and with amounts we funded through dividend distributions from Infor to HoldCo of $17.5 million which were accrued as of April 30, 2016, and through certain payments made under the Tax Allocation Agreement of $9.1 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 2, 2016, subsequent to year end.

Fiscal 2015

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

22. Supplemental Guarantor Financial Information

The Senior Notes and Senior Secured Notes issued by Infor (US), Inc., are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 12, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the Senior Notes and Senior Secured Notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of April 30, 2016 and 2015, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015, and the fiscal year ended May 31, 2014.

Condensed Consolidating Balance Sheets

	April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$143.1	$—	$562.6	$—	$705.7
Accounts receivable, net	—	177.9	9.2	204.8	—	391.9
Prepaid expenses	—	79.4	23.7	48.1	—	151.2
Income tax receivable	—	49.6	0.2	11.4	—	61.2
Other current assets	—	4.0	0.5	18.4	—	22.9
Affiliate receivable	—	95.6	144.6	48.0	(288.2)	—
Deferred tax assets	—	13.1	5.1	25.0	(0.1)	43.1

Total current assets	—	562.7	183.3	918.3	(288.3)	1,376.0
Property and equipment, net	—	71.9	9.2	43.9	—	125.0
Intangible assets, net	—	398.9	2.2	495.5	—	896.6
Goodwill	—	2,411.8	62.5	1,923.7	—	4,398.0
Deferred tax assets	0.2	—	11.2	76.0	(11.3)	76.1
Other assets	—	33.1	15.0	86.2	—	134.3
Affiliate receivable	—	668.9	0.1	70.0	(739.0)	—
Investment in subsidiaries	—	2,149.0	—	—	(2,149.0)	—

Total assets	$0.2	$6,296.3	$283.5	$3,613.6	$(3,187.6)	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$85.2	$—	$31.6	$—	$116.8
Income taxes payable	—	0.5	—	40.2	—	40.7
Accrued expenses	—	218.6	37.5	176.6	—	432.7
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	552.8	16.5	367.4	—	936.7
Affiliate payable	29.5	180.9	3.0	74.8	(288.2)	—
Current portion of long-term obligations	—	56.3	—	—	—	56.3

Total current liabilities	29.6	1,094.3	57.0	691.9	(288.3)	1,584.5
Long-term debt	—	5,653.7	—	—	—	5,653.7
Deferred tax liabilities	—	54.5	—	84.1	(11.3)	127.3
Affiliate payable	58.1	69.8	0.4	610.7	(739.0)	—
Other long-term liabilities	—	85.5	17.2	136.7	—	239.4
Losses in excess of investment in subsidiaries	661.5	—	—	—	(661.5)	—

Total liabilities	749.2	6,957.8	74.6	1,523.4	(1,700.1)	7,604.9
Redeemable noncontrolling interests	—	—	—	140.0	—	140.0
Total Infor, Inc. stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,940.1	(1,487.5)	(749.0)
Noncontrolling interests	—	—	—	10.1	—	10.1

Total stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,950.2	(1,487.5)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,296.3	$283.5	$3,613.6	$(3,187.6)	$7,006.0

	April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.7	$—	$440.0	$—	$526.7
Accounts receivable, net	—	145.5	7.8	184.7	—	338.0
Prepaid expenses	—	59.1	12.4	42.4	—	113.9
Income tax receivable	—	34.7	0.2	14.6	0.1	49.6
Other current assets	—	5.9	1.3	10.6	—	17.8
Affiliate receivable	—	521.8	597.8	22.1	(1,141.7)	—
Deferred tax assets	—	13.3	4.4	13.2	(0.1)	30.8

Total current assets	—	867.0	623.9	727.6	(1,141.7)	1,076.8
Property and equipment, net	—	35.9	12.6	33.3	—	81.8
Intangible assets, net	—	520.6	5.8	204.6	—	731.0
Goodwill	—	2,400.6	62.5	1,582.7	—	4,045.8
Deferred tax assets	0.2	—	8.0	72.8	(8.2)	72.8
Other assets	—	17.3	3.9	19.1	—	40.3
Affiliate receivable	—	751.5	1.4	141.5	(894.4)	—
Investment in subsidiaries	—	1,557.9	—	—	(1,557.9)	—

Total assets	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$41.3	$0.1	$21.0	$—	$62.4
Income taxes payable	—	—	—	33.4	0.1	33.5
Accrued expenses	—	151.0	26.2	161.9	—	339.1
Deferred tax liabilities	0.1	—	—	1.1	(0.1)	1.1
Deferred revenue	—	512.4	15.2	339.4	—	867.0
Affiliate payable	29.5	591.3	485.3	35.6	(1,141.7)	—
Current portion of long-term obligations	—	0.1	—	—	—	0.1

Total current liabilities	29.6	1,296.1	526.8	592.4	(1,141.7)	1,303.2
Long-term debt	—	5,226.7	—	—	—	5,226.7
Deferred tax liabilities	—	86.5	—	28.7	(8.2)	107.0
Affiliate payable	58.6	169.6	0.3	665.9	(894.4)	—
Other long-term liabilities	—	80.7	10.8	116.9	—	208.4
Losses in excess of investment in subsidiaries	708.8	—	—	—	(708.8)	—

Total liabilities	797.0	6,859.6	537.9	1,403.9	(2,753.1)	6,845.3
Redeemable noncontrolling interests	—	—	—	—	—	—
Total Infor, Inc. stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)
Noncontrolling interests	—	—	—	—	—	—

Total stockholders’ equity (deficit)	(796.8)	(708.8)	180.2	1,377.7	(849.1)	(796.8)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,150.8	$718.1	$2,781.6	$(3,602.2)	$6,048.5

Condensed Consolidating Statements of Operations

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$348.9	$9.3	$257.5	$—	$615.7
Product updates and support fees	—	830.1	31.8	543.9	—	1,405.8

Software revenues	—	1,179.0	41.1	801.4	—	2,021.5
Consulting services and other fees	—	299.7	14.6	355.8	—	670.1

Total revenues	—	1,478.7	55.7	1,157.2	—	2,691.6

Operating expenses:
Cost of software license fees and subscriptions	—	108.2	7.8	52.2	2.1	170.3
Cost of product updates and support fees	—	127.3	2.4	114.4	4.8	248.9
Cost of consulting services and other fees	—	231.5	13.4	310.6	7.7	563.2
Sales and marketing	—	218.9	23.7	184.8	6.1	433.5
Research and development	—	225.9	8.6	175.4	11.7	421.6
General and administrative	—	22.8	123.6	79.3	(32.4)	193.3
Amortization of intangible assets and depreciation	—	136.9	11.6	95.4	—	243.9
Restructuring costs	—	8.9	0.6	18.5	—	28.0
Acquisition-related and other costs	—	14.8	0.1	2.2	—	17.1
Affiliate (income) expense, net	—	180.2	(154.9)	(25.3)	—	—

Total operating expenses	—	1,275.4	36.9	1,007.5	—	2,319.8

Income from operations	—	203.3	18.8	149.7	—	371.8

Other expense, net:
Interest expense, net	—	311.5	—	—	—	311.5
Affiliate interest (income) expense, net	—	(36.6)	—	36.6	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	20.5	—	55.4	—	75.9

Total other expense, net	—	295.4	—	92.0	—	387.4

Income (loss) before income tax	—	(92.1)	18.8	57.7	—	(15.6)
Income tax provision (benefit)	—	(34.0)	(4.4)	(10.4)	—	(48.8)
Equity in (earnings) loss of subsidiaries	(33.2)	(91.3)	—	—	124.5	—

Net income (loss)	33.2	33.2	23.2	68.1	(124.5)	33.2
Net income (loss) attributable to noncontrolling interests	—	—	—	(2.0)	—	(2.0)

Net income (loss) attributable to Infor, Inc.	$33.2	$33.2	$23.2	$70.1	$(124.5)	$35.2

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$275.8	$7.5	$195.9	$—	$479.2
Product updates and support fees	—	762.9	28.1	539.3	—	1,330.3

Software revenues	—	1,038.7	35.6	735.2	—	1,809.5
Consulting services and other fees	—	267.0	11.7	350.7	—	629.4

Total revenues	—	1,305.7	47.3	1,085.9	—	2,438.9

Operating expenses:
Cost of software license fees and subscriptions	—	68.4	6.8	33.4	1.1	109.7
Cost of product updates and support fees	—	117.2	2.5	113.9	4.6	238.2
Cost of consulting services and other fees	—	195.1	14.8	289.7	7.6	507.2
Sales and marketing	—	205.8	23.4	178.1	5.6	412.9
Research and development	—	196.8	7.3	154.5	11.2	369.8
General and administrative	—	23.9	111.0	73.1	(30.1)	177.9
Amortization of intangible assets and depreciation	—	134.3	12.8	75.8	—	222.9
Restructuring costs	—	1.0	—	4.7	—	5.7
Acquisition-related and other costs	—	(0.8)	1.3	0.9	—	1.4
Affiliate (income) expense, net	—	174.8	(154.7)	(20.1)	—	—

Total operating expenses	—	1,116.5	25.2	904.0	—	2,045.7

Income from operations	—	189.2	22.1	181.9	—	393.2

Other expense, net:
Interest expense, net	—	320.2	0.1	(0.2)	—	320.1
Affiliate interest (income) expense, net	—	(36.6)	(0.1)	36.7	—	—
Loss on extinguishment of debt	—	172.4	—	—	—	172.4
Other (income) expense, net	—	(57.0)	—	(9.8)	—	(66.8)

Total other expense, net	—	399.0	—	26.7	—	425.7

Income (loss) before income tax	—	(209.8)	22.1	155.2	—	(32.5)
Income tax provision (benefit)	—	(64.5)	(0.9)	13.2	—	(52.2)
Equity in (earnings) loss of subsidiaries	(19.7)	(165.0)	—	—	184.7	—

Net income (loss)	19.7	19.7	23.0	142.0	(184.7)	19.7
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

	Year Ended May 31, 2014
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees and subscriptions	$—	$307.1	$11.0	$230.2	$—	$548.3
Product updates and support fees	—	810.4	28.1	627.4	—	1,465.9

Software revenues	—	1,117.5	39.1	857.6	—	2,014.2
Consulting services and other fees	—	286.0	14.8	446.8	—	747.6

Total revenues	—	1,403.5	53.9	1,304.4	—	2,761.8

Operating expenses:
Cost of software license fees and subscriptions	—	55.9	7.2	36.0	0.7	99.8
Cost of product updates and support fees	—	127.2	3.2	126.6	4.9	261.9
Cost of consulting services and other fees	—	221.7	13.2	349.7	8.6	593.2
Sales and marketing	—	217.9	27.1	206.6	5.5	457.1
Research and development	—	198.4	9.7	172.9	10.8	391.8
General and administrative	—	15.2	118.0	90.1	(30.5)	192.8
Amortization of intangible assets and depreciation	—	151.9	12.9	99.5	—	264.3
Restructuring costs	—	2.9	0.5	15.2	—	18.6
Acquisition-related and other costs	—	28.3	0.2	(0.9)	—	27.6
Affiliate (income) expense, net	—	184.9	(161.6)	(23.3)	—	—

Total operating expenses	—	1,204.3	30.4	1,072.4	—	2,307.1

Income from operations	—	199.2	23.5	232.0	—	454.7

Other expense, net:
Interest expense, net	—	377.9	0.1	—	—	378.0
Affiliate interest (income) expense, net	—	(53.9)	(0.1)	54.0		—
Loss on extinguishment of debt	—	5.2	—	—	—	5.2
Other (income) expense, net	—	13.1	0.4	(76.3)	—	(62.8)

Total other expense, net	—	342.3	0.4	(22.3)	—	320.4

Income (loss) before income tax	—	(143.1)	23.1	254.3	—	134.3
Income tax provision (benefit)	0.1	7.4	(0.3)	5.4	—	12.6
Equity in loss (earnings) of subsidiaries	(121.8)	(272.3)	—	—	394.1	—

Net income (loss)	121.7	121.8	23.4	248.9	(394.1)	121.7
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$33.2	$33.2	$23.2	$68.1	$(124.5)	$33.2

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	43.6	—	43.6
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	3.3	—	—	—	3.3

Total other comprehensive income (loss)	—	3.3	—	43.8	—	47.1

Comprehensive income (loss)	33.2	36.5	23.2	111.9	(124.5)	80.3

Noncontrolling interests comprehensive income (loss)	—	—	—	(2.5)	—	(2.5)

Comprehensive income (loss) attributable to Infor, Inc.	$33.2	$36.5	$23.2	$114.4	$(124.5)	$82.8

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(277.5)	—	(277.5)
Defined benefit plan funding status, net of tax	—	(0.2)	—	(8.7)	—	(8.9)
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.9)	—	—	—	(2.9)

Total other comprehensive income (loss)	—	(3.1)	—	(286.2)	—	(289.3)

Comprehensive income (loss)	19.7	16.6	23.0	(144.2)	(184.7)	(269.6)

Noncontrolling interests comprehensive income (loss)	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$19.7	$16.6	$23.0	$(144.2)	$(184.7)	$(269.6)

	Year Ended May 31, 2014
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$121.7	$121.8	$23.4	$248.9	$(394.1)	$121.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(32.9)	—	(32.9)
Defined benefit plan funding status, net of tax	—	—	—	1.5	—	1.5
Unrealized gain (loss) on derivative instruments, net of tax	—	(9.9)	—	—	—	(9.9)

Total other comprehensive income (loss)	—	(9.9)	—	(31.4)	—	(41.3)

Comprehensive income (loss)	121.7	111.9	23.4	217.5	(394.1)	80.4

Noncontrolling interests comprehensive income (loss)	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$121.7	$111.9	$23.4	$217.5	$(394.1)	$80.4

Condensed Consolidating Statements of Cash Flows

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$198.9	$3.8	$216.4	$—	$419.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(549.6)	—	—	—	(549.6)
Purchase of other investments	—	—	—	(25.0)	—	(25.0)
Change in restricted cash	—	—	—	(1.3)	—	(1.3)
Purchases of property, equipment and software	—	(45.5)	(3.8)	(16.2)	—	(65.5)

Net cash used in investing activities	—	(595.1)	(3.8)	(42.5)	—	(641.4)

Cash flows from financing activities:
Dividends paid	—	(35.0)	—	—	—	(35.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.6)	—	(3.1)	—	(3.7)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(34.2)		—	—	(34.2)
(Payments) proceeds from affiliate within group	—	47.0	—	(47.0)	—	—
Deferred financing fees and early debt redemption fees paid	—	(16.5)	—	—	—	(16.5)
Other	—	(1.5)	—	—	—	(1.5)

Net cash provided by (used in) financing activities	—	452.6	—	(50.1)	—	402.5

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	—	56.4	—	122.6	—	179.0
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$143.1	$—	$562.6	$—	$705.7

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(33.0)	$6.5	$234.7	$—	$208.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.2	—	(1.1)	—	17.1
Purchases of property, equipment and software	—	(13.9)	(6.5)	(15.3)	—	(35.7)

Net cash used in investing activities	—	(23.0)	(6.5)	(19.2)	—	(48.7)

Cash flows from financing activities:
Dividends paid	—	(65.7)	—	—	—	(65.7)
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(0.3)	—	(2.2)	—	(2.5)
Proceeds from issuance of debt	—	2,019.7	—	—	—	2,019.7
Payments on long-term debt	—	(1,932.5)	—	—	—	(1,932.5)
(Payments) proceeds from affiliate within group	—	71.3	—	(71.3)	—	—
Deferred financing fees and early debt redemption fees paid	—	(168.7)	—	—	—	(168.7)
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(84.7)	—	(73.5)	—	(158.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(49.9)	—	(49.9)

Net increase (decrease) in cash and cash equivalents	—	(140.7)	—	92.1	—	(48.6)
Cash and cash equivalents at the beginning of the period	—	227.4	—	347.9	—	575.3

Cash and cash equivalents at the end of the period	$—	$86.7	$—	$440.0	$—	$526.7

	Year Ended May 31, 2014
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$226.6	$(2.7)	$190.7	$—	$414.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(199.4)	—	(0.3)	—	(199.7)
Change in restricted cash	—	(18.2)	—	(1.3)	—	(19.5)
Purchases of property, equipment and software	—	(14.9)	(6.9)	(10.7)	—	(32.5)

Net cash used in investing activities	—	(232.5)	(6.9)	(12.3)	—	(251.7)

Cash flows from financing activities:
Loans to stockholders	—	(5.2)	—	—	—	(5.2)
Payments on capital lease obligations	—	(0.3)	—	(2.0)	—	(2.3)
Proceeds from issuance of debt	—	3,487.7	—	—	—	3,487.7
Payments on long-term debt	—	(3,457.5)	—	—	—	(3,457.5)
(Payments) proceeds from affiliate within group	—	156.6	9.6	(166.2)	—	—
Deferred financing fees and early debt redemption fees paid	—	(37.5)	—	—	—	(37.5)
Other	—	—	—	(0.9)	—	(0.9)

Net cash provided by (used in) financing activities	—	143.8	9.6	(169.1)	—	(15.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.2	—	6.2

Net increase in cash and cash equivalents	—	137.9	—	15.5	—	153.4
Cash and cash equivalents at the beginning of the period	—	89.5	—	332.4	—	421.9

Cash and cash equivalents at the end of the period	$—	$227.4	$—	$347.9	$—	$575.3

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2016 and 2015. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016
Fiscal 2016
Total revenues	$640.3	$663.3	$671.6	$716.4
Restructuring costs	$1.8	$6.4	$12.2	$7.6
Acquisition-related and other costs	$2.0	$9.6	$3.4	$2.1
All other operating expenses	$533.2	$554.3	$591.1	$596.1
Income from operations	$103.3	$93.0	$64.9	$110.6
Net income (loss)	$57.5	$(2.8)	$(45.6)	$24.1
Net income (loss) attributable to Infor, Inc.	$57.5	$(1.8)	$(44.2)	$23.7

	Quarter Ended
(in millions)	July 31, 2014 (1)	October 31, 2014	January 31, 2015	April 30, 2015
Fiscal 2015
Total revenues	$753.2	$685.6	$657.4	$658.7
Restructuring costs	$7.5	$3.8	$0.3	$(0.1)
Acquisition-related and other costs	$0.7	$(1.4)	$(1.2)	$3.6
All other operating expenses	$602.1	$564.3	$549.6	$545.9
Income from operations	$142.9	$118.9	$108.7	$109.3
Net income (loss)	$73.5	$13.1	$51.3	$(63.5)
Net income (loss) attributable to Infor, Inc.	$73.5	$13.1	$51.3	$(63.5)

(1)	Due to the change in our fiscal year end, the sum of the four quarters of fiscal 2015 reflected above are not additive to the 11-month transition period of fiscal 2015. In the first quarter of fiscal 2015, we began reporting our quarterly results on the basis of our new fiscal calendar and the first quarter of fiscal 2015 reflects the three months ended July 31, 2014. As such, the results of May 2014, which were included in our audited results for fiscal 2014, were also included in our first quarter of fiscal 2015 as reported. However, the results for May 2014 are not included in our results for the 11-month transition period of fiscal 2015 which reflects our results for June 2014 through April 2015.

24. Subsequent Events

Acquisitions

Merit

Subsequent to fiscal year end, on May 11, 2016, we acquired Merit Globe AS (Merit) for $16.0 million plus up to an additional $12.0 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services with approximately 250 employees and more than 500 customers in 22 countries, with a concentration in Europe. The acquisition of Merit brings decades of experience of Infor M3 consulting services that will expand and enhance Infor Services’ capabilities, particularly in the large and growing European Infor M3 customer base.

Predictix

On May 17, 2016, we gave notice to Predictix of our intent to acquire its remaining equity pursuant to the provisions of the Predictix Stock Purchase Agreement. On June 20, 2016 we delivered a call notice pursuant to which we will acquire the remaining issued and outstanding capital stock of Predictix for approximately $125.0 million. We anticipate closing this transaction in the first quarter of fiscal 2017. See Note 2, Summary of Significant Accounting Policies – Cost Method Investments, for details on our current minority equity interest investment in Predictix.

We have evaluated subsequent events requiring disclosure through June 23, 2016, the date the financial statements were available to be issued.

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2(2)	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(2)	Registration Rights Agreement, dated April 1, 2015, by and among Infor (US), Inc., the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several dollar notes initial purchasers named therein, and Merrill Lynch International, on behalf of itself and as representative of the several euro notes initial purchasers named therein.

4.5(3)	Registration Rights Agreement, dated April 23, 2015, by and among Infor (US), Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several initial purchasers named therein.

4.6(4)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.7	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.6).

10.1(5)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(5)	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(6)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(7)	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(8)	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(9)	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(10)	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.8(11)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.9(11)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.10(11)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.11(11)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.12(11)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.13(11)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.14(11)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

Number	Description

10.15(11)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.16(11)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

10.17(12)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.18(13)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.19(14)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.20(15)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.21(15)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

12.1(16)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(16)	Subsidiaries of Infor, Inc.

24.1(16)	Powers of Attorney (included on signature page)

31.1(16)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(16)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Jeffrey M. Laborde

32.1(16)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(16)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Jeffrey M. Laborde

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Consolidated Balance Sheets at April 30, 2016 and 2015,
ii.	Consolidated Statements of Operations for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014,
iii.	Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014,
iv.	Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014,
v.	Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016, the 11 months ended April 30, 2015 and 2014, and the fiscal year ended May 31, 2014, and
vi.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on April 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(5)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(6)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(7)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(8)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(9)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(10)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(11)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(12)	Incorporated by reference to the Form 10-K filed on July 28, 2014.
(13)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(14)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(15)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(16)	Filed herewith.