Form 10-K/A
period 2016-04-30
Infor, Inc.
filed 2016-07-22
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on
Form 10-K for the Annual period from May 1, 2015 to April 30, 2016, which was filed with the U.S. Securities and Exchange Commission (the SEC) on June 23, 2016 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from Infor, Inc.’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of Infor, Inc.’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment. This Amendment does not amend or otherwise update any other information in the Original Filing and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

INFOR, INC.

FORM 10-K/A

FISCAL YEAR ENDED April 30, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. as of July 15, 2016, are listed in the table below:

Name	Age	Position
Charles Phillips	57	Chief Executive Officer and Director
Kevin Samuelson	42	Chief Financial Officer
Jay Hopkins	45	Chief Accounting Officer, SVP & Controller
Duncan Angove	50	Co-President, Product and Support
Stephan Scholl	46	Co-President, Global Field Operations
Pam Murphy	43	Chief Operating Officer
Jim Schaper	64	Executive Chairman of the Board of Directors
David Dominik	60	Director
Prescott Ashe	49	Director
Stewart Bloom	59	Director
C.J. Fitzgerald	49	Director
Rishi Chandna	38	Director

The following are brief biographies of Infor, Inc.’s executive officers and directors:

Charles Phillips, Chief Executive Officer and Director

Mr. Phillips is our Chief Executive Officer and serves on our board of directors. Mr. Phillips has served on the board of managers of SoftBrands Holdings, LLC since December 2011. Mr. Phillips also serves on the board of directors of Viacom. Prior to joining Infor, Mr. Phillips was President of Oracle Corporation (Oracle) and a member of its board of directors. Prior to his tenure at Oracle, Mr. Phillips was a Managing Director at Morgan Stanley. Mr. Phillips was also a Captain in the United States Marine Corps. Mr. Phillips has a B.S. in Computer Science from the United States Air Force Academy, a J.D. from New York Law School, and an M.B.A. from Hampton University. We believe Mr. Phillips’ qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry.

Kevin Samuelson, Chief Financial Officer

Mr. Samuelson has served as our Chief Financial Officer since July 2016. Mr. Samuelson rejoined the Company after serving as our Chief Financial Officer from October 2011 to February 2013. Prior to serving in that role, Mr. Samuelson held various positions at Infor and its predecessors, including Senior Vice President of Acquisitions and Integrations. After leaving Infor in 2013, Mr. Samuelson served as Chief Operating Officer of Backcountry.com until April 2014, and then as Chief Financial Officer at Insidesales.com from April 2014 until his return to Infor. Prior to joining Infor in 2002, Mr. Samuelson was an investment professional at Parallax Capital Partners, where he worked on technology buyouts. Mr. Samuelson also worked in the Equity Research division of Robertson Stephens.

Jay Hopkins, Chief Accounting Officer, SVP & Controller

Mr. Hopkins has served as our Senior Vice President, Controller and Chief Accounting Officer since February 2009, and he served as our Interim Chief Financial Officer from January 2013 to November 2013. Before joining Infor, Mr. Hopkins served as Vice President and Controller at MicroStrategy, Inc. from January 2008 to January 2009. Prior to MicroStrategy, Inc., Mr. Hopkins served as Worldwide Controller at the Internet Security Systems Business Unit of IBM from October 2006 to December 2007, and Vice President, Corporate Controller, and Chief Accounting Officer at Internet Security Systems, Inc. from January 2006 to October 2006. Mr. Hopkins holds a B.S. in Commerce with a concentration in Accounting from the University of Virginia.

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

Stephan Scholl, Co-President, Global Field Operations

Mr. Scholl has served as our Co-President, Global Field Operations since April 2012, as the Chief Executive Officer of Lawson from September 2011 to April 2012 and as our Executive Vice President, Global Sales and Consulting from December 2010 to September 2011. Mr. Scholl has more than 18 years of experience in the technology industry (including 14 years at Oracle/PeopleSoft). Mr. Scholl was previously the General Manager of Oracle’s Tax and Utilities Global Business. In his role of General Manager, Mr. Scholl was responsible for sales, development, consulting, and marketing for the company’s Tax and Utilities vertical. From 2006 to 2009, Mr. Scholl ran Oracle’s North America Consulting Group, one of the company’s largest organizations. Prior to joining Oracle, Mr. Scholl held a number of consulting and sales management roles at PeopleSoft.

Pam Murphy, Chief Operating Officer

Ms. Murphy has served as our Chief Operating Officer since October 2011 and as our Senior Vice President of Operations from December 2010 to September 2011. Before joining Infor, Ms. Murphy spent 11 years at Oracle, where she was responsible for a wide range of operational and financial functions which included running Global Sales Operations, running Consulting Operations for Europe, Middle East and Africa, and running the Field Finance function for Oracle’s Global Business Units. Prior to joining Oracle, Ms. Murphy was with Andersen Consulting and Arthur Andersen where she provided strategy, direction and counsel to existing and potential clients. Ms. Murphy earned her business and accounting degree from the University of Cork, Ireland and is a Fellow of the Institute of Chartered Accountants.

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

Prescott Ashe, Director

Mr. Ashe has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Ashe has served on the board of managers of SoftBrands Holdings, LLC since its inception in August 2009. Mr. Ashe is a Managing Director of Golden Gate Capital, a position he has held at the firm since its inception in 2000. Prior to joining Golden Gate Capital, Mr. Ashe served as a Principal at Bain Capital, which he initially joined in 1991. Mr. Ashe also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aspect Software and BMC Software, Inc. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California, Berkeley. We believe Mr. Ashe’s qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industries and his knowledge gained from service on the boards of various other companies.

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

C.J. Fitzgerald, Director

Mr. Fitzgerald has served as a member of our board of directors since April 2012. Mr. Fitzgerald is a Managing Director of Summit Partners, L.P. (Summit Partners), which he joined in 2001. From 1997 to 2000, Mr. Fitzgerald served as Chief Executive Officer of North Systems, Inc., a software company. Mr. Fitzgerald also serves on the board of directors of several privately held companies and previously served on the board of directors of Ubiquiti Networks, Inc. from March 2010 to October 2013, Global Cash Access Holdings, Inc. from May 2004 to May 2010 and Visual Sciences, Inc. from May 2002 to January 2008. Mr. Fitzgerald holds a B.S. in Computer Science from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. We believe that Mr. Fitzgerald possesses specific attributes that qualify him to serve as a member of our board of directors and serve as a member of our audit committee, including his experience in the private equity and venture capital industries and as a director of public companies.

Rishi Chandna

Mr. Chandna has served as a member of our board of directors since May 2015. Mr. Chandna is a Principal of Golden Gate Capital, which he joined in 2002. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant at Bain and Company. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund. Mr. Chandna holds a M.B.A. from Harvard Business School and a B.A. in Economics from the University of California, Berkeley. Mr. Chandna also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aspect Software. We believe Mr. Chandna’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily software and technology services, and his knowledge gained from service on the boards of various other companies.

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

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (PCAOB) (United States) and to issue a report on those financial statements. The Audit Committee assists the Board in its oversight of our financial statements and our internal accounting policies and procedures. The Audit Committee’s primary duties and responsibilities include: (1) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; (2) monitoring the independence and the performance of the Company’s independent auditor and monitoring the performance of the Company’s internal audit function; (3) hiring and firing our independent auditor and approving any non–audit work performed for us by the independent auditor; (4) providing an avenue of communication among the independent auditor, management and the Board; and (5) such other functions as may from time to time be delegated to it by the Board.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions and Director Independence,” none of our directors or executive officers have been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) of the Exchange Act — Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and, therefore, its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section  16 of the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures with respect to our current plans, considerations, expectations and determinations regarding compensation.

Executive Summary

The primary objectives of our executive compensation policies are to attract and retain talented executives to effectively manage and lead our Company. Through our executive compensation policies, we seek to align the level of our executive compensation with the achievement of our corporate objectives, thereby aligning the interests of our management with those of our equity holders.

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

The discussion below explains our compensation decisions with respect to fiscal 2016. Our named executive officers during fiscal 2016 were:

•	Charles Phillips, Chief Executive Officer and Director;

•	Jeffrey Laborde, Former Chief Financial Officer;

•	Nicole Anasenes, Former Chief Financial Officer;

•	Duncan Angove, Co-President, Product and Support;

•	Stephan Scholl, Co-President, Global Field Operations; and

•	Pam Murphy, Chief Operating Officer.

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

A summary of the base salary of our fiscal 2016 named executive officers is as follows:

Charles Phillips	—	We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000. During fiscal 2016, as part of an informal cost savings initiative, Mr. Phillips elected to take a salary of $1 for a portion of the year (beginning mid-August through December 2015). For fiscal 2017 Mr. Phillips base salary will be $800,000.

Jeffrey Laborde	—	We entered into an executive employment agreement with Jeffrey Laborde, dated effective as of June 26, 2015, which provides for an annual base salary of $450,000. Effective as of July 12, 2016, Mr. Laborde was no longer our Chief Financial Officer.

Nicole Anasenes	—	We entered into an executive employment agreement with Nicole Anasenes, dated as of October 16, 2013, and effective as of November 6, 2013, which provided for an annual base salary of $450,000. Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer.

Duncan Angove	—	We entered into an executive employment agreement with Duncan Angove, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

Stephan Scholl	—	We entered into an executive employment agreement with Stephan Scholl, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

Pam Murphy	—	We entered into an executive employment agreement with Pam Murphy, amended effective as of January 25, 2012, which provides for an annual base salary of $500,000.

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

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal 2016 as further described below:

For fiscal 2016, Charles Phillips’ annual cash performance incentive target bonus amount was $2,400,000 pursuant to a bonus plan.

For fiscal 2016, Jeffrey Laborde’s annual cash performance incentive target bonus amount was $1,200,000 pursuant to a bonus plan.

For fiscal 2016, Duncan Angove’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2016, Stephan Scholl’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2016, Pam Murphy’s annual cash performance incentive target bonus amount was $800,000 pursuant to a bonus plan.

For fiscal 2016, no formal annual performance targets were established and no incentive payments were made to our named executive officers under the performance-based bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The fiscal 2016 discretionary cash bonus amounts awarded to the executive management team are noted in the following summary compensation table:

For fiscal 2016, Charles Phillips earned discretionary bonus awards totaling $2,400,000.

For fiscal 2016, Jeffrey Laborde earned discretionary bonus awards totaling $1,200,000.

For fiscal 2016, Duncan Angove earned discretionary bonus awards totaling $1,600,000.

For fiscal 2016, Stephan Scholl earned discretionary bonus awards totaling $1,600,000.

For fiscal 2016, Pam Murphy earned discretionary bonus awards totaling $800,000.

Long-Term Restricted Common Equity Awards. The restricted common equity awards granted to our named executive officers typically vest over time and based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment through the relevant vesting date. The vesting schedules for the restricted common equity awards were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long term, as well as to promote executive retention based on market conditions. The restricted common equity awards granted to our fiscal 2016 named executive officers consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and corresponds to the enterprise value of Infor and its direct and indirect subsidiaries. References to such Equity Awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment. See Grants of Plan-Based Awards in Fiscal 2016 and Outstanding Equity Awards at 2016 Fiscal-Year End below.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our fiscal 2016 named executive officers for services rendered to us during the applicable fiscal years.

						Non-Equity
					Stock	Incentive Plan		Other
	Fiscal	Salary	Bonus		Awards	Compensation		Compensation	Total
Name and Title	Year	($)	($)		($)(23)	($)		($)(24)	($)
Charles Phillips	2016	500,000	2,400,000	(1)	1,650,000	—		53,493	4,603,493
Chief Executive Officer	2015	733,334	2,400,000	(2)	—	—		47,964	3,181,298
	2014	800,000	366,000	(3)	2,400,000	1,170,000	(4)	52,428	4,788,428
Jeffrey Laborde (5)	2016	380,114	1,200,000	(6)	3,244,000	—		88,361	4,912,475
Former Chief Financial Officer
Nicole Anasenes (7)	2016	155,245	—		—	—		460	155,705
Former Chief Financial Officer	2015	412,500	750,000	(8)	—	—		222,888	1,385,388
	2014	257,386	1,162,435	(9)	2,860,000	220,110	(10)	4,088	4,504,019
Duncan Angove	2016	600,000	1,600,000	(11)	1,650,000	—		2,400	3,852,400
Co-President, Product and Support	2015	550,000	1,600,000	(12)	1,427,287	—		6,331	3,583,618
	2014	600,000	244,000	(13)	2,224,457	780,000	(14)	12,160	3,860,617
Stephan Scholl	2016	600,000	1,600,000	(15)	1,650,000	—		588,634	4,438,634
Co-President, Global Field Operations	2015	550,000	1,600,000	(16)	1,427,287	—		635,475	4,212,762
	2014	600,000	244,000	(17)	2,224,457	780,000	(18)	1,124,458	4,972,915
Pam Murphy	2016	500,000	800,000	(19)	1,087,500	—		2,400	2,389,900
Chief Operating Officer	2015	458,334	1,000,000	(20)	—	—		2,400	1,460,734
	2014	500,000	225,000	(21)	1,332,500	390,000	(22)	2,400	2,449,900

(1)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(2)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(3)	Mr. Phillips’ bonus includes $0.4 million discretionary bonus related to our operating performance in fiscal 2014.
(4)	Mr. Phillips’ amount includes $1.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(5)	Effective as of July 12, 2016, Mr. Laborde was no longer our Chief Financial Officer.
(6)	Mr. Laborde’s bonus includes $1.2 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(7)	Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer.
(8)	Ms. Anasenes’ bonus includes $0.8 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(9)	Ms. Anasenes’ bonus includes $1.0 million discretionary bonus related to certain Company affiliates’ successful refinancing transactions during fiscal 2014 and a $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(10)	Ms. Anasenes’ amount includes $0.2 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(11)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(12)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(13)	Mr. Angove’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(14)	Mr. Angove’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(15)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(16)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(17)	Mr. Scholl’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(18)	Mr. Scholl’s amount includes $0.8 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(19)	Ms. Murphy’s bonus includes $0.8 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(20)	Ms. Murphy’s bonus includes $1.0 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(21)	Ms. Murphy’s bonus includes $0.2 million discretionary bonus related to our operating performance in fiscal 2014.
(22)	Ms. Murphy’s amount includes $0.4 million related to attainment of specific operating performance targets in fiscal 2014 related to revenue and EBITDA, and the Company’s equity value.
(23)	Aggregate grant date fair value based on Financial Accounting Standards Board (FASB) ASC Topic 718 rather than amounts paid to or realized by the named individual.

(24)	These amounts include all other compensation as described in the following table:

		Retirement Plan	Sales Incentive	Executive’s Use of
	Fiscal	Contributions	Club Trip	Company Aircraft	Other		Total
Name	Year	($)(a)	($)(b)	($)(c)	($)		($)
Charles Phillips	2016	2,400	—	51,093	—		53,493
	2015	2,400	—	45,564	—		47,964
	2014	2,400	—	50,028	—		52,428
Jeffrey Laborde	2016	2,400	—	—	85,961	(d)	88,361
Nicole Anasenes	2016	460	—	—	—		460
	2015	2,400	—	—	220,488	(e)	222,888
	2014	4,088	—	—	—		4,088
Duncan Angove	2016	2,400	—	—	—		2,400
	2015	2,400	—	3,931	—		6,331
	2014	2,400	—	9,760	—		12,160
Stephan Scholl	2016	—	—	—	588,634	(f)	588,634
	2015	—	66,759	1,839	566,877	(f)	635,475
	2014	—	—	15,859	1,108,599	(f)	1,124,458
Pam Murphy	2016	2,400					2,400
	2015	2,400	—	—	—		2,400
	2014	2,400	—	—	—		2,400

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include commercial airfare and incremental costs of food and activities related to sales and service incentive program events.
(c)	These amounts include estimated values of personal use of the Company’s aircraft.
(d)	This amount includes relocation and temporary living expenses for Mr. Laborde.
(e)	This amount includes payment related to a non-compete agreement with Ms. Anasenes’ previous employer and the related tax gross-up.
(f)	These amounts include housing allowance, cost-of-living, and related tax gross-ups paid in conjunction with Mr. Scholl’s extended work assignment.

Grants of Plan-Based Awards in Fiscal 2016

The following table provides supplemental information relating to grants of plan-based awards to our named executive officers in fiscal 2016.

						All Other
						Stock		Grant Date
			Estimated Future Payouts Under			Awards:		Fair Value
			Non-Equity Incentive Plan Awards			Number of		of Stock and
			(1)(2)			Shares of		Option
	Award	Grant	Threshold	Target	Maximum	Stock or Units		Awards
Name	Type	Date	($)	($)	($)	(#)(3)		($)(4)
Charles Phillips	Performance
	Bonus	5/1/2015	—	2,400,000	—	—		—
	MIUs	12/18/2015	—	—	—	—	(5)	1,650,000	(6)
Jeffrey Laborde	Performance
	Bonus	5/1/2015	—	1,200,000	—	—		—
	MIUs	6/26/2015	—	—	—	400,000	(7)	3,244,000
Duncan Angove	Performance
	Bonus	5/1/2015	—	1,600,000	—	—		—
	MIUs	12/18/2015	—	—	—	—	(5)	1,650,000	(6)
Stephan Scholl	Performance
	Bonus	5/1/2015	—	1,600,000	—	—		—
	MIUs	12/18/2015	—	—	—	—	(5)	1,650,000	(6)
Pam Murphy	Performance
	Bonus	5/1/2015	—	800,000	—	—		—
	MIUs	12/18/2015	—	—	—	—	(5)	1,050,000	(6)
	MIUs	12/18/2015	—	—	—	—	(8)	37,500	(6)

(1)	Non-equity incentive plan awards based on Infor’s attainment of operating performance targets.
(2)	For fiscal 2016, specific operating performance targets related to the Performance Bonus were not established and no amounts were paid based on the level of achievement of specific operating performance.
(3)	Management Incentive Units (MIUs) granted under the Infor Enterprise Applications, LP Agreement of Limited Partnership. Infor Enterprise Applications, LP (Infor Enterprise) is an affiliate of the parent company of Infor, Inc. These MIUs are for Class C non-voting Units of Infor Enterprise and may be subject to acceleration of vesting in the event of certain changes of control of Infor Enterprise.
(4)	Aggregate grant date fair value based on FASB ASC Topic 718.
(5)	MIU awards for Class C Units originally granted May 31, 2012, which vested 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on December 18, 2015, to allow each executive to put certain related shares to the Company at a premium over fair value on July 30, 2016, January 10, 2017 and January 10, 2018.
(6)	Incremental fair value at the modification date of December 18, 2015.
(7)	MIU award for Class C-8 Units granted June 26, 2015, vesting 25% per year over four years on each anniversary of the grant date.
(8)	MIU awards for Class C Units originally granted May 31, 2012, which vested 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on December 18, 2015, to increase the amount of certain related shares that Ms. Murphy could put to the Company at a premium over fair value on January 10, 2016.

Outstanding Equity Awards at 2016 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of the end of fiscal 2016.

Stock Awards
		Number of		Market Value
		Shares or		of Shares or
		Units of Stock		Units of Stock
		That Have Not		That Have Not
	Stock Award	Vested		Vested
Name	Grant Date	(#)		($)(1)
Charles Phillips		—		—
Jeffrey Laborde	6/26/2015	400,000	(2)(4)	3,632,000
Duncan Angove		—		—
Stephan Scholl		—		—
Pam Murphy	10/25/2013	12,500	(3)(4)	172,125

(1)	Represents fair market value determined as of fiscal year-end, which was April 30, 2016.
(2)	MIU award for Class C-8 Units granted June 26, 2015, vesting 25% per year over four years on each anniversary of the grant date. Effective as of July 12, 2016, Mr. Laborde was no longer our Chief Financial Officer and 300,000 unvested awards were forfeited at that time.
(3)	MIU award for Class C Units granted October 25, 2013, vesting 25% at grant and 25% per year over three years on August 1, 2014, 2015 and 2016.
(4)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2016. For purposes of this disclosure item, no Equity Awards vested during fiscal 2016 such that value was realized. See “Potential Payments upon Termination” below.

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

Mr. Phillips is currently entitled to receive an annual base salary of $800,000 and entitled to such increases in his annual base salary as may be determined by the Company’s Board or compensation committee from time to time. During fiscal 2016, as part of an informal cost savings initiative, Mr. Phillips elected to take a salary of $1 for a portion of the year (beginning mid-August through December 2015). With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Phillips is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Phillips’ achievement of performance targets. Mr. Phillips is also eligible to receive certain additional bonuses in the event of a Company sale, liquidity event or refinancing (in each case, as defined in his employment agreement). Mr. Phillips is also eligible to receive certain restricted common equity awards with a market value equal to $10,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and two additional restricted common equity awards, each with a market value equal to $5,000,000 as of the date of such grant on each of the first and second anniversaries following an IPO.

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

If Mr. Phillips’ employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Phillips for “good reason” (as defined in his employment agreement), Mr. Phillips shall be entitled to (i) and amount equal to two years of Mr. Phillips’ then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the performance bonus Mr. Phillips would have otherwise been entitled to for that fiscal year, prorated to account for the portion of such fiscal year during which Mr. Phillips was employed by us. The payments set forth in (i) and (ii) in the previous sentence shall be increased to (i) three years of Mr. Phillips’ then-current base salary and (ii) three times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments), respectively, may be increased if such termination occurs in connection with or following a change in control where the change in control does not also result in Mr. Phillips receiving certain additional bonuses relating to a liquidity event, IPO or refinancing as such terms are defined in his employment agreement. Additionally, provided that Mr. Phillips is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Phillips would become fully vested. As a condition to our obligation to pay Mr. Phillip’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

Executive Employment Agreement with Kevin Samuelson

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of July 12, 2016 (the Effective Date), with Kevin Samuelson, pursuant to which Mr. Samuelson serves as our Chief Financial Officer. The employment term commenced on the Effective Date and continues until the fifth anniversary of the Effective Date unless earlier terminated pursuant to Mr. Samuelson’s employment agreement. Mr. Samuelson’s employment agreement will automatically be extended for an additional 12 months unless we or Mr. Samuelson provide notice of a desire not to renew the agreement 90 days prior to its termination date.

Mr. Samuelson will be entitled to receive an annual base salary of $600,000 and to such increases as may be determined by the Board from time to time. Mr. Samuelson will also be eligible to earn an annual cash bonus of up to $1,600,000 based on his achievement of certain performance targets to be determined by the Board. In addition, Mr. Samuelson will be entitled to receive 750,000 Class C Units of Infor Enterprise Applications LP, an affiliate of the Company, on or promptly after the Effective Date. Mr. Samuelson will be entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to other officers.

If Mr. Samuelson resigns or otherwise voluntarily terminates his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment is terminated by us with “cause” (as defined in his employment agreement), Mr. Samuelson will be entitled to only his base salary and other non-forfeitable, vested benefits that have accrued but not yet been paid as of the date of such resignation or termination.

If Mr. Samuelson’s employment is terminated by us without “cause” or by Mr. Samuelson for “good reason” (in each case as defined in his employment agreement), Mr. Samuelson will be entitled to an amount equal to 18 months of Mr. Samuelson’s then-current base salary plus $18,000, payable in equal monthly installments over an 18-month period immediately following Mr. Samuelson’s termination. As a condition to our obligation to pay Mr. Samuelson’s severance, he would be required to execute and deliver a general release within 60 days following the date of his termination.

The Employment Agreement requires Mr. Samuelson to not disclose our confidential information during his employment term and thereafter and includes non-compete and non-solicitation agreements customary for agreements of this type, which cover his term of employment and the following 12 months. We also entered into an indemnity agreement with Mr. Samuelson in connection with his becoming an executive officer.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Samuelson’s Employment Agreement.

Executive Employment Agreement with Jeffrey Laborde

Effective as of July 12, 2016, Mr. Laborde was no longer our Chief Financial Officer. In connection with Mr. Laborde’s departure as Chief Financial Officer, he agreed to serve as a consultant to Infor and its affiliates for a period of 18 months following his departure in order to assist with the orderly transition of the Chief Financial Officer duties. As consideration, Mr. Laborde will be entitled to receive a one-time fee of $500,000 in the event of a sale of our affiliate Infor Enterprise Applications, LP during the 18-month consulting period. As a condition to his receiving the one-time fee, Mr. Laborde would be required to execute and deliver a general release of claims to Infor. Mr. Laborde will continue to be subject to the confidentiality, non-compete and non-solicitation provisions of his employment agreement during the consulting period, among other things. The consulting agreement does not modify or terminate Mr. Laborde’s vested incentive units or his indemnification agreement with the Company. Mr. Laborde’s unvested incentive units have been forfeited and cancelled.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the consulting agreement.

Executive Employment Agreement. Prior to Mr. Laborde’s departure, we had entered into an Executive Employment Agreement, effective as of June 26, 2015 (the Effective Date), with Jeffrey Laborde, pursuant to which Mr. Laborde served as our Chief Financial Officer.

Mr. Laborde was entitled to receive an annual base salary of $450,000 and was entitled to such increases in his annual base salary as may be determined by the Board in its discretion. During each fiscal year, he was entitled to earn an annual bonus in the amount of (i) up to $500,000, upon the achievement of annual plan goals and (ii) up to an additional $700,000, upon the achievement of annual stretch goals established at the sole discretion of the board of directors (the Topco Board) of Infor Topco GP, Inc. Mr. Laborde received 400,000 Class C Units of Infor Enterprise (priced at fair market value as of the date of grant), subject to certain terms and conditions.

In fiscal 2016, we reimbursed Mr. Laborde $85,961 for the reasonable and documented out-of-pocket expenses incurred by Mr. Laborde in connection with his relocation and for temporary living expenses.

Mr. Laborde was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. We also agreed to indemnify Mr. Laborde in connection with his capacity as our officer.

Mr. Laborde was also subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter, and during his employment term and for one year thereafter, Mr. Laborde covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Laborde’s Employment Agreement.

Executive Employment Agreement with Nicole Anasenes

Resignation and Transition Letter. Effective as of June 26, 2015, Ms. Anasenes was no longer our Chief Financial Officer. Ms. Anasenes resigned to pursue opportunities, which were not competitive with our business, and not as a result of any disagreement with us on any matter relating to our operations, policies or practices. On June 26, 2015, the Company entered into a Resignation and Transition Letter Agreement (the Letter Agreement) with Ms. Anasenes, which provided for (i) the continuation of Ms. Anasenes’ service through August 31, 2015 (the Separation Date), (ii) Ms. Anasenes’ role in the transition of the Chief Financial Officer position, (iii) the transition of other Chief Financial Officer responsibilities, and (iv) certain transition benefits. The material terms of the Letter Agreement were as follows:

•	Between the date of the Letter Agreement and the Separation Date, Ms. Anasenes would use diligent efforts in providing consulting services to Infor and its affiliates in order to assist with the orderly transition of her Chief Financial Officer duties to those named by Infor to assume such responsibilities.

•	Infor would pay Ms. Anasenes a one-time fee in the amount of $75,000 for her consulting services payable in one lump sum on July 15, 2015.

•	Infor would pay and/or reimburse Ms. Anasenes the cost of COBRA premiums while she continued to serve as a consultant if she elected to continue coverage under Infor’s benefit plans under COBRA.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of the Letter Agreement.

Executive Employment Agreement. Prior to Ms. Anasenes’ resignation, we had entered into an Executive Employment Agreement, effective as of November 6, 2013, with Ms. Anasenes, pursuant to which Ms. Anasenes served as our Chief Financial Officer. Ms. Anasenes was entitled to receive an annual base salary of $450,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Anasenes was also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Ms. Anasenes’ achievement of performance targets.

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

If Mr. Angove’s employment is terminated by us without “cause” or by Mr. Angove for “good reason” (in each case as defined in his employment agreement), Mr. Angove shall be entitled to (i) and amount equal to two years of Mr. Angove’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Angove by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Angove would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Angove is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Angove would become fully vested. As a condition to our obligation to pay Mr. Angove’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

If Mr. Scholl’s employment is terminated by us without “cause” or by Mr. Scholl for “good reason” (in case each as defined in his employment agreement), Mr. Scholl shall be entitled to (i) an amount equal to two years of Mr. Scholl’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Scholl by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Scholl would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Scholl is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Scholl would become fully vested. As a condition to our obligation to pay Mr. Scholl’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

If Ms. Murphy’s employment is terminated by us without “cause” or by Ms. Murphy for “good reason” (in each case as defined in her employment agreement), then Ms. Murphy shall be entitled to an amount equal to one year of her then-current base salary, conditioned on her compliance with the restrictive covenants and the execution and non-revocation of the general release attached to her employment agreement within sixty (60) days following the date of her termination. In the event that such termination of employment occurs prior to a “change in control” or more than two years following a “change in control,” such severance will be payable in equal monthly installments over a twelve month period. In the event that a termination of employment occurs within two years following a “change in control,” Ms. Murphy’s severance payments will be payable in a lump sum on the sixtieth day following the date of termination. Additionally, provided that Ms. Murphy is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Ms. Murphy would become fully vested.

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

Payments upon Termination or Change of Control

The following table presents payments payable upon termination or change of control for our fiscal 2016 named executive officers:

				Change in	Change in
				Control on	Control on
				4/30/2016	4/30/2016	Change in
				(Without	(Without	Control and
				Termination of	Termination of	Involuntary Not
		Involuntary Not	Voluntary	Employment and	Employment and	For Cause
	Death or	For Cause	Termination for	Successor	Successor	Termination or
	Disability on	Termination on	Good Reason on	Assumes Stock	Cancels Stock	Voluntary
	4/30/2016 and No	4/30/2016 and No	4/30/2016 and No	Options,	Options,	Termination For
	Change in	Change in	Change in	Restricted Stock	Restricted Stock	Good Reason on
	Control	Control	Control	and RSU’s)	and RSU’s)	4/30/2016
Name	($)	($)	($)	($)	($)	($)
Charles Phillips
Severance and Termination Payments	—	2,380,000	2,380,000	—	—	2,380,000
Vested Equity Award Payments	—	—	—	34,564,194	34,564,194	34,564,194

Total	—	2,380,000	2,380,000	34,564,194	34,564,194	36,944,194

Jeffrey Laborde
Severance and Termination Payments	—	450,000	450,000	—	—	450,000
Vested Equity Award Payments	—	—	—	—	—	—

Total	—	450,000	450,000	—	—	450,000

Duncan Angove
Severance and Termination Payments	—	1,720,000	1,720,000	—	—	1,720,000
Vested Equity Award Payments	—	—	—	18,641,125	18,641,125	18,641,125

Total	—	1,720,000	1,720,000	18,641,125	18,641,125	20,361,125

Stephan Scholl
Severance and Termination Payments	—	1,720,000	1,720,000	—	—	1,720,000
Vested Equity Award Payments	—	—	—	18,641,125	18,641,125	18,641,125

Total	—	1,720,000	1,720,000	18,641,125	18,641,125	20,361,125

Pam Murphy
Severance and Termination Payments	—	500,000	500,000	—	—	500,000
Vested Equity Award Payments	—	—	—	7,150,239	7,150,239	7,150,239

Total	—	500,000	500,000	7,150,239	7,150,239	7,650,239

	Cash	Equity	Total
Named Executive Officer	($)	($)	($)
Charles Phillips	2,380,000	34,564,194	36,944,194
Jeffrey Laborde	450,000	—	450,000
Duncan Angove	1,720,000	18,641,125	20,361,125
Stephan Scholl	1,720,000	18,641,125	20,361,125
Pam Murphy	500,000	7,150,239	7,650,239

		Payments In
	Severance	Lieu of Benefits	Outplacement	Pro-Rata
	Payment	Continuation	Assistance	Bonus	Total Cash
Named Executive Officer	($)	($)	($)	($)(1)	($)
Charles Phillips	2,380,000	—	—	—	2,380,000
Jeffrey Laborde	450,000	—	—	—	450,000
Duncan Angrove	1,720,000	—	—	—	1,720,000
Stephan Scholl	1,720,000	—	—	—	1,720,000
Pam Murphy	500,000	—	—	—	500,000

(1)	Bonuses included in severance payment column

	Single Trigger	Double Trigger
Named Executive Officer	($)	($)
Charles Phillips	34,564,194	2,380,000
Jeffrey Laborde	—	450,000
Duncan Angrove	18,641,125	1,720,000
Stephan Scholl	18,641,125	1,720,000
Pam Murphy	7,150,239	500,000

Treatment of Equity Interests in Potential Post-Employment Payments

Upon the termination of the executive’s employment with the Company for any reason whatsoever, (a) all unvested Equity Awards held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date, and (b) all vested Equity Awards held by the executive shall remain outstanding. Some vested Equity Awards may be subject to repurchase by the Company (i) at cost, in the case of the executive’s termination for “cause,” resignation or executive’s violation of certain covenants not to compete with the Company, or (ii) at the then-current fair market value, in the case of executive’s termination without “cause,” death or disability. For certain of the named executive officers, however, the Company has waived its repurchase rights with respect to such executive’s Equity Awards.

Directors Compensation

Infor, Inc.

Non-Equity
	Fees Earned	Stock		Option	Incentive Plan	All Other
	or Paid in Cash	Awards		Awards	Compensation	Compensation		Total
Name	($)	($)		($)	($)	($)		($)
Jim Schaper	—	705,000	(1)	—	—	501,995	(2)	1,206,995
David Dominik	—	—		—	—	—		—
Prescott Ashe	—	—		—	—	—		—
Stewart Bloom	—	—		—	—	—		—
C.J. Fitzgerald	—	—		—	—	—		—
Rishi Chandna	—	—		—	—	—		—

(1)	MIU awards for Class C Units originally granted May 31, 2012, which vested 50.0% upon grant, 35.0% on December 31, 2013 and 15.0% on December 31, 2014. Modified on January 10, 2016, to allow Mr. Schaper to put certain related shares to the Company at a premium over fair value on July 30, 2016 and January 10, 2017. This amount reflects the incremental fair value at the modification date of January 10, 2016.
(2)	Mr. Schaper’s compensation includes $482,500 salary earned during fiscal 2016, $13,674 estimated value of personal use of the Company’s aircraft, $3,421 in reimbursements for personal estate and financial planning, and $2,400 in Company matching 401(k) contributions.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2016. This report is provided by the following directors, as members of the Compensation Committee:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 15, 2016, certain information with respect to the beneficial ownership of the Common Stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each fiscal 2016 named executive officer listed in the Summary Compensation Table and all of our fiscal 2016 executive officers and directors as a group.

	Number of	Percent of
	Shares of Stock	Common
Name of Beneficial Holder	Owned	Stock
Golden Gate Capital (1)	783	78.3%
Summit Partners (2)	214	21.4%
David Dominik (3)	783	78.3%
Prescott Ashe (3)	783	78.3%
Rishi Chandna (3)	783	78.3%
C.J. Fitzgerald (4)	214	21.4%
Jim Schaper (5)	—	—
Charles Phillips (6)	—	—
Kevin Samuelson	—	—
Jeffrey Laborde (7)	—	—
Nicole Anasenes	—	—
Duncan Angove (8)	—	—
Stephan Scholl (9)	—	—
Pam Murphy (10)	—	—
Stewart Bloom	—	—
All Directors and Officers (3)(4)	997	99.7%

(1)	Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: (i) 1,306,980.25 Class A Units of Infor Enterprise and 12,826,768.96 Class B Units of Infor Enterprise held, directly or indirectly, by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P., (ii) 25,839,419.72 Class B Units of Infor Enterprise held by SoftBrands Holdings, LLC, of which investment funds affiliated with Golden Gate Capital hold 99.48% of the outstanding voting securities, (iii) 25,034,619.74 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Golden Gate Capital hold, directly or indirectly, approximately 91.03% of the outstanding voting securities, and (iv) 1,908,784 Preferred Units of Infor Enterprise held, directly or indirectly, by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P. The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein. Preferred Units of Infor Enterprise have no voting rights.
(2)	Shares beneficially owned by entities affiliated with and advised by Summit Partners as follows: (i) 15,392,122.75 Class B Units of Infor Enterprise held by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P., (ii) 2,337,586.40 Class D Units of Infor Enterprise held by Infor Global Solutions Parent Ltd., of which investment funds affiliated with Summit Partners hold approximately 8.50% of the outstanding voting securities, and (iii) 757,216 Preferred Units of Infor Enterprise held, directly or indirectly, by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares. Preferred Units of Infor Enterprise have no voting rights.
(3)	Consists of the units listed in footnote (1) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Dominik and Ashe serves as a managing director of Golden Gate Capital and Mr. Chandna serves as a principal of Golden Gate Capital and each may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Dominik, Ashe and Chandna disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(4)	Consists of the units listed in footnote (2) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Schaper does currently own 376,629 Class C Units of Infor Enterprise, which were granted to Mr. Schaper for no monetary consideration.
(6)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Phillips does currently own 1,327,350 Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration.
(7)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Laborde does currently own 100,000 Class C Units of Infor Enterprise, which were granted to Mr. Laborde for no monetary consideration. Effective as of July 12, 2016, Mr. Laborde resigned from the Company and forfeited 300,000 unvested Class C Units.
(8)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own 715,865 Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration.
(9)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own 715,865 Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration.
(10)	Class C Units of Infor Enterprise have no voting rights. Accordingly, only holders of Class A Units, Class B Units and Class D Units of Infor Enterprise have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own 306,744 Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Infor Enterprise, an affiliate of the parent company of Infor, established an “Executive Liquidity Program,” which authorized the buy back from certain of our executives up to $120.5 million in MIUs. These MIUs are for Class C non-voting Units of Infor Enterprise. Pursuant to the Executive Liquidity Program, such executives were given a put option on certain of their MIUs, pursuant to which these MIUs would be sold to Infor Enterprise on predetermined dates. Throughout fiscal 2016, a total of 16 employees exercised put options on approximately 0.8 million MIUs, and Infor Enterprise paid a total of $20.9 million to repurchase such MIUs. Throughout fiscal 2015, a total of 19 employees exercised put options on approximately 1.9 million MIUs, and Infor Enterprise paid a total of $50.4 million to repurchase such MIUs. The payment of these equity distributions were funded primarily through Infor dividend distributions to Infor Enterprise.

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

Item 14. Principal Accounting Fees and Services

For the fiscal years ended April 30, 2016 and 2015, PricewaterhouseCoopers LLP (PwC) served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2016 and 2015, respectively.

Service Type	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$5,589,164	$5,457,511
Audit-Related Fees (2)	530,200	17,075
Tax Fees (3)	57,001	136,094
All Other Fees (4)	10,919	51,531

Total	$6,187,284	$5,662,211

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for acquisition due diligence services, services related to regulatory matters and other audit related services.
(3)	Consists of fees incurred for tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for a subscription to an accounting and reporting library, consultation on defined benefit plans, VAT tax rate service and training.

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

INFOR, INC.

Dated: July 22, 2016	By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2(2)	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(2)	Registration Rights Agreement, dated April 1, 2015, by and among Infor (US), Inc., the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several dollar notes initial purchasers named therein, and Merrill Lynch International, on behalf of itself and as representative of the several euro notes initial purchasers named therein.

4.5(3)	Registration Rights Agreement, dated April 23, 2015, by and among Infor (US), Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of itself and as representative of the several initial purchasers named therein.

4.6(4)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.7	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.6).

10.1(5)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(5)	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(6)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(7)	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(8)	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(9)	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(10)	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.8(11)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.9(11)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.10(11)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.11(11)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.12(11)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.13(11)	Amendment to Employment Agreement, dated January 13, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.14(11)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(11)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.16(11)	Amended and Restated Employment Agreement, dated December 6, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and C. James Schaper.

Number	Description

10.17(12)	Amendment to Amended and Restated Employment Agreement, dated June 27, 2014, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.18(13)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.19(14)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.20(15)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.21(15)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

10.22(17)	Employment Agreement, dated July 12, 2016, between Infor (US), Inc., a Delaware corporation, and Kevin Samuelson.

10.23(18)	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde.

12.1(16)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(16)	Subsidiaries of Infor, Inc.

24.1(16)	Powers of Attorney (included on signature page)

31.1(18)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(18)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Kevin Samuelson

31.3(16)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.4(16)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Jeffrey M. Laborde

32.1(16)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(16)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Jeffrey M. Laborde

101.INS (16)	XBRL Instance Document.

101.SCH (16)	XBRL Taxonomy Extension Schema.

101.CAL (16)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF (16)	XBRL Taxonomy Definition Linkbase.

101.LAB (16)	XBRL Taxonomy Extension Label Linkbase.

101.PRE (16)	XBRL Taxonomy Extension Presentation Linkbase.

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
vi.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on April 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(5)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(6)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(7)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(8)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(9)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(10)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(11)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(12)	Incorporated by reference to the Form 10-K filed on July 28, 2014.
(13)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(14)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(15)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(16)	Previously furnished or filed with the Company’s Form 10-K for fiscal 2016 filed on June 23, 2016.

(17)	Incorporated by reference to the Form 8-K filed on July 15, 2016.
(18)	Filed herewith.