Form 10-Q
period 2016-07-31
Infor, Inc.
filed 2016-09-09
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

The number of shares of our common stock outstanding on September 7, 2016, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed with the SEC on June 23, 2016 (our Annual Report on Form 10-K), and those that may be discussed in this Quarterly Report on Form 10-Q under Part II, Item 1A, Risk Factors.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents that we file from time to time with the SEC including our Quarterly Reports on Form 10-Q.

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company (as defined below), through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/infor-investors-relations/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “Company” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Quarterly Report on Form 10-Q.

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	July 31,	April 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$511.2	$705.7
Accounts receivable, net	349.9	391.9
Prepaid expenses	153.3	151.2
Income tax receivable	67.0	61.2
Other current assets	22.3	22.9
Deferred tax assets	43.4	43.1

Total current assets	1,147.1	1,376.0
Property and equipment, net	139.7	125.0
Intangible assets, net	887.5	896.6
Goodwill	4,477.0	4,398.0
Deferred tax assets	70.0	76.1
Other assets	101.0	134.3

Total assets	$6,822.3	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80.8	$116.8
Income taxes payable	49.1	40.7
Accrued expenses	371.8	432.7
Deferred tax liabilities	1.4	1.3
Deferred revenue	936.9	936.7
Current portion of long-term obligations	—	56.3

Total current liabilities	1,440.0	1,584.5
Long-term debt, net	5,635.7	5,653.7
Deferred tax liabilities	132.4	127.3
Other long-term liabilities	220.8	239.4

Total liabilities	7,428.9	7,604.9

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	146.5	140.0
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2016 and April 30, 2016	—	—
Additional paid-in capital	1,222.5	1,175.7
Receivable from stockholders	(36.9)	(36.9)
Accumulated other comprehensive (loss) income	(228.7)	(193.0)
Accumulated deficit	(1,720.3)	(1,694.8)

Total Infor, Inc. stockholders’ deficit	(763.4)	(749.0)
Noncontrolling interests	10.3	10.1

Total stockholders’ deficit	(753.1)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,822.3	$7,006.0

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2016	2015
Revenues:
Software license fees	$75.3	$81.5
SaaS subscriptions	90.1	39.5

Software license fees and subscriptions	165.4	121.0
Product updates and support fees	353.1	356.6

Software revenues	518.5	477.6
Consulting services and other fees	183.1	162.7

Total revenues	701.6	640.3

Operating expenses:
Cost of software license fees (1)	15.5	13.0
Cost of SaaS subscriptions (1)	37.4	18.2
Cost of product updates and support fees (1)	61.4	61.7
Cost of consulting services and other fees (1)	141.9	138.8
Sales and marketing	124.9	101.4
Research and development	110.1	99.2
General and administrative	51.0	44.2
Amortization of intangible assets and depreciation	57.8	56.7
Restructuring costs	20.0	1.8
Acquisition-related and other costs	3.9	2.0

Total operating expenses	623.9	537.0

Income from operations	77.7	103.3

Other expense, net:
Interest expense, net	80.3	72.6
Other (income) expense, net	15.0	(37.2)

Total other expense, net	95.3	35.4

Income (loss) before income tax	(17.6)	67.9
Income tax provision	7.8	10.4

Net income (loss)	(25.4)	57.5
Net income attributable to noncontrolling interests	0.1	—

Net income (loss) attributable to Infor, Inc.	$(25.5)	$57.5

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2016	2015
Net income (loss)	$(25.4)	$57.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(38.6)	(64.8)
Change in defined benefit plan funding status, net of tax	1.4	0.2
Unrealized gain (loss) on derivative instruments, net of tax	1.5	0.6

Total other comprehensive income (loss)	(35.7)	(64.0)

Comprehensive income (loss)	(61.1)	(6.5)

Noncontrolling interests comprehensive income (loss)	0.1	—

Comprehensive income (loss) attributable to Infor, Inc.	$(61.2)	$(6.5)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(25.4)	$57.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57.8	56.7
Provision for doubtful accounts, billing adjustments and sales allowances	6.0	5.0
Deferred income taxes	(1.3)	5.9
Non-cash loss (gain) on foreign currency	15.0	(36.9)
Non-cash interest	7.0	5.8
Equity-based compensation expense	3.5	1.3
Other	0.4	0.8
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	5.4	(17.9)
Accounts receivable, net	43.7	55.1
Income tax receivable/payable, net	(7.3)	(10.6)
Deferred revenue	7.4	26.8
Accounts payable, accrued expenses and other liabilities	(101.6)	(20.3)

Net cash provided by operating activities	10.6	129.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(141.7)	—
Change in restricted cash	1.0	0.1
Purchases of property, equipment and software	(26.8)	(9.5)

Net cash used in investing activities	(167.5)	(9.4)

Cash flows from financing activities:
Equity contributions	144.0	—
Dividends paid	(111.5)	(17.0)
Loans to stockholders	—	(1.6)
Payments on capital lease obligations	(1.2)	(0.7)
Payments on long-term debt	(61.7)	(8.5)
Other	(0.4)	(0.4)

Net cash used in financing activities	(30.8)	(28.2)

Effect of exchange rate changes on cash and cash equivalents	(6.8)	(5.1)

Net (decrease) increase in cash and cash equivalents	(194.5)	86.5
Cash and cash equivalents at the beginning of the period	705.7	526.7

Cash and cash equivalents at the end of the period	$511.2	$613.2

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of April 30, 2016, and other amounts presented herein as of April 30, 2016, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K.

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

Noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Condensed Consolidated Balance Sheets, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interest that we report relates to an 18.52% interest in GT Nexus that Infor does not own. See Note 3, Acquisitions. The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below).

The following table presents a summary of the changes in the redeemable noncontrolling interests for the periods indicated:

Three Months Ended
(in millions)	July 31, 2016
Beginning of period	$140.0
Net loss attributable to redeemable noncontrolling interests	(0.1)
Accretion of redeemable noncontrolling interests redemption value	6.6

End of period	$146.5

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

In the third quarter of fiscal 2016, we acquired a 16.67% equity interest in LogicBlox-Predictix Holdings, Inc. (Predictix), for $25.0 million pursuant to the Stock Purchase Agreement dated as of January 18, 2016 (the Predictix Stock Purchase Agreement), by and among Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, and Predictix and the stockholder parties signatory thereto. We accounted for our investment in Predictix under the cost method in accordance with applicable accounting principles as we did not have significant influence over Predictix. As of April 30, 2016, our investment in Predictix had a carrying value of approximately $25.0 million. On June 27, 2016, we acquired the remaining issued and outstanding capital stock of Predictix and we discontinued the cost method accounting treatment from that date forward. See Note 3, Acquisitions.

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the first quarter of each fiscal year is from May 1 through July 31. Unless otherwise stated, references to the years 2017 and 2016 relate to our fiscal years ended April 30, 2017 and 2016, respectively. References to future years also relate to our fiscal years ending April 30.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2016, which are included in our Annual Report on Form 10-K. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Revenue Recognition

We generate revenues primarily by licensing software and SaaS subscriptions, providing software support and product updates and providing consulting services to our customers. We record software license, product updates and support, and related service revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and we record revenues related to non-software deliverables such as SaaS subscriptions and related service revenue in accordance with guidance provided by ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes.

Our software license fees revenues are primarily from sales of perpetual software licenses granting customers use of our software products. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured.

Our SaaS subscriptions revenues are primarily from granting customers access to software products through our SaaS subscription offerings. SaaS subscription revenues are recognized over the contract term once the software is made available for use in an environment hosted, supported, and maintained by Infor.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2016	$13.5
Provision	3.5
Write-offs and recoveries	(3.0)
Currency translation effect	(0.2)

Balance, July 31, 2016	$13.8

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2016	$10.4
Provision	2.5
Write-offs	(2.1)
Currency translation effect	(0.4)

Balance, July 31, 2016	$10.4

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the applicable period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations. Foreign currency gains or losses related to intercompany transactions considered to be long-term investments are included in other comprehensive income (loss) as a net credit or charge.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $14.8 million and a net foreign exchange gain of $36.9 million for the three months ended July 31, 2016 and 2015, respectively.

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

Not applicable

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

As of the date of this Quarterly Report on Form 10-Q, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2017

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc., for approximately $125.6 million, net of cash acquired (the Predictix Acquisition). This is in addition to the 16.67% equity interest we acquired in the third quarter of fiscal 2016 for $25.0 million. See Note 1, Nature of Business and Basis of Presentation, Cost Method Investments. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complements and further expands offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to Infor’s parent company by its current equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners. See Note 17, Related Party Transactions- Equity Contributions. The results of operations of Predictix have been included in our results of operations from the date of the Predictix Acquisition.

We recorded approximately $36.1 million of identifiable intangible assets and $132.4 million of goodwill related to the Predictix Acquisition. The acquired intangible assets relating to Predictix’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and twelve years, respectively. We have determined that the goodwill arising from the Predictix Acquisition will not be deductible for tax purposes.

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.6 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services with approximately 250 employees and more than 500 customers in 22 countries, with a concentration in Europe. The Merit Acquisition brings decades of experience of Infor M3 consulting services that will expand and enhance Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

We recorded approximately $9.0 million of identifiable intangible assets and $17.0 million of goodwill related to the Merit Acquisition. The acquired intangible assets relating to Merit’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately two, two and eight years, respectively. We have determined that the goodwill arising from the Merit Acquisition will not be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Predictix and Merit are preliminary as of July 31, 2016. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. These acquisitions were not significant for financial reporting purposes, and their related results were not material to our results for the three months ended July 31, 2016.

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

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 11, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six years, twelve years and three years, respectively. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represents operating efficiencies expected to be realized. We determined that the goodwill arising from the GT Nexus Acquisition will not be deductible for tax purposes.

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

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $73.7 million and $54.2 million at July 31, 2016 and April 30, 2016, respectively.

Contingent Consideration

The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations.

The purchase consideration related to one of our pre-fiscal 2016 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of July 31, 2016, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which will be paid in the second quarter of fiscal 2017.

In addition, the purchase consideration related to the Merit Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreement. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and $12.0 million. As of July 31, 2016, we have recorded a liability for the estimated fair value of this contingent consideration arrangement of $7.4 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2016	$1,259.1	$2,844.5	$294.4	$4,398.0
Goodwill acquired	122.1	1.6	25.7	149.4
Currency translation effect	(15.4)	(50.0)	(5.0)	(70.4)

Balance, July 31, 2016	$1,365.8	$2,796.1	$315.1	$4,477.0

Goodwill acquired during the first quarter of fiscal 2017 totaled $149.4 million and related to the Predictix Acquisition and the Merit Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2016. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2015. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2016. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2016 and April 30, 2016:

	July 31, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$9.1	$9.1
Derivative instruments	—	13.0	—	13.0

Total	$—	$13.0	$9.1	$22.1

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.0	$—	$—	$80.0

Total	$80.0	$—	$—	$80.0

Liabilities
Contingent consideration	$—	$—	$1.7	$1.7
Derivative instruments	—	15.4	—	15.4

Total	$—	$15.4	$1.7	$17.1

Cash equivalents include funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to one of our fiscal 2013 acquisitions and the Merit Acquisition. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services and license revenue, and the ratio of EBITDA to total revenue. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liability is included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2017 or fiscal 2016. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2016	$1.7
Contingent consideration	7.5
Currency translation effect	(0.1)

Balance, July 31, 2016	$9.1

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of July 31, 2016, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2016 and April 30, 2016, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At July 31, 2016 and April 30, 2016, the total carrying value of our long-term debt was approximately $5.6 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.7 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	July 31, 2016	April 30, 2016
Accounts receivable	$314.3	$363.0
Unbilled accounts receivable	49.4	42.4
Less: allowance for doubtful accounts	(13.8)	(13.5)

Accounts receivable, net	$349.9	$391.9

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	July 31, 2016			April 30, 2016
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,004.9	$1,311.1	$693.8	$2,004.0	$1,305.2	$698.8	2 - 15
Acquired and developed technology	1,125.2	939.1	186.1	1,126.7	936.7	190.0	2 - 11
Tradenames	137.8	130.2	7.6	138.3	130.5	7.8	1 - 20

Total	$3,267.9	$2,380.4	$887.5	$3,269.0	$2,372.4	$896.6

(1)	Net intangible assets decreased from April 30, 2016 to July 31, 2016 by approximately $7.5 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2016	2015
Customer contracts and relationships	$28.7	$32.7
Acquired and developed technology	18.6	16.4
Tradenames	0.6	0.1

Total	$47.9	$49.2

The estimated future annual amortization expense related to these intangible assets as of July 31, 2016, was as follows:

(in millions)
Fiscal 2017 (remaining 9 months)	$138.2
Fiscal 2018	139.0
Fiscal 2019	120.1
Fiscal 2020	111.6
Fiscal 2021	104.5
Fiscal 2022	63.0
Thereafter	211.1

Total	$887.5

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	July 31, 2016	April 30, 2016
Compensation and employee benefits	$142.4	$165.9
Taxes other than income	17.2	26.9
Royalties and partner commissions	46.2	55.5
Litigation	2.2	1.9
Professional fees	10.2	8.5
Subcontractor expense	5.1	6.2
Interest	52.9	77.8
Restructuring	28.4	14.9
Asset retirement obligations	0.9	2.3
Deferred rent	3.3	2.9
Other	63.0	69.9

Accrued expenses	$371.8	$432.7

Included above in other accrued expenses as of April 30, 2016, was approximately $17.5 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. These dividends were settled in the first quarter of fiscal 2017. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2016	2015
Cost of product updates and support fees	$0.1	$0.1
Sales and marketing	0.7	0.3
Research and development	0.2	0.3
General and administrative	2.5	0.6

Total	$3.5	$1.3

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

Fiscal 2017 Restructuring Charges

During the first quarter of fiscal 2017, we incurred restructuring costs of $21.1 million related to employee severance costs primarily for personnel actions taken in our EMEA region effecting all functional areas. During the first three months of fiscal 2017, we made cash payments of approximately $1.3 million related to these actions. We expect to complete the majority of these actions during the remainder of fiscal 2017.

Fiscal 2017 Acquisition-Related Charges

During the first quarter of fiscal 2017, we incurred restructuring costs of $0.4 million in employee severance costs related to the operations of our current quarter acquisitions. We expect to complete the majority of these actions during the remainder of fiscal 2017.

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs for employee severance costs related to personnel actions across all functions primarily in the Americas and EMEA regions, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During the first quarter of fiscal 2017, we recorded restructuring cost reversals of $1.4 million and we made cash payments of approximately $4.4 million related to these actions. We expect to complete these actions during the remainder of fiscal 2017.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During the first quarter of fiscal 2017, we made cash payments of $0.9 million related to these actions. We expect to complete these actions during the remainder of fiscal 2017.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2016, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. During the first three months of fiscal 2017, we recorded restructuring cost reversals of $0.1 million and we made net cash payments of $0.2 million. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended July 31, 2016. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense), adjustments to the accrual that were reclasses between balance sheet accounts (Other), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2016	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance July 31, 2016	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2017 restructuring
Severance	$—	$21.1	$—	$—	$0.3	$(1.3)	$20.1	$21.1	$21.1

Total fiscal 2017 restructuring	—	21.1	—	—	0.3	(1.3)	20.1	21.1	21.1

Fiscal 2017 acquisition-related
Severance	—	0.4	—	—	—	—	0.4	0.4	0.4

Total fiscal 2017 acquisition-related	—	0.4	—	—	—	—	0.4	0.4	0.4

Fiscal 2016 restructuring
Severance	11.1	—	(1.2)	(0.8)	(0.2)	(3.4)	5.5	17.0	17.0
Facilities and other	4.0	—	(0.2)	0.8	—	(1.0)	3.6	5.2	5.2

Total fiscal 2016 restructuring	15.1	—	(1.4)	—	(0.2)	(4.4)	9.1	22.2	22.2

Fiscal 2016 acquisition-related
Severance	0.7	—	—	—	—	(0.4)	0.3	1.3	1.3
Facilities and other	3.1	—	—	(0.1)	—	(0.5)	2.5	3.6	3.6

Total fiscal 2016 acquisition-related	3.8	—	—	(0.1)	—	(0.9)	2.8	4.9	4.9

Previous restructuring
Severance	0.5	—	(0.1)	—	—	(0.2)	0.2	22.8	22.8

Total previous restructuring	0.5	—	(0.1)	—	—	(0.2)	0.2	22.8	22.8

Previous acquisition-related
Severance	0.1	—	—	—	—	—	0.1	40.5	40.5
Facilities and other	0.3	—	—	—	—	—	0.3	4.0	4.0

Total previous acquisition-related	0.4	—	—	—	—	—	0.4	44.5	44.5

Total restructuring	$19.8	$21.5	$(1.5)	$(0.1)	$0.1	$(6.8)	$33.0	$115.9	$115.9

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

	Three Months Ended
	July 31,
(in millions)	2016	2015
License	$2.7	$1.0
Maintenance	5.7	0.6
Consulting	4.0	0.1
General and administrative and other functions	7.6	0.1

Total restructuring costs	$20.0	$1.8

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2016			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$453.5	$450.0	3.750%	$461.8	$458.1	3.750%
First lien Term B-5 due June 3, 2020	2,400.4	2,330.4	3.750%	2,447.5	2,373.2	3.750%
First lien Euro Term B due June 3, 2020	370.6	366.7	4.000%	386.2	382.0	4.000%
5.75% first lien senior secured notes due August 15, 2020	500.0	482.0	5.750%	500.0	481.1	5.750%
6.5% senior notes due May 15, 2022	1,630.0	1,620.1	6.500%	1,630.0	1,619.7	6.500%
5.75% senior notes due May 15, 2022	391.4	386.5	5.750%	401.0	395.9	5.750%
Deferred financing fees, debt discounts and premiums, net	(110.2)	—		(116.5)	—

Total long-term debt	5,635.7	5,635.7		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,635.7	$5,635.7		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at July 31, 2016 and April 30, 2016 was 4.86% and 4.85%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of July 31, 2016:

(in millions)
Fiscal 2017 (remaining 9 months)	$—
Fiscal 2018	—
Fiscal 2019	1.6
Fiscal 2020	16.9
Fiscal 2021	3,706.0
Fiscal 2022	—
Thereafter	2,021.4

Total	$5,745.9

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum. See Note 19, Subsequent Events – Credit Agreement Amendment.

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

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000%. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

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

Unrestricted Subsidiary

We have designated Infor Retail Holdings, Inc. (Infor Retail Holdings), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of Infor Retail Holdings are included in our Condensed Consolidated Financial Statements. As required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Infor Retail Holdings includes the financial position and results of operations of Predictix, which we acquired in the first quarter of fiscal 2017. See Note 3, Acquisitions. As of April 30, 2016, prior to the Predictix Acquisition, the financial position of Infor Retail Holdings only reflected our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment was included in other assets on our Condensed Consolidated Balance Sheets as of April 30, 2016.

Infor Retail Holdings’ financial position as of July 31, 2016 and its results of operations for the first quarter of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended July 31, 2016. Infor Retail Holdings held assets totaling $170.9 million, primarily intangible assets and goodwill, and liabilities of $21.1 million as of July 31, 2016. For the three months ended July 31, 2016, Infor Retail Holdings recorded revenues of $1.8 million and a loss from operations of $2.0 million.

Deferred Financing Fees, Debt Discounts and Premiums

As of July 31, 2016 and April 30, 2016, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $95.1 million and $100.2 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.9 million and $1.2 million as of July 31, 2016 and April 30, 2016, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. For the three months ended July 31, 2016 and 2015, we amortized $5.4 million and $4.5 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $15.1 million and $16.3 million as of July 31, 2016 and April 30, 2016, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of July 31, 2016 and April 30, 2016, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended
	July 31,
(in millions, except percentages)	2016	2015
Income tax provision	$7.8	$10.4
Effective income tax rate	(44.3)%	15.3%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, an increase in foreign taxes resulting from entity rationalizations, a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

During the upcoming twelve months ending July 31, 2017, we expect a net reduction of approximately $26.0 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $113.4 million and $119.2 million as of July 31, 2016 and April 30, 2016, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	Foreign	Funded Status	Derivative	Accumulated
	Currency	of Defined	Instruments	Other
	Translation	Benefit	Unrealized	Comprehensive
(in millions)	Adjustment	Pension Plan(1)	Gain (Loss)(2)	Income (Loss)
Balance, April 30, 2016	$(167.4)	$(16.1)	$(9.5)	$(193.0)

Other comprehensive income (loss)	(38.6)	1.4	1.5	(35.7)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Other comprehensive income (loss) attributable to Infor, Inc.	(38.6)	1.4	1.5	(35.7)

Balance, July 31, 2016	$(206.0)	$(14.7)	$(8.0)	$(228.7)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.0 million and $4.0 million as of July 31, 2016 and April 30, 2016, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $5.1 million and $5.9 million as of July 31, 2016 and April 30, 2016, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
July 31, 2016
Foreign currency translation adjustment	$(38.6)	$—	$(38.6)
Change in funded status of defined benefit plans	1.4	—	1.4
Derivative instruments unrealized loss	(0.6)	0.2	(0.4)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$(34.8)	$(0.9)	$(35.7)

July 31, 2015
Foreign currency translation adjustment	$(64.8)	$—	$(64.8)
Change in funded status of defined benefit plans	0.2	—	0.2
Derivative instruments unrealized loss	(2.0)	0.8	(1.2)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$(63.6)	$(0.4)	$(64.0)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.5 million and $13.1 million for the three-month periods ended July 31, 2016 and July 31, 2015, respectively.

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

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of July 31, 2016 and April 30, 2016, we have accrued $2.2 million and $1.9 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2016 and April 30, 2016.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
	Notional	Derivative	Classification	July 31,	April 30,
(in millions, except percentages)	Amount	Base	Asset (Liability)	2016	2016
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(5.7)	$(5.2)
			Other long-term liabilities	(0.2)	(1.7)
Interest rate swap	212.6	2.4740%	Accrued expenses	(2.8)	(2.6)
			Other long-term liabilities	(0.1)	(0.9)
Interest rate swap	212.6	2.4750%	Accrued expenses	(2.8)	(2.6)
			Other long-term liabilities	(0.1)	(0.9)
Interest rate swap	94.5	2.4725%	Accrued expenses	(1.2)	(1.1)
			Other long-term liabilities	(0.1)	(0.4)

Total	$945.0		Total, net asset (liability)	$(13.0)	$(15.4)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended
	Statement of	July 31,
(in millions)	Operations Location	2016	2015
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.6)	$(2.0)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$3.0

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of July 31, 2016, approximately $12.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately 14 months.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
July 31, 2016
Revenues	$166.1	$353.4	$183.1	$702.6
Cost of revenues	51.9	61.3	141.9	255.1
Direct sales and other costs	97.7	—	12.6	110.3

Sales margin	$16.5	$292.1	$28.6	$337.2

Sales margin %	9.9%	82.7%	15.6%	48.0%
July 31, 2015
Revenues	$121.0	$357.0	$162.7	$640.7
Cost of revenues	30.1	61.6	138.8	230.5
Direct sales and other costs	88.0	—	—	88.0

Sales margin	$2.9	$295.4	$23.9	$322.2

Sales margin %	2.4%	82.7%	14.7%	50.3%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2016	2015
Reportable segment revenues	$702.6	$640.7
Purchase accounting revenue adjustments (1)	(1.0)	(0.4)

Total revenues	$701.6	$640.3

Reportable segment sales margin	$337.2	$322.2
Other unallocated costs and operating expenses (2)	181.7	160.4
Amortization of intangible assets and depreciation	57.8	56.7
Restructuring costs	20.0	1.8

Income from operations	77.7	103.3
Total other expense, net	95.3	35.4

Income (loss) before income tax	$(17.6)	$67.9

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2016
Software license fees	$47.1	$22.7	$5.5	$75.3
SaaS subscriptions	70.1	10.4	9.6	90.1

Software license fees and subscriptions	117.2	33.1	15.1	165.4
Product updates and support fees	227.8	98.5	26.8	353.1

Software revenues	345.0	131.6	41.9	518.5
Consulting services and other fees	94.7	73.3	15.1	183.1

Total revenues	$439.7	$204.9	$57.0	$701.6

July 31, 2015
Software license fees	$53.2	$22.1	$6.2	$81.5
SaaS subscriptions	34.4	3.9	1.2	39.5

Software license fees and subscriptions	87.6	26.0	7.4	121.0
Product updates and support fees	230.6	99.2	26.8	356.6

Software revenues	318.2	125.2	34.2	477.6
Consulting services and other fees	85.2	64.9	12.6	162.7

Total revenues	$403.4	$190.1	$46.8	$640.3

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
July 31, 2016	$108.4	$19.5	$11.8	$139.7
April 30, 2016	$92.9	$20.4	$11.7	$125.0

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2016	2015
United States	$400.9	$362.8
All other countries	300.7	277.5

Total revenues	$701.6	$640.3

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	July 31,	April 30,
(in millions)	2016	2016
United States	$106.2	$90.5
All other countries	33.5	34.5

Total long-lived tangible assets	$139.7	$125.0

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

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2016	2015
Golden Gate Capital	$1.4	$1.4
Summit Partners	0.6	0.5

Total management fees and expenses	$2.0	$1.9

At July 31, 2016, approximately $2.0 million of these fees primarily related to Golden Gate Capital remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.2 million in the three months ended July 31, 2016, and $0.2 million in the comparable period of fiscal 2016. We had no sales to companies owned by Summit Partners in the first three months of fiscal 2017 or the corresponding prior period.

In addition, we have made payments to companies owned by Golden Gate Capital for products and services of $4.5 million and $0.1 million in the first quarter of fiscal 2017 and 2016, respectively. We have made payments or accrued amounts to be paid to companies owned by Summit Partners for products and services of $0.2 million in first three months of fiscal 2016, with none in the current quarter.

In connection with the issuance of our Senior Secured Notes in the second quarter of fiscal 2016, we capitalized as deferred financing fees $2.5 million in fees paid to Angel Island Capital Services, LLC, an affiliate of Golden Gate Capital and we expensed buyer transaction fees of approximately $4.8 million payable to Golden Gate Capital and $1.9 million payable to Summit Partners in connection with the GT Nexus Acquisition. These transaction fees were included in acquisition-related and other costs in our Condensed Consolidated Statement of Operations for fiscal 2016. The deferred financing fees were included in other long-term liabilities on our Condensed Consolidated Balance Sheets as of April 30, 2016. In addition, in connection with the Predictix Acquisition we expensed buyer transaction fees of approximately $1.1 million payable to Golden Gate Capital and $0.4 million payable to Summit Partners in the first quarter of fiscal 2017. The buyer transaction fees related to the GT Nexus Acquisition and the Predictix Acquisition were paid to Golden Gate Capital and Summit in the first quarter of fiscal 2017.

Equity Contributions

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix. In conjunction with the Predictix Acquisition, our Sponsors made new capital contribution to Infor Enterprise, an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

Dividends Paid to Affiliates

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $94.0 million. The dividend relates to the funding of HoldCo’s quarterly interest on the HoldCo Notes due November 1, 2016 as well as funding of future interest payments related to the HoldCo Notes and future amounts due under our Tax Allocation Agreement. HoldCo then contributed equity of $67.0 million to Infor, Inc.

In addition, in the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $17.5 million related to the funding of quarterly interest on our affiliate’s debt. In April 2016, HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $0.1 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.5 million, which were accrued as of April 30, 2016, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $9.1 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 2, 2016.

In the first three months of fiscal 2016, we paid dividends to HoldCo totaling $17.0 million related to the funding of quarterly interest on our affiliate’s debt. In April 2015, HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $1.2 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.0 million, which were accrued as of April 30, 2015, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $8.5 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 1, 2015.

In future periods, we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, primarily HoldCo, of $36.9 million as of July 31, 2016 and April 30, 2016. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, Inc., and HoldCo (the Tax Allocation Agreement). Infor is included in the GGC Software Parent, Inc. consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group.

Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first three months of fiscal 2017 and 2016, we made payments of $9.1 million and $8.5 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $6.1 million and $9.1 million payable under the Tax Allocation Agreement as of July 31, 2016 and April 30, 2016, respectively.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2016 and April 30, 2016, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss), and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2016 and 2015.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, Infor Retail Holdings, which is included in the Non-Guarantor Subsidiaries column. See Note 11, Debt – Unrestricted Subsidiary.

Condensed Consolidating Balance Sheets

	July 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48.2	$—	$463.0	$—	$511.2
Accounts receivable, net	—	154.2	8.6	187.1	—	349.9
Prepaid expenses	—	84.3	23.2	45.8	—	153.3
Income tax receivable	—	55.2	0.3	11.5	—	67.0
Other current assets	—	3.9	0.3	18.1	—	22.3
Affiliate receivable	—	71.2	156.1	42.0	(269.3)	—
Deferred tax assets	—	13.5	5.1	24.9	(0.1)	43.4

Total current assets	—	430.5	193.6	792.4	(269.4)	1,147.1
Property and equipment, net	—	87.6	8.6	43.5	—	139.7
Intangible assets, net	—	374.0	1.7	511.8	—	887.5
Goodwill	—	2,412.0	62.6	2,002.4	—	4,477.0
Deferred tax assets	0.2	—	9.7	70.0	(9.9)	70.0
Other assets	—	29.1	12.4	59.5	—	101.0
Affiliate receivable	—	463.0	0.1	72.9	(536.0)	—
Investment in subsidiaries	—	2,365.5	—	—	(2,365.5)	—

Total assets	$0.2	$6,161.7	$288.7	$3,552.5	$(3,180.8)	$6,822.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$56.7	$0.1	$24.0	$—	$80.8
Income taxes payable	—	—	—	49.1	—	49.1
Accrued expenses	—	161.2	30.0	180.6	—	371.8
Deferred tax liabilities	0.1	—	—	1.4	(0.1)	1.4
Deferred revenue	—	589.6	20.0	327.3	—	936.9
Affiliate payable	29.3	196.7	5.0	38.3	(269.3)	—
Current portion of long-term obligations	—	—	—	—	—	—

Total current liabilities	29.4	1,004.2	55.1	620.7	(269.4)	1,440.0
Long-term debt	—	5,635.7	—	—	—	5,635.7
Deferred tax liabilities	—	52.3	—	90.0	(9.9)	132.4
Affiliate payable	58.2	72.5	0.4	404.9	(536.0)	—
Other long-term liabilities	—	73.0	12.3	135.5	—	220.8
Losses in excess of investment in subsidiaries	676.0	—	—	—	(676.0)	—

Total liabilities	763.6	6,837.7	67.8	1,251.1	(1,491.3)	7,428.9
Redeemable noncontrolling interests	—	—	—	146.5	—	146.5
Total Infor, Inc. stockholders’ equity (deficit)	(763.4)	(676.0)	220.9	2,144.6	(1,689.5)	(763.4)
Noncontrolling interests	—	—	—	10.3	—	10.3

Total stockholders’ equity (deficit)	(763.4)	(676.0)	220.9	2,154.9	(1,689.5)	(753.1)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,161.7	$288.7	$3,552.5	$(3,180.8)	$6,822.3

	April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$143.1	$—	$562.6	$—	$705.7
Accounts receivable, net	—	177.9	9.2	204.8	—	391.9
Prepaid expenses	—	79.4	23.7	48.1	—	151.2
Income tax receivable	—	49.6	0.2	11.4	—	61.2
Other current assets	—	4.0	0.5	18.4	—	22.9
Affiliate receivable	—	95.6	144.6	48.0	(288.2)	—
Deferred tax assets	—	13.1	5.1	25.0	(0.1)	43.1

Total current assets	—	562.7	183.3	918.3	(288.3)	1,376.0
Property and equipment, net	—	71.9	9.2	43.9	—	125.0
Intangible assets, net	—	398.9	2.2	495.5	—	896.6
Goodwill	—	2,411.8	62.5	1,923.7	—	4,398.0
Deferred tax assets	0.2	—	11.2	76.0	(11.3)	76.1
Other assets	—	33.1	15.0	86.2	—	134.3
Affiliate receivable	—	668.9	0.1	70.0	(739.0)	—
Investment in subsidiaries	—	2,149.0	—	—	(2,149.0)	—

Total assets	$0.2	$6,296.3	$283.5	$3,613.6	$(3,187.6)	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$85.2	$—	$31.6	$—	$116.8
Income taxes payable	—	0.5	—	40.2	—	40.7
Accrued expenses	—	218.6	37.5	176.6	—	432.7
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	552.8	16.5	367.4	—	936.7
Affiliate payable	29.5	180.9	3.0	74.8	(288.2)	—
Current portion of long-term obligations	—	56.3	—	—	—	56.3

Total current liabilities	29.6	1,094.3	57.0	691.9	(288.3)	1,584.5
Long-term debt	—	5,653.7	—	—	—	5,653.7
Deferred tax liabilities	—	54.5	—	84.1	(11.3)	127.3
Affiliate payable	58.1	69.8	0.4	610.7	(739.0)	—
Other long-term liabilities	—	85.5	17.2	136.7	—	239.4
Losses in excess of investment in subsidiaries	661.5	—	—	—	(661.5)	—

Total liabilities	749.2	6,957.8	74.6	1,523.4	(1,700.1)	7,604.9
Redeemable noncontrolling interests	—	—	—	140.0	—	140.0
Total Infor, Inc. stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,940.1	(1,487.5)	(749.0)
Noncontrolling interests	—	—	—	10.1	—	10.1

Total stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,950.2	(1,487.5)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,296.3	$283.5	$3,613.6	$(3,187.6)	$7,006.0

Condensed Consolidating Statements of Operations

	Three Months Ended July 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$43.8	$0.9	$30.6	$—	$75.3
SaaS subscriptions	—	47.5	0.4	42.2	—	90.1

Software license fees and subscriptions	—	91.3	1.3	72.8	—	165.4
Product updates and support fees	—	207.0	8.4	137.7	—	353.1

Software revenues	—	298.3	9.7	210.5	—	518.5
Consulting services and other fees	—	76.3	4.7	102.1	—	183.1

Total revenues	—	374.6	14.4	312.6	—	701.6

Operating expenses:
Cost of software license fees	—	9.7	0.8	5.0	—	15.5
Cost of SaaS subscriptions	—	24.0	0.9	11.9	0.6	37.4
Cost of product updates and support fees	—	30.1	0.9	29.3	1.1	61.4
Cost of consulting services and other fees	—	53.9	3.8	81.9	2.3	141.9
Sales and marketing	—	68.7	7.1	47.7	1.4	124.9
Research and development	—	56.3	1.4	49.0	3.4	110.1
General and administrative	—	4.5	34.1	21.2	(8.8)	51.0
Amortization of intangible assets and depreciation	—	29.9	2.1	25.8	—	57.8
Restructuring costs	—	0.2	(0.1)	19.9	—	20.0
Acquisition-related and other costs	—	2.3	1.0	0.6	—	3.9
Affiliate (income) expense, net	—	55.3	(48.5)	(6.8)	—	—

Total operating expenses	—	334.9	3.5	285.5	—	623.9

Income from operations	—	39.7	10.9	27.1	—	77.7

Other expense, net:
Interest expense, net	—	80.3	—	—	—	80.3
Affiliate interest (income) expense, net	—	(9.1)	—	9.1	—	—
Other (income) expense, net	—	(10.5)	—	25.5	—	15.0

Total other expense, net	—	60.7	—	34.6	—	95.3

Income (loss) before income tax	—	(21.0)	10.9	(7.5)	—	(17.6)
Income tax provision (benefit)	—	(3.2)	1.4	9.6	—	7.8
Equity in (earnings) loss of subsidiaries	25.4	7.6	—	—	(33.0)	—

Net income (loss)	(25.4)	(25.4)	9.5	(17.1)	33.0	(25.4)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.1	—	0.1

Net income (loss) attributable to Infor, Inc.	$(25.4)	$(25.4)	$9.5	$(17.2)	$33.0	$(25.5)

	Three Months Ended July 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$45.7	$3.0	$32.8	$—	$81.5
SaaS subscriptions	—	33.7	0.2	5.6	—	39.5

Software license fees and subscriptions	—	79.4	3.2	38.4	—	121.0
Product updates and support fees	—	209.6	8.1	138.9	—	356.6

Software revenues	—	289.0	11.3	177.3	—	477.6
Consulting services and other fees	—	73.8	3.0	85.9	—	162.7

Total revenues	—	362.8	14.3	263.2	—	640.3

Operating expenses:
Cost of software license fees	—	7.4	0.9	4.7	—	13.0
Cost of SaaS subscriptions	—	14.6	0.8	2.5	0.3	18.2
Cost of product updates and support fees	—	31.0	0.6	29.0	1.1	61.7
Cost of consulting services and other fees	—	56.4	3.3	77.2	1.9	138.8
Sales and marketing	—	52.6	5.8	41.6	1.4	101.4
Research and development	—	55.7	1.9	38.9	2.7	99.2
General and administrative	—	4.3	28.4	18.9	(7.4)	44.2
Amortization of intangible assets and depreciation	—	35.5	3.2	18.0	—	56.7
Restructuring costs	—	0.5	(0.1)	1.4	—	1.8
Acquisition-related and other costs	—	1.9	0.1	—	—	2.0
Affiliate (income) expense, net	—	39.4	(31.2)	(8.2)	—	—

Total operating expenses	—	299.3	13.7	224.0	—	537.0

Income (loss) from operations	—	63.5	0.6	39.2	—	103.3

Other expense, net:
Interest expense, net	—	72.6	—	—	—	72.6
Affiliate interest (income) expense, net	—	(8.6)	—	8.6	—	—
Other (income) expense, net	—	(8.8)	—	(28.4)	—	(37.2)

Total other expense, net	—	55.2	—	(19.8)	—	35.4

Income (loss) before income tax	—	8.3	0.6	59.0	—	67.9
Income tax provision (benefit)	—	(1.2)	(0.7)	12.3	—	10.4
Equity in (earnings) loss of subsidiaries	(57.5)	(48.0)	—	—	105.5	—

Net income (loss)	57.5	57.5	1.3	46.7	(105.5)	57.5
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$57.5	$57.5	$1.3	$46.7	$(105.5)	$57.5

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended July 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(25.4)	$(25.4)	$9.5	$(17.1)	$33.0	$(25.4)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(38.6)	—	(38.6)
Defined benefit plan funding status, net of tax	—	—	—	1.4	—	1.4
Unrealized gain (loss) on derivative instruments, net of tax	—	1.5	—	—	—	1.5

Total other comprehensive income (loss)	—	1.5	—	(37.2)	—	(35.7)

Comprehensive income (loss)	(25.4)	(23.9)	9.5	(54.3)	33.0	(61.1)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	0.1	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$(25.4)	$(23.9)	$9.5	$(54.4)	$33.0	$(61.2)

	Three Months Ended July 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$57.5	$57.5	$1.3	$46.7	$(105.5)	$57.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(64.8)	—	(64.8)
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	0.6	—	—	—	0.6

Total other comprehensive income (loss)	—	0.6	—	(64.6)	—	(64.0)

Comprehensive income (loss)	57.5	58.1	1.3	(17.9)	(105.5)	(6.5)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$57.5	$58.1	$1.3	$(17.9)	$(105.5)	$(6.5)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended July 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$34.0	$1.7	$(25.1)	$—	$10.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(125.6)	—	(16.1)	—	(141.7)
Change in restricted cash	—	—	—	1.0	—	1.0
Purchases of property, equipment and software	—	(20.8)	(1.7)	(4.3)	—	(26.8)

Net cash used in investing activities	—	(146.4)	(1.7)	(19.4)	—	(167.5)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(0.3)	—	(0.9)	—	(1.2)
Payments on long-term debt	—	(61.7)	—	—	—	(61.7)
(Payments) proceeds from affiliate within group	—	47.4	—	(47.4)	—	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	17.5	—	(48.3)	—	(30.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.8)	—	(6.8)

Net increase (decrease) in cash and cash equivalents	—	(94.9)	—	(99.6)	—	(194.5)
Cash and cash equivalents at the beginning of the period	—	143.1	—	562.6	—	705.7

Cash and cash equivalents at the end of the period	$—	$48.2	$—	$463.0	$—	$511.2

	Three Months Ended July 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$108.5	$1.7	$19.0	$—	$129.2

Cash flows from investing activities:
Change in restricted cash	—	—	—	0.1	—	0.1
Purchases of property, equipment and software	—	(6.6)	(1.7)	(1.2)	—	(9.5)

Net cash used in investing activities	—	(6.6)	(1.7)	(1.1)	—	(9.4)

Cash flows from financing activities:
Dividends paid	—	(17.0)	—	—	—	(17.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.1)	—	(0.6)	—	(0.7)
Payments on long-term debt	—	(8.5)	—	—	—	(8.5)
(Payments) proceeds from affiliate within group	—	0.6	—	(0.6)	—	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	(27.0)	—	(1.2)	—	(28.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.1)	—	(5.1)

Net increase (decrease) in cash and cash equivalents	—	74.9	—	11.6	—	86.5
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$161.6	$—	$451.6	$—	$613.2

19. Subsequent Events

Starmount Acquisition

Subsequent to quarter end, on August 2, 2016, we acquired Starmount, Inc. (Starmount) for $55.3 million plus up to an additional $20.0 million if certain future performance conditions are met (the Starmount Acquisition). Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition will enable us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

Credit Agreement Amendment

Subsequent to quarter end, on August 15, 2016, we entered into the Seventh Amendment (the Amendment) to the Credit Agreement. The Amendment provides for, among other modifications to the Credit Agreement as set forth therein, a two year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits. As of the date hereof, the Revolver remains undrawn. See Note 11, Debt—Credit Facilities.

GT Nexus Call Option

Subsequent to quarter end, on September 7, 2016, we gave notice to GT Nexus of our intention to exercise our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition. The exercise of the call option will allow us to purchase the remaining 18.52% of GT Nexus from the holders of redeemable noncontrolling interests in GT Nexus. We anticipate exercising the call option in the second quarter of fiscal 2017 at a call price of approximately $138.0 million. Following completion of the purchase of the remaining interest in GT Nexus, GT Nexus will be a wholly-owned subsidiary of the Company. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 3, Acquisitions – Fiscal 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2016, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2016, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 15,060 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2017, the Americas, EMEA and APAC regions generated approximately 62.7%, 29.2% and 8.1% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

Fiscal 2017 Acquisitions

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.6 million, net of cash acquired (the Predictix Acquisition), after having acquired the 16.67% equity interest in the third quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. The Predictix Acquisition complements and further expands offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape.

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.6 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services. The Merit Acquisition brings decades of experience of Infor M3 consulting services that will expand and enhance Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

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

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix. In conjunction with the Predictix Acquisition, our Sponsors made new capital contribution to Infor Enterprise of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

In the first quarter of fiscal 2017, we paid dividends to Infor Software Parent, LLC (HoldCo) of $111.5 million and HoldCo made an equity contribution to Infor, Inc. of $67.0 million.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with accounting principles generally accepted in the United States (GAAP). In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures as well. Presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP measures include non-GAAP revenues and Adjusted EBITDA. See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding GAAP measures.

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

For the first quarter of fiscal 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 0.7% and strengthened by approximately 10.1%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2016.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended July 31,	to Currency	Constant		to Currency	Constant
2016 vs. 2015	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$(1.6)	$(4.6)	$(6.2)	(2.0)%	(5.6)%	(7.6)%
SaaS subscriptions	(0.3)	50.9	50.6	(0.8)	128.9	128.1

Software license fees and subscriptions	(1.9)	46.3	44.4	(1.6)	38.3	36.7
Product updates and support fees	(4.1)	0.6	(3.5)	(1.2)	0.2	(1.0)

Software revenues	(6.0)	46.9	40.9	(1.2)	9.8	8.6
Consulting services and other fees	(2.1)	22.5	20.4	(1.3)	13.8	12.5

Total revenues	$(8.1)	$69.4	$61.3	(1.2)%	10.8%	9.6%

Total operating expenses	$(7.4)	$94.3	$86.9	(1.4)%	17.6%	16.2%

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

Our critical accounting policies are described in detail in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as provided in our Annual Report on Form 10-K. These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2017.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended July 31,		Quarterly Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
Revenues:
Software license fees	$75.3	$81.5	(7.6)%	(5.6)%
SaaS subscriptions	90.1	39.5	128.1	128.9

Software license fees and subscriptions	165.4	121.0	36.7	38.3
Product updates and support fees	353.1	356.6	(1.0)	0.2

Software revenues	518.5	477.6	8.6	9.8
Consulting services and other fees	183.1	162.7	12.5	13.8

Total revenues	701.6	640.3	9.6	10.8

Operating expenses:
Cost of software license fees	15.5	13.0	19.2	21.5
Cost of SaaS subscriptions	37.4	18.2	105.5	107.1
Cost of product updates and support fees	61.4	61.7	(0.5)	1.1
Cost of consulting services and other fees	141.9	138.8	2.2	3.7
Sales and marketing	124.9	101.4	23.2	24.5
Research and development	110.1	99.2	11.0	12.0
General and administrative	51.0	44.2	15.4	18.1
Amortization of intangible assets and depreciation	57.8	56.7	1.9	2.6
Restructuring costs	20.0	1.8	NM	NM
Acquisition-related and other costs	3.9	2.0	95.0	95.0

Total operating expenses	623.9	537.0	16.2	17.6

Income from operations	77.7	103.3	(24.8)	(24.1)

Interest expense, net	80.3	72.6	10.6	10.6
Other (income) expense, net	15.0	(37.2)	NM	NM

Income (loss) before income tax	(17.6)	67.9	NM	NM
Income tax provision	7.8	10.4	(25.0)	(23.1)

Net income (loss)	(25.4)	57.5	NM	NM
Net income attributable to noncontrolling interests	0.1	—	NM	NM

Net income (loss) attributable to Infor, Inc.	$(25.5)	$57.5	NM %	NM %

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2016 and July 31, 2015, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
Revenues:
Software license fees	$75.3	$81.5	(7.6)%	(5.6)%
SaaS subscriptions	90.1	39.5	128.1	128.9

Software license fees and subscriptions	165.4	121.0	36.7	38.3
Product updates and support fees	353.1	356.6	(1.0)	0.2

Software revenues	518.5	477.6	8.6	9.8
Consulting services and other fees	183.1	162.7	12.5	13.8

Total revenues	$701.6	$640.3	9.6%	10.8%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended April 30, 2016, as provided in our Annual Report on Form 10-K, for a more complete description of our revenue recognition policy.

Total revenues increased 10.8% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.2%. On a constant currency basis, we realized growth across all our geographic regions and revenues in each category increased including a 38.3% increase in our software license fees and subscriptions, primarily our SaaS revenues as we continue to expand our CloudSuite offerings and shift our license mix to SaaS subscriptions. Our consulting services and other fees revenues were also up 13.8% while our product updates and support fees were relatively flat, up 0.2%. The increase in total revenues also reflects the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the first quarter of fiscal 2017, software license fees decreased by 5.6% compared to the first quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 2.0%. The decrease in perpetual license fees revenues was primarily due to a decrease in our Americas region that was somewhat offset by increased perpetual license revenues in our EMEA region. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the first quarter of fiscal 2017, SaaS subscriptions revenues increased by 128.9% compared to the first quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, we reported higher SaaS revenues in the first quarter of fiscal 2017 across all geographic regions, especially in the Americas, as we continued to see strong demand for our expanding CloudSuite portfolio and other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of GT Nexus, acquired in the second quarter of fiscal 2016, with no related amounts in the corresponding prior period. GT Nexus contributed 85.0 points of the increase.

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

Product updates and support fees were relatively flat, up 0.2%, excluding the unfavorable foreign currency impact of 1.2%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. At constant currency, the first quarter net increase was primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition. The experienced growth in our product updates and support fees in our EMEA region more than offset a decrease in the Americas. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 13.8%, excluding the unfavorable foreign currency impact of 1.3%, in the current quarter compared to the first quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 8.6 points compared to the first quarter last year. This increase was experienced across all geographic regions, primarily in our EMEA region. In addition, our other fees revenues increased by 5.2 points, primarily in our Americas region due to inclusion of revenues related to Inforum, our customer event held in July 2016, with no similar amounts in the corresponding prior period.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $972.1 million at July 31, 2016, compared to $973.9 million at April 30, 2016 and $914.4 million at July 31, 2015.

The following table sets forth the components of deferred revenue:

	July 31,	April 30,	July 31,
(in millions)	2016	2016	2015
Software license fees	$8.6	$10.6	$10.4
SaaS subscriptions	150.3	141.9	76.7

Software license fees and subscriptions	158.9	152.5	87.1
Product updates and support fees	757.8	757.8	770.8
Consulting services and other fees	55.4	63.6	56.5

Total deferred revenue	972.1	973.9	914.4
Less: current portion	936.9	936.7	895.3

Deferred revenue - non-current	$35.2	$37.2	$19.1

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

Operating Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
Operating expenses:
Cost of software license fees	$15.5	$13.0	19.2%	21.5%
Cost of SaaS subscriptions	37.4	18.2	105.5	107.1
Cost of product updates and support fees	61.4	61.7	(0.5)	1.1
Cost of consulting services and other fees	141.9	138.8	2.2	3.7
Sales and marketing	124.9	101.4	23.2	24.5
Research and development	110.1	99.2	11.0	12.0
General and administrative	51.0	44.2	15.4	18.1
Amortization of intangible assets and depreciation	57.8	56.7	1.9	2.6
Restructuring costs	20.0	1.8	NM	NM
Acquisition-related and other costs	3.9	2.0	95.0	95.0

Total operating expenses	$623.9	$537.0	16.2%	17.6%

*	NM - Percentage not meaningful

Cost of Software License Fees. Cost of software license fees reflects costs related to the sale of our software licenses including royalties to third parties, channel partner commissions and other software delivery expenses, and applicable overhead costs. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also sell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees is generally higher, as a percentage of revenues, when we sell products of third-party vendors. As a result, software license fees gross margins will vary depending on the proportion of third-party product sales and/or sales through our business partner channel in our revenue mix.

Cost of software license fees increased by 21.5%, excluding the favorable foreign currency impact of 2.3%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. At constant currency, this increase was primarily due to an 18.2 point increase related to higher channel partner commissions and a 2.0 point increase related to higher third-party royalties due to the mix of license fees revenues in the current quarter, and 1.3 points related to higher other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 107.1%, excluding the favorable foreign currency impact of 1.6%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the first quarter of fiscal 2017.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 1.1%, excluding the favorable foreign currency impact of 1.6%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. At constant currency, the decrease was primarily due to a 1.6 point increase related to higher channel partner commissions, a 0.8 point increase related to higher third-party royalties, and 0.3 points related to higher other costs. These increases were somewhat offset by a 1.6 decrease in employee-related support costs and overhead costs.

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

Cost of consulting services and other fees increased by 3.7%, excluding the favorable foreign currency impact of 1.5%, in the current quarter compared to the corresponding prior period. At constant currency, cost of consulting services increased 9.4 points due to higher employee-related costs and overhead costs due to a 14.7% higher headcount in our professional services organizations in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This increase was somewhat offset by a 4.9 point decrease due to lower billable contractor costs and a 0.8 point decrease related to other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 24.5%, excluding the favorable foreign currency impact of 1.3%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 12.5 points due to higher marketing program costs, including the costs of Inforum held in the current quarter, 11.4 points due to higher employee-related sales costs and overhead costs due to 8.1% higher headcount in our sales organization in the current quarter compared to last year, and a net 0.6 point increase due to higher professional fees and other sales costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, and overhead costs related to our research and development function.

Research and development expenses increased by 12.0%, excluding the favorable foreign currency impact of 1.0%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. On a constant currency basis, research and development expenses increased 18.9 points as a result of higher employee-related costs and overhead costs due to 22.8% higher headcount in our development organization in the current quarter compared to last year, and 1.4 points related to an increase in other development costs. These increases were somewhat offset by a 7.7 point decrease related to higher capitalization of software development costs in the current quarter as compared to the first quarter last year and 0.6 points related to lower professional fees.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 18.1%, excluding the favorable foreign currency impact of 2.7%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. On a constant currency basis, general and administrative expenses increased approximately 8.9 points due to an increase in employee-related costs and overhead allocations, 4.1 points due to higher share-based compensation in the quarter compared to last year, 2.0 points related to higher consulting and professional fees, and a net increase of 3.1 points in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation increased by 2.6%, excluding the favorable foreign currency impact of 0.7%, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The quarter-over-quarter increase resulted primarily from higher depreciation of fixed assets and amortization expense related to intangible assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for internal use software. These increases were somewhat offset by lower amortization related to certain of our assets being fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in fiscal 2016.

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

We recorded restructuring charges of approximately $20.0 million and $1.8 million in the first quarter of fiscal 2017 and in the first quarter of fiscal 2016, respectively, related to our various restructuring actions. The restructuring charges recorded to date in fiscal 2017 relate primarily to employee severance costs for personnel actions taken in our EMEA region effecting all functional areas. The restructuring charges recorded in the first quarter of fiscal 2016 related to employee severance costs for personnel actions in our sales function primarily in EMEA and actions in our support organization primarily in EMEA and the Americas.

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

In the first quarter of fiscal 2017, we recorded acquisition-related and other costs of $3.9 million, an increase of approximately $1.9 million compared to a $2.0 million in the first quarter of fiscal 2016. The current quarter costs were primarily for the Predictix Acquisition as well as the GT Nexus Acquisition and the Merit Acquisition. For the comparable three-month period ended July 31, 2015, we recorded acquisition-related and other costs of $2.0 million primarily related to the announced GT Nexus Acquisition as well as to adjust the estimated fair value of our contingent consideration liability.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
Interest expense, net	$80.3	$72.6	10.6%	10.6%
Other (income) expense, net	15.0	(37.2)	NM	NM

Total non-operating expenses	$95.3	$35.4	169.2%	185.3%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $7.7 million, or 10.6%, to $80.3 million in the quarter ended July 31, 2016, compared to $72.6 million in the quarter ended July 31, 2015. The quarter-over-quarter increase in our interest expense was primarily due to our Senior Secured Notes issued in the second quarter of fiscal 2016. As a result of this issuance, our interest expense increased by approximately $6.7 million and amortization of deferred financing fees and net debt discounts increased $1.1 million in the first quarter of fiscal 2017 compared to the first quarter last year. These decreases were somewhat offset by $0.1 million increase in interest income.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $15.0 million in the quarter ended July 31, 2016, compared to $37.2 million net income in the quarter ended July 31, 2015. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
Income tax provision	$7.8	$10.4	(25.0)%	(23.1)%
Effective income tax rate	(44.3)%	15.3%

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

The change in our effective tax rate for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, an increase in foreign taxes resulting from entity rationalizations, a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

During fiscal 2017, we continued to examine various tax structuring alternatives that may be executed during fiscal 2017, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency
GAAP revenues	$701.6	$640.3	9.6%	10.8%
Non-GAAP revenue adjustments:
Purchase accounting impact on SaaS subscriptions	0.7	—
Purchase accounting impact on product updates and support fees	0.3	0.4

Total non-GAAP revenue adjustments	1.0	0.4

Non-GAAP revenues	$702.6	$640.7	9.7%	10.9%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual		Constant Currency
GAAP net income attributable to Infor, Inc.	$(25.5)	$57.5	NM	%	NM	%
Interest expense, net (1)	80.6	72.9
Income tax provision(2)	9.2	10.4
Amortization of intangible assets and depreciation	57.8	56.7
Purchase accounting impact revenues/costs, net	1.0	0.4
Share-based compensation	3.5	1.3
Acquisition-related and other costs	3.9	2.0
Restructuring costs	20.0	1.8
Foreign currency (gain) loss	14.8	(36.9)
Other (3)	21.0	1.4

Adjusted EBITDA	$186.3	$167.5	11.2%		11.9%

Adjusted EBITDA margin (4)	26.5%	26.1%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes costs incurred related to certain litigation and/or settlements, anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, sponsor management fees, other non-recurring costs that are allowed to be added back under the provisions of our debt agreements, and an exclusion of our unrestricted subsidiary’s adjusted EBITDA.
(4)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

	Three Months Ended
(in millions, except percentages)	July 31,
Cash Flows	2016	2015	Change
Cash provided by (used in):
Operating activities	$10.6	$129.2	(91.8)%
Investing activities	(167.5)	(9.4)	NM
Financing activities	(30.8)	(28.2)	9.2
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(5.1)	33.3

Net change in cash and cash equivalents	$(194.5)	$86.5	NM	%

*	NM - Percentage not meaningful

(in millions, except percentages)	July 31,	April 30,
Capital Resources	2016	2016	Change
Working capital deficit	$(292.9)	$(208.5)	40.5%
Cash and cash equivalents	$511.2	$705.7	(27.6)%

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

In the first quarter of fiscal 2017, we completed the Predictix Acquisition for approximately $125.6, net of cash acquired and the Merit Acquisition for $23.6 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase. See Note 3, Acquisitions.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our Annual Report on Form 10-K, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents, borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2017 and for the foreseeable future. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended July 31, 2016, was $10.6 million. Our net loss adjusted for non-cash items provided $63.0 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $52.4 million. The uses of cash were from a $101.6 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the timing of interest payments and vendor payments, and $7.3 million related to our income tax receivable/payable, net. These uses of cash were partially offset primarily by a $43.7 million decrease in accounts receivable, net, primarily in trade accounts receivable and a $7.4 million increase in deferred revenue largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31.

Net cash provided by operating activities for the three months ended July 31, 2015, was $129.2 million. Our net income adjusted for non-cash items provided $96.1 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $33.1 million. These sources of cash were primarily from a $55.1 million decrease in accounts receivable, net, and a $26.8 million increase in deferred revenue. These sources of cash were partially offset by a $20.3 million decrease in accounts payable, accrued expenses and other liabilities, $17.9 million increase in prepaid expenses and other assets, and $10.6 million related to our income tax receivable/payable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $167.5 million in the three-month period ended July 31, 2016. The primary uses of cash were $141.7 million net cash used for the Predictix Acquisition and the Merit Acquisition, and $26.8 million used to purchase property, equipment and software.

Net cash used in investing activities was $9.4 million in the three-month period ended July 31, 2015. The primary use of cash was $9.5 million used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $30.8 million in the three-month period ended July 31, 2016. The primary uses of cash were $111.5 million in dividend payments and $61.7 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

Net cash used in financing activities was $28.2 million in the three-month period ended July 31, 2015. The primary uses of cash were $17.0 million in dividend payments and $8.5 million in debt repayments.

Effect of Exchange Rate Changes

For the three months ended July 31, 2016, changes in foreign currency exchange rates resulted in a $6.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $5.1 million during the three months ended July 31, 2015.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $292.9 million at July 31, 2016, compared to $208.5 million at April 30, 2016. At July 31, 2016, our cash decreased by $194.5 million compared to the balance at April 30, 2016. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of our fiscal 2017, the most significant changes in our current assets was a $42.0 million decrease in our accounts receivable, net. During this period, the most significant changes in our current liabilities were a $60.9 million decrease in accrued expense, a $56.3 million decrease in the current portion of long-term obligation, and a $36.0 million decrease in accounts payable.

Cash and Cash Equivalents

As of July 31, 2016, we had $511.2 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2016, $56.9 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $454.3 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2016			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$453.5	$450.0	3.750%	$461.8	$458.1	3.750%
First lien Term B-5 due June 3, 2020	2,400.4	2,330.4	3.750%	2,447.5	2,373.2	3.750%
First lien Euro Term B due June 3, 2020	370.6	366.7	4.000%	386.2	382.0	4.000%
5.75% first lien senior secured notes due August 15, 2020	500.0	482.0	5.750%	500.0	481.1	5.750%
6.5% senior notes due May 15, 2022	1,630.0	1,620.1	6.500%	1,630.0	1,619.7	6.500%
5.75% senior notes due May 15, 2022	391.4	386.5	5.750%	401.0	395.9	5.750%
Deferred financing fees, debt discounts and premiums, net	(110.2)	—		(116.5)	—

Total long-term debt	5,635.7	5,635.7		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,635.7	$5,635.7		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of July 31, 2016, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum. See Note 19, Subsequent Events – Credit Agreement Amendment.

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

Unrestricted Subsidiary

We have designated Infor Retail Holdings, Inc. (Infor Retail Holdings), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of Infor Retail Holdings are included in our Condensed Consolidated Financial Statements. As required by the Credit Agreement and the indentures governing the Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Infor Retail Holdings includes the financial position and results of operations of Predictix, which we acquired in the first quarter of fiscal 2017. See Note 3, Acquisitions. As of April 30, 2016, prior to the Predictix Acquisition, the financial position of Infor Retail Holdings only reflected our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment was included in other assets on our Condensed Consolidated Balance Sheets as of April 30, 2016.

Infor Retail Holdings’ financial position as of July 31, 2016 and its results of operations for the first quarter of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended July 31, 2016. Infor Retail Holdings held assets totaling $170.9 million, primarily intangible assets and goodwill, and liabilities of $21.1 million as of July 31, 2016. For the three months ended July 31, 2016, Infor Retail Holdings recorded revenues of $1.8 million and a loss from operations of $2.0 million. In addition, its Adjusted EBITDA for the quarter was a loss of $1.0 million, as calculated based on the provisions of the Credit Agreement.

Restricted Cash

We had approximately $10.0 million of restricted cash as of July 31, 2016, of which approximately $0.6 million and $9.4 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2016 were $7,821.6 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2016. At July 31, 2016, we had recorded a liability for uncertain tax positions of $154.0 million. Over the next 12 months, we expect a net reduction of approximately $26.0 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 42.9% and 43.3% of our total revenues for the first quarter of fiscal 2017 and 2016, respectively. International cost of revenues and operating expenses accounted for 42.1% and 44.3% of our total cost of revenues and operating expenses for the first quarter of fiscal 2017 and 2016, respectively.

As of July 31, 2016 and April 30, 2016, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.2% and 4.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.7% and 2.1% as of July 31, 2016 and April 30, 2016, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.3% and 0.2% as of July 31, 2016 and April 30, 2016, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of July 31, 2016 and April 30, 2016, we had $5.6 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at July 31, 2016, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On July 31, 2016, the three-month LIBOR and EURIBOR rates were 0.76% and -0.30%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the July 31, 2016 rates would not have a significant impact on our total monthly interest expense as such a change would have a negligible impact on the LIBOR and EURIBOR floors related to our debt.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 29.3% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS

A detailed discussion of our risk factors can be found in our Annual Report on Form 10-K, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K with the exception of the following additional risk factor. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

Economic conditions and regulatory changes that may result from the United Kingdom’s likely exit from the European Union could adversely affect our business, financial condition and results of operations

In June 2016, the United Kingdom (the U.K.) held a referendum in which voters approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.

As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

GT Nexus Call Option

Subsequent to quarter end, on September 7, 2016, we gave notice to GT Nexus of our intention to exercise our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition. The exercise of the call option will allow us to purchase the remaining 18.52% of GT Nexus from the holders of redeemable noncontrolling interests in GT Nexus. We anticipate exercising the call option in the second quarter of fiscal 2017 at a call price of approximately $138.0 million. Following completion of the purchase of the remaining interest in GT Nexus, GT Nexus will be a wholly-owned subsidiary of the Company. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 3, Acquisitions – Fiscal 2016.

ITEM 6.	EXHIBITS

See Index to Exhibits on page 59 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2016

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

2.1*	Agreement and Plan of Merger, dated June 23, 2016, by and among Infor (US), Inc., Infor Retail Holdings, Inc., Logicblox-Predictix Holdings, Inc. and Fortis Advisors LLC, as seller representative. Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2016.

10.1	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson. Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2016.

10.2	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde. Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on July 22, 2016.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the Agreement and Plan of Merger. The Company hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at July 31, 2016 and April 30, 2016,

ii.	Condensed Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended July 31, 2016 and 2015,

iv.	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015, and

v.	Notes to Condensed Consolidated Financial Statements.