Form 10-Q
period 2016-10-31
Infor, Inc.
filed 2016-12-09
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

The number of shares of our common stock outstanding on December 6, 2016, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed with the SEC on June 23, 2016 (our Annual Report on Form 10-K), and those that may be discussed in this Quarterly Report on Form 10-Q under Part II, Item 1A, Risk Factors.

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	October 31,	April 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$297.2	$705.7
Accounts receivable, net	356.6	391.9
Prepaid expenses	149.2	151.2
Income tax receivable	72.3	61.2
Other current assets	23.2	22.9
Deferred tax assets	42.4	43.1

Total current assets	940.9	1,376.0
Property and equipment, net	147.3	125.0
Intangible assets, net	852.9	896.6
Goodwill	4,463.6	4,398.0
Deferred tax assets	65.3	76.1
Other assets	96.5	134.3

Total assets	$6,566.5	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$76.6	$116.8
Income taxes payable	48.6	40.7
Accrued expenses	428.1	432.7
Deferred tax liabilities	1.3	1.3
Deferred revenue	835.4	936.7
Current portion of long-term obligations	—	56.3

Total current liabilities	1,390.0	1,584.5
Long-term debt, net	5,619.3	5,653.7
Deferred tax liabilities	121.7	127.3
Other long-term liabilities	205.8	239.4

Total liabilities	7,336.8	7,604.9

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	—	140.0
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at October 31, 2016 and April 30, 2016	—	—
Additional paid-in capital	1,233.4	1,175.7
Receivable from stockholders	(36.9)	(36.9)
Accumulated other comprehensive (loss) income	(259.0)	(193.0)
Accumulated deficit	(1,717.4)	(1,694.8)

Total Infor, Inc. stockholders’ deficit	(779.9)	(749.0)
Noncontrolling interests	9.6	10.1

Total stockholders’ deficit	(770.3)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,566.5	$7,006.0

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues:
Software license fees	$80.9	$86.4	$156.2	$167.9
SaaS subscriptions	100.7	53.5	190.8	93.0

Software license fees and subscriptions	181.6	139.9	347.0	260.9
Product updates and support fees	350.1	354.3	703.2	710.9

Software revenues	531.7	494.2	1,050.2	971.8
Consulting services and other fees	182.4	169.1	365.5	331.8

Total revenues	714.1	663.3	1,415.7	1,303.6

Operating expenses:
Cost of software license fees (1)	13.9	17.0	29.4	30.0
Cost of SaaS subscriptions (1)	42.5	22.6	79.9	40.8
Cost of product updates and support fees (1)	59.8	63.1	121.2	124.8
Cost of consulting services and other fees (1)	143.5	140.0	285.4	278.8
Sales and marketing	112.2	106.5	237.1	207.9
Research and development	113.4	99.7	223.5	198.9
General and administrative	51.5	46.7	102.5	90.9
Amortization of intangible assets and depreciation	57.1	58.7	114.9	115.4
Restructuring costs	9.7	6.4	29.7	8.2
Acquisition-related and other costs	3.9	9.6	7.8	11.6

Total operating expenses	607.5	570.3	1,231.4	1,107.3

Income from operations	106.6	93.0	184.3	196.3

Other expense, net:
Interest expense, net	79.9	78.5	160.2	151.1
Other (income) expense, net	10.2	10.8	25.2	(26.4)

Total other expense, net	90.1	89.3	185.4	124.7

Income (loss) before income tax	16.5	3.7	(1.1)	71.6
Income tax provision	13.7	6.5	21.5	16.9

Net income (loss)	2.8	(2.8)	(22.6)	54.7
Net loss attributable to noncontrolling interests	(0.1)	(1.0)	—	(1.0)

Net income (loss) attributable to Infor, Inc.	$2.9	$(1.8)	$(22.6)	$55.7

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net income (loss)	$2.8	$(2.8)	$(22.6)	$54.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(33.2)	2.4	(71.8)	(62.4)
Change in defined benefit plan funding status, net of tax	1.1	—	2.5	0.2
Unrealized gain (loss) on derivative instruments, net of tax	1.7	—	3.2	0.6

Total other comprehensive income (loss)	(30.4)	2.4	(66.1)	(61.6)

Comprehensive income (loss)	(27.6)	(0.4)	(88.7)	(6.9)

Noncontrolling interests comprehensive income (loss)	(0.2)	(1.0)	(0.1)	(1.0)

Comprehensive income (loss) attributable to Infor, Inc.	$(27.4)	$0.6	$(88.6)	$(5.9)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(22.6)	$54.7
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	114.9	115.4
Provision for doubtful accounts, billing adjustments and sales allowances	9.5	9.4
Deferred income taxes	0.2	(15.5)
Non-cash loss (gain) on foreign currency	25.1	(26.1)
Non-cash interest	13.8	12.3
Equity-based compensation expense	6.1	3.2
Other	0.9	0.9
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	17.1	(12.2)
Accounts receivable, net	34.1	36.5
Income tax receivable/payable, net	(14.2)	3.0
Deferred revenue	(105.7)	(104.1)
Accounts payable, accrued expenses and other liabilities	(80.8)	38.0

Net cash (used in) provided by operating activities	(1.6)	115.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(170.9)	(549.3)
Change in restricted cash	(0.5)	—
Purchases of property, equipment and software	(44.3)	(28.8)

Net cash used in investing activities	(215.7)	(578.1)

Cash flows from financing activities:
Equity contributions	144.0	—
Dividends paid	(111.5)	(17.0)
Loans to stockholders	—	(1.6)
Payments on capital lease obligations	(2.3)	(1.3)
Proceeds from issuance of debt	—	495.0
Payments on long-term debt	(70.3)	(17.1)
Deferred financing and early debt redemption fees paid	(0.8)	(16.5)
Purchase of noncontrolling interests	(138.0)	—
Other	(1.5)	(0.8)

Net cash (used in) provided by financing activities	(180.4)	440.7

Effect of exchange rate changes on cash and cash equivalents	(10.8)	(5.8)

Net decrease in cash and cash equivalents	(408.5)	(27.7)
Cash and cash equivalents at the beginning of the period	705.7	526.7

Cash and cash equivalents at the end of the period	$297.2	$499.0

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

Noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Condensed Consolidated Balance Sheets, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interest that we have reported related to an 18.52% interest in GT Nexus that Infor did not own. In the second quarter of fiscal 2017, we purchased the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests for $138.0 million, and GT Nexus became a wholly-owned subsidiary of the Company. See Note 3, Acquisitions – Fiscal 2016.

The following table presents a summary of the changes in the redeemable noncontrolling interests for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
Beginning of period	$146.5	$—	$140.0	$—
Increase due to business combination	—	125.0	—	125.0
Net loss attributable to redeemable noncontrolling interests	(0.3)	(1.1)	(0.4)	(1.1)
Accretion/reduction of redeemable noncontrolling interests redemption value, net	(8.2)	3.9	(1.6)	3.9
Redemption of noncontrolling interests	(138.0)	—	(138.0)	—

End of period	$—	$127.8	$—	$127.8

The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below).

Cost Method Investments

We have investments in other entities where we do not hold a controlling interest. We use the cost method of accounting when our voting interests in such entities are less than 20% and we do not have the ability to exercise significant influence over the entities’ operating and financial policies. Our cost method investments are reported at cost and are included in other assets on our Condensed Consolidated Balance Sheets. Dividend income received, if any, is reported in other (income) expense, net, in our Condensed Consolidated Statements of Operations. Our cost method investments are assessed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. We have not recorded any dividends or other-than-temporary impairment charges related to our cost method investments. The fair values of our cost method investments are not readily available, and there are no quoted market prices for these investments.

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

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establish standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. See Note 16, Segment and Geographic Information.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2016	$13.5
Provision	3.6
Write-offs and recoveries	(3.8)
Currency translation effect	(0.4)

Balance, October 31, 2016	$12.9

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2016	$10.4
Provision	5.9
Write-offs	(6.5)
Currency translation effect	(0.6)

Balance, October 31, 2016	$9.2

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange loss of $10.2 million and $10.8 million for the three months ended October 31, 2016 and 2015, respectively. In the first six months of fiscal 2017 and 2016, we recognized a net foreign currency exchange loss of $25.0 million and net foreign currency exchange gain of $26.1 million, respectively.

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

In November 2015, the FASB issued guidance simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are to be classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods (our second quarter of fiscal 2018), and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The adoption of this guidance will only impact presentation on our consolidated balance sheets and related disclosures and will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the timing of adoption of this guidance and adoption method.

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

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. The standard is required to be adopted using a retrospective transition method approach. We are currently evaluating how this guidance will impact our financial position, results of operations and cash flows.

In October 2016, the FASB issued new guidance related to accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance amends current GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption. We are currently evaluating how this guidance will impact our financial position, results of operations and cash flows.

As of the date of this Quarterly Report on Form 10-Q, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2017

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.7 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition will enable us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

We have recorded approximately $15.1 million of identifiable intangible assets and $49.3 million of goodwill related to the Starmount Acquisition. The acquired intangible assets relating to Starmount’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately one, seven and nine years, respectively. We have determined that the goodwill arising from the Starmount Acquisition will not be deductible for tax purposes.

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

We have recorded approximately $37.0 million of identifiable intangible assets and $122.8 million of goodwill related to the Predictix Acquisition. The acquired intangible assets relating to Predictix’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and twelve years, respectively. We have determined that the goodwill arising from the Predictix Acquisition will not be deductible for tax purposes.

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services with approximately 250 employees and more than 500 customers in 22 countries, with a concentration in Europe. The Merit Acquisition brings decades of experience of Infor M3 consulting services that will expand and enhance Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

We have recorded approximately $9.0 million of identifiable intangible assets and $15.5 million of goodwill related to the Merit Acquisition. The acquired intangible assets relating to Merit’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately two, two and eight years, respectively. We have determined that the goodwill arising from the Merit Acquisition will not be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Starmount, Predictix and Merit are preliminary as of October 31, 2016. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. These acquisitions were not significant for financial reporting purposes, and their related results were not material to our results for the three months ended October 31, 2016.

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

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 11, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six years, twelve years and three years, respectively. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represented operating efficiencies expected to be realized. We determined that the goodwill arising from the GT Nexus Acquisition would not be deductible for tax purposes.

The remaining 18.52% redeemable noncontrolling interest in GT Nexus included two redemption features: call options exercisable by the Company and put options exercisable by the redeemable noncontrolling interest holders. Given that the noncontrolling interests were redeemable at the option of the holders, they were reported in the mezzanine section between liabilities and equity on our Condensed Consolidated Balance Sheets. The redeemable noncontrolling interests were puttable at a redemption price of $150.0 million on the first anniversary of the acquisition date. Therefore, we were accreting the redeemable noncontrolling interests, using the effective interest method, from the acquisition date fair value to the redemption value over a one-year period. Accretion adjustments to the carrying value of the redeemable noncontrolling interests were considered deemed dividends and were recorded against additional paid-in capital.

In the second quarter of fiscal 2017, we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of $138.0 million. With our purchase of this remaining interest, GT Nexus became a wholly-owned subsidiary of the Company. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 18, Supplemental Guarantor Financial Information.

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $34.3 million and $54.2 million at October 31, 2016 and April 30, 2016, respectively.

Contingent Consideration

The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations.

The purchase consideration related to one of our pre-fiscal 2016 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of October 31, 2016, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which we anticipate will be paid in the third quarter of fiscal 2017.

In addition, the purchase consideration related to the Merit Acquisition and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and $32.0 million. As of October 31, 2016, we have recorded a liability for the estimated fair value of these contingent consideration arrangements of approximately $16.9 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2016	$1,259.1	$2,844.5	$294.4	$4,398.0
Goodwill acquired	153.1	2.8	34.0	189.9
Currency translation effect	(27.6)	(87.9)	(8.8)	(124.3)

Balance, October 31, 2016	$1,384.6	$2,759.4	$319.6	$4,463.6

Goodwill acquired during the first six months of fiscal 2017 totaled $189.9 million and primarily related to the Starmount Acquisition, Predictix Acquisition, and the Merit Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2017. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2016. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of October 31, 2016. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of October 31, 2016 and April 30, 2016:

	October 31, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$18.6	$18.6
Derivative instruments	—	10.3	—	10.3

Total	$—	$10.3	$18.6	$28.9

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.0	$—	$—	$80.0

Total	$80.0	$—	$—	$80.0

Liabilities
Contingent consideration	$—	$—	$1.7	$1.7
Derivative instruments	—	15.4	—	15.4

Total	$—	$15.4	$1.7	$17.1

Cash equivalents include funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services, license and SaaS revenues, the ratio of EBITDA to total revenue, and the level of EBITDA. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs. The contingent consideration liability is included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 3, Acquisitions.

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

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2016	$1.7
Contingent consideration	17.2
Currency translation effect	(0.3)

Balance, October 31, 2016	$18.6

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of October 31, 2016, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of October 31, 2016 and April 30, 2016, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At October 31, 2016 and April 30, 2016, the total carrying value of our long-term debt was approximately $5.6 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.8 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	October 31,	April 30,
(in millions)	2016	2016
Accounts receivable	$318.8	$363.0
Unbilled accounts receivable	50.7	42.4
Less: allowance for doubtful accounts	(12.9)	(13.5)

Accounts receivable, net	$356.6	$391.9

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	October 31, 2016			April 30, 2016
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,992.4	$1,320.4	$672.0	$2,004.0	$1,305.2	$698.8	2 - 15
Acquired and developed technology	1,119.6	946.0	173.6	1,126.7	936.7	190.0	1 - 11
Tradenames	137.5	130.2	7.3	138.3	130.5	7.8	1 - 20

Total	$3,249.5	$2,396.6	$852.9	$3,269.0	$2,372.4	$896.6

(1)	Net intangible assets decreased from April 30, 2016 to October 31, 2016 by approximately $12.9 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
Customer contracts and relationships	$26.8	$34.3	$55.5	$67.0
Acquired and developed technology	19.3	16.1	37.9	32.5
Tradenames	0.8	0.3	1.4	0.4

Total	$46.9	$50.7	$94.8	$99.9

The estimated future annual amortization expense related to these intangible assets as of October 31, 2016, was as follows:

(in millions)
Fiscal 2017 (remaining 6 months)	$92.7
Fiscal 2018	140.7
Fiscal 2019	121.4
Fiscal 2020	112.9
Fiscal 2021	106.0
Fiscal 2022	64.5
Thereafter	214.7

Total	$852.9

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	October 31,	April 30,
(in millions)	2016	2016
Compensation and employee benefits	$152.5	$165.9
Taxes other than income	19.9	26.9
Royalties and partner commissions	38.2	55.5
Litigation	2.3	1.9
Professional fees	11.4	8.5
Subcontractor expense	7.8	6.2
Interest	77.6	77.8
Restructuring	31.0	14.9
Asset retirement obligations	0.9	2.3
Deferred rent	3.3	2.9
Deferred acquisition payments	35.7	1.7
Other	47.5	68.2

Accrued expenses	$428.1	$432.7

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
Cost of product updates and support fees	$—	$—	$0.1	$0.1
Cost of consulting services and other fees	0.1	—	0.1	—
Sales and marketing	0.3	0.4	1.0	0.7
Research and development	0.3	0.3	0.5	0.6
General and administrative	1.9	1.2	4.4	1.8

Total	$2.6	$1.9	$6.1	$3.2

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

Fiscal 2017 Restructuring Charges

During the first six months of fiscal 2017, we incurred restructuring costs of $30.5 million related to employee severance costs primarily for personnel actions taken in our EMEA region affecting all functional areas, and for facility charges related to exiting or consolidation of space in facilities in the Americas region. During the first six months of fiscal 2017, we made cash payments of approximately $5.2 million related to these actions. We expect to carry out the majority of these personnel actions during the remainder of fiscal 2017.

Fiscal 2017 Acquisition-Related Charges

During the first six months of fiscal 2017, we incurred restructuring costs of $0.7 million in employee severance costs related to the operations of our current year acquisitions. During the first six months of fiscal 2017, we made cash payments of $0.2 million related to these actions. We expect to carry out the majority of these personnel actions during the remainder of fiscal 2017.

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs for employee severance costs related to personnel actions across all functions primarily in the Americas and EMEA regions, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During the first six months of fiscal 2017, we recorded restructuring cost reversals of $1.7 million and we made cash payments of approximately $6.5 million related to these actions. We expect to carry out these actions during the remainder of fiscal 2017.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During the first six months of fiscal 2017, we recorded adjustments to these restructuring costs of $0.4 million and we made cash payments of $1.4 million related to these actions. We expect to carry out these actions during the remainder of fiscal 2017.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2016, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. During the first six months of fiscal 2017, we recorded restructuring cost reversals of $0.2 million and we made net cash payments of $0.4 million. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six month period ended October 31, 2016. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense), adjustments to the accrual that were reclasses between balance sheet accounts (Other), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2016	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance October 31, 2016	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2017 restructuring
Severance	$—	$30.3	$—	$—	$(0.3)	$(5.2)	$24.8	$30.3	$30.3
Facilities and other	—	0.2	—	0.1	—	—	0.3	0.3	0.3

Total fiscal 2017 restructuring	—	30.5	—	0.1	(0.3)	(5.2)	25.1	30.6	30.6

Fiscal 2017 acquisition-related
Severance	—	0.7	—	—	—	(0.2)	0.5	0.7	0.7

Total fiscal 2017 acquisition-related	—	0.7	—	—	—	(0.2)	0.5	0.7	0.7

Fiscal 2016 restructuring
Severance	11.1	—	(1.7)	(0.8)	(0.3)	(5.1)	3.2	16.4	16.4
Facilities and other	4.0	—	—	0.7	—	(1.4)	3.3	5.3	5.3

Total fiscal 2016 restructuring	15.1	—	(1.7)	(0.1)	(0.3)	(6.5)	6.5	21.7	21.7

Fiscal 2016 acquisition-related
Severance	0.7	—	—	—	—	(0.5)	0.2	1.3	1.3
Facilities and other	3.1	—	0.4	—	—	(0.9)	2.6	4.1	4.1

Total fiscal 2016 acquisition-related	3.8	—	0.4	—	—	(1.4)	2.8	5.4	5.4

Previous restructuring
Severance	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Total previous restructuring	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Previous acquisition-related
Severance	0.1	—	—	—	—	—	0.1	40.5	40.5
Facilities and other	0.3	—	—	—	(0.1)	(0.1)	0.1	4.0	4.0

Total previous acquisition-related	0.4	—	—	—	(0.1)	(0.1)	0.2	44.5	44.5

Total restructuring	$19.8	$31.2	$(1.5)	$—	$(0.7)	$(13.7)	$35.1	$125.6	$125.6

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
License	$(0.1)	$0.6	$2.6	$1.6
Maintenance	1.6	0.6	7.3	1.2
Consulting	1.9	1.0	5.8	1.1
General and administrative and other functions	6.3	4.2	14.0	4.3

Total restructuring costs	$9.7	$6.4	$29.7	$8.2

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2016			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$452.3	$449.1	3.750%	$461.8	$458.1	3.750%
First lien Term B-5 due June 3, 2020	2,394.1	2,328.4	3.750%	2,447.5	2,373.2	3.750%
First lien Euro Term B due June 3, 2020	362.7	358.8	4.000%	386.2	382.0	4.000%
5.75% first lien senior secured notes due August 15, 2020	500.0	483.1	5.750%	500.0	481.1	5.750%
6.5% senior notes due May 15, 2022	1,630.0	1,620.4	6.500%	1,630.0	1,619.7	6.500%
5.75% senior notes due May 15, 2022	384.2	379.5	5.750%	401.0	395.9	5.750%
Deferred financing fees, debt discounts and premiums, net	(104.0)	—		(116.5)	—

Total long-term debt	5,619.3	5,619.3		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,619.3	$5,619.3		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at October 31, 2016 and April 30, 2016 was 4.86% and 4.85%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of October 31, 2016:

(in millions)
Fiscal 2017 (remaining 6 months)	$—
Fiscal 2018	—
Fiscal 2019	0.6
Fiscal 2020	9.2
Fiscal 2021	3,699.3
Fiscal 2022	—
Thereafter	2,014.2

Total	$5,723.3

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Sixth Amendment; Seventh Amendment described below).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.5 million of letters of credit have reduced the amount available under the Revolver to $108.5 million as of October 31, 2016. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

On August 15, 2016, we entered into the Seventh Amendment (the Amendment) to the Credit Agreement. The Amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

On October 12, 2016, we entered into supplemental indentures to the indentures governing the Senior Notes and the Senior Secured Notes to add Starmount, Inc. as a guarantor of each of such notes.

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

Infor Retail Holdings includes the financial position and results of operations of Predictix, which we acquired in the first quarter of fiscal 2017. See Note 3, Acquisitions. As of April 30, 2016, prior to the Predictix Acquisition, the financial position of Infor Retail Holdings only reflected our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment was included in other assets on our Condensed Consolidated Balance Sheets as of April 30, 2016. On June 27, 2016, we acquired the remaining issued and outstanding capital stock of Predictix.

Infor Retail Holdings’ financial position as of October 31, 2016 and its results of operations for the first six months of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended October 31, 2016. Infor Retail Holdings held assets totaling $151.2 million, primarily intangible assets and goodwill, and liabilities of $5.9 million as of October 31, 2016. For the six months ended October 31, 2016, Infor Retail Holdings recorded revenues of $5.4 million and a loss from operations of $6.6 million.

Deferred Financing Fees, Debt Discounts and Premiums

As of October 31, 2016 and April 30, 2016, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $90.1 million and $100.2 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.5 million and $1.2 million as of October 31, 2016 and April 30, 2016, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. During the second quarter of fiscal 2017, in conjunction with the Seventh Amendment to our Credit Agreement, we capitalized an additional $0.8 million of deferred financing fees related to the Revolver. The new and existing deferred finance fees related to the Revolver are being amortized over approximately two and a half years through the extended maturity date of April 5, 2019. For the three months ended October 31, 2016 and 2015, we amortized $5.2 million and $5.0 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2017 and 2016, we amortized $10.6 million and $9.5 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $13.9 million and $16.3 million as of October 31, 2016 and April 30, 2016, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of October 31, 2016 and April 30, 2016, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions, except percentages)	2016	2015	2016		2015
Income tax provision	$13.7	$6.5	$21.5		$16.9
Effective income tax rate	83.0%	175.7%	(1,954.5	)%(1)	23.6%

(1)	Due to our reduced level of pre-tax book income this period, our tax rate is not meaningful.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily driven by a decrease in taxes from the creation of U.S. tax credits, a reduction in foreign income subject to U.S. tax (Subpart F income), a reduction in the valuation allowances for various foreign deferred tax assets, and an increase in the liabilities recorded for unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2017 compared to the corresponding period of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, a reduction in foreign income subject to U.S. tax (Subpart F income), a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

During the upcoming twelve months ending October 31, 2017, we expect a net reduction of approximately $21.0 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $107.7 million and $119.2 million as of October 31, 2016 and April 30, 2016, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	Foreign	Funded Status	Derivative	Accumulated
	Currency	of Defined	Instruments	Other
	Translation	Benefit	Unrealized	Comprehensive
(in millions)	Adjustment	Pension Plan(1)	Gain (Loss)(2)	Income (Loss)
Balance, April 30, 2016	$(167.4)	$(16.1)	$(9.5)	$(193.0)

Other comprehensive income (loss)	(71.8)	2.5	3.2	(66.1)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.1	—	—	0.1

Other comprehensive income (loss) attributable to Infor, Inc.	(71.7)	2.5	3.2	(66.0)

Balance, October 31, 2016	$(239.1)	$(13.6)	$(6.3)	$(259.0)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.0 million and $4.0 million as of October 31, 2016 and April 30, 2016, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $4.0 million and $5.9 million as of October 31, 2016 and April 30, 2016, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2016
Foreign currency translation adjustment	$(33.2)	$—	$(33.2)
Change in funded status of defined benefit plans	1.1	—	1.1
Derivative instruments unrealized loss	(0.2)	0.1	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$(29.3)	$(1.1)	$(30.4)

October 31, 2015
Foreign currency translation adjustment	$2.4	$—	$2.4
Change in funded status of defined benefit plans	—	—	—
Derivative instruments unrealized loss	(2.9)	1.0	(1.9)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$2.5	$(0.1)	$2.4

(in millions) Six Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2016
Foreign currency translation adjustment	$(71.8)	$—	$(71.8)
Change in funded status of defined benefit plans	2.5	—	2.5
Derivative instruments unrealized gain (loss)	(0.8)	0.3	(0.5)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	6.0	(2.3)	3.7

Other comprehensive income (loss)	$(64.1)	$(2.0)	$(66.1)

October 31, 2015
Foreign currency translation adjustment	$(62.4)	$—	$(62.4)
Change in funded status of defined benefit plans	0.2	—	0.2
Derivative instruments unrealized gain (loss)	(4.9)	1.9	(3.0)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	5.9	(2.3)	3.6

Other comprehensive income (loss)	$(61.2)	$(0.4)	$(61.6)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.4 million and $13.1 million for the three-month periods ended October 31, 2016 and 2015, respectively. For the first six months of fiscal 2017 and 2016, total rent expense for operating leases was $28.9 million and $26.2 million, respectively.

We have also entered into certain capital lease commitments for buildings, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $8.3 million and $5.8 million as of October 31, 2016, and
April 30, 2016, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of October 31, 2016 and April 30, 2016, we have accrued $2.3 million and $1.9 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of October 31, 2016 and April 30, 2016.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
	Notional	Derivative	Classification	October 31,	April 30,
(in millions, except percentages)	Amount	Base	Asset (Liability)	2016	2016
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(4.7)	$(5.2)
			Other long-term liabilities	—	(1.7)
Interest rate swap	212.6	2.4740%	Accrued expenses	(2.3)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	212.6	2.4750%	Accrued expenses	(2.3)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	94.5	2.4725%	Accrued expenses	(1.0)	(1.1)
			Other long-term liabilities	—	(0.4)

Total	$945.0		Total, net asset (liability)	$(10.3)	$(15.4)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended		Six Months Ended
	Statement of	October 31,		October 31,
(in millions)	Operations Location	2016	2015	2016	2015
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.2)	$(2.9)	$(0.8)	$(4.9)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$3.0	$6.0	$5.9

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of October 31, 2016, approximately $10.3 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next 12 months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately 11 months.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
October 31, 2016
Revenues	$182.4	$350.3	$182.4	$715.1
Cost of revenues	55.3	59.8	143.4	258.5
Direct sales and other costs	98.2	—	—	98.2

Sales margin	$28.9	$290.5	$39.0	$358.4

Sales margin %	15.8%	82.9%	21.4%	50.1%
October 31, 2015
Revenues	$144.2	$354.4	$169.1	$667.7
Cost of revenues	38.6	63.1	140.0	241.7
Direct sales and other costs	88.6	—	—	88.6

Sales margin	$17.0	$291.3	$29.1	$337.4

Sales margin %	11.8%	82.2%	17.2%	50.5%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
October 31, 2016
Revenues	$348.5	$703.7	$365.5	$1,417.7
Cost of revenues	107.2	121.1	285.3	513.6
Direct sales and other costs	195.9	—	12.6	208.5

Sales margin	$45.4	$582.6	$67.6	$695.6

Sales margin %	13.0%	82.8%	18.5%	49.1%
October 31, 2015
Revenues	$265.2	$711.4	$331.8	$1,308.4
Cost of revenues	68.7	124.7	278.8	472.2
Direct sales and other costs	176.6	—	—	176.6

Sales margin	$19.9	$586.7	$53.0	$659.6

Sales margin %	7.5%	82.5%	16.0%	50.4%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
Reportable segment revenues	$715.1	$667.7	$1,417.7	$1,308.4
Purchase accounting revenue adjustments (1)	(1.0)	(4.4)	(2.0)	(4.8)

Total revenues	$714.1	$663.3	$1,415.7	$1,303.6

Reportable segment sales margin	$358.4	$337.4	$695.6	$659.6
Other unallocated costs and operating expenses (2)	185.0	179.3	366.7	339.7
Amortization of intangible assets and depreciation	57.1	58.7	114.9	115.4
Restructuring costs	9.7	6.4	29.7	8.2

Income from operations	106.6	93.0	184.3	196.3
Total other expense, net	90.1	89.3	185.4	124.7

Income (loss) before income tax	$16.5	$3.7	$(1.1)	$71.6

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
October 31, 2016
Software license fees	$48.8	$23.8	$8.3	$80.9
SaaS subscriptions	78.0	11.1	11.6	100.7

Software license fees and subscriptions	126.8	34.9	19.9	181.6
Product updates and support fees	227.0	95.7	27.4	350.1

Software revenues	353.8	130.6	47.3	531.7
Consulting services and other fees	96.5	71.4	14.5	182.4

Total revenues	$450.3	$202.0	$61.8	$714.1

October 31, 2015
Software license fees	$50.2	$28.3	$7.9	$86.4
SaaS subscriptions	47.7	4.7	1.1	53.5

Software license fees and subscriptions	97.9	33.0	9.0	139.9
Product updates and support fees	229.0	99.4	25.9	354.3

Software revenues	326.9	132.4	34.9	494.2
Consulting services and other fees	92.5	64.3	12.3	169.1

Total revenues	$419.4	$196.7	$47.2	$663.3

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
October 31, 2016
Software license fees	$95.9	$46.5	$13.8	$156.2
SaaS subscriptions	148.1	21.5	21.2	190.8

Software license fees and subscriptions	244.0	68.0	35.0	347.0
Product updates and support fees	454.8	194.2	54.2	703.2

Software revenues	698.8	262.2	89.2	1,050.2
Consulting services and other fees	191.2	144.7	29.6	365.5

Total revenues	$890.0	$406.9	$118.8	$1,415.7

October 31, 2015
Software license fees	$103.4	$50.4	$14.1	$167.9
SaaS subscriptions	82.1	8.6	2.3	93.0

Software license fees and subscriptions	185.5	59.0	16.4	260.9
Product updates and support fees	459.6	198.6	52.7	710.9

Software revenues	645.1	257.6	69.1	971.8
Consulting services and other fees	177.7	129.2	24.9	331.8

Total revenues	$822.8	$386.8	$94.0	$1,303.6

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
October 31, 2016	$116.1	$18.1	$13.1	$147.3
April 30, 2016	$92.9	$20.4	$11.7	$125.0

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
United States	$407.4	$380.7	$808.4	$743.5
All other countries	306.7	282.6	607.3	560.1

Total revenues	$714.1	$663.3	$1,415.7	$1,303.6

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	October 31,	April 30,
(in millions)	2016	2016
United States	$114.0	$90.5
All other countries	33.3	34.5

Total long-lived tangible assets	$147.3	$125.0

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

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in millions)	2016	2015	2016	2015
Golden Gate Capital	$1.5	$1.4	$2.9	$2.8
Summit Partners	0.5	0.5	1.1	1.0

Total management fees and expenses	$2.0	$1.9	$4.0	$3.8

At October 31, 2016, approximately $3.7 million of these fees primarily related to Golden Gate Capital remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.5 million and $1.0 million in the three and six months ended October 31, 2016, respectively, and $0.4 million and $0.6 million in the comparable periods of fiscal 2016. We had sales of less than $0.1 million to companies owned by Summit Partners in the first six months of fiscal 2017 and no sales in the corresponding prior period of fiscal 2016.

In addition, we have made payments to companies owned by Golden Gate Capital for products and services of $3.7 million and $7.6 million in the second quarter and first six months of fiscal 2017, respectively, and $0.1 million and $0.2 million in the comparable periods of fiscal 2016. We have made payments to companies owned by Summit Partners for products and services of $0.2 million in the second quarter and first six months of fiscal 2017, and $0.2 million in the second quarter and first six months of fiscal 2016.

In the second quarter of fiscal 2017, we entered into a SaaS subscription agreement with Golden Gate Capital (the SaaS Agreement) under which Golden Gate Capital agreed to a three-year subscription to our CloudSuite Financials and Procurement software including related implementation services, both at our customary rates. The SaaS Agreement and related services total approximately $0.9 million, including SaaS subscription revenue of $0.2 million per year which will be recognized ratably over each of the three years under the agreement, and $0.3 million in consulting services which are to be recognized as the services are provided.

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

Dividends Paid to Affiliates

In the first six months of fiscal 2017, we paid dividends to HoldCo totaling $111.5 million including the following:

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $94.0 million. The dividend relates to the funding of HoldCo’s quarterly interest on the HoldCo Notes due November 1, 2016 as well as funding of future interest payments related to the HoldCo Notes and future amounts due under our Tax Allocation Agreement. HoldCo then contributed equity of $67.0 million to Infor, Inc.

In the first quarter of fiscal 2017, we also paid dividends to HoldCo totaling $17.5 million related to the funding of quarterly interest on our affiliate’s debt. In April 2016, HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $0.1 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.5 million, which were accrued as of April 30, 2016, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $9.1 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 2, 2016.

In the first six months of fiscal 2016, we paid dividends to HoldCo totaling $17.0 million related to the funding of quarterly interest on our affiliate’s debt. In April 2015, HoldCo elected to pay quarterly interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $1.2 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.0 million, which were accrued as of April 30, 2015, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $8.5 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 1, 2015.

In future periods, we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, primarily HoldCo, of $36.9 million as of October 31, 2016 and April 30, 2016. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

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

Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first six months of fiscal 2017 and 2016, we made payments of $9.1 million and $8.5 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $10.7 million and $9.1 million payable under the Tax Allocation Agreement as of October 31, 2016 and April 30, 2016, respectively.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of October 31, 2016 and April 30, 2016, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and six-month periods ended October 31, 2016 and 2015, and our Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2016 and 2015.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, Infor Retail Holdings, which is included in the Non-Guarantor Subsidiaries column. See Note 11, Debt – Unrestricted Subsidiary.

In the second quarter of fiscal 2017, we purchased the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests and GT Nexus became a wholly-owned subsidiary of the Company. See Note 3, Acquisitions – Fiscal 2016. As a result, we have included the wholly-owned domestic subsidiaries of GT Nexus in the Guarantor Subsidiaries column retrospectively for all periods presented.

Condensed Consolidating Balance Sheets

	October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$39.0	$16.2	$242.0	$—	$297.2
Accounts receivable, net	—	146.3	39.1	171.2	—	356.6
Prepaid expenses	—	85.4	32.5	31.3	—	149.2
Income tax receivable	—	60.8	1.1	10.7	(0.3)	72.3
Other current assets	—	4.0	0.9	18.3	—	23.2
Affiliate receivable	—	90.8	159.9	36.8	(287.5)	—
Deferred tax assets	—	12.6	15.1	14.8	(0.1)	42.4

Total current assets	—	438.9	264.8	525.1	(287.9)	940.9
Property and equipment, net	—	93.9	20.0	33.4	—	147.3
Intangible assets, net	—	350.1	343.5	159.3	—	852.9
Goodwill	—	2,412.0	447.3	1,604.3	—	4,463.6
Deferred tax assets	0.2	—	—	65.3	(0.2)	65.3
Other assets	—	25.1	10.8	60.6	—	96.5
Affiliate receivable	—	257.6	0.1	57.9	(315.6)	—
Investment in subsidiaries	—	2,532.6	—	—	(2,532.6)	—

Total assets	$0.2	$6,110.2	$1,086.5	$2,505.9	$(3,136.3)	$6,566.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$58.9	$1.1	$16.6	$—	$76.6
Income taxes payable	—	—	—	48.9	(0.3)	48.6
Accrued expenses	—	208.5	39.0	180.6	—	428.1
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	552.3	41.9	241.2	—	835.4
Affiliate payable	29.4	189.9	15.6	52.6	(287.5)	—
Current portion of long-term obligations	—	—	—	—	—	—

Total current liabilities	29.5	1,009.6	97.6	541.2	(287.9)	1,390.0
Long-term debt	—	5,619.3	—	—	—	5,619.3
Deferred tax liabilities	—	55.1	61.2	5.6	(0.2)	121.7
Affiliate payable	58.1	57.5	0.4	199.6	(315.6)	—
Other long-term liabilities	—	61.2	18.2	126.4	—	205.8
Losses in excess of investment in subsidiaries	692.5	—	—	—	(692.5)	—

Total liabilities	780.1	6,802.7	177.4	872.8	(1,296.2)	7,336.8
Redeemable noncontrolling interests	—	—	—	—	—	—
Total Infor, Inc. stockholders’ equity (deficit)	(779.9)	(692.5)	909.1	1,623.5	(1,840.1)	(779.9)
Noncontrolling interests	—	—	—	9.6	—	9.6

Total stockholders’ equity (deficit)	(779.9)	(692.5)	909.1	1,633.1	(1,840.1)	(770.3)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,110.2	$1,086.5	$2,505.9	$(3,136.3)	$6,566.5

	April 30, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$143.1	$20.6	$542.0	$—	$705.7
Accounts receivable, net	—	177.9	39.3	174.7	—	391.9
Prepaid expenses	—	79.4	29.7	42.1	—	151.2
Income tax receivable	—	49.6	0.7	10.9	—	61.2
Other current assets	—	4.0	1.0	17.9	—	22.9
Affiliate receivable	—	95.6	146.1	52.2	(293.9)	—
Deferred tax assets	—	13.1	15.1	15.0	(0.1)	43.1

Total current assets	—	562.7	252.5	854.8	(294.0)	1,376.0
Property and equipment, net	—	71.9	18.6	34.5	—	125.0
Intangible assets, net	—	398.9	349.6	148.1	—	896.6
Goodwill	—	2,411.8	396.4	1,589.8	—	4,398.0
Deferred tax assets	0.2	—	—	76.1	(0.2)	76.1
Other assets	—	33.1	15.7	85.5	—	134.3
Affiliate receivable	—	668.9	0.1	70.0	(739.0)	—
Investment in subsidiaries	—	2,149.0	—	—	(2,149.0)	—

Total assets	$0.2	$6,296.3	$1,032.9	$2,858.8	$(3,182.2)	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$85.2	$2.8	$28.8	$—	$116.8
Income taxes payable	—	0.5	—	40.2	—	40.7
Accrued expenses	—	218.6	47.0	167.1	—	432.7
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	552.8	35.2	348.7	—	936.7
Affiliate payable	29.5	180.9	28.2	55.3	(293.9)	—
Current portion of long-term obligations	—	56.3	—	—	—	56.3

Total current liabilities	29.6	1,094.3	113.2	641.4	(294.0)	1,584.5
Long-term debt	—	5,653.7	—	—	—	5,653.7
Deferred tax liabilities	—	54.5	55.1	17.9	(0.2)	127.3
Affiliate payable	58.1	69.8	0.3	610.8	(739.0)	—
Other long-term liabilities	—	85.5	24.7	129.2	—	239.4
Losses in excess of investment in subsidiaries	661.5	—	—	—	(661.5)	—

Total liabilities	749.2	6,957.8	193.3	1,399.3	(1,694.7)	7,604.9
Redeemable noncontrolling interests	—	—	140.0	—	—	140.0
Total Infor, Inc. stockholders’ equity (deficit)	(749.0)	(661.5)	699.6	1,449.4	(1,487.5)	(749.0)
Noncontrolling interests	—	—	—	10.1	—	10.1

Total stockholders’ equity (deficit)	(749.0)	(661.5)	699.6	1,459.5	(1,487.5)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,296.3	$1,032.9	$2,858.8	$(3,182.2)	$7,006.0

Condensed Consolidating Statements of Operations

	Three Months Ended October 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$43.7	$1.3	$35.9	$—	$80.9
SaaS subscriptions	—	56.2	33.3	11.2	—	100.7

Software license fees and subscriptions	—	99.9	34.6	47.1	—	181.6
Product updates and support fees	—	206.5	7.8	135.8	—	350.1

Software revenues	—	306.4	42.4	182.9	—	531.7
Consulting services and other fees	—	77.2	11.1	94.1	—	182.4

Total revenues	—	383.6	53.5	277.0	—	714.1

Operating expenses:
Cost of software license fees	—	7.9	0.7	5.2	0.1	13.9
Cost of SaaS subscriptions	—	26.3	7.7	7.8	0.7	42.5
Cost of product updates and support fees	—	29.8	0.9	28.0	1.1	59.8
Cost of consulting services and other fees	—	56.6	7.3	77.3	2.3	143.5
Sales and marketing	—	55.8	12.6	42.4	1.4	112.2
Research and development	—	54.3	8.8	46.6	3.7	113.4
General and administrative	—	5.3	37.0	18.5	(9.3)	51.5
Amortization of intangible assets and depreciation	—	29.1	14.2	13.8	—	57.1
Restructuring costs	—	1.2	0.7	7.8	—	9.7
Acquisition-related and other costs	—	1.8	1.2	0.9	—	3.9
Affiliate (income) expense, net	—	36.1	(31.5)	(4.6)	—	—

Total operating expenses	—	304.2	59.6	243.7	—	607.5

Income from operations	—	79.4	(6.1)	33.3	—	106.6

Other expense, net:
Interest expense, net	—	79.7	0.1	0.1	—	79.9
Affiliate interest (income) expense, net	—	(4.3)	—	4.3	—	—
Other (income) expense, net	—	(13.9)	—	24.1	—	10.2

Total other expense, net	—	61.5	0.1	28.5	—	90.1

Income (loss) before income tax	—	17.9	(6.2)	4.8	—	16.5
Income tax provision (benefit)	—	2.6	(0.6)	11.7	—	13.7
Equity in (earnings) loss of subsidiaries	(2.8)	12.5	—	—	(9.7)	—

Net income (loss)	2.8	2.8	(5.6)	(6.9)	9.7	2.8
Net income (loss) attributable to noncontrolling interests	—	—	(0.3)	0.2	—	(0.1)

Net income (loss) attributable to Infor, Inc.	$2.8	$2.8	$(5.3)	$(7.1)	$9.7	$2.9

	Three Months Ended October 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$45.3	$0.9	$40.2	$—	$86.4
SaaS subscriptions	—	36.6	10.5	6.4	—	53.5

Software license fees and subscriptions	—	81.9	11.4	46.6	—	139.9
Product updates and support fees	—	209.1	7.7	137.5	—	354.3

Software revenues	—	291.0	19.1	184.1	—	494.2
Consulting services and other fees	—	78.7	5.8	84.6	—	169.1

Total revenues	—	369.7	24.9	268.7	—	663.3

Operating expenses:
Cost of software license fees	—	9.5	1.0	6.5	—	17.0
Cost of SaaS subscriptions	—	16.0	2.8	3.3	0.5	22.6
Cost of product updates and support fees	—	33.1	0.6	28.2	1.2	63.1
Cost of consulting services and other fees	—	57.7	5.2	75.2	1.9	140.0
Sales and marketing	—	54.0	7.4	43.6	1.5	106.5
Research and development	—	53.1	4.1	39.6	2.9	99.7
General and administrative	—	4.1	33.8	16.8	(8.0)	46.7
Amortization of intangible assets and depreciation	—	34.3	7.0	17.4	—	58.7
Restructuring costs	—	3.3	1.3	1.8	—	6.4
Acquisition-related and other costs	—	8.9	0.7	—	—	9.6
Affiliate (income) expense, net	—	47.3	(38.8)	(8.5)	—	—

Total operating expenses	—	321.3	25.1	223.9	—	570.3

Income (loss) from operations	—	48.4	(0.2)	44.8	—	93.0

Other expense, net:
Interest expense, net	—	78.5	—	—	—	78.5
Affiliate interest (income) expense, net	—	(8.8)	—	8.8	—	—
Other (income) expense, net	—	0.7	(0.2)	10.3	—	10.8

Total other expense, net	—	70.4	(0.2)	19.1	—	89.3

Income (loss) before income tax	—	(22.0)	—	25.7	—	3.7
Income tax provision (benefit)	—	(5.3)	1.1	10.7	—	6.5
Equity in (earnings) loss of subsidiaries	2.8	(13.9)	—	—	11.1	—

Net income (loss)	(2.8)	(2.8)	(1.1)	15.0	(11.1)	(2.8)
Net income (loss) attributable to noncontrolling interests	—	—	(1.1)	0.1	—	(1.0)

Net income (loss) attributable to Infor, Inc.	$(2.8)	$(2.8)	$—	$14.9	$(11.1)	$(1.8)

	Six Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$87.5	$2.2	$66.5	$—	$156.2
SaaS subscriptions	—	103.7	65.1	22.0	—	190.8

Software license fees and subscriptions	—	191.2	67.3	88.5	—	347.0
Product updates and support fees	—	413.5	16.2	273.5	—	703.2

Software revenues	—	604.7	83.5	362.0	—	1,050.2
Consulting services and other fees	—	153.5	21.4	190.6	—	365.5

Total revenues	—	758.2	104.9	552.6	—	1,415.7

Operating expenses:
Cost of software license fees	—	17.6	1.4	10.3	0.1	29.4
Cost of SaaS subscriptions	—	50.2	14.5	13.8	1.4	79.9
Cost of product updates and support fees	—	59.8	1.8	57.2	2.4	121.2
Cost of consulting services and other fees	—	110.6	13.8	156.3	4.7	285.4
Sales and marketing	—	124.4	25.4	84.3	3.0	237.1
Research and development	—	110.6	15.3	90.1	7.5	223.5
General and administrative	—	9.8	73.0	38.8	(19.1)	102.5
Amortization of intangible assets and depreciation	—	59.0	27.9	28.0	—	114.9
Restructuring costs	—	1.4	1.0	27.3	—	29.7
Acquisition-related and other costs	—	4.1	2.7	1.0	—	7.8
Affiliate (income) expense, net	—	91.4	(73.5)	(17.9)	—	—

Total operating expenses	—	638.9	103.3	489.2	—	1,231.4

Income from operations	—	119.3	1.6	63.4	—	184.3

Other expense, net:
Interest expense, net	—	160.0	0.1	0.1	—	160.2
Affiliate interest (income) expense, net	—	(13.4)	—	13.4		—
Other (income) expense, net	—	(24.4)	—	49.6	—	25.2

Total other expense, net	—	122.2	0.1	63.1	—	185.4

Income (loss) before income tax	—	(2.9)	1.5	0.3	—	(1.1)
Income tax provision (benefit)	—	(0.6)	—	22.1	—	21.5
Equity in loss (earnings) of subsidiaries	22.6	20.3	—	—	(42.9)	—

Net income (loss)	(22.6)	(22.6)	1.5	(21.8)	42.9	(22.6)
Net income (loss) attributable to noncontrolling interests	—	—	(0.4)	0.4	—	—

Net income (loss) attributable to Infor, Inc.	$(22.6)	$(22.6)	$1.9	$(22.2)	$42.9	$(22.6)

	Six Months Ended October 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor			Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenues:
Software license fees	$—	$91.0	$3.8	$73.1	$		$167.9
SaaS subscriptions	—	70.3	10.8	11.9			93.0

Software license fees and subscriptions	—	161.3	14.6	85.0		—	260.9
Product updates and support fees	—	418.7	15.8	276.4		—	710.9

Software revenues	—	580.0	30.4	361.4		—	971.8
Consulting services and other fees	—	152.5	8.8	170.5		—	331.8

Total revenues	—	732.5	39.2	531.9		—	1,303.6

Operating expenses:
Cost of software license fees	—	16.9	1.9	11.1		0.1	30.0
Cost of SaaS subscriptions	—	30.6	3.6	5.9		0.7	40.8
Cost of product updates and support fees	—	64.1	1.2	57.2		2.3	124.8
Cost of consulting services and other fees	—	114.1	8.5	152.4		3.8	278.8
Sales and marketing	—	106.6	13.2	85.2		2.9	207.9
Research and development	—	108.8	6.0	78.5		5.6	198.9
General and administrative	—	8.4	62.2	35.7		(15.4)	90.9
Amortization of intangible assets and depreciation	—	69.8	10.2	35.4		—	115.4
Restructuring costs	—	3.8	1.2	3.2		—	8.2
Acquisition-related and other costs	—	10.8	0.8	—		—	11.6
Affiliate (income) expense, net	—	86.7	(70.0)	(16.7)		—	—

Total operating expenses	—	620.6	38.8	447.9		—	1,107.3

Income from operations	—	111.9	0.4	84.0		—	196.3

Other expense, net:
Interest expense, net	—	151.1	—	—		—	151.1
Affiliate interest (income) expense, net	—	(17.4)	—	17.4		—	—
Other (income) expense, net	—	(8.1)	(0.2)	(18.1)		—	(26.4)

Total other expense, net	—	125.6	(0.2)	(0.7)		—	124.7

Income (loss) before income tax	—	(13.7)	0.6	84.7		—	71.6
Income tax provision (benefit)	—	(6.5)	0.4	23.0		—	16.9
Equity in loss (earnings) of subsidiaries	(54.7)	(61.9)	—	—		116.6	—

Net income (loss)	54.7	54.7	0.2	61.7		(116.6)	54.7
Net income (loss) attributable to noncontrolling interests	—	—	(1.1)	0.1		—	(1.0)

Net income (loss) attributable to Infor, Inc.	$54.7	$54.7	$1.3	$61.6		$(116.6)	$55.7

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended October 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2.8	$2.8	$(5.6)	$(6.9)	$9.7	$2.8

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(33.2)	—	(33.2)
Defined benefit plan funding status, net of tax	—	—	—	1.1	—	1.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(32.1)	—	(30.4)

Comprehensive income (loss)	2.8	4.5	(5.6)	(39.0)	9.7	(27.6)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	(0.3)	0.1	—	(0.2)

Comprehensive income (loss) attributable to Infor, Inc.	$2.8	$4.5	$(5.3)	$(39.1)	$9.7	$(27.4)

	Three Months Ended October 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2.8)	$(2.8)	$(1.1)	$15.0	$(11.1)	$(2.8)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	2.4	—	2.4
Defined benefit plan funding status, net of tax	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	—	—

Total other comprehensive income (loss)	—	—	—	2.4	—	2.4

Comprehensive income (loss)	(2.8)	(2.8)	(1.1)	17.4	(11.1)	(0.4)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1.1)	0.1	—	(1.0)

Comprehensive income (loss) attributable to Infor, Inc.	$(2.8)	$(2.8)	$—	$17.3	$(11.1)	$0.6

	Six Months Ended October 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(22.6)	$(22.6)	$1.5	$(21.8)	$42.9	$(22.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(71.8)	—	(71.8)
Defined benefit plan funding status, net of tax	—	—	—	2.5	—	2.5
Unrealized gain (loss) on derivative instruments, net of tax	—	3.2	—	—	—	3.2

Total other comprehensive income (loss)	—	3.2	—	(69.3)	—	(66.1)

Comprehensive income (loss)	(22.6)	(19.4)	1.5	(91.1)	42.9	(88.7)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	(0.4)	0.3	—	(0.1)

Comprehensive income (loss) attributable to Infor, Inc.	$(22.6)	$(19.4)	$1.9	$(91.4)	$42.9	$(88.6)

	Six Months Ended October 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$54.7	$54.7	$0.2	$61.7	$(116.6)	$54.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(62.4)	—	(62.4)
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	0.6	—	—	—	0.6

Total other comprehensive income (loss)	—	0.6	—	(62.2)	—	(61.6)

Comprehensive income (loss)	54.7	55.3	0.2	(0.5)	(116.6)	(6.9)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1.1)	0.1	—	(1.0)

Comprehensive income (loss) attributable to Infor, Inc.	$54.7	$55.3	$1.3	$(0.6)	$(116.6)	$(5.9)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended October 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$13.9	$1.5	$(17.0)	$—	$(1.6)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(156.5)	1.3	(15.7)	—	(170.9)
Change in restricted cash	—	—	—	(0.5)	—	(0.5)
Purchases of property, equipment and software	—	(31.5)	(6.4)	(6.4)	—	(44.3)

Net cash used in investing activities	—	(188.0)	(5.1)	(22.6)	—	(215.7)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(0.4)	(0.8)	(1.1)	—	(2.3)
Payments on long-term debt	—	(70.3)	—	—	—	(70.3)
(Payments) proceeds from affiliate within group	—	247.8	—	(247.8)	—	—
Deferred financing and early debt redemption fees paid	—	(0.8)	—	—	—	(0.8)
Repurchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(0.8)	—	(0.7)	—	(1.5)

Net cash provided by (used in) financing activities	—	70.0	(0.8)	(249.6)	—	(180.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.8)	—	(10.8)

Net increase (decrease) in cash and cash equivalents	—	(104.1)	(4.4)	(300.0)	—	(408.5)
Cash and cash equivalents at the beginning of the period	—	143.1	20.6	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$39.0	$16.2	$242.0	$—	$297.2

	Six Months Ended October 31, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$126.4	$4.4	$(15.3)	$—	$115.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(564.1)	10.5	4.3	—	(549.3)
Purchase of other investments	—	—	—	—	—	—
Change in restricted cash	—	—	—	—	—	—
Purchases of property, equipment and software	—	(22.3)	(3.1)	(3.4)	—	(28.8)

Net cash used in investing activities	—	(586.4)	7.4	0.9	—	(578.1)

Cash flows from financing activities:
Dividends paid	—	(17.0)	—	—	—	(17.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.2)	—	(1.1)	—	(1.3)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(17.1)	—	—	—	(17.1)
(Payments) proceeds from affiliate within group	—	(11.6)	—	11.6	—	—
Deferred financing and early debt redemption fees paid	—	(16.5)	—	—	—	(16.5)
Other	—	(0.8)	—	—	—	(0.8)

Net cash provided by (used in) financing activities	—	430.2	—	10.5	—	440.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.8)	—	(5.8)

Net increase (decrease) in cash and cash equivalents	—	(29.8)	11.8	(9.7)	—	(27.7)
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$56.9	$11.8	$430.3	$—	$499.0

19. Subsequent Event

Capital Investment

On November 16, 2016, we announced that we had reached a definitive agreement in which Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries, Inc., agreed to purchase more than $2.0 billion of preferred and common equity of certain affiliates of the Company.

This transaction is subject to customary closing conditions and regulatory approvals, and is expected to close in early 2017. Our existing shareholders, including Golden Gate Capital, Summit Partners and management, will maintain control of the Company. KED will have the right to appoint four of the nine directors on the board of Infor’s parent company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended October 31, 2016, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2016, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 15,420 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2017, the Americas, EMEA and APAC regions generated approximately 62.9%, 28.7% and 8.4% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

Fiscal 2017 Acquisitions

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.7 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition will enable us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

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

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services. The Merit Acquisition brings decades of experience of Infor M3 consulting services that will expand and enhance Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

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

In the second quarter of fiscal 2017, we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of approximately $138.0 million.

Financing Activities

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

For the second quarter of fiscal 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 0.4% and 16.5%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2016. For the six months ended October 31, 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 0.1% and strengthened by approximately 13.3%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2016.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended October 31,	to Currency	Constant		to Currency	Constant
2016 vs. 2015	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$(1.7)	$(3.8)	$(5.5)	(2.0)%	(4.4)%	(6.4)%
SaaS subscriptions	(0.4)	47.6	47.2	(0.8)	89.0	88.2

Software license fees and subscriptions	(2.1)	43.8	41.7	(1.5)	31.3	29.8
Product updates and support fees	(4.5)	0.3	(4.2)	(1.3)	0.1	(1.2)

Software revenues	(6.6)	44.1	37.5	(1.3)	8.9	7.6
Consulting services and other fees	(2.3)	15.6	13.3	(1.3)	9.2	7.9

Total revenues	$(8.9)	$59.7	$50.8	(1.3)%	9.0%	7.7%

Total operating expenses	$(8.0)	$45.2	$37.2	(1.4)%	7.9%	6.5%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Six Months Ended October 31,	to Currency	Constant		to Currency	Constant
2016 vs. 2015	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$(3.3)	$(8.4)	$(11.7)	(2.0)%	(5.0)%	(7.0)%
SaaS subscriptions	(0.7)	98.5	97.8	(0.7)	105.9	105.2

Software license fees and subscriptions	(4.0)	90.1	86.1	(1.5)	34.5	33.0
Product updates and support fees	(8.6)	0.9	(7.7)	(1.2)	0.1	(1.1)

Software revenues	(12.6)	91.0	78.4	(1.3)	9.4	8.1
Consulting services and other fees	(4.4)	38.1	33.7	(1.3)	11.5	10.2

Total revenues	$(17.0)	$129.1	$112.1	(1.3)%	9.9%	8.6%

Total operating expenses	$(15.4)	$139.5	$124.1	(1.4)%	12.6%	11.2%

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2017.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2017 vs. 2016		Six Months Ended October 31,		Year-to-Date Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Revenues:
Software license fees	$80.9	$86.4	(6.4)%	(4.4)%	$156.2	$167.9	(7.0)%	(5.0)%
SaaS subscriptions	100.7	53.5	88.2	89.0	190.8	93.0	105.2	105.9

Software license fees and subscriptions	181.6	139.9	29.8	31.3	347.0	260.9	33.0	34.5
Product updates and support fees	350.1	354.3	(1.2)	0.1	703.2	710.9	(1.1)	0.1

Software revenues	531.7	494.2	7.6	8.9	1,050.2	971.8	8.1	9.4
Consulting services and other fees	182.4	169.1	7.9	9.2	365.5	331.8	10.2	11.5

Total revenues	714.1	663.3	7.7	9.0	1,415.7	1,303.6	8.6	9.9

Operating expenses:
Cost of software license fees	13.9	17.0	(18.2)	(16.5)	29.4	30.0	(2.0)	0.0
Cost of SaaS subscriptions	42.5	22.6	88.1	88.1	79.9	40.8	95.8	96.6
Cost of product updates and support fees	59.8	63.1	(5.2)	(4.0)	121.2	124.8	(2.9)	(1.4)
Cost of consulting services and other fees	143.5	140.0	2.5	3.6	285.4	278.8	2.4	3.7
Sales and marketing	112.2	106.5	5.4	6.9	237.1	207.9	14.0	15.4
Research and development	113.4	99.7	13.7	15.0	223.5	198.9	12.4	13.5
General and administrative	51.5	46.7	10.3	13.5	102.5	90.9	12.8	15.7
Amortization of intangible assets and depreciation	57.1	58.7	(2.7)	(1.7)	114.9	115.4	(0.4)	0.4
Restructuring costs	9.7	6.4	51.6	54.7	29.7	8.2	262.2	263.4
Acquisition-related and other costs	3.9	9.6	(59.4)	(58.3)	7.8	11.6	(32.8)	(31.9)

Total operating expenses	607.5	570.3	6.5	7.9	1,231.4	1,107.3	11.2	12.6

Income from operations	106.6	93.0	14.6	15.6	184.3	196.3	(6.1)	(5.3)

Interest expense, net	79.9	78.5	1.8	1.8	160.2	151.1	6.0	6.0
Other (income) expense, net	10.2	10.8	(5.6)	64.8	25.2	(26.4)	NM	NM

Income (loss) before income tax	16.5	3.7	345.9	164.9	(1.1)	71.6	NM	NM
Income tax provision	13.7	6.5	110.8	112.3	21.5	16.9	27.2	29.0

Net income (loss)	2.8	(2.8)	NM	NM	(22.6)	54.7	NM	NM
Net loss attributable to noncontrolling interests	(0.1)	(1.0)	(90.0)	(90.0)	—	(1.0)	(100.0)	(100.0)

Net income (loss) attributable to Infor, Inc.	$2.9	$(1.8)	NM %	NM %	$(22.6)	$55.7	NM %	NM %

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and six-month periods ended October 31, 2016 and 2015, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2017 vs. 2016		Six Months Ended October 31,		Year-to-Date Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Revenues:
Software license fees	$80.9	$86.4	(6.4)%	(4.4)%	$156.2	$167.9	(7.0)%	(5.0)%
SaaS subscriptions	100.7	53.5	88.2	89.0	190.8	93.0	105.2	105.9

Software license fees and subscriptions	181.6	139.9	29.8	31.3	347.0	260.9	33.0	34.5
Product updates and support fees	350.1	354.3	(1.2)	0.1	703.2	710.9	(1.1)	0.1

Software revenues	531.7	494.2	7.6	8.9	1,050.2	971.8	8.1	9.4
Consulting services and other fees	182.4	169.1	7.9	9.2	365.5	331.8	10.2	11.5

Total revenues	$714.1	$663.3	7.7%	9.0%	$1,415.7	$1,303.6	8.6%	9.9%

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

Total revenues increased 9.0% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.3%. On a constant currency basis, we realized growth across all of our geographic regions. We continue to experience significant growth in our SaaS subscriptions revenues, which increased 89.0%, as we continue to expand our CloudSuite offerings and shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 4.4%. Our consulting services and other fees revenues were up 9.2% while our product updates and support fees were relatively flat, up 0.1%. The increase in total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

For the six-month period ended October 31, 2016, total revenues increased by 9.9% compared to the six-month period ended October 31, 2015, excluding the unfavorable foreign currency impact of 1.3%. On a constant currency basis, the year-to-date increase was primarily due to the shift in our license mix which resulted in an increase of 105.9% in our SaaS subscriptions revenues, offsetting a 5.0% decrease in our perpetual software license fees revenues. Our year-to-date consulting services and other fees revenues were up 11.5% while our product updates and support fees were relatively flat, up 0.1%. The increase in year-to-date total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the second quarter of fiscal 2017, software license fees decreased by 4.4% compared to the second quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 2.0%. At constant currency, the decrease in perpetual license fees revenues was primarily due to a decrease in our EMEA and Americas regions, which accounted for decreases of 3.5 points and 1.1 points, respectively. These decreases were somewhat offset by a 0.2 point increase related to our APAC region. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the six-month period ended October 31, 2016, software license fees decreased by 5.0%, compared to the six-month period ended October 31, 2015, excluding the unfavorable foreign currency impact of 2.0%. At constant currency, the decrease in perpetual license fees revenues was experienced across all of our geographic regions with the Americas, EMEA and APAC regions accounting for decreases of 3.7 points, 1.0 point and 0.3 points, respectively. Our year-to-date software license fees revenues were negatively impacted by the continued shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the second quarter of fiscal 2017, SaaS subscriptions revenues increased by 89.0% compared to the second quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2017 across all geographic regions, especially in the Americas, which accounted for an increase of 56.6 points. In addition, our APAC and EMEA regions contributed increases of 19.5 points and 12.9 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio and other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of GT Nexus for the full quarter in fiscal 2017 compared to a portion of the comparable period last year, since the acquisition occurred in the middle of the second quarter of fiscal 2016. GT Nexus contributed an increase of 44.4 points.

In the six-month period ended October 31, 2016, SaaS subscriptions revenues increased by 105.9%, compared to the six-month period ended October 31, 2015, excluding the unfavorable foreign currency impact of 0.7%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2017 across all geographic regions; the Americas accounted for an increase of 71.0 points, APAC 20.3 points, and EMEA 14.6 points. The increase in year-to-date SaaS subscriptions revenues also reflects the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016 and accounted for a 61.7 point increase.

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

Product updates and support fees were relatively flat, up 0.1%, excluding the unfavorable foreign currency impact of 1.3%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

In the six-month period ended October 31, 2016, product updates and support fees increased by 0.1%, compared to the six-month period ended October 31, 2015, excluding the unfavorable foreign currency impact of 1.2%.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new license transactions and price increases offsetting customer attrition and the negative pressure of the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support. We experienced modest growth in our product updates and support fees in our EMEA and APAC regions which more than offset a slight decrease in the Americas. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 9.2%, excluding the unfavorable foreign currency impact of 1.3%, in the current quarter compared to the second quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 10.1 points compared to the second quarter last year. This increase was experienced across all geographic regions; EMEA accounted for an increase of 6.2 points, Americas 3.0 points, and APAC 0.9 points. These increases were somewhat offset by a 0.9 point decrease in other fees revenues, primarily in our Americas region. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.9 points of the increase.

Consulting services and other fees increased by 11.5%, excluding the unfavorable foreign currency impact of 1.3%, in the six-month period ended October 31, 2016, compared to the six-month period ended October 31, 2015. At constant currency, year-to-date increases in consulting services revenues accounted for an increase of 9.4 points compared to the corresponding period last year. The year-to-date increase in consulting services was experienced across all geographic regions with EMEA contributing an increase of 6.0 points, Americas 2.1 points, and APAC 1.3 points. In addition, our other fees revenues increased by 2.1 points, primarily in our Americas region due to inclusion of revenues related to Inforum, our customer event held in July 2016, with no similar amounts in the corresponding prior period. The increase in year-to-date consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.0 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $854.3 million at October 31, 2016, compared to $973.9 million at April 30, 2016 and $796.9 million at October 31, 2015.

The following table sets forth the components of deferred revenue:

	October 31,	April 30,	October 31,
(in millions)	2016	2016	2015
Software license fees	$9.7	$10.6	$9.7
SaaS subscriptions	155.5	141.9	87.1

Software license fees and subscriptions	165.2	152.5	96.8
Product updates and support fees	638.1	757.8	647.5
Consulting services and other fees	51.0	63.6	52.6

Total deferred revenue	854.3	973.9	796.9
Less: current portion	835.4	936.7	777.5

Deferred revenue - non-current	$18.9	$37.2	$19.4

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

Operating Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2017 vs. 2016		October 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Operating expenses:
Cost of software license fees	$13.9	$17.0	(18.2)%	(16.5)%	$29.4	$30.0	(2.0)%	0.0%
Cost of SaaS subscriptions	42.5	22.6	88.1	88.1	79.9	40.8	95.8	96.6
Cost of product updates and support fees	59.8	63.1	(5.2)	(4.0)	121.2	124.8	(2.9)	(1.4)
Cost of consulting services and other fees	143.5	140.0	2.5	3.6	285.4	278.8	2.4	3.7
Sales and marketing	112.2	106.5	5.4	6.9	237.1	207.9	14.0	15.4
Research and development	113.4	99.7	13.7	15.0	223.5	198.9	12.4	13.5
General and administrative	51.5	46.7	10.3	13.5	102.5	90.9	12.8	15.7
Amortization of intangible assets and depreciation	57.1	58.7	(2.7)	(1.7)	114.9	115.4	(0.4)	0.4
Restructuring costs	9.7	6.4	51.6	54.7	29.7	8.2	262.2	263.4
Acquisition-related and other costs	3.9	9.6	(59.4)	(58.3)	7.8	11.6	(32.8)	(31.9)

Total operating expenses	$607.5	$570.3	6.5%	7.9%	$1,231.4	$1,107.3	11.2%	12.6%

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

Cost of software license fees decreased by 16.5%, excluding the favorable foreign currency impact of 1.7%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. At constant currency, this decrease was primarily due to an 11.2 point decrease related to lower third-party royalties and a 6.3 point decrease related to lower channel partner commissions in-line with lower software license fees revenues in the quarter and the mix of license fees. These decreases were somewhat offset by a 1.0 point increase related to higher other costs.

Cost of software license fees for the first six months of fiscal 2017 were flat, excluding the favorable foreign currency impact of 2.0%, compared to the first six months of fiscal 2016. At constant currency, a 5.5 point decrease related to lower third-party royalties offset a 4.3 point increase related to higher channel partner commissions and a 1.2 point increase related to higher other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 88.1%, excluding a minimal favorable foreign currency impact, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the second quarter of fiscal 2017.

Cost of SaaS subscriptions for the first six months of fiscal 2017 increased by 96.6%, excluding the favorable foreign currency impact of 0.8%, compared to the first six months of fiscal 2016, in-line with higher year-to-date SaaS subscriptions revenues.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 4.0%, excluding the favorable foreign currency impact of 1.2%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. At constant currency, the decrease was primarily due to a 4.3 point decrease related to lower third-party royalties and a 1.6 decrease in employee-related support and overhead costs. These decreases were somewhat offset by a 1.9 point increase related to higher channel partner commissions.

For the first six months of fiscal 2017, cost of product updates and support fees decreased by 1.4%, excluding the favorable foreign currency impact of 1.5%, compared to the first six months of fiscal 2016. At constant currency, the year-to-date decrease was primarily due to a 1.8 point decrease related to lower third-party royalties and a 1.6 point decrease in employee-related support and overhead costs. These decreases were somewhat offset by a 1.8 point increase related to higher channel partner commissions and 0.2 points related to higher other costs.

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

Cost of consulting services and other fees increased by 3.6%, excluding the favorable foreign currency impact of 1.1%, in the current quarter compared to the second quarter of fiscal 2016. At constant currency, cost of consulting services increased 9.0 points due to higher employee-related and overhead costs due to 7.4% higher headcount in our professional services organizations in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This increase was somewhat offset by a 3.6 point decrease due to lower billable contractor costs and a 1.8 point decrease related to other costs.

For the first six months of fiscal 2017, cost of consulting services and other fees increased by 3.7%, excluding the favorable foreign currency impact of 1.3%, compared to the first six months of fiscal 2016. At constant currency, the year-to-date increase was primarily due to a 9.2 point increase in employee-related and overhead costs due to higher headcount in our professional services organizations. This increase was somewhat offset by a 4.3 point decrease due to lower billable contractor costs and a 1.2 point decrease related to other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 6.9%, excluding the favorable foreign currency impact of 1.5%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 10.5 points in higher employee-related sales and overhead costs due to 3.1% higher headcount in our sales organization in the current quarter compared to last year, and a net 0.3 point increase due to higher professional fees and other sales costs. These decreases were somewhat offset by a 3.9 point decrease due to lower marketing program costs in the current quarter.

Sales and marketing expenses increased by 15.4%, excluding the favorable foreign currency impact of 1.4%, in the six-month period ended October 31, 2016, compared to the six-month period ended October 31, 2015. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 10.9 point increase in employee-related sales and overhead costs due to higher headcount in our sales organization, an increase of 4.0 points due to higher marketing program costs, including the costs of Inforum held in the first quarter of this year, and a net 0.5 point increase due to higher professional fees and other sales costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, and overhead costs related to our research and development function.

Research and development expenses increased by 15.0%, excluding the favorable foreign currency impact of 1.3%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. On a constant currency basis, research and development expenses increased 17.9 points as a result of higher employee-related and overhead costs due to 14.4% higher headcount in our development organization in the current quarter compared to last year, and 0.7 points related to higher professional fees. These increases were somewhat offset by a 3.3 point decrease related to higher capitalization of software development costs in the current quarter as compared to the second quarter last year and 0.3 points related to a decrease in other development costs.

Research and development expenses increased 13.5%, excluding the favorable foreign currency impact of 1.1%, in the six-month period ended October 31, 2016, compared to the six-month period ended October 31, 2015. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to an 18.4 point increase in employee-related sales and overhead costs due to higher headcount in our development organization and 2.2 points related to higher professional fees. These increases were somewhat offset by a 6.6 point decrease related to higher capitalization of software development costs year-to-date as compared to the corresponding period last year and 0.5 points related to a decrease in other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 13.5%, excluding the favorable foreign currency impact of 3.2%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. On a constant currency basis, general and administrative expenses increased approximately 6.0 points due to an increase in employee-related costs and overhead allocations, 1.6 points due to higher share-based compensation in the quarter compared to last year, 3.7 points related to higher consulting and professional fees, and a net increase of 2.2 points in other general and administrative expenses.

General and administrative expenses increased by 15.7%, excluding the favorable foreign currency impact of 2.9%, in the six-month period ended October 31, 2016, compared to the six-month period ended October 31, 2015. On a constant currency basis, year-to-date general and administrative expenses increased approximately 7.4 points due to an increase in employee-related costs and overhead allocations, 2.8 points due to higher share-based compensation compared to last year, 2.9 points related to higher consulting and professional fees, and a net increase of 2.6 points in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by 1.7%, excluding the favorable foreign currency impact of 1.0%, in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016. The quarter-over-quarter decrease resulted primarily from lower amortization and depreciation related to certain of our assets being fully amortized or depreciated in fiscal 2016 with no corresponding expense recorded in fiscal 2017. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

In the six-month period ended October 31, 2016, amortization of intangible assets and depreciation was relatively flat, up 0.4%, compared with the six-month period ended October 31, 2015, excluding the favorable impact of foreign currency of 0.8%. Year-to-date, increased amortization and depreciation expense of assets recorded as part of our recent acquisitions and depreciation of costs capitalized for our internal use software mostly offset decreases related to certain of our assets being fully amortized or depreciated in fiscal 2016 with no corresponding expense recorded in fiscal 2017.

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

We recorded restructuring charges of approximately $9.7 million and $6.4 million in the second quarter of fiscal 2017 and fiscal 2016, respectively, related to our various restructuring actions.

We incurred restructuring charges of $29.7 million in the six-month period ended October 31, 2016, compared to $8.2 million in the six-month period ended October 31, 2015.

The restructuring charges recorded to date in fiscal 2017 included approximately $29.0 million related to employee severance costs and $0.7 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our EMEA region affecting all functional areas. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

The restructuring charges recorded in fiscal 2016 included approximately $6.1 million related to employee severance costs and $2.1 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions across all functions primarily in the Americas and EMEA regions. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

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

In the second quarter of fiscal 2017, we recorded acquisition-related and other costs of $3.9 million, a decrease of approximately $5.7 million compared to $9.6 million in the second quarter of fiscal 2016.

For the six months ended October 31, 2016, acquisition-related and other costs totaled $7.8 million, a decrease of approximately $3.8 million compared to $11.6 million in the comparable six months of fiscal 2016.

For the six months ended October 31, 2016, acquisition-related and other costs were primarily for our recent acquisitions of Merit, Predictix, Starmount, and GT Nexus, as well as other costs related to corporate structure and debt financing. For the six months ended October 31, 2015, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015 as well as to adjust the estimated fair value of our contingent consideration liability related to previous acquisitions.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2017 vs. 2016		October 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
Interest expense, net	$79.9	$78.5	1.8%	1.8%	$160.2	$151.1	6.0%	6.0%
Other (income) expense, net	10.2	10.8	(5.6)	64.8	25.2	(26.4)	NM	NM

Total non-operating expenses	$90.1	$89.3	0.9%	9.4%	$185.4	$124.7	48.7%	59.3%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $1.4 million, or 1.8%, to $79.9 million in the quarter ended October 31, 2016, compared to $78.5 million in the quarter ended October 31, 2015. The quarter-over-quarter increase in our interest expense was primarily due to our Senior Secured Notes issued in the second quarter of fiscal 2016. As a result of this issuance, our interest expense increased by approximately $0.9 million and amortization of deferred financing fees and net debt discounts increased $0.3 million in the second quarter of fiscal 2017 compared to the second quarter last year. Other interest expense, net also increased $0.2 million in the current quarter.

Interest expense, net increased by $9.1 million, or 6.0%, to $160.2 million in the six-month period ended October 31, 2016, compared to $151.1 million in the six-month period ended October 31, 2015. Year-to-date, the increase in our interest expense was also primarily due to the issuance of our Senior Secured Notes in the second quarter of fiscal 2016 which resulted in an increase in interest expense of approximately $7.7 million and an increase in the amortization of deferred financing fees and net debt discounts of $1.5 million in the first six months of fiscal 2017 compared to the comparable period last year. These increases in interest expense were somewhat offset by a $0.1 million increase in interest income.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $10.2 million in the second quarter of fiscal 2017 compared to $10.8 million net expense in the second quarter of fiscal 2016.

For the first six months of fiscal 2017, other (income) expense, net was net expense of $25.2 million compared to net income of $26.4 million in the six-month period ended October 31, 2015.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change		Six Months Ended			Year-to-Date Change
	October 31,		Fiscal 2017 vs. 2016		October 31,			Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016		2015	Actual	Constant Currency
Income tax provision	$13.7	$6.5	110.8%	112.3%	$21.5		$16.9	27.2%	29.0%
Effective income tax rate	83.0%	175.7%			(1,954.5	)%(1)	23.6%

(1)	Due to our reduced level of pre-tax book income this period, our tax rate is not meaningful.

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

The change in our effective tax rate for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily driven by a decrease in taxes from the creation of U.S. tax credits, a reduction in foreign income subject to U.S. tax (Subpart F income), a reduction in the valuation allowances for various foreign deferred tax assets, and an increase in the liabilities recorded for unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2017 compared to the corresponding period of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, a reduction in foreign income subject to U.S. tax (Subpart F income), a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2017 vs. 2016		October 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual	Constant Currency	2016	2015	Actual	Constant Currency
GAAP revenues	$714.1	$663.3	7.7%	9.0%	$1,415.7	$1,303.6	8.6%	9.9%
Non-GAAP revenue adjustments:
Purchase accounting impact on SaaS subscriptions	0.8	4.3			1.5	4.3
Purchase accounting impact on product updates and support fees	0.2	0.1			0.5	0.5

Total non-GAAP revenue adjustments	1.0	4.4			2.0	4.8

Non-GAAP revenues	$715.1	$667.7	7.1%	8.4%	$1,417.7	$1,308.4	8.4%	9.7%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Quarterly Change				Six Months Ended		Year-to-Date Change
	October 31,		Fiscal 2017 vs. 2016				October 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2016	2015	Actual		Constant Currency		2016	2015	Actual		Constant Currency
GAAP net income attributable to Infor, Inc.	$2.9	$(1.8)	NM	%	NM	%	$(22.6)	$55.7	NM	%	NM	%
Interest expense, net (1)	80.2	78.9					160.8	151.8
Income tax provision(2)	14.5	6.5					23.7	16.9
Amortization of intangible assets and depreciation	57.1	58.7					114.9	115.4
Purchase accounting impact revenues/costs, net	1.0	4.4					2.0	4.8
Share-based compensation	2.6	1.9					6.1	3.2
Acquisition-related and other costs	3.9	9.6					7.8	11.6
Restructuring costs	9.7	6.4					29.7	8.2
Foreign currency (gain) loss	10.2	10.8					25.0	(26.1)
Other (3)	22.8	15.4					43.8	16.8

Adjusted EBITDA	$204.9	$190.8	7.4%		8.2%		$391.2	$358.3	9.2%		9.9%

Adjusted EBITDA margin (4)	28.7%	28.6%					27.6%	27.4%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes costs incurred related to nonrecurring litigation and/or settlement costs, anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, sponsor management fees, other non-recurring costs that are allowed to be added back under the provisions of our debt agreements, and an exclusion of our unrestricted subsidiary’s adjusted EBITDA.
(4)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

	Six Months Ended
(in millions, except percentages)	October 31,
Cash Flows	2016	2015	Change
Cash provided by (used in):
Operating activities	$(1.6)	$115.5	NM	%
Investing activities	(215.7)	(578.1)	(62.7)
Financing activities	(180.4)	440.7	NM
Effect of exchange rate changes on cash and cash equivalents	(10.8)	(5.8)	86.2

Net change in cash and cash equivalents	$(408.5)	$(27.7)	NM	%

*	NM - Percentage not meaningful

(in millions, except percentages)	October 31,	April 30,
Capital Resources	2016	2016	Change
Working capital deficit	$(449.1)	$(208.5)	115.4%
Cash and cash equivalents	$297.2	$705.7	(57.9)%

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

In fiscal 2017, we completed the Starmount Acquisition for $62.7 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase. Included in the purchase price is $23.4 million of deferred consideration which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. Also in fiscal 2017, we completed the Predictix Acquisition for approximately $125.6, net of cash acquired, and the Merit Acquisition for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase. In addition, we paid $138.0 million to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the six-month period ended October 31, 2016, was $1.6 million. Our net loss adjusted for non-cash items provided $147.9 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $149.5 million. The uses of cash were from a $105.7 million decrease in deferred revenue, as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31, an $80.8 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the timing of interest payments and vendor payments, and $14.2 million related to our income tax receivable/payable, net. These uses of cash were partially offset by a $34.1 million decrease in accounts receivable, net, a $17.1 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities for the six-month period ended October 31, 2015, was $115.5 million. Our net income adjusted for non-cash items provided $154.3 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $38.8 million. The uses of cash were primarily from a $104.1 million decrease in deferred revenue, as a portion of amounts collected in advance from customers have been earned as revenue, due to the timing of maintenance renewals, and a $12.2 million increase in prepaid expenses and other assets. These uses of cash were partially offset by a $38.0 million increase in accounts payable, accrued expenses and other liabilities and a $36.5 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $215.7 million in the six-month period ended October 31, 2016. The primary uses of cash were $170.9 million net cash used for the Starmount Acquisition, the Predictix Acquisition and the Merit Acquisition, and $44.3 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $578.1 million in the six-month period ended October 31, 2015. The primary uses of cash were $549.3 million net cash used for our acquisition of GT Nexus and $28.8 million used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $180.4 million in the six-month period ended October 31, 2016. The primary uses of cash were $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus, $111.5 million in dividend payments and $70.3 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

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

Effect of Exchange Rate Changes

For the six months ended October 31, 2016, changes in foreign currency exchange rates resulted in a $10.8 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $5.8 million during the six months ended October 31, 2015.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $449.1 million at October 31, 2016, compared to $208.5 million at April 30, 2016. At October 31, 2016, our cash decreased by $408.5 million compared to the balance at April 30, 2016. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of our fiscal 2017, the most significant change in our current assets aside from cash was a $35.3 million decrease in our accounts receivable, net. During this period, the most significant changes in our current liabilities were a $101.3 million decrease in deferred revenue, due to the timing of maintenance renewals, a $56.3 million decrease in the current portion of long-term obligations, and a $40.2 million decrease in accounts payable.

Cash and Cash Equivalents

As of October 31, 2016, we had $297.2 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of October 31, 2016, $56.2 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $241.0 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2016			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$452.3	$449.1	3.750%	$461.8	$458.1	3.750%
First lien Term B-5 due June 3, 2020	2,394.1	2,328.4	3.750%	2,447.5	2,373.2	3.750%
First lien Euro Term B due June 3, 2020	362.7	358.8	4.000%	386.2	382.0	4.000%
5.75% first lien senior secured notes due August 15, 2020	500.0	483.1	5.750%	500.0	481.1	5.750%
6.5% senior notes due May 15, 2022	1,630.0	1,620.4	6.500%	1,630.0	1,619.7	6.500%
5.75% senior notes due May 15, 2022	384.2	379.5	5.750%	401.0	395.9	5.750%
Deferred financing fees, debt discounts and premiums, net	(104.0)	—		(116.5)	—

Total long-term debt	5,619.3	5,619.3		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,619.3	$5,619.3		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of October 31, 2016, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Sixth Amendment; Seventh Amendment described below).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.5 million of letters of credit have reduced the amount available under the Revolver to $108.5 million as of October 31, 2016. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum. See Note 19, Subsequent Events – Credit Agreement Amendment.

On August 15, 2016, we entered into the Seventh Amendment (the Amendment) to the Credit Agreement. The Amendment provides for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

On October 12, 2016, we entered into supplemental indentures to the indentures governing the Senior Notes and the Senior Secured Notes to add Starmount, Inc. as a guarantor of each of such notes.

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

Infor Retail Holdings includes the financial position and results of operations of Predictix, which we acquired in the first quarter of fiscal 2017. See Note 3, Acquisitions. As of April 30, 2016, prior to the Predictix Acquisition, the financial position of Infor Retail Holdings only reflected our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 1, Nature of Business and Basis of Presentation – Cost Method Investments. This investment was included in other assets on our Condensed Consolidated Balance Sheets as of April 30, 2016. On June 27, 2016, we acquired the remaining issued and outstanding capital stock of Predictix.

Infor Retail Holdings’ financial position as of October 31, 2016 and its results of operations for the first six months of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended October 31, 2016. Infor Retail Holdings held assets totaling $151.2 million, primarily intangible assets and goodwill, and liabilities of $5.9 million as of October 31, 2016. For the six months ended October 31, 2016, Infor Retail Holdings recorded revenues of $5.4 million and a loss from operations of $6.6 million. In addition, its Adjusted EBITDA for the first six months was a loss of $3.7 million, as calculated based on the provisions of the Credit Agreement.

Restricted Cash

We had approximately $11.3 million of restricted cash as of October 31, 2016, of which approximately $1.0 million and $10.3 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2016 were $7,821.6 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended October 31, 2016. At October 31, 2016, we had recorded a liability for uncertain tax positions of $153.9 million. Over the next 12 months, we expect a net reduction of approximately $21.0 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 42.9% and 42.6% of our total revenues for the second quarter of fiscal 2017 and 2016, respectively. International cost of revenues and operating expenses accounted for 40.8% and 42.0% of our total cost of revenues and operating expenses for the second quarter of fiscal 2017 and 2016, respectively. For the first six months of fiscal 2017 and 2016, international revenues represented 42.9% and 43.0% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 41.4% and 43.1% of our total cost of revenues and operating expenses for the first six months of fiscal 2017 and 2016, respectively.

As of October 31, 2016 and April 30, 2016, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.9% and 4.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.4% and 2.1% as of October 31, 2016 and April 30, 2016, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.5% and 0.2% as of October 31, 2016 and April 30, 2016, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of October 31, 2016 and April 30, 2016, we had $5.6 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements we have in place at October 31, 2016, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, certain of our debt agreements have LIBOR or EURIBOR floors of 1.00% or 2.00%. On October 31, 2016, the three-month LIBOR and EURIBOR rates were 0.88% and -0.31%, respectively. Accordingly, we used the LIBOR/EURIBOR floors, as applicable. An increase in applicable interest rates of 50 basis points over the October 31, 2016 rates would not have a significant impact on our total monthly interest expense as such a change would have a negligible impact on the LIBOR and EURIBOR floors related to our debt.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 29.4% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Index to Exhibits on page 68 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2016

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.2	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.3	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended (filed with Infor, Inc.’s Current Report on Form 8-K filed on August 16, 2016 (Reg. No. 333-183494) and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at October 31, 2016 and April 30, 2016,

ii.	Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2016 and 2015,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2016 and 2015,

iv.	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2016 and 2015, and

v.	Notes to Condensed Consolidated Financial Statements.