Form 10-Q
period 2017-01-31
Infor, Inc.
filed 2017-03-02
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

The number of shares of our common stock outstanding on February 28, 2017, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed with the SEC on June 23, 2016 (our Annual Report on Form 10-K), and those that may be discussed in this Quarterly Report on Form 10-Q under Part II, Item 1A, Risk Factors.

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	January 31,	April 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$412.0	$705.7
Accounts receivable, net	401.2	391.9
Prepaid expenses	153.8	151.2
Income tax receivable	76.6	61.2
Other current assets	23.9	22.9
Deferred tax assets	41.3	43.1

Total current assets	1,108.8	1,376.0
Property and equipment, net	155.3	125.0
Intangible assets, net	809.1	896.6
Goodwill	4,466.8	4,398.0
Deferred tax assets	65.5	76.1
Other assets	93.8	134.3

Total assets	$6,699.3	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$74.5	$116.8
Income taxes payable	41.1	40.7
Accrued expenses	403.0	432.7
Deferred tax liabilities	1.4	1.3
Deferred revenue	990.9	936.7
Current portion of long-term obligations	—	56.3

Total current liabilities	1,510.9	1,584.5
Long-term debt, net	5,604.9	5,653.7
Deferred tax liabilities	114.1	127.3
Other long-term liabilities	200.8	239.4

Total liabilities	7,430.7	7,604.9

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	—	140.0
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2017 and April 30, 2016	—	—
Additional paid-in capital	1,234.5	1,175.7
Receivable from stockholders	(36.9)	(36.9)
Accumulated other comprehensive (loss) income	(259.0)	(193.0)
Accumulated deficit	(1,679.8)	(1,694.8)

Total Infor, Inc. stockholders’ deficit	(741.2)	(749.0)
Noncontrolling interests	9.8	10.1

Total stockholders’ deficit	(731.4)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,699.3	$7,006.0

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Revenues:
Software license fees	$81.4	$87.3	$237.6	$255.2
SaaS subscriptions	100.1	71.7	290.9	164.7

Software license fees and subscriptions	181.5	159.0	528.5	419.9
Product updates and support fees	347.8	349.2	1,051.0	1,060.1

Software revenues	529.3	508.2	1,579.5	1,480.0
Consulting services and other fees	177.3	163.4	542.8	495.2

Total revenues	706.6	671.6	2,122.3	1,975.2

Operating expenses:
Cost of software license fees (1)	14.8	16.7	44.2	46.7
Cost of SaaS subscriptions (1)	43.3	29.0	123.2	69.8
Cost of product updates and support fees (1)	59.3	61.7	180.5	186.5
Cost of consulting services and other fees (1)	145.0	141.2	430.4	420.0
Sales and marketing	112.4	109.6	349.5	317.5
Research and development	111.9	114.5	335.4	313.4
General and administrative	54.1	52.8	156.6	143.7
Amortization of intangible assets and depreciation	58.0	65.6	172.9	181.0
Restructuring costs	7.8	12.2	37.5	20.4
Acquisition-related and other costs	(1.2)	3.4	6.6	15.0

Total operating expenses	605.4	606.7	1,836.8	1,714.0

Income from operations	101.2	64.9	285.5	261.2

Other expense, net:
Interest expense, net	79.2	80.5	239.4	231.6
Other (income) expense, net	(16.8)	35.7	8.4	9.3

Total other expense, net	62.4	116.2	247.8	240.9

Income (loss) before income tax	38.8	(51.3)	37.7	20.3
Income tax provision (benefit)	0.8	(5.7)	22.3	11.2

Net income (loss)	38.0	(45.6)	15.4	9.1
Net income (loss) attributable to noncontrolling interests	0.4	(1.4)	0.4	(2.4)

Net income (loss) attributable to Infor, Inc.	$37.6	$(44.2)	$15.0	$11.5

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net income (loss)	$38.0	$(45.6)	$15.4	$9.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(1.8)	(11.9)	(73.6)	(74.3)
Change in defined benefit plan funding status, net of tax	(0.1)	1.2	2.4	1.4
Unrealized gain (loss) on derivative instruments, net of tax	1.7	1.1	4.9	1.7

Total other comprehensive income (loss)	(0.2)	(9.6)	(66.3)	(71.2)

Comprehensive income (loss)	37.8	(55.2)	(50.9)	(62.1)

Noncontrolling interests comprehensive income (loss)	0.2	(1.8)	0.1	(2.8)

Comprehensive income (loss) attributable to Infor, Inc.	$37.6	$(53.4)	$(51.0)	$(59.3)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net income	$15.4	$9.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.9	181.0
Provision for doubtful accounts, billing adjustments and sales allowances	16.5	14.7
Deferred income taxes	(8.0)	(13.9)
Non-cash loss (gain) on foreign currency	8.4	9.5
Non-cash interest	20.8	19.2
Equity-based compensation expense	7.3	18.9
Other	(1.5)	1.3
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	14.7	(41.0)
Accounts receivable, net	(14.0)	(16.4)
Income tax receivable/payable, net	(19.5)	(18.7)
Deferred revenue	39.7	27.5
Accounts payable, accrued expenses and other liabilities	(116.4)	30.3

Net cash provided by operating activities	136.3	221.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(170.9)	(549.6)
Purchase of other investments	(0.1)	(25.0)
Change in restricted cash	(0.1)	(3.2)
Purchases of property, equipment and software	(60.0)	(49.4)

Net cash used in investing activities	(231.1)	(627.2)

Cash flows from financing activities:
Equity contributions	144.0	—
Dividends paid	(111.5)	(35.0)
Loans to stockholders	—	(1.6)
Payments on capital lease obligations	(3.2)	(2.4)
Proceeds from issuance of debt	—	495.0
Payments on long-term debt	(78.8)	(25.6)
Deferred financing and early debt redemption fees paid	(0.8)	(16.5)
Purchase of noncontrolling interests	(138.0)	—
Other	(1.9)	(1.2)

Net cash (used in) provided by financing activities	(190.2)	412.7

Effect of exchange rate changes on cash and cash equivalents	(8.7)	(11.8)

Net decrease in cash and cash equivalents	(293.7)	(4.8)
Cash and cash equivalents at the beginning of the period	705.7	526.7

Cash and cash equivalents at the end of the period	$412.0	$521.9

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

The following table presents a summary of the changes in the redeemable noncontrolling interests for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
Beginning of period	$—	$127.8	$140.0	$—
Increase due to business combination	—	—	—	125.0
Net loss attributable to redeemable noncontrolling interests	—	(1.6)	(0.4)	(2.7)
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	7.5	(1.6)	11.4
Redemption of noncontrolling interests	—	—	(138.0)	—

End of period	$—	$133.7	$—	$133.7

The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition. See Note 3, Acquisitions – Fiscal 2016.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2016	$13.5
Provision	7.3
Write-offs and recoveries	(5.3)
Currency translation effect	(0.4)

Balance, January 31, 2017	$15.1

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2016	$10.4
Provision	9.2
Write-offs	(9.4)
Currency translation effect	(0.5)

Balance, January 31, 2017	$9.7

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the applicable period. Gains or losses resulting from translation of balance sheet accounts are included as a separate component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss as a component of other (income) expense, net, in the accompanying Condensed Consolidated Statements of Operations. Foreign currency gains or losses related to intercompany transactions considered to be long-term investments are included in other comprehensive income (loss) as a net credit or charge.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign exchange gain of $16.8 million and a net foreign exchange loss of $35.6 million for the three months ended January 31, 2017 and 2016, respectively. In the first nine months of fiscal 2017 and 2016, we recognized a net foreign exchange loss of $8.2 million and $9.5 million, respectively.

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

In November 2015, the FASB issued guidance simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are to be classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods (our fiscal 2018), and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The adoption of this guidance will only impact presentation on our consolidated balance sheets and related disclosures and will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the timing of adoption of this guidance and adoption method.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under this guidance, lessees will recognize a right-of-use asset and a lease liability on their consolidated balance sheets for leases with accounting lease terms of more than 12 months. The liability recognized will be the present value of related lease payments, subject to certain adjustments. Leases will continue to be classified as either operating or finance for income statement purposes, which will affect the pattern of expense recognition in the consolidated statements of operations. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018 (our fiscal 2020), with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. We are currently evaluating how this guidance will impact our consolidated financial statements and related disclosures and evaluating the timing of adoption. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will have a significant impact on our assets and liabilities. We do not expect that this guidance will have a material impact on our results of operations or cash flows.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. The standard is required to be adopted using a retrospective transition method approach. We are currently evaluating how this guidance will impact the classification/presentation of these items on our consolidated statements of cash flows and related disclosures. This guidance will not have a material impact on our financial position or our results of operations.

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

In November 2016, the FASB issued new guidance related to the classifications and presentation of changes in restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows explain the change during the period in total of cash, cash equivalents and restricted cash. Accordingly, amounts generally described as restricted cash are to be combined with unrestricted cash when reconciling the beginning and end of period balances on the statement of cash flows. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. We are currently evaluating how this guidance will impact the classification/presentation of restricted cash on our consolidated statements of cash flows and related disclosures. This guidance will not have a material impact on our financial position or our results of operations.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods (our fiscal 2019). Early adoption is permitted. We are currently evaluating how this guidance will impact our financial position, results of operations and cash flows.

In January 2017, the FASB issued guidance simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this guidance, goodwill impairment will be determined based on the comparison of the fair value of a reporting unit to its carrying amount with an impairment charge recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is to be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods (our fiscal 2021). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Upon adoption, we will adjust our goodwill testing procedures accordingly. We do not expect that this guidance will have a material impact on our financial position, results of operations or cash flows.

As of the date of this Quarterly Report on Form 10-Q, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2017

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition will enable us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

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

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc., for approximately $125.7 million, net of cash acquired (the Predictix Acquisition). This is in addition to the 16.67% equity interest we acquired in the third quarter of fiscal 2016 for $25.0 million. See Note 1, Nature of Business and Basis of Presentation, Cost Method Investments. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complements and further expands offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to Infor’s parent company by its current equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners. See Note 17, Related Party Transactions- Equity Contributions. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

We have recorded approximately $37.0 million of identifiable intangible assets and $122.7 million of goodwill related to the Predictix Acquisition. The acquired intangible assets relating to Predictix’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and twelve years, respectively. We have determined that the goodwill arising from the Predictix Acquisition will not be deductible for tax purposes.

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

We have recorded approximately $9.0 million of identifiable intangible assets and $15.8 million of goodwill related to the Merit Acquisition. The acquired intangible assets relating to Merit’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately two, two and eight years, respectively. We have determined that the goodwill arising from the Merit Acquisition will not be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Starmount, Predictix and Merit are preliminary as of January 31, 2017. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. These acquisitions were not significant for financial reporting purposes, and their related results were not material to our results for the three months and nine months ended January 31, 2017.

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

The total consideration for the GT Nexus Acquisition was funded through the issuance of our 5.75% senior secured notes due 2020 (see Note 11, Debt – Senior Secured Notes), together with cash on hand and equity issued to certain shareholders and management of GT Nexus. The acquired intangible assets relating to GT Nexus’ existing technology, existing customer relationships and tradenames are being amortized over their weighted average estimated useful lives of approximately six, twelve and three years, respectively. The excess of the consideration transferred over the fair values of the net assets acquired and liabilities assumed was recorded as goodwill, which represented operating efficiencies expected to be realized. We determined that the goodwill arising from the GT Nexus Acquisition would not be deductible for tax purposes.

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

In the second quarter of fiscal 2017, we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition, which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of $138.0 million. With our purchase of this remaining interest, GT Nexus became a wholly-owned subsidiary of the Company. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 18, Supplemental Guarantor Financial Information.

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $24.4 million and $54.2 million at January 31, 2017 and April 30, 2016, respectively.

Contingent Consideration

The agreements related to certain of our acquisitions include contingent consideration provisions. The change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Condensed Consolidated Statements of Operations.

The purchase consideration related to one of our pre-fiscal 2016 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of January 31, 2017, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which we anticipate will be paid in the fourth quarter of fiscal 2017.

In addition, the purchase consideration related to the Merit Acquisition and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and $32.0 million. As of January 31, 2017, we have recorded a liability for the estimated fair value of these contingent consideration arrangements of approximately $14.0 million.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2016	$1,259.1	$2,844.5	$294.4	$4,398.0
Goodwill acquired	154.0	2.9	33.2	190.1
Currency translation effect	(27.1)	(85.6)	(8.6)	(121.3)

Balance, January 31, 2017	$1,386.0	$2,761.8	$319.0	$4,466.8

Goodwill acquired during the first nine months of fiscal 2017 totaled $190.1 million and primarily related to the Starmount Acquisition, Predictix Acquisition, and the Merit Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2017. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2016. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2017. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2017 and April 30, 2016:

	January 31, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$10.0	$—	$—	$10.0

Total	$10.0	$—	$—	$10.0

Liabilities
Contingent consideration	$—	$—	$15.7	$15.7
Derivative instruments	—	7.5	—	7.5

Total	$—	$7.5	$15.7	$23.2

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.0	$—	$—	$80.0

Total	$80.0	$—	$—	$80.0

Liabilities
Contingent consideration	$—	$—	$1.7	$1.7
Derivative instruments	—	15.4	—	15.4

Total	$—	$15.4	$1.7	$17.1

Cash equivalents include funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents on our Condensed Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration relates to certain of our acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services, license and SaaS revenues, the ratio of EBITDA to total revenue, and the level of EBITDA. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. See Note 3, Acquisitions.

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

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2016	$1.7
Contingent consideration	17.2
Currency translation effect	(0.4)
Total (gain) loss recorded in earnings	(2.8)

Balance, January 31, 2017	$15.7

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of January 31, 2017, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2017 and April 30, 2016, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At January 31, 2017 and April 30, 2016, the total carrying value of our long-term debt was approximately $5.6 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.8 billion and $5.6 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	January 31,	April 30,
(in millions)	2017	2016
Accounts receivable	$362.0	$363.0
Unbilled accounts receivable	54.3	42.4
Less: allowance for doubtful accounts	(15.1)	(13.5)

Accounts receivable, net	$401.2	$391.9

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	January 31, 2017			April 30, 2016
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$1,994.2	$1,347.2	$647.0	$2,004.0	$1,305.2	$698.8	2 - 15
Acquired and developed technology	1,123.0	967.4	155.6	1,126.7	936.7	190.0	1 - 11
Tradenames	137.5	131.0	6.5	138.3	130.5	7.8	1 - 20

Total	$3,254.7	$2,445.6	$809.1	$3,269.0	$2,372.4	$896.6

(1)	Net intangible assets decreased from April 30, 2016 to January 31, 2017 by approximately $11.2 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
Customer contracts and relationships	$26.6	$37.7	$82.1	$104.7
Acquired and developed technology	19.2	18.5	57.1	51.0
Tradenames	0.7	0.6	2.1	1.0

Total	$46.5	$56.8	$141.3	$156.7

The estimated future annual amortization expense related to these intangible assets as of January 31, 2017, was as follows:

(in millions)
Fiscal 2017 (remaining 3 months)	$46.4
Fiscal 2018	141.6
Fiscal 2019	122.1
Fiscal 2020	113.2
Fiscal 2021	106.2
Fiscal 2022	64.5
Thereafter	215.1

Total	$809.1

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	January 31,	April 30,
(in millions)	2017	2016
Compensation and employee benefits	$157.6	$165.9
Taxes other than income	24.9	26.9
Royalties and partner commissions	41.1	55.5
Litigation	2.5	1.9
Professional fees	12.9	8.5
Subcontractor expense	7.8	6.2
Interest	52.5	77.8
Restructuring	26.4	14.9
Asset retirement obligations	0.7	2.3
Deferred rent	2.8	2.9
Deferred acquisition payments	33.7	1.7
Other	40.1	68.2

Accrued expenses	$403.0	$432.7

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
Cost of product updates and support fees	$0.1	$0.1	$0.2	$0.2
Cost of consulting services and other fees	—	—	0.1	—
Sales and marketing	0.3	1.4	1.3	2.1
Research and development	0.1	10.8	0.6	11.4
General and administrative	0.7	3.4	5.1	5.2

Total	$1.2	$15.7	$7.3	$18.9

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

Fiscal 2017 Restructuring Charges

During the first nine months of fiscal 2017, we incurred restructuring costs of $38.0 million related to employee severance costs primarily for personnel actions taken in our EMEA region affecting all functional areas, and for facility charges related to exiting or consolidation of space in facilities in the Americas region. During the first nine months of fiscal 2017, we made cash payments of approximately $13.9 million related to these actions. We expect to complete the remainder of these actions over the next twelve months.

Fiscal 2017 Acquisition-Related Charges

During the first nine months of fiscal 2017, we incurred restructuring costs of $1.5 million in employee severance costs and for facility charges related to the operations of our current year acquisitions. During the first nine months of fiscal 2017, we made cash payments of $0.7 million related to these actions. We expect to complete these actions during the remainder of fiscal 2017.

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs for employee severance costs related to personnel actions across all functions primarily in the Americas and EMEA regions, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During the first nine months of fiscal 2017, we recorded restructuring cost reversals of $2.3 million and we made cash payments of approximately $8.0 million related to these actions. We expect to complete these actions during the remainder of fiscal 2017.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During the first nine months of fiscal 2017, we recorded adjustments to these restructuring costs of $0.5 million and we made cash payments of $1.8 million related to these actions. We expect to complete these actions during the remainder of fiscal 2017.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2016, we had completed certain restructuring activities as well as a series of acquisition-related restructuring actions. During the first nine months of fiscal 2017, we recorded restructuring cost reversals of $0.2 million and we made net cash payments of $0.6 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended January 31, 2017. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense), adjustments to the accrual that were reclasses between balance sheet accounts (Other), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
(in millions)	Balance April 30, 2016	Initial Costs	Expense	Other	Foreign Currency Effect	Cash Payments	Balance January 31, 2017	Total Costs Recognized to Date	Total Expected Program Costs
Fiscal 2017 restructuring
Severance	$—	$36.3	$—	$—	$(0.7)	$(13.7)	$21.9	$36.3	$36.3
Facilities and other	—	1.7	—	0.5	—	(0.2)	2.0	2.2	2.2

Total fiscal 2017 restructuring	—	38.0	—	0.5	(0.7)	(13.9)	23.9	38.5	38.5

Fiscal 2017 acquisition-related
Severance	—	0.7	—	—	—	(0.5)	0.2	0.7	0.7
Facilities and other	—	0.8	—	—	—	(0.2)	0.6	0.7	0.7

Total fiscal 2017 acquisition-related	—	1.5	—	—	—	(0.7)	0.8	1.4	1.4

Fiscal 2016 restructuring
Severance	11.1	—	(2.3)	(0.8)	(0.3)	(6.2)	1.5	15.9	15.9
Facilities and other	4.0	—	—	0.7	—	(1.8)	2.9	5.3	5.3

Total fiscal 2016 restructuring	15.1	—	(2.3)	(0.1)	(0.3)	(8.0)	4.4	21.2	21.2

Fiscal 2016 acquisition-related
Severance	0.7	—	—	—	—	(0.6)	0.1	1.3	1.3
Facilities and other	3.1	—	0.5	(0.1)	—	(1.2)	2.3	4.1	4.1

Total fiscal 2016 acquisition-related	3.8	—	0.5	(0.1)	—	(1.8)	2.4	5.4	5.4

Previous restructuring
Severance	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Total previous restructuring	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Previous acquisition-related
Severance	0.1	—	—	—	0.1	—	0.2	40.5	40.5
Facilities and other	0.3	—	—	—	—	(0.3)	—	4.0	4.0

Total previous acquisition-related	0.4	—	—	—	0.1	(0.3)	0.2	44.5	44.5

Total restructuring	$19.8	$39.5	$(2.0)	$0.3	$(0.9)	$(25.0)	$31.7	$133.7	$133.7

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
License	$1.3	$3.5	$3.9	$5.1
Maintenance	0.6	1.2	7.9	2.4
Consulting	2.8	1.8	8.6	2.9
General and administrative and other functions	3.1	5.7	17.1	10.0

Total restructuring costs	$7.8	$12.2	$37.5	$20.4

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2017			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$451.1	$448.1	3.75%	$461.8	$458.1	3.75%
First lien Term B-5 due June 3, 2020	2,387.7	2,326.3	3.75%	2,447.5	2,373.2	3.75%
First lien Euro Term B due June 3, 2020	355.8	352.3	4.00%	386.2	382.0	4.00%
5.75% first lien senior secured notes due August 15, 2020	500.0	484.2	5.75%	500.0	481.1	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,620.7	6.50%	1,630.0	1,619.7	6.50%
5.75% senior notes due May 15, 2022	377.9	373.3	5.75%	401.0	395.9	5.75%
Deferred financing fees, debt discounts and premiums, net	(97.6)	—		(116.5)	—

Total long-term debt	5,604.9	5,604.9		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,604.9	$5,604.9		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at January 31, 2017 and April 30, 2016 was 4.86% and 4.85%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of January 31, 2017:

Fiscal 2017 (remaining 3 months)	$—
Fiscal 2018	—
Fiscal 2019	—
Fiscal 2020	4.2
Fiscal 2021	3,690.5
Fiscal 2022	—
Thereafter	2,007.8

Total	$5,702.5

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Sixth Amendment; Seventh and Eighth Amendments described below).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.5 million of letters of credit have reduced the amount available under the Revolver to $108.5 million as of January 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

On August 15, 2016, we entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

Refinancing Amendment

Subsequent to quarter end, on February 6, 2017, we entered into the Eighth Amendment to our Credit Agreement, which refinanced all of the outstanding balances of our first lien term loans including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million term loan (the Tranche B-6 Term Loan) and a new €1,000.0 million term loan (the Euro Tranche B-1 Term Loan). See Note 19, Subsequent Events – Refinancing Amendment.

Senior Notes

Our 6.5% and 5.75% Senior Notes (the Senior Notes) bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.00%. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

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

Infor Retail Holdings’ financial position as of January 31, 2017 and its results of operations for the first nine months of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended January 31, 2017. Infor Retail Holdings held assets totaling $156.4 million, primarily intangible assets and goodwill, and liabilities of $7.7 million as of January 31, 2017. For the nine months ended January 31, 2017, Infor Retail Holdings recorded revenues of $12.9 million and a loss from operations of $8.3 million.

Deferred Financing Fees, Debt Discounts and Premiums

As of January 31, 2017 and April 30, 2016, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $84.9 million and $100.2 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.3 million and $1.2 million as of January 31, 2017 and April 30, 2016, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. During the second quarter of fiscal 2017, in conjunction with the Seventh Amendment to our Credit Agreement, we capitalized an additional $0.8 million of deferred financing fees related to the Revolver. The new and existing deferred finance fees related to the Revolver are being amortized over approximately two and a half years through the extended maturity date of April 5, 2019. For the three months ended January 31, 2017 and 2016, we amortized $5.3 million and $5.3 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2017 and 2016, we amortized $15.9 million and $14.7 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $12.7 million and $16.3 million as of January 31, 2017 and April 30, 2016, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of January 31, 2017 and April 30, 2016, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions, except percentages)	2017	2016	2017	2016
Income tax provision (benefit)	$0.8	$(5.7)	$22.3	$11.2
Effective income tax rate	2.1%	11.1%	59.2%	55.2%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily driven by a decrease in the mix of U.S. based earnings, a reduction in tax from the creation of U.S. tax credits, a reduction in the valuation allowances for various foreign deferred tax assets, and a decrease in deferred tax liabilities recorded as a result of a tax law change in the United Kingdom.

The change in our effective tax rate for the first nine months of fiscal 2017 compared to the corresponding period of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, a reduction in permanent non-deductible costs subject to U.S. tax, a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

During the upcoming twelve months ending January 31, 2018, we expect a net reduction of approximately $22.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our net deferred tax assets were $106.8 million and $119.2 million as of January 31, 2017 and April 30, 2016, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	Foreign	Funded Status	Derivative	Accumulated
	Currency	of Defined	Instruments	Other
	Translation	Benefit	Unrealized	Comprehensive
(in millions)	Adjustment	Pension Plan(1)	Gain (Loss)(2)	Income (Loss)
Balance, April 30, 2016	$(167.4)	$(16.1)	$(9.5)	$(193.0)

Other comprehensive income (loss)	(73.6)	2.4	4.9	(66.3)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3

Other comprehensive income (loss) attributable to Infor, Inc.	(73.3)	2.4	4.9	(66.0)

Balance, January 31, 2017	$(240.7)	$(13.7)	$(4.6)	$(259.0)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.0 million and $4.0 million as of January 31, 2017 and April 30, 2016, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $2.9 million and $5.9 million as of January 31, 2017 and April 30, 2016, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2017
Foreign currency translation adjustment	$(1.8)	$—	$(1.8)
Change in funded status of defined benefit plans	(0.1)	—	(0.1)
Derivative instruments unrealized loss	(0.2)	—	(0.2)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$0.9	$(1.1)	$(0.2)

January 31, 2016
Foreign currency translation adjustment	$(11.9)	$—	$(11.9)
Change in funded status of defined benefit plans	1.2	—	1.2
Derivative instruments unrealized loss	(1.2)	0.4	(0.8)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$(8.9)	$(0.7)	$(9.6)

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2017
Foreign currency translation adjustment	$(73.6)	$—	$(73.6)
Change in funded status of defined benefit plans	2.4	—	2.4
Derivative instruments unrealized gain (loss)	(1.0)	0.3	(0.7)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	9.0	(3.4)	5.6

Other comprehensive income (loss)	$(63.2)	$(3.1)	$(66.3)

January 31, 2016
Foreign currency translation adjustment	$(74.3)	$—	$(74.3)
Change in funded status of defined benefit plans	1.4	—	1.4
Derivative instruments unrealized gain (loss)	(6.1)	2.3	(3.8)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	8.9	(3.4)	5.5

Other comprehensive income (loss)	$(70.1)	$(1.1)	$(71.2)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $13.9 million and $14.4 million for the three-month periods ended January 31, 2017 and 2016, respectively. For the first nine months of fiscal 2017 and 2016, total rent expense for operating leases was $42.8 million and $40.6 million, respectively.

We have also entered into certain capital lease commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $9.8 million and $5.8 million as of January 31, 2017, and April 30, 2016, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. We accrue for litigation exposure when a loss is probable and estimable. As of January 31, 2017 and April 30, 2016, we have accrued $2.5 million and $1.9 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2017 and April 30, 2016.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
	Notional	Derivative	Classification	January 31,	April 30,
(in millions, except percentages)	Amount	Base	Asset (Liability)	2017	2016
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(3.3)	$(5.2)
			Other long-term liabilities	—	(1.7)
Interest rate swap	212.6	2.4740%	Accrued expenses	(1.7)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	212.6	2.4750%	Accrued expenses	(1.7)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.8)	(1.1)
			Other long-term liabilities	—	(0.4)

Total	$945.0		Total, net asset (liability)	$(7.5)	$(15.4)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended		Nine Months Ended
	Statement of	January 31,		January 31,
(in millions)	Operations Location	2017	2016	2017	2016
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.2)	$(1.2)	$(1.0)	$(6.1)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$3.0	$9.0	$8.9

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of January 31, 2017, approximately $7.5 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next 12 months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately eight months.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2017
Revenues	$181.9	$348.0	$177.4	$707.3
Cost of revenues	57.1	59.2	145.0	261.3
Direct sales and other costs	98.1	—	—	98.1

Sales margin	$26.7	$288.8	$32.4	$347.9

Sales margin %	14.7%	83.0%	18.3%	49.2%
January 31, 2016
Revenues	$164.9	$349.2	$163.5	$677.6
Cost of revenues	44.7	61.6	141.2	247.5
Direct sales and other costs	91.7	—	—	91.7

Sales margin	$28.5	$287.6	$22.3	$338.4

Sales margin %	17.3%	82.4%	13.6%	49.9%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2017
Revenues	$530.4	$1,051.7	$542.9	$2,125.0
Cost of revenues	164.3	180.3	430.3	774.9
Direct sales and other costs	294.0	—	12.6	306.6

Sales margin	$72.1	$871.4	$100.0	$1,043.5

Sales margin %	13.6%	82.9%	18.4%	49.1%
January 31, 2016
Revenues	$430.1	$1,060.6	$495.3	$1,986.0
Cost of revenues	113.4	186.3	420.0	719.7
Direct sales and other costs	268.3	—	—	268.3

Sales margin	$48.4	$874.3	$75.3	$998.0

Sales margin %	11.3%	82.4%	15.2%	50.3%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
Reportable segment revenues	$707.3	$677.6	$2,125.0	$1,986.0
Purchase accounting revenue adjustments (1)	(0.7)	(6.0)	(2.7)	(10.8)

Total revenues	$706.6	$671.6	$2,122.3	$1,975.2

Reportable segment sales margin	$347.9	$338.4	$1,043.5	$998.0
Other unallocated costs and operating expenses (2)	180.9	195.7	547.6	535.4
Amortization of intangible assets and depreciation	58.0	65.6	172.9	181.0
Restructuring costs	7.8	12.2	37.5	20.4

Income from operations	101.2	64.9	285.5	261.2
Total other expense, net	62.4	116.2	247.8	240.9

Income (loss) before income tax	$38.8	$(51.3)	$37.7	$20.3

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2017
Software license fees	$40.2	$32.5	$8.7	$81.4
SaaS subscriptions	81.5	11.8	6.8	100.1

Software license fees and subscriptions	121.7	44.3	15.5	181.5
Product updates and support fees	228.1	93.3	26.4	347.8

Software revenues	349.8	137.6	41.9	529.3
Consulting services and other fees	92.7	71.8	12.8	177.3

Total revenues	$442.5	$209.4	$54.7	$706.6

January 31, 2016
Software license fees	$51.7	$29.5	$6.1	$87.3
SaaS subscriptions	62.9	6.8	2.0	71.7

Software license fees and subscriptions	114.6	36.3	8.1	159.0
Product updates and support fees	227.1	96.4	25.7	349.2

Software revenues	341.7	132.7	33.8	508.2
Consulting services and other fees	86.8	64.3	12.3	163.4

Total revenues	$428.5	$197.0	$46.1	$671.6

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2017
Software license fees	$136.1	$79.0	$22.5	$237.6
SaaS subscriptions	229.6	33.3	28.0	290.9

Software license fees and subscriptions	365.7	112.3	50.5	528.5
Product updates and support fees	682.9	287.5	80.6	1,051.0

Software revenues	1,048.6	399.8	131.1	1,579.5
Consulting services and other fees	283.9	216.5	42.4	542.8

Total revenues	$1,332.5	$616.3	$173.5	$2,122.3

January 31, 2016
Software license fees	$155.1	$79.9	$20.2	$255.2
SaaS subscriptions	145.0	15.4	4.3	164.7

Software license fees and subscriptions	300.1	95.3	24.5	419.9
Product updates and support fees	686.7	295.0	78.4	1,060.1

Software revenues	986.8	390.3	102.9	1,480.0
Consulting services and other fees	264.5	193.5	37.2	495.2

Total revenues	$1,251.3	$583.8	$140.1	$1,975.2

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2017	$125.2	$17.8	$12.3	$155.3
April 30, 2016	$92.9	$20.4	$11.7	$125.0

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
United States	$402.9	$391.4	$1,211.2	$1,134.9
All other countries	303.7	280.2	911.1	840.3

Total revenues	$706.6	$671.6	$2,122.3	$1,975.2

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which the sales originate.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	January 31,	April 30,
(in millions)	2017	2016
United States	$123.1	$90.5
All other countries	32.2	34.5

Total long-lived tangible assets	$155.3	$125.0

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

The following table sets forth management fees and expenses rendered under the advisory agreements in connection with acquisitions, debt refinancing and other advisory services for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in millions)	2017	2016	2017	2016
Golden Gate Capital	$1.4	$1.5	$4.3	$4.3
Summit Partners	0.6	0.5	1.7	1.5

Total management fees and expenses	$2.0	$2.0	$6.0	$5.8

At January 31, 2017, approximately $1.1 million of these fees primarily related to Golden Gate Capital remained unpaid.

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Sales to companies owned by Golden Gate Capital and Summit Partners are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Sales to Golden Gate Capital-owned companies were approximately $0.2 million and $1.2 million in the three and nine months ended January 31, 2017, respectively, and $0.2 million and $0.9 million in the comparable periods of fiscal 2016. We had sales of less than $0.1 million to companies owned by Summit Partners in the first nine months of fiscal 2017 and no sales in the corresponding prior period of fiscal 2016.

In addition, we have made payments to companies owned by Golden Gate Capital for products and services of $2.4 million and $10.0 million in the third quarter and first nine months of fiscal 2017, respectively, and $1.8 million and $8.7 million in the comparable periods of fiscal 2016. We have made no payments to companies owned by Summit Partners for products and services in the third quarter of fiscal 2017 and $0.2 million in the first nine months of fiscal 2017, and $0.3 million and $0.5 million in the third quarter and first nine months of fiscal 2016, respectively.

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

Equity Contributions

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix. In conjunction with the Predictix Acquisition, our Sponsors made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

Dividends Paid to Affiliates

In the first nine months of fiscal 2017, we paid dividends to HoldCo totaling $111.5 million including the following:

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $94.0 million. The dividend related to the funding of HoldCo’s quarterly interest on the HoldCo Notes due November 1, 2016 as well as funding of future interest payments related to the HoldCo Notes and future amounts due under our Tax Allocation Agreement. HoldCo then contributed equity of $67.0 million to Infor, Inc.

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

In the first nine months of fiscal 2016, we paid dividends to HoldCo totaling $35.0 million, related to the funding of quarterly interest on our affiliate’s debt, including the following:

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

In October 2015, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $27.3 million in cash (i) with $0.3 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $18.0 million, which were accrued as of October 31, 2015, and (iii) through payments made under the Tax Allocation Agreement of $9.0 million. The dividends and amounts due under the Tax Allocation Agreement were paid on November 2, 2015.

In future periods, we may from time-to-time service additional interest payments related to the HoldCo Notes through further dividend distributions.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, primarily HoldCo, of $36.9 million as of January 31, 2017 and April 30, 2016. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

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

Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Condensed Consolidated Balance Sheets. In the first nine months of fiscal 2017 and 2016, we made payments of $9.1 million and $17.6 million, respectively, under the Tax Allocation Agreement, which were recorded against affiliate payable. We had $15.4 million and $9.1 million payable under the Tax Allocation Agreement as of January 31, 2017 and April 30, 2016, respectively.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2017 and April 30, 2016, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2017 and 2016, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2017 and 2016.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, Infor Retail Holdings, which is included in the Non-Guarantor Subsidiaries column. See Note 11, Debt – Unrestricted Subsidiary.

In the second quarter of fiscal 2017, we purchased the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests and GT Nexus became a wholly-owned subsidiary of the Company. See Note 3, Acquisitions – Fiscal 2016. As a result, we included the wholly-owned domestic subsidiaries of GT Nexus in the Guarantor Subsidiaries column retrospectively for all periods then presented. In addition, in the third quarter of fiscal 2017, we merged the wholly-owned domestic subsidiaries of GT Nexus into Infor (US), Inc. and accordingly, they are included in the subsidiary Issuer column retrospectively for all periods currently presented below.

During the third quarter of fiscal 2017, we identified and corrected an error in the manner in which we presented receipts of dividends received by Infor, Inc. (Parent) from Infor (US), Inc. (Issuer) and dividends further paid out of Infor, Inc. (Parent) to its parent company. Previously, such amounts were presented on a net basis as there was a net zero impact to our financing cash flows. However, in the current quarter, we have presented such amounts on a gross basis, and presentation in the prior period’s Condensed Consolidating Statement of Cash Flows below has been revised to be consistent with the current period presentation. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements.

Condensed Consolidating Balance Sheets

	January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$80.2	$—	$331.8	$—	$412.0
Accounts receivable, net	—	197.4	9.8	194.0	—	401.2
Prepaid expenses	—	91.6	24.2	38.0	—	153.8
Income tax receivable	—	65.5	0.3	10.9	(0.1)	76.6
Other current assets	—	7.9	0.1	15.9	—	23.9
Affiliate receivable	—	71.4	165.5	41.7	(278.6)	—
Deferred tax assets	—	21.6	5.1	14.7	(0.1)	41.3

Total current assets	—	535.6	205.0	647.0	(278.8)	1,108.8
Property and equipment, net	—	114.6	8.5	32.2	—	155.3
Intangible assets, net	—	657.2	1.1	150.8	—	809.1
Goodwill	—	2,796.7	62.5	1,607.6	—	4,466.8
Deferred tax assets	0.2	—	8.4	65.4	(8.5)	65.5
Other assets	—	25.3	8.2	60.3	—	93.8
Affiliate receivable	—	226.7	0.1	79.2	(306.0)	—
Investment in subsidiaries	—	1,914.1	—	—	(1,914.1)	—

Total assets	$0.2	$6,270.2	$293.8	$2,642.5	$(2,507.4)	$6,699.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$53.4	$0.1	$21.0	$—	$74.5
Income taxes payable	—	—	—	41.2	(0.1)	41.1
Accrued expenses	—	198.6	32.0	172.4	—	403.0
Deferred tax liabilities	0.1	—	—	1.4	(0.1)	1.4
Deferred revenue	—	600.0	21.3	369.6	—	990.9
Affiliate payable	29.4	204.6	5.3	39.3	(278.6)	—
Current portion of long-term obligations	—	—	—	—	—	—

Total current liabilities	29.5	1,056.6	58.7	644.9	(278.8)	1,510.9
Long-term debt	—	5,604.9	—	—	—	5,604.9
Deferred tax liabilities	—	115.7	—	6.9	(8.5)	114.1
Affiliate payable	58.1	78.9	0.4	168.6	(306.0)	—
Other long-term liabilities	—	67.9	8.2	124.7	—	200.8
Losses in excess of investment in subsidiaries	653.8	—	—	—	(653.8)	—

Total liabilities	741.4	6,924.0	67.3	945.1	(1,247.1)	7,430.7
Redeemable noncontrolling interests	—	—	—	—	—	—
Total Infor, Inc. stockholders’ equity (deficit)	(741.2)	(653.8)	226.5	1,687.6	(1,260.3)	(741.2)
Noncontrolling interests	—	—	—	9.8	—	9.8

Total stockholders’ equity (deficit)	(741.2)	(653.8)	226.5	1,697.4	(1,260.3)	(731.4)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,270.2	$293.8	$2,642.5	$(2,507.4)	$6,699.3

	April 30, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.7	$—	$542.0	$—	$705.7
Accounts receivable, net	—	208.0	9.2	174.7	—	391.9
Prepaid expenses	—	85.4	23.7	42.1	—	151.2
Income tax receivable	—	50.1	0.2	10.9	—	61.2
Other current assets	—	3.5	0.5	18.9	—	22.9
Affiliate receivable	—	102.7	144.6	52.2	(299.5)	—
Deferred tax assets	—	23.1	5.1	15.0	(0.1)	43.1

Total current assets	—	636.5	183.3	855.8	(299.6)	1,376.0
Property and equipment, net	—	81.3	9.2	34.5	—	125.0
Intangible assets, net	—	746.3	2.2	148.1	—	896.6
Goodwill	—	2,745.7	62.5	1,589.8	—	4,398.0
Deferred tax assets	0.2	—	11.2	76.1	(11.4)	76.1
Other assets	—	33.6	15.0	85.7	—	134.3
Affiliate receivable	—	643.9	0.1	70.0	(714.0)	—
Investment in subsidiaries	—	1,658.3	—	—	(1,658.3)	—

Total assets	$0.2	$6,545.6	$283.5	$2,860.0	$(2,683.3)	$7,006.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$88.0	$—	$28.8	$—	$116.8
Income taxes payable	—	0.5	—	40.2	—	40.7
Accrued expenses	—	228.1	37.5	167.1	—	432.7
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	571.5	16.5	348.7	—	936.7
Affiliate payable	29.5	185.5	3.0	81.5	(299.5)	—
Current portion of long-term obligations	—	56.3	—	—	—	56.3

Total current liabilities	29.6	1,129.9	57.0	667.6	(299.6)	1,584.5
Long-term debt	—	5,653.7	—	—	—	5,653.7
Deferred tax liabilities	—	120.8	—	17.9	(11.4)	127.3
Affiliate payable	58.1	69.7	0.4	585.8	(714.0)	—
Other long-term liabilities	—	93.0	17.2	129.2	—	239.4
Losses in excess of investment in subsidiaries	661.5	—	—	—	(661.5)	—

Total liabilities	749.2	7,067.1	74.6	1,400.5	(1,686.5)	7,604.9
Redeemable noncontrolling interests	—	140.0	—	—	—	140.0
Total Infor, Inc. stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,449.4	(996.8)	(749.0)
Noncontrolling interests	—	—	—	10.1	—	10.1

Total stockholders’ equity (deficit)	(749.0)	(661.5)	208.9	1,459.5	(996.8)	(738.9)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,545.6	$283.5	$2,860.0	$(2,683.3)	$7,006.0

Condensed Consolidating Statements of Operations

	Three Months Ended January 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$37.0	$0.6	$43.8	$—	$81.4
SaaS subscriptions	—	79.3	1.1	19.7	—	100.1

Software license fees and subscriptions	—	116.3	1.7	63.5	—	181.5
Product updates and support fees	—	208.1	7.8	131.9	—	347.8

Software revenues	—	324.4	9.5	195.4	—	529.3
Consulting services and other fees	—	79.7	4.0	93.6	—	177.3

Total revenues	—	404.1	13.5	289.0	—	706.6

Operating expenses:
Cost of software license fees	—	8.5	0.7	5.6	—	14.8
Cost of SaaS subscriptions	—	34.4	1.1	7.1	0.7	43.3
Cost of product updates and support fees	—	31.3	0.8	26.3	0.9	59.3
Cost of consulting services and other fees	—	61.6	3.8	77.6	2.0	145.0
Sales and marketing	—	61.3	7.5	42.4	1.2	112.4
Research and development	—	62.3	1.5	45.0	3.1	111.9
General and administrative	—	6.6	35.4	20.0	(7.9)	54.1
Amortization of intangible assets and depreciation	—	43.0	1.8	13.2	—	58.0
Restructuring costs	—	3.5	0.9	3.4	—	7.8
Acquisition-related and other costs	—	1.1	(0.1)	(2.2)	—	(1.2)
Affiliate (income) expense, net	—	62.3	(44.6)	(17.7)	—	—

Total operating expenses	—	375.9	8.8	220.7	—	605.4

Income from operations	—	28.2	4.7	68.3	—	101.2

Other expense, net:
Interest expense, net	—	79.1	—	0.1	—	79.2
Affiliate interest (income) expense, net	—	(2.1)	—	2.1	—	—
Other (income) expense, net	—	(7.7)	—	(9.1)	—	(16.8)

Total other expense, net	—	69.3	—	(6.9)	—	62.4

Income (loss) before income tax	—	(41.1)	4.7	75.2	—	38.8
Income tax provision (benefit)	—	(10.2)	2.9	8.1	—	0.8
Equity in (earnings) loss of subsidiaries	(38.0)	(68.9)	—	—	106.9	—

Net income (loss)	38.0	38.0	1.8	67.1	(106.9)	38.0
Net income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4

Net income (loss) attributable to Infor, Inc.	$38.0	$38.0	$1.8	$66.7	$(106.9)	$37.6

	Three Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$46.1	$1.6	$39.6	$—	$87.3
SaaS subscriptions	—	64.0	0.3	7.4	—	71.7

Software license fees and subscriptions	—	110.1	1.9	47.0	—	159.0
Product updates and support fees	—	207.8	7.9	133.5	—	349.2

Software revenues	—	317.9	9.8	180.5	—	508.2
Consulting services and other fees	—	76.3	3.8	83.3	—	163.4

Total revenues	—	394.2	13.6	263.8	—	671.6

Operating expenses:
Cost of software license fees	—	10.2	0.9	5.6	—	16.7
Cost of SaaS subscriptions	—	23.0	0.9	4.4	0.7	29.0
Cost of product updates and support fees	—	31.3	0.6	28.6	1.2	61.7
Cost of consulting services and other fees	—	60.8	3.4	75.1	1.9	141.2
Sales and marketing	—	60.3	5.7	42.0	1.6	109.6
Research and development	—	68.8	1.6	40.9	3.2	114.5
General and administrative	—	10.7	33.0	17.7	(8.6)	52.8
Amortization of intangible assets and depreciation	—	45.6	2.7	17.3	—	65.6
Restructuring costs	—	7.7	0.2	4.3	—	12.2
Acquisition-related and other costs	—	3.6	(0.3)	0.1	—	3.4
Affiliate (income) expense, net	—	53.4	(39.7)	(13.7)	—	—

Total operating expenses	—	375.4	9.0	222.3	—	606.7

Income (loss) from operations	—	18.8	4.6	41.5	—	64.9

Other expense, net:
Interest expense, net	—	80.6	—	(0.1)	—	80.5
Affiliate interest (income) expense, net	—	(8.1)	—	8.1	—	—
Other (income) expense, net	—	(5.2)	—	40.9	—	35.7

Total other expense, net	—	67.3	—	48.9	—	116.2

Income (loss) before income tax	—	(48.5)	4.6	(7.4)	—	(51.3)
Income tax provision (benefit)	—	(17.0)	0.9	10.4	—	(5.7)
Equity in (earnings) loss of subsidiaries	45.6	14.1	—	—	(59.7)	—

Net income (loss)	(45.6)	(45.6)	3.7	(17.8)	59.7	(45.6)
Net income (loss) attributable to noncontrolling interests	—	(1.6)	—	0.2	—	(1.4)

Net income (loss) attributable to Infor, Inc.	$(45.6)	$(44.0)	$3.7	$(18.0)	$59.7	$(44.2)

	Nine Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$124.6	$2.7	$110.3	$—	$237.6
SaaS subscriptions	—	247.0	2.3	41.6	—	290.9

Software license fees and subscriptions	—	371.6	5.0	151.9	—	528.5
Product updates and support fees	—	621.7	23.9	405.4	—	1,051.0

Software revenues	—	993.3	28.9	557.3	—	1,579.5
Consulting services and other fees	—	245.0	13.6	284.2	—	542.8

Total revenues	—	1,238.3	42.5	841.5	—	2,122.3

Operating expenses:
Cost of software license fees	—	26.2	2.1	15.8	0.1	44.2
Cost of SaaS subscriptions	—	96.9	3.5	21.0	1.8	123.2
Cost of product updates and support fees	—	91.4	2.6	83.4	3.1	180.5
Cost of consulting services and other fees	—	179.6	10.9	233.8	6.1	430.4
Sales and marketing	—	197.3	21.5	126.7	4.0	349.5
Research and development	—	185.7	4.9	135.1	9.7	335.4
General and administrative	—	18.5	104.0	58.9	(24.8)	156.6
Amortization of intangible assets and depreciation	—	126.1	5.6	41.2	—	172.9
Restructuring costs	—	5.9	0.9	30.7	—	37.5
Acquisition-related and other costs	—	6.1	1.7	(1.2)	—	6.6
Affiliate (income) expense, net	—	165.3	(130.6)	(34.7)	—	—

Total operating expenses	—	1,099.0	27.1	710.7	—	1,836.8

Income from operations	—	139.3	15.4	130.8	—	285.5

Other expense, net:
Interest expense, net	—	239.3	—	0.1	—	239.4
Affiliate interest (income) expense, net	—	(15.5)	—	15.5	—	—
Other (income) expense, net	—	(32.2)	—	40.6	—	8.4

Total other expense, net	—	191.6	—	56.2	—	247.8

Income (loss) before income tax	—	(52.3)	15.4	74.6	—	37.7
Income tax provision (benefit)	—	(10.8)	2.9	30.2	—	22.3
Equity in loss (earnings) of subsidiaries	(15.4)	(56.9)	—	—	72.3	—

Net income (loss)	15.4	15.4	12.5	44.4	(72.3)	15.4
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	0.8	—	0.4

Net income (loss) attributable to Infor, Inc.	$15.4	$15.8	$12.5	$43.6	$(72.3)	$15.0

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$136.9	$5.5	$112.8	$—	$255.2
SaaS subscriptions	—	144.7	0.7	19.3	—	164.7

Software license fees and subscriptions	—	281.6	6.2	132.1	—	419.9
Product updates and support fees	—	626.5	23.7	409.9	—	1,060.1

Software revenues	—	908.1	29.9	542.0	—	1,480.0
Consulting services and other fees	—	230.6	10.7	253.9	—	495.2

Total revenues	—	1,138.7	40.6	795.9	—	1,975.2

Operating expenses:
Cost of software license fees	—	27.0	2.8	16.8	0.1	46.7
Cost of SaaS subscriptions	—	55.5	2.7	10.2	1.4	69.8
Cost of product updates and support fees	—	95.6	1.8	85.6	3.5	186.5
Cost of consulting services and other fees	—	177.1	10.1	227.1	5.7	420.0
Sales and marketing	—	169.1	16.9	127.0	4.5	317.5
Research and development	—	180.4	5.3	118.9	8.8	313.4
General and administrative	—	21.1	91.6	55.0	(24.0)	143.7
Amortization of intangible assets and depreciation	—	119.2	9.1	52.7	—	181.0
Restructuring costs	—	12.5	0.5	7.4	—	20.4
Acquisition-related and other costs	—	14.8	0.1	0.1	—	15.0
Affiliate (income) expense, net	—	143.1	(112.7)	(30.4)	—	—

Total operating expenses	—	1,015.4	28.2	670.4	—	1,714.0

Income from operations	—	123.3	12.4	125.5	—	261.2

Other expense, net:
Interest expense, net	—	231.7	—	(0.1)	—	231.6
Affiliate interest (income) expense, net	—	(25.5)	—	25.5	—	—
Other (income) expense, net	—	(13.6)	—	22.9	—	9.3

Total other expense, net	—	192.6	—	48.3	—	240.9

Income (loss) before income tax	—	(69.3)	12.4	77.2	—	20.3
Income tax provision (benefit)	—	(24.2)	2.0	33.4	—	11.2
Equity in loss (earnings) of subsidiaries	(9.1)	(54.2)	—	—	63.3	—

Net income (loss)	9.1	9.1	10.4	43.8	(63.3)	9.1
Net income (loss) attributable to noncontrolling interests	—	(2.7)	—	0.3	—	(2.4)

Net income (loss) attributable to Infor, Inc.	$9.1	$11.8	$10.4	$43.5	$(63.3)	$11.5

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended January 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$38.0	$38.0	$1.8	$67.1	$(106.9)	$38.0

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(1.8)	—	(1.8)
Defined benefit plan funding status, net of tax	—	—	—	(0.1)	—	(0.1)
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(1.9)	—	(0.2)

Comprehensive income (loss)	38.0	39.7	1.8	65.2	(106.9)	37.8

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$38.0	$39.7	$1.8	$65.0	$(106.9)	$37.6

	Three Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(45.6)	$(45.6)	$3.7	$(17.8)	$59.7	$(45.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(11.9)	—	(11.9)
Defined benefit plan funding status, net of tax	—	—	—	1.2	—	1.2
Unrealized gain (loss) on derivative instruments, net of tax	—	1.1	—	—	—	1.1

Total other comprehensive income (loss)	—	1.1	—	(10.7)	—	(9.6)

Comprehensive income (loss)	(45.6)	(44.5)	3.7	(28.5)	59.7	(55.2)

Comprehensive income (loss) attributable to noncontrolling interests	—	(1.6)	—	(0.2)	—	(1.8)

Comprehensive income (loss) attributable to Infor, Inc.	$(45.6)	$(42.9)	$3.7	$(28.3)	$59.7	$(53.4)

	Nine Months Ended January 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15.4	$15.4	$12.5	$44.4	$(72.3)	$15.4

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(73.6)	—	(73.6)
Defined benefit plan funding status, net of tax	—	—	—	2.4	—	2.4
Unrealized gain (loss) on derivative instruments, net of tax	—	4.9	—	—	—	4.9

Total other comprehensive income (loss)	—	4.9	—	(71.2)	—	(66.3)

Comprehensive income (loss)	15.4	20.3	12.5	(26.8)	(72.3)	(50.9)

Comprehensive income (loss) attributable to noncontrolling interests	—	(0.4)	—	0.5	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$15.4	$20.7	$12.5	$(27.3)	$(72.3)	$(51.0)

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9.1	$9.1	$10.4	$43.8	$(63.3)	$9.1

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(74.3)	—	(74.3)
Defined benefit plan funding status, net of tax	—	—	—	1.4	—	1.4
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(72.9)	—	(71.2)

Comprehensive income (loss)	9.1	10.8	10.4	(29.1)	(63.3)	(62.1)

Comprehensive income (loss) attributable to noncontrolling interests	—	(2.7)	—	(0.1)	—	(2.8)

Comprehensive income (loss) attributable to Infor, Inc.	$9.1	$13.5	$10.4	$(29.0)	$(63.3)	$(59.3)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$24.9	$3.2	$108.2	$—	$136.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(155.2)	—	(15.7)	—	(170.9)
Purchase of other investments	—	(0.1)	—	—	—	(0.1)
Change in restricted cash	—	0.1	—	(0.2)	—	(0.1)
Purchases of property, equipment and software	—	(49.5)	(2.8)	(7.7)	—	(60.0)

Net cash used in investing activities	—	(204.7)	(2.8)	(23.6)	—	(231.1)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Loans to stockholders	—	—	—	—	—	—
Payments on capital lease obligations	—	(1.3)	(0.4)	(1.5)	—	(3.2)
Proceeds from issuance of debt	—	—	—	—	—	—
Payments on long-term debt	—	(78.8)	—	—	—	(78.8)
(Payments) proceeds from affiliate within group	—	283.9	—	(283.9)	—	—
Deferred financing and early debt redemption fees paid	—	(0.8)	—	—	—	(0.8)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(1.2)	—	(0.7)	—	(1.9)

Net cash provided by (used in) financing activities	—	96.3	(0.4)	(286.1)	—	(190.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.7)	—	(8.7)

Net increase (decrease) in cash and cash equivalents	—	(83.5)	—	(210.2)	—	(293.7)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$80.2	$—	$331.8	$—	$412.0

	Nine Months Ended January 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$109.1	$3.6	$108.8	$—	$221.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(549.6)	—	—	—	(549.6)
Purchase of other investments	—	—	—	(25.0)	—	(25.0)
Change in restricted cash	—	—	—	(3.2)	—	(3.2)
Purchases of property, equipment and software	—	(37.1)	(3.6)	(8.7)	—	(49.4)

Net cash used in investing activities	—	(586.7)	(3.6)	(36.9)	—	(627.2)

Cash flows from financing activities:
Equity contributions received	—	—	—	—	—	—
Equity contributions made	—	—	—	—	—	—
Dividends received	18.0	—	—	—	(18.0)	—
Dividends paid	(18.0)	(35.0)	—	—	18.0	(35.0)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(0.7)	—	(1.7)	—	(2.4)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(25.6)	—	—	—	(25.6)
(Payments) proceeds from affiliate within group	—	47.0	—	(47.0)	—	—
Deferred financing and early debt redemption fees paid	—	(16.5)	—	—	—	(16.5)
Purchase of non-controlling interests	—	—	—	—	—	—
Other	—	(1.2)	—	—	—	(1.2)

Net cash provided by (used in) financing activities	—	461.4	—	(48.7)	—	412.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(11.8)	—	(11.8)

Net increase (decrease) in cash and cash equivalents	—	(16.2)	—	11.4	—	(4.8)
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$70.5	$—	$451.4	$—	$521.9

19. Subsequent Events

Refinancing Amendment

Subsequent to quarter end, on February 6, 2017, we entered into the Eighth Amendment (the Amendment) to the Credit Agreement with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. The Amendment provides for the refinancing of all of the outstanding balances of our first lien term loans including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million Tranche B-6 Term Loan and a new €1,000.0 million Euro Tranche B-1 Term Loan.

Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. There was no change in the effective rate related to the Tranche B-6 Term Loan as compared to the Tranche B-3 Term Loan and the Tranche B-5 Term Loan. Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%. This was a reduction in our effective rate related to the Euro Tranche B-1Term Loan as compared to the Euro Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 3.00% per annum, with an Adjusted LIBOR floor of 1.00% per annum. Both the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan mature on February 1, 2022, which is an extension of approximately 20 months compared to the original maturity dates of the Tranche B-3 Term Loan, the Tranche B-5 Term Loan, and the Euro Tranche B Term Loan.

Pursuant to the terms of the Credit Agreement, the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan are guaranteed by Infor and certain of our wholly-owned domestic subsidiaries, and are secured by liens on substantially all of the assets of Infor, Infor (US), Inc., and the assets of the Guarantors. The Amendment also amended the Credit Agreement to, among other things, revise the definition of adjusted EBITDA to include the changes in deferred revenue related to our SaaS subscriptions.

Proceeds from the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan were used to refinance the outstanding principal of all of our first lien term loans, together with accrued and unpaid interest and applicable fees. See Note 11, Debt - Credit Facilities.

Capital Investment

On February 17, 2017, an affiliate of Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries, Inc., completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017 (the KED Purchase). Under this agreement, our existing shareholders, including Golden Gate Capital, Summit Partners and certain members of management, maintain control of the Company. In conjunction with the KED Purchase, representatives of KED have been appointed to hold five of the eleven directors on Infor’s board.

Also in conjunction with the KED Purchase, certain executive officers of Infor entered into amendments to their respective employment agreements relating to current and future management incentive unit grants, one-time transaction bonuses connected to the KED Purchase, potential future transaction-related bonuses, and other related matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended January 31, 2017, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2016, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 15,550 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2017, the Americas, EMEA and APAC regions generated approximately 62.8%, 29.0% and 8.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

Fiscal 2017 Acquisitions

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition will enable us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.7 million, net of cash acquired (the Predictix Acquisition), after having acquired a 16.67% equity interest in the third quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. The Predictix Acquisition complements and further expands offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape.

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

Financing Activities

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix. In conjunction with the Predictix Acquisition, our Sponsors made new capital contributions to Infor Enterprise of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

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

For the third quarter of fiscal 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 1.7% and 16.4%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2016. For the nine months ended January 31, 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 0.5% and 14.3%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2016.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended January 31,	to Currency	Constant		to Currency	Constant
2017 vs. 2016	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$(1.6)	$(4.3)	$(5.9)	(1.9)%	(4.9)%	(6.8)%
SaaS subscriptions	(1.1)	29.5	28.4	(1.5)	41.1	39.6

Software license fees and subscriptions	(2.7)	25.2	22.5	(1.6)	15.8	14.2
Product updates and support fees	(6.1)	4.7	(1.4)	(1.7)	1.3	(0.4)

Software revenues	(8.8)	29.9	21.1	(1.7)	5.9	4.2
Consulting services and other fees	(3.3)	17.2	13.9	(2.0)	10.5	8.5

Total revenues	$(12.1)	$47.1	$35.0	(1.8)%	7.0%	5.2%

Total operating expenses	$(9.9)	$8.6	$(1.3)	(1.6)%	1.4%	(0.2)%

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Nine Months Ended January 31,	to Currency	Constant		to Currency	Constant
2017 vs. 2016	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$(4.9)	$(12.7)	$(17.6)	(1.9)%	(5.0)%	(6.9)%
SaaS subscriptions	(1.8)	128.0	126.2	(1.1)	77.7	76.6

Software license fees and subscriptions	(6.7)	115.3	108.6	(1.6)	27.5	25.9
Product updates and support fees	(14.7)	5.6	(9.1)	(1.4)	0.5	(0.9)

Software revenues	(21.4)	120.9	99.5	(1.5)	8.2	6.7
Consulting services and other fees	(7.7)	55.3	47.6	(1.6)	11.2	9.6

Total revenues	$(29.1)	$176.2	$147.1	(1.5)%	8.9%	7.4%

Total operating expenses	$(25.3)	$148.1	$122.8	(1.4)%	8.6%	7.2%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2017.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2017 vs. 2016		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Revenues:
Software license fees	$81.4	$87.3	(6.8)%	(4.9)%	$237.6	$255.2	(6.9)%	(5.0)%
SaaS subscriptions	100.1	71.7	39.6	41.1	290.9	164.7	76.6	77.7

Software license fees and subscriptions	181.5	159.0	14.2	15.8	528.5	419.9	25.9	27.5
Product updates and support fees	347.8	349.2	(0.4)	1.3	1,051.0	1,060.1	(0.9)	0.5

Software revenues	529.3	508.2	4.2	5.9	1,579.5	1,480.0	6.7	8.2
Consulting services and other fees	177.3	163.4	8.5	10.5	542.8	495.2	9.6	11.2

Total revenues	706.6	671.6	5.2	7.0	2,122.3	1,975.2	7.4	8.9

Operating expenses:
Cost of software license fees	14.8	16.7	(11.4)	(10.2)	44.2	46.7	(5.4)	(3.6)
Cost of SaaS subscriptions	43.3	29.0	49.3	50.3	123.2	69.8	76.5	77.4
Cost of product updates and support fees	59.3	61.7	(3.9)	(2.3)	180.5	186.5	(3.2)	(1.7)
Cost of consulting services and other fees	145.0	141.2	2.7	4.5	430.4	420.0	2.5	3.9
Sales and marketing	112.4	109.6	2.6	4.3	349.5	317.5	10.1	11.6
Research and development	111.9	114.5	(2.3)	(0.8)	335.4	313.4	7.0	8.3
General and administrative	54.1	52.8	2.5	5.9	156.6	143.7	9.0	12.1
Amortization of intangible assets and depreciation	58.0	65.6	(11.6)	(10.7)	172.9	181.0	(4.5)	(3.6)
Restructuring costs	7.8	12.2	(36.1)	(36.1)	37.5	20.4	83.8	84.3
Acquisition-related and other costs	(1.2)	3.4	NM	NM	6.6	15.0	(56.0)	(56.0)

Total operating expenses	605.4	606.7	(0.2)	1.4	1,836.8	1,714.0	7.2	8.6

Income from operations	101.2	64.9	55.9	59.3	285.5	261.2	9.3	10.8

Interest expense, net	79.2	80.5	(1.6)	(1.6)	239.4	231.6	3.4	3.4
Other (income) expense, net	(16.8)	35.7	NM	NM	8.4	9.3	(9.7)	73.1

Income (loss) before income tax	38.8	(51.3)	NM	NM	37.7	20.3	85.7	66.5
Income tax provision (benefit)	0.8	(5.7)	NM	NM	22.3	11.2	99.1	102.7

Net income (loss)	38.0	(45.6)	NM	NM	15.4	9.1	69.2	22.0
Net loss attributable to noncontrolling interests	0.4	(1.4)	NM	NM	0.4	(2.4)	NM	NM

Net income (loss) attributable to Infor, Inc.	$37.6	$(44.2)	NM %	NM %	$15.0	$11.5	30.4%	(7.0)%

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and nine-month periods ended January 31, 2017 and 2016, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2017 vs. 2016		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Revenues:
Software license fees	$81.4	$87.3	(6.8)%	(4.9)%	$237.6	$255.2	(6.9)%	(5.0)%
SaaS subscriptions	100.1	71.7	39.6	41.1	290.9	164.7	76.6	77.7

Software license fees and subscriptions	181.5	159.0	14.2	15.8	528.5	419.9	25.9	27.5
Product updates and support fees	347.8	349.2	(0.4)	1.3	1,051.0	1,060.1	(0.9)	0.5

Software revenues	529.3	508.2	4.2	5.9	1,579.5	1,480.0	6.7	8.2
Consulting services and other fees	177.3	163.4	8.5	10.5	542.8	495.2	9.6	11.2

Total revenues	$706.6	$671.6	5.2%	7.0%	$2,122.3	$1,975.2	7.4%	8.9%

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

Total revenues increased 7.0% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.8%. On a constant currency basis, we realized growth across all of our geographic regions. We continue to experience significant growth in our SaaS subscriptions revenues, which increased 41.1%, as we continue to expand our CloudSuite offerings and shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 4.9%. Our product updates and support fees were up 1.3% while our consulting services and other fees revenues were up 10.5%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

For the nine-month period ended January 31, 2017, total revenues increased by 8.9% compared to the nine-month period ended January 31, 2016, excluding the unfavorable foreign currency impact of 1.5%. On a constant currency basis, the year-to-date increase was primarily due to the shift in our license mix, which resulted in an increase of 77.7% in our SaaS subscriptions revenues, offsetting a 5.0% decrease in our perpetual software license fees revenues. Our year-to-date product updates and support fees were relatively flat, up 0.5%, while our consulting services and other fees revenues were up 11.2%. The increase in year-to-date total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the third quarter of fiscal 2017, software license fees decreased by 4.9% compared to the third quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.9%. At constant currency, the decrease in perpetual license fees revenues was primarily due to a decrease in our Americas regions, which accounted for a decrease of 12.7 points. This decrease was somewhat offset by a 5.1 point increase related to our EMEA region and a 2.8 point increase related to our APAC region. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the quarter. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2017, software license fees decreased by 5.0%, compared to the nine-month period ended January 31, 2016, excluding the unfavorable foreign currency impact of 1.9%. At constant currency, the decrease in perpetual license fees revenues was primarily due to a decrease in our Americas regions, which accounted for a decrease of 6.8 points. This decrease was somewhat offset by increases experienced in our EMEA and APAC regions which accounted for decreases of 1.0 point and 0.8 points, respectively. Our year-to-date software license fees revenues were negatively impacted by the continued shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the third quarter of fiscal 2017, SaaS subscriptions revenues increased by 41.1% compared to the third quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.5%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2017 across all geographic regions, especially in the Americas, which accounted for an increase of approximately 26.2 points. In addition, our EMEA and APAC regions contributed increases of approximately 8.2 points and 6.7 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio and other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of operations of our recent acquisitions.

In the nine-month period ended January 31, 2017, SaaS subscriptions revenues increased by 77.7%, compared to the nine-month period ended January 31, 2016, excluding the unfavorable foreign currency impact of 1.1%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2017 across all geographic regions; the Americas accounted for an increase of approximately 51.6 points, EMEA 11.8 points, and APAC 14.3 points. The increase in year-to-date SaaS subscriptions revenues also reflects the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016, which accounted for a 36.3 point increase. The increase in year-to-date SaaS revenues also reflects the inclusion of the results of operations of our other recent acquisitions.

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

Product updates and support fees increased 1.3% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, excluding the unfavorable foreign currency impact of 1.7%.

In the nine-month period ended January 31, 2017, product updates and support fees increased by 0.5%, compared to the nine-month period ended January 31, 2016, excluding the unfavorable foreign currency impact of 1.4%.

At constant currency, the current quarter and year-to-date increases were primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases, offsetting customer attrition and the negative pressure coming from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support. Year-to-date, we experienced modest growth in our product updates and support fees in our EMEA and APAC regions, which more than offset a slight decrease in the Americas. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 10.5%, excluding the unfavorable foreign currency impact of 2.0%, in the current quarter compared to the third quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 10.9 points compared to the third quarter last year. This increase was experienced across all geographic regions; EMEA accounted for an increase of 7.0 points, Americas 3.6 points, and APAC 0.3 points. These increases were somewhat offset by a 0.3 point decrease in other fees revenues, primarily in our Americas region. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 7.0 points of the increase.

Consulting services and other fees increased by 11.2%, excluding the unfavorable foreign currency impact of 1.6%, in the nine-month period ended January 31, 2017, compared to the nine-month period ended January 31, 2016. At constant currency, year-to-date increases in consulting services revenues accounted for an increase of 9.9 points compared to the corresponding period last year. The year-to-date increase in consulting services was experienced across all geographic regions with EMEA contributing an increase of 6.3 points, Americas 2.6 points, and APAC 0.9 points. In addition, our other fees revenues increased by 1.3 points, primarily in our Americas region, due to inclusion of revenues related to Inforum, our customer event held in July 2016, with no similar amounts in the corresponding prior period. The increase in year-to-date consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.3 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,008.1 million at January 31, 2017, compared to $973.9 million at April 30, 2016 and $920.0 million at January 31, 2016.

The following table sets forth the components of deferred revenue:

	January 31,	April 30,	January 31,
(in millions)	2017	2016	2016
Software license fees	$8.6	$10.6	$8.8
SaaS subscriptions	196.7	141.9	118.9

Software license fees and subscriptions	205.3	152.5	127.7
Product updates and support fees	746.4	757.8	737.3
Consulting services and other fees	56.4	63.6	55.0

Total deferred revenue	1,008.1	973.9	920.0
Less: current portion	990.9	936.7	902.3

Deferred revenue - non-current	$17.2	$37.2	$17.7

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

Operating Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2017 vs. 2016		January 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Operating expenses:
Cost of software license fees	$14.8	$16.7	(11.4)%	(10.2)%	$44.2	$46.7	(5.4)%	(3.6)%
Cost of SaaS subscriptions	43.3	29.0	49.3	50.3	123.2	69.8	76.5	77.4
Cost of product updates and support fees	59.3	61.7	(3.9)	(2.3)	180.5	186.5	(3.2)	(1.7)
Cost of consulting services and other fees	145.0	141.2	2.7	4.5	430.4	420.0	2.5	3.9
Sales and marketing	112.4	109.6	2.6	4.3	349.5	317.5	10.1	11.6
Research and development	111.9	114.5	(2.3)	(0.8)	335.4	313.4	7.0	8.3
General and administrative	54.1	52.8	2.5	5.9	156.6	143.7	9.0	12.1
Amortization of intangible assets and depreciation	58.0	65.6	(11.6)	(10.7)	172.9	181.0	(4.5)	(3.6)
Restructuring costs	7.8	12.2	(36.1)	(36.1)	37.5	20.4	83.8	84.3
Acquisition-related and other costs	(1.2)	3.4	NM	NM	6.6	15.0	(56.0)	(56.0)

Total operating expenses	$605.4	$606.7	(0.2)%	1.4%	$1,836.8	$1,714.0	7.2%	8.6%

*	NM - Percentage not meaningful

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

Cost of software license fees decreased by 10.2%, excluding the favorable foreign currency impact of 1.2%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. At constant currency, this decrease was primarily due to a 5.5 point decrease related to lower third-party royalties and a 3.5 point decrease related to lower channel partner commissions in-line with lower software license fees revenues in the quarter and the mix of license fees, and a 1.2 point decrease related to lower other costs.

Cost of software license fees for the first nine months of fiscal 2017 decreased by 3.6%, excluding the favorable foreign currency impact of 1.8%, compared to the first nine months of fiscal 2016. At constant currency, a 5.5 point decrease related to lower third-party royalties offset a 1.5 point increase related to higher channel partner commissions and a 0.4 point increase related to higher other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 50.3%, excluding the favorable foreign currency impact of 1.0%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the third quarter of fiscal 2017.

Cost of SaaS subscriptions for the first nine months of fiscal 2017 increased by 77.4%, excluding the favorable foreign currency impact of 0.9%, compared to the first nine months of fiscal 2016, in-line with higher year-to-date SaaS subscriptions revenues.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 2.3%, excluding the favorable foreign currency impact of 1.6%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. At constant currency, the decrease was primarily due to a 2.1 point decrease in employee-related support and overhead costs, and a 0.9 point decrease related to lower channel partner commissions and third-party royalties. These decreases were somewhat offset by a 0.7 point increase related to higher professional fees and other support costs.

For the first nine months of fiscal 2017, cost of product updates and support fees decreased by 1.7%, excluding the favorable foreign currency impact of 1.5%, compared to the first nine months of fiscal 2016. At constant currency, the year-to-date decrease was primarily due to a 1.8 point decrease in employee-related support and overhead costs and a net 0.3 point decrease related to third-party royalties and channel partner commissions. These decreases were somewhat offset by a 0.4 point increase related to higher professional fees and other support costs.

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

Cost of consulting services and other fees increased by 4.5%, excluding the favorable foreign currency impact of 1.8%, in the current quarter compared to the third quarter of fiscal 2016. At constant currency, cost of consulting services increased 6.9 points due to higher employee-related and overhead costs due to 7.3% higher headcount in our professional services organizations in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in our professional services headcount includes the employees of our recent acquisitions. This increase was somewhat offset by a 1.1 point decrease due to lower billable contractor costs and a 1.3 point decrease related to other costs.

For the first nine months of fiscal 2017, cost of consulting services and other fees increased by 3.9%, excluding the favorable foreign currency impact of 1.4%, compared to the first nine months of fiscal 2016. At constant currency, the year-to-date increase was primarily due to an 8.4 point increase in employee-related and overhead costs due to higher headcount in our professional services organizations. This increase was somewhat offset by a 3.2 point decrease due to lower billable contractor costs and a 1.3 point decrease related to other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 4.3%, excluding the favorable foreign currency impact of 1.7%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 6.3 points in higher employee-related sales and overhead costs due to 5.2% higher headcount in our sales organization in the current quarter compared to last year, and a net 0.2 point increase due to higher other sales costs. These decreases were somewhat offset by a 2.2 point decrease due to lower marketing program costs in the current quarter.

Sales and marketing expenses increased by 11.6%, excluding the favorable foreign currency impact of 1.5%, in the nine-month period ended January 31, 2017, compared to the nine-month period ended January 31, 2016. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 9.3 point increase in employee-related sales and overhead costs due to higher headcount in our sales organization, an increase of 1.9 points due to higher marketing program costs, including the costs of Inforum held in the first quarter of this year, and a net 0.4 point increase due to higher professional fees and other sales costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, and overhead costs related to our research and development function.

Research and development expenses decreased by 0.8%, excluding the favorable foreign currency impact of 1.5%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. On a constant currency basis, research and development expenses decreased primarily due to a 9.3 point decrease due to lower share-based compensation in the quarter compared to last year, and a 2.0 point decrease related to higher capitalization of software development costs in the current quarter as compared to the third quarter last year. These decreases were somewhat offset by a 9.9 point increase as a result of higher employee-related and overhead costs due to 13.1% higher headcount in our development organization in the current quarter compared to last year, and 0.6 points related to higher professional fees.

Research and development expenses increased 8.3%, excluding the favorable foreign currency impact of 1.3%, in the nine-month period ended January 31, 2017, compared to the nine-month period ended January 31, 2016. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 15.3 point increase in employee-related sales and overhead costs due to higher headcount in our development organization and 1.6 points related to higher professional fees. These increases were somewhat offset by a 4.9 point decrease related to higher capitalization of software development costs year-to-date as compared to the corresponding period last year, a 3.4 point decrease due to lower share-based compensation in the current period compared to last year, and 0.3 points related to a decrease in other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions.

General and administrative expenses increased by 5.9%, excluding the favorable foreign currency impact of 3.4%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 4.5 point increase in employee-related costs due to 3.7% higher general and administrative headcount in the current quarter compared to last year, an 8.2 point increase primarily related to higher corporate technology costs, and a net increase of 3.0 points in other general and administrative expenses. These increases were somewhat offset by a 5.0 point decrease due to lower share-based compensation in the quarter compared to last year and 4.8 points related to lower consulting and professional fees.

General and administrative expenses increased by 12.1%, excluding the favorable foreign currency impact of 3.1%, in the nine-month period ended January 31, 2017, compared to the nine-month period ended January 31, 2016. On a constant currency basis, year-to-date general and administrative expenses increased approximately 5.7 points due to an increase in employee-related costs, 4.6 points related primarily to higher corporate technology costs, and 1.8 points related to net higher other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by 10.7%, excluding the favorable foreign currency impact of 0.9%, in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016.

In the nine-month period ended January 31, 2017, amortization of intangible assets and depreciation decreased by 3.6%, excluding the favorable foreign currency impact of 0.9%, compared with the nine-month period ended January 31, 2016.

At constant currency, the current quarter and year-to-date decreases resulted primarily from lower amortization and depreciation related to certain of our assets being fully amortized or depreciated in fiscal 2016 with no corresponding expense recorded in fiscal 2017. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

We recorded restructuring charges of approximately $7.8 million and $12.2 million in the third quarter of fiscal 2017 and fiscal 2016, respectively, related to our various restructuring actions.

We incurred restructuring charges of $37.5 million in the nine-month period ended January 31, 2017, compared to $20.4 million in the nine-month period ended January 31, 2016.

The restructuring charges recorded to date in fiscal 2017 included approximately $34.5 million related to employee severance costs and $3.0 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our EMEA and Americas regions affecting all functional areas. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

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

In the third quarter of fiscal 2017, we recorded a credit in acquisition-related and other costs of $1.2 million, a decrease of approximately $4.6 million compared to $3.4 million of acquisition-related and other costs in the third quarter of fiscal 2016.

For the nine months ended January 31, 2017, acquisition-related and other costs totaled $6.6 million, a decrease of approximately $8.4 million compared to $15.0 million in the comparable nine months of fiscal 2016.

For the nine months ended January 31, 2017, acquisition-related and other costs included $6.5 million for costs related to our recent acquisitions of Merit, Predictix, Starmount, and GT Nexus, as well as $2.9 million in costs related to debt and other financing activities. These costs were somewhat offset by a $2.8 million adjustment to the estimated fair value of our contingent consideration liability related to our recent acquisitions recorded in the third quarter of fiscal 2017. For the nine months ended January 31, 2016, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015, costs of the Registration Statement on Form S-4 that we filed with the SEC in January 2016 related to our senior notes’ exchange offer, costs related to our initial investment in Predictix, as well as an adjustment to the estimated fair value of our contingent consideration liability related to previous acquisitions.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2017 vs. 2016		January 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Interest expense, net	$79.2	$80.5	(1.6)%	(1.6)%	$239.4	$231.6	3.4%	3.4%
Other (income) expense, net	(16.8)	35.7	NM	NM	8.4	9.3	(9.7)	73.1

Total non-operating expenses	$62.4	$116.2	(46.3)%	(51.1)%	$247.8	$240.9	2.9%	6.1%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $1.3 million, or 1.6%, to $79.2 million in the quarter ended January 31, 2017, compared to $80.5 million in the quarter ended January 31, 2016. The quarter-over-quarter decrease in our interest expense was primarily due to $1.2 million lower interest expense related to the term loans under our Credit Agreement as well as $0.4 million lower interest expense related to our Senior Notes. The decrease in interest expense was somewhat offset by a $0.1 million increase in amortization of deferred financing fees and net debt discounts and an increase in other interest expense, net of $0.2 million in the current quarter compared to the third quarter last year.

Interest expense, net increased $7.8 million, or 3.4%, to $239.4 million in the nine-month period ended January 31, 2017, compared to $231.6 million in the nine-month period ended January 31, 2016. Year-to-date, the increase in our interest expense was primarily due to the issuance of our Senior Secured Notes in the third quarter of fiscal 2016 which resulted in an increase in interest expense of approximately $8.6 million and an increase in the amortization of deferred financing fees and net debt discounts of $1.5 million in the first nine months of fiscal 2017 compared to the corresponding period last year. Other interest expense, net also increased $0.2 million in the current year-to-date period compared to the corresponding period last year. These increases were somewhat offset by a $2.5 million decrease in interest expense related to the term loans under our Credit Agreement.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $16.8 million in the third quarter of fiscal 2017 compared to $35.7 million net expense in the third quarter of fiscal 2016.

For the first nine months of fiscal 2017, other (income) expense, net was net expense of $8.4 million compared to net expense of $9.3 million in the nine-month period ended January 31, 2016.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates.

Income Tax Provision

	Three Months Ended		Quarterly Change				Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2017 vs. 2016				January 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual		Constant Currency		2017	2016	Actual	Constant Currency
Income tax provision (benefit)	$0.8	$(5.7)	NM	%	NM	%	$22.3	$11.2	99.1%	102.7%
Effective income tax rate	2.1%	11.1%					59.2%	55.2%

*	NM - Percentage not meaningful

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

The change in our effective tax rate for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily driven by a decrease in the mix of U.S. based earnings, a reduction in tax from the creation of U.S. tax credits, a reduction in the valuation allowances for various foreign deferred tax assets, and a decrease in deferred tax liabilities recorded as a result of a tax law change in the United Kingdom.

The change in our effective tax rate for the first nine months of fiscal 2017 compared to the corresponding period of fiscal 2016 was primarily driven by an increase in the liabilities recorded for unrecognized tax benefits, a reduction in permanent non-deductible costs subject to U.S. tax, a decrease in taxes from the creation of U.S. tax credits, and a reduction in the valuation allowances for various foreign deferred tax assets.

During the third quarter of fiscal 2017, we continued to examine various tax structuring alternatives that may be executed during the fourth quarter of fiscal 2017, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. Additionally, certain U.S. and foreign valuation allowances could be impacted during the fourth quarter of fiscal 2017 as a result of the KED investment that was consummated on February 17, 2017. See Note 19, Subsequent Events.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2017 vs. 2016		January 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
GAAP revenues	$706.6	$671.6	5.2%	7.0%	$2,122.3	$1,975.2	7.4%	8.9%
Non-GAAP revenue adjustments:
Purchase accounting impact on SaaS subscriptions	0.4	5.9			1.9	10.2
Purchase accounting impact on product updates and support fees	0.2	—			0.7	0.5
Purchase accounting impact on consulting services and other fees	0.1	0.1			0.1	0.1

Total non-GAAP revenue adjustments	0.7	6.0			2.7	10.8

Non-GAAP revenues	$707.3	$677.6	4.4%	6.2%	$2,125.0	$1,986.0	7.0%	8.5%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Quarterly Change				Nine Months Ended		Year-to-Date Change
	January 31,		Fiscal 2017 vs. 2016				January 31,		Fiscal 2017 vs. 2016
(in millions, except percentages)	2017	2016	Actual		Constant Currency		2017	2016	Actual	Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$37.6	$(44.2)	NM	%	NM	%	$15.0	$11.5	30.4%	(7.0)%
Interest expense, net (1)	79.5	80.8					240.3	232.6
Income tax provision (benefit)(2)	2.0	(5.7)					25.7	11.2
Amortization of intangible assets and depreciation	58.0	65.6					172.9	181.0
Purchase accounting impact revenues/costs, net	0.7	6.0					2.7	10.8
Share-based compensation	1.2	15.7					7.3	18.9
Acquisition-related and other costs	(1.2)	3.4					6.6	15.0
Restructuring costs	7.8	12.2					37.5	20.4
Foreign currency (gain) loss	(16.8)	35.6					8.2	9.5
Other (3)	12.8	12.7					56.6	29.5

Adjusted EBITDA	$181.6	$182.1	(0.3)%		1.3%		$572.8	$540.4	6.0%	7.0%

Adjusted EBITDA margin (4)	25.7%	26.9%					27.0%	27.2%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision (benefit) plus certain other taxes as defined by our debt agreements.
(3)	Includes costs incurred related to nonrecurring litigation and/or settlement costs, anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, Sponsor management fees, other non-recurring costs that are allowed to be added back under the provisions of our debt agreements, and an exclusion of our unrestricted subsidiary’s adjusted EBITDA.
(4)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

	Nine Months Ended
(in millions, except percentages)	January 31,
Cash Flows	2017	2016	Change
Cash provided by (used in):
Operating activities	$136.3	$221.5	(38.5)%
Investing activities	(231.1)	(627.2)	(63.2)
Financing activities	(190.2)	412.7	NM
Effect of exchange rate changes on cash and cash equivalents	(8.7)	(11.8)	(26.3)

Net change in cash and cash equivalents	$(293.7)	$(4.8)	NM %

*	NM - Percentage not meaningful

(in millions, except percentages)	January 31,	April 30,
Capital Resources	2017	2016	Change
Working capital deficit	$(402.1)	$(208.5)	92.9%
Cash and cash equivalents	$412.0	$705.7	(41.6)%

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

In fiscal 2017, we completed the Starmount Acquisition for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase. Included in the purchase price is $23.4 million of deferred consideration which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. Also in fiscal 2017, we completed the Predictix Acquisition for approximately $125.7, net of cash acquired, and the Merit Acquisition for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase. In addition, we paid $138.0 million to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus. See Note 3, Acquisitions.

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

We believe that cash flows from operations, together with our cash and cash equivalents, and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2017 and for the foreseeable future. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2017, was $136.3 million. Our net income adjusted for non-cash items provided $231.8 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $95.5 million. The uses of cash were from a $116.4 million decrease in accounts payable, accrued expenses and other liabilities partially due to the timing of vendor payments and debt interest payments, $19.5 million in income tax receivable/payable, net, and a $14.0 million increase in accounts receivable, net partially due to the timing of our maintenance cycle in EMEA as a significant portion of the support invoicing is completed on a calendar year basis. These uses of cash were partially offset by a $39.7 million increase in deferred revenues primarily due to the timing of maintenance renewals, as a significant portion of our EMEA maintenance renews on December 31, and a $14.7 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities for the nine-month period ended January 31, 2016, was $221.5 million. Our net income adjusted for non-cash items provided $239.8 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $18.3 million. The uses of cash were from a $41.0 million increase in prepaid expenses and other assets, primarily due to the timing of certain of our significant service agreements, an $18.7 million increase in income tax receivable/payable, net, and a $16.4 million increase in accounts receivable, net partially due to the timing of our maintenance cycle in EMEA as a significant portion of the support invoicing is completed on a calendar year basis. These uses of cash were partially offset by a $30.3 million increase in accounts payable, accrued expenses and other liabilities partially due to the timing of vendor payments and a $27.5 million increase in deferred revenues primarily due to the timing of maintenance renewals.

Cash Flows from Investing Activities

Net cash used in investing activities was $231.1 million in the nine-month period ended January 31, 2017. The primary uses of cash were $170.9 million net cash used for the Starmount Acquisition, the Predictix Acquisition and the Merit Acquisition, and $60.0 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $627.2 million in the nine-month period ended January 31, 2016. The primary uses of cash were $549.6 million net cash used for our acquisition of GT Nexus, $49.4 million used to purchase property, equipment and software, and $25.0 million for our investment in Predictix.

Cash Flows from Financing Activities

Net cash used in financing activities was $190.2 million in the nine-month period ended January 31, 2017. The primary uses of cash were $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus, $111.5 million in dividend payments and $78.8 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

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

Effect of Exchange Rate Changes

For the nine months ended January 31, 2017, changes in foreign currency exchange rates resulted in a $8.7 million decrease in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $11.8 million during the nine months ended January 31, 2016.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $402.1 million at January 31, 2017, compared to $208.5 million at April 30, 2016. At January 31, 2017, our cash decreased by $293.7 million compared to the balance at April 30, 2016. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of our fiscal 2017, the most significant change in our current assets aside from cash was a $15.4 million increase in our income tax receivable, and a $9.3 million increase in accounts receivable, net partially due to the timing of our maintenance cycle in EMEA. During this period, the most significant changes in our current liabilities were a $56.3 million decrease in the current portion of long-term obligations, a $54.2 million increase in deferred revenue, due to the timing of maintenance renewals, a $42.3 million decrease in accounts payable, and a $29.7 million decrease in accrued expense.

Cash and Cash Equivalents

As of January 31, 2017, we had $412.0 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2017, $81.2 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $330.8 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2017			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-3 due June 3, 2020	$451.1	$448.1	3.75%	$461.8	$458.1	3.75%
First lien Term B-5 due June 3, 2020	2,387.7	2,326.3	3.75%	2,447.5	2,373.2	3.75%
First lien Euro Term B due June 3, 2020	355.8	352.3	4.00%	386.2	382.0	4.00%
5.75% first lien senior secured notes due August 15, 2020	500.0	484.2	5.75%	500.0	481.1	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,620.7	6.50%	1,630.0	1,619.7	6.50%
5.75% senior notes due May 15, 2022	377.9	373.3	5.75%	401.0	395.9	5.75%
Deferred financing fees, debt discounts and premiums, net	(97.6)	—		(116.5)	—

Total long-term debt	5,604.9	5,604.9		5,710.0	5,710.0
Less: current portion	—	—		(56.3)	(56.3)

Total long-term debt - non-current	$5,604.9	$5,604.9		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of January 31, 2017, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2016, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Sixth Amendment; Seventh and Eighth Amendments described below).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.5 million of letters of credit have reduced the amount available under the Revolver to $108.5 million as of January 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

On August 15, 2016, we entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

Refinancing Amendment

Subsequent to quarter end, on February 6, 2017, we entered into the Eighth Amendment to our Credit Agreement, which refinanced all of the outstanding balances of our first lien term loans including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million term loan (the Tranche B-6 Term Loan) and a new €1,000.0 million term loan (the Euro Tranche B-1 Term Loan). See Note 19, Subsequent Events – Refinancing Amendment.

Senior Notes

Our 6.5% and 5.75% Senior Notes (the Senior Notes) bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.0% plus accrued interest, if any, from August 25, 2015. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

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

Infor Retail Holdings’ financial position as of January 31, 2017 and its results of operations for the first nine months of fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended January 31, 2017. Infor Retail Holdings held assets totaling $156.4 million, primarily intangible assets and goodwill, and liabilities of $7.7 million as of January 31, 2017. For the nine months ended January 31, 2017, Infor Retail Holdings recorded revenues of $12.9 million and a loss from operations of $8.3 million. In addition, its Adjusted EBITDA for the first nine months was a loss of $4.1 million, as calculated based on the provisions of the Credit Agreement.

Restricted Cash

We had approximately $10.9 million of restricted cash as of January 31, 2017, of which approximately $0.9 million and $10.0 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2016 were $7,821.6 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended January 31, 2017. At January 31, 2017, we had recorded a liability for uncertain tax positions of $150.9 million. Over the next 12 months, we expect a net reduction of approximately $22.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.0% and 41.7% of our total revenues for the third quarter of fiscal 2017 and 2016, respectively. International cost of revenues and operating expenses accounted for 39.1% and 40.2% of our total cost of revenues and operating expenses for the third quarter of fiscal 2017 and 2016, respectively. For the first nine months of fiscal 2017 and 2016, international revenues represented 42.9% and 42.5% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 40.7% and 42.1% of our total cost of revenues and operating expenses for the first nine months of fiscal 2017 and 2016, respectively.

As of January 31, 2017 and April 30, 2016, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.0% and 4.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.8% and 2.1% as of January 31, 2017 and April 30, 2016, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.6% and 0.2% as of January 31, 2017 and April 30, 2016, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our long-term debt. As of January 31, 2017 and April 30, 2016, we had $5.6 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at January 31, 2017, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have LIBOR or EURIBOR floors of 1.00%. On January 31, 2017, the three-month LIBOR and EURIBOR rates were 1.03% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the January 31, 2017 rate would lead to an estimated increase of approximately $1.3 million in our total monthly interest expense as such a change would be above the applicable LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 29.6% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Index to Exhibits on page 71 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2017

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.2	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.3	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended (filed with Infor, Inc.’s Current Report on Form 8-K filed on February 10, 2017 (Reg. No. 333-183494) and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at January 31, 2017 and April 30, 2016,

ii.	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2017 and 2016,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2017 and 2016,

iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2017 and 2016, and

v.	Notes to Condensed Consolidated Financial Statements.