Form 10-K
period 2017-04-30
Infor, Inc.
filed 2017-06-26
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was zero as of October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on June 1, 2017, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The information required by Items 10 through 14 of Part III of Form 10-K has been omitted from this filing. This information will be included by amendment to this Annual Report in Amendment No. 1 on Form 10-K/A to be filed by Infor, Inc. with the U.S. Securities and Exchange Commission (the SEC) prior to July 31, 2017.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED APRIL 30, 2017

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended April 30, 2017, contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this annual report.

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

INDUSTRY AND MARKET DATA

This annual report includes industry data that we obtained from periodic industry publications. As noted in this annual report, Gartner, Inc. (Gartner) and International Data Corporation (IDC) were the primary sources for third-party industry data and forecasts, including the Gartner reports “Forecast: Enterprise Software Markets, Worldwide, 2014-2021, 1Q17 Update; Published: 20 March 2017; ID: G00323032” (the March 2017 Gartner Report) and “Forecast: Public Cloud Services, Worldwide, 2015-2021, 1Q17 Update; Published: 04 April 2017; ID: G00321338” (the April 2017 Gartner Report). The Gartner Reports described herein, (the Gartner Reports) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this annual report) and the opinions expressed in the Gartner Reports are subject to change without notice.

The IDC report “Worldwide Software as a Service and Cloud Software Forecast, 2016-2020; published August 2016; IDC #US40852116” (the August 2016 IDC Report) and the represented data, research, opinion or viewpoints published, as part of syndicated service, by IDC, are not representations of fact. The IDC Report speak as of its original publication date (and not as of the date of this annual report) and the opinions expressed in the IDC Report are subject to change without notice.

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

PART I

Unless otherwise indicated or the context requires otherwise, hereafter any reference to “Infor,” “we,” “our,” “us” or “the Company” refers to Infor, Inc. and its consolidated subsidiaries. Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on April 30 of such year. As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2014, we changed our fiscal year end from May 31 to April 30 effective beginning with our fiscal 2015. As a result, references to our fiscal 2015 and beyond mean the fiscal year ended on April 30 of such year. In addition, in transitioning to our new fiscal year end, we reported fiscal 2015 as the 11-month transition period of June 1, 2014 through April 30, 2015.

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

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across different verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, the hosting services industry leader. Additionally, Infor offers the GT Nexus supply chain network platform to connect companies with their suppliers, distributors, and 3PLs in a commerce cloud. In addition to providing software products, we help our customers implement and use our applications more effectively through Infor Services, which consists of consulting services, ongoing support, and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated global customer base. Our customers range from Fortune 500 enterprises to medium-sized businesses. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, automotive, service industries, ESM&R, consumer products and retail, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 19 of the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 22 of the top 25 U.S. healthcare delivery networks, the top 20 automotive suppliers, 16 of the top 20 industrial distributors, 15 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three major geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 15,970 employees worldwide and have offices in 46 countries. Across our applications, we offer our solutions in over 40 languages, and we intend to continue to translate our systems into new languages as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 62.8% from the Americas, 29.0% from EMEA and 8.2% from APAC in fiscal 2017. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

Corporate Information

Infor, Inc. was formed on June 8, 2009, in the State of Delaware, as Steel Holdings, Inc. by Golden Gate Capital. Steel Holdings acquired SoftBrands, Inc. (SoftBrands) on August 13, 2009. Steel Holdings changed its name to GGC Software Holdings, Inc. (GGC Holdings) on April 25, 2011. GGC Holdings acquired Lawson Software, Inc. (Lawson) on July 5, 2011. Both SoftBrands and Lawson were publicly traded companies prior to the acquisitions. We have maintained the SoftBrands and Lawson brands. On April 26, 2012, we formally changed the name of GGC Software Holdings, Inc. to Infor, Inc. In addition, on June 21, 2012, we changed the name of Lawson Software, Inc. to Infor (US), Inc. Transactions between Infor, Inc. and its subsidiaries have been eliminated for presentation.

The original predecessor of Infor, Inc. was formed in 2002, followed by a series of acquisitions. This entity operated as Infor Global Solutions Intermediate Holdings Ltd. (IGS Intermediate Holdings) from June 7, 2006 until April 5, 2012, when we completed the combination of GGC Holdings and IGS Intermediate Holdings.

Our principal executive offices are located at 641 Avenue of the Americas, New York, NY 10011 and our phone number is (646) 336-1700. Our website is www.infor.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Corporate Ownership

Infor, Inc. is a privately held corporation. Our largest investors are our sponsors, Golden Gate Capital, Summit Partners, L.P. (Summit Partners), and a subsidiary of Koch Industries, Inc. (Koch Industries and together with Golden Gate Capital and Summit Partners, the Sponsors). We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Golden Gate Capital

Golden Gate Capital is a San Francisco-based private equity investment firm with approximately $15.0 billion of capital under management. The principals of Golden Gate Capital have a long and successful history of investing with management teams across a wide range of industries and transaction types, including going-privates, corporate divestitures, and recapitalizations, as well as debt and public equity investments.

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 60 software companies. Other notable software investments sponsored by Golden Gate Capital include BMC Software, Ex Libris, Micro Focus and LiveVox.

Summit Partners

Summit Partners is a global alternative investment firm focused on growth equity, fixed income and public equity opportunities. Summit is currently investing more than $9.5 billion in capital across these asset classes. Founded in 1984, Summit Partners has invested in more than 440 companies in technology, healthcare and life sciences, and other growth sectors. These companies have completed more than 140 public offerings, and more than 170 have been acquired through strategic sales and mergers. Summit Partners maintains offices in North America and Europe, and invests in companies around the world.

Summit Partners is particularly active in the technology sector, having made investments in more than 250 technology companies, including more than 120 software businesses across a variety of applications and end-markets. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and software-as-a-service (SaaS) categories.

Koch Industries

Koch Industries, one of the largest private companies in America, is based in Wichita, Kansas. Koch Industries has a presence in about 60 countries and employs more than 120,000 people worldwide, with about 70,000 of those in the U.S. Koch Industries has been estimated by Forbes to have revenues as high as $100 billion. From January 2009 to present, Koch companies have earned more than 1,200 awards for safety, environmental excellence, community stewardship, innovation, and customer service.

In fiscal 2017, an affiliate of Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries, invested more than $2 billion in Infor. KED focuses its efforts on strategic acquisitions for Koch Industries’ operating companies and industry agnostic principal investments for the group’ own portfolio.

Our Strategy

We are focused primarily on medium and large-sized enterprise customers that require advanced software products and services designed specifically for their needs. The principal features of our strategy include:

•	Microvertical Software Suites. We develop enterprise software applications to meet the specific needs of customers in targeted industries and increasingly for the microvertical sectors within these broader industries, generally enabling our customers to have functionality tailored to the unique needs of their businesses and markets. We intend to continue designing, developing and deploying microvertical-specific applications and technologies that maximize ease-of-use and provide a lower total cost of ownership for customers by saving them time and resources during implementation. To maximize the benefits of our solutions, we plan to complement our industry expertise through our professional services organization and strategic relationships with key partners.

•	Architecture of the Internet. We believe enterprise software and technology have generally lagged the overall advancements delivered during the Internet era. As a result, our intent is to bring these advancements to our customers. For example, our technology approach for integrating the often disparate applications used by our customers is based on the loosely coupled architecture of the Internet, as opposed to the monolithic approach of the past. Infor ION technology is lightweight middleware that uses the standards found in the Internet to connect both Infor and non-Infor applications. This approach enables cloud deployment including multi-tenancy, simplifies implementations, minimizes the disruption and complexity of upgrades and helps increase the overall speed, agility and deployment flexibility of our customers. The Infor Xi technology platform achieves major advancements in the areas of core Infor ION integration, and also includes other advancements in social collaboration, mobility, and analytics.

•	Creating Experiences People Love. We also believe that the overall design and user experience delivered by enterprise applications has trailed the broader consumer software market in recent years. As a result, we are addressing this market need in two ways: 1) creating and investing in an internal design agency called Hook & Loop to bring top design talent and expertise to Infor and 2) delivering business software that is beautifully designed, easy to use, and consistent with what business users find in their personal lives. All the major applications released in Infor 10X feature the new Infor SoHo Experience, a reinvented HTML5 consumer-inspired user interface that is consistent across the user’s Infor experience.

•	Engineered with Data Science. Our customers have a high volume of data, much of which is stored in our systems, and to help them harness the power of that data to make better decisions, we build data science into our applications through Infor Dynamic Science Labs. Based in Kendall Square, Cambridge, Massachusetts, Infor Dynamic Science Labs is a team of scientists, mathematicians, economists, and engineers that help our customers take advantage of their data without having to employ their own team of expensive data scientists to uncover opportunities and recommend next steps, and drive strategies in all areas of their business, from recruiting and staffing to asset management and pricing.

•	Networked Supply Chains. Companies today no longer compete solely on the strength of their own products and services—they compete on the strength of their business networks. The ability to collaborate and orchestrate processes across a global community of interconnected companies is now what gives leaders an edge in their markets. Building on the world’s largest cloud-based collaborative commerce platform, GT Nexus, Infor is bringing the concept of global business networks to life, and allowing companies to see beyond their four walls and tap into the 80% of information that is otherwise locked away in the systems of customers, suppliers, logistics providers, and financial institution. The result is greater visibility, agility, and the intelligence companies need to survive and win.

Our Competitive Strengths

We believe we have the following competitive strengths:

•	Strong Market Position in Targeted Verticals. Our products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, automotive, ESM&R, service industries, consumer products and retail, and hospitality. For example, 19 of the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 22 of the top 25 U.S. healthcare delivery networks, the top 20 automotive suppliers, 16 of the top 20 industrial distributors, 15 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

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

•	Unique Cloud Suites and Upgrade Program that Enables Customers to Move Mission Critical Applications to the Cloud. Many traditional software vendors are struggling to pivot to the cloud era for ERP and other mission critical applications. One of the reasons they are having this struggle is the need for extensive customization of their software to meet the specific needs of customers in various industries. Because Infor software has decades of industry-specific functionality built-in and is architected for the Internet era, Infor is the first company to deliver applications and suites in a multi-tenant public cloud through Amazon Web Services. In addition, the Infor UpgradeX Program offers a clear, appealing, and predictable path for modernizing customers’ existing on-premises deployments of Infor applications. Through UpgradeX, Infor will execute all the services required for the initial migration or upgrade to the cloud, where Infor can handle maintenance, support and upgrades.

•	Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our product development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•	Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve a large, diverse and sophisticated global customer base, ranging from Fortune 500 enterprises to mid-sized businesses. Our revenue base is geographically diverse. Of our fiscal 2017 revenues, approximately 62.8% was from the Americas, 29.0% was from EMEA and 8.2% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•	Complementary Products Create Compelling Cross-Selling Opportunities. We expect to realize significant cross-selling opportunities among our broad array of product offerings and enhanced focus of the sales effort on our product portfolio. For example, our distribution products were historically sold to customer bases in different geographies with almost no overlap. Within our public sector vertical, some of our public sector products focus on asset management and constituent interaction, including service requests, permitting, licensing and utilities, whereas other public sector products provide governments with back-office systems that help control spending via procurement, financial and human resources (HR) applications. In general, we believe there is significant opportunity to leverage greater cross-sale activity among our various business units, and we continue to identify new synergies with respect to products we develop and acquire as they are integrated into our existing businesses.

•	Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle, where he led Oracle’s field organization and oversaw revenue growth of more than 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: Co-President, Products Duncan Angove, with more than 20 years of management experience from Oracle and Retek; Co-President, Global Field Operations and Services, Stephan Scholl, an almost 20-year industry veteran from Lawson, Oracle, and PeopleSoft; COO Pam Murphy, with almost 15 years of experience from Oracle and Andersen Consulting: and CFO Kevin Samuelson, over 20 years of extensive finance, accounting, investment and operational experience from his various roles covering the technology industry. Additionally, our principal stockholders—our Sponsors, investment funds or entities affiliated with Golden Gate Capital, Summit Partners, and Koch Industries, provide ongoing support and advice to our management team. We believe we can draw on our Sponsors’ experience and expertise; Golden Gate Capital and Summit Partners being two of the most active investors in the technology industry, having collectively invested in or acquired more than 310 technology companies since their respective inceptions in 2000 and 1984, and Koch Equity Development, the investment and acquisition subsidiary of Koch Industries, Inc., one of the largest private companies in the United States with 120,000 employees worldwide.

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

Today, Infor provides comprehensive, “mission-critical” industry suites delivered on AWS for the following industries: Aerospace & Defense, Automotive, Chemicals, Distribution, Equipment, Fashion, Federal, Food & Beverage, Healthcare, High Tech, Hospitality, Industrial Manufacturing, Industrial Machinery, Public Sector, and Retail. In addition, Infor has CloudSuites for: Business (with core best-in-class financials and HCM for SMBs), Corporate (with core best-in-class financials and HCM for large enterprises), Clinical, Facilities, and Human Capital Management.

The Infor CloudSuite platform also includes:

Analytics. CloudSuite Analytic Packs provide industry components, data models, and industry dashboards to transform information into actionable insights.

Technology. Infor ION middleware, Infor Ming.le social collaboration, Infor Analytics, and Infor Mongoose development platform.

Core Enterprise Management. Infor LN, Infor M3, Infor Lawson, Infor SyteLine, and Infor SunSystems.

High Value Extension Applications. Infor EAM, Infor Expense Management, Infor HR Service Delivery (Enwisen), Infor PeopleAnswers Talent Science, Infor Learning Management, Infor Workforce Management, Infor Epiphany Interaction Advisor, Infor Orbis Marketing Resource Management, Infor Product Configuration Management, Infor Supplier Exchange, and more.

Infor Technology Platform

The Infor technology platform, Infor Xi, achieves major advancements in the areas of core Infor ION integration, enterprise collaboration with Infor Ming.le, the Infor Motion mobile development platform and applications, and Infor Analytics, which includes the Business Vault, Reporting and pervasive business content. Major investments have been made in each application to achieve new features that support microvertical business processes in focus industries, performance and scalability enhancements, and packaged content to reduce deployment complexity and total cost of ownership.

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

Our Industry

The enterprise application software industry is competitive, rapidly changing, and significantly affected by new product offerings, evolving technologies and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. In addition, how enterprise software applications are deployed is evolving and becoming more flexible, from on-site to in the cloud, or a combination of both. According to the March 2017 Gartner Report, the worldwide enterprise application software market in 2016 was approximately $170.9 billion (constant currency), a 9.0% increase from approximately $156.8 billion (constant currency) in 2015. This market is forecasted to be approximately $186.4 billion in revenue for 2017 (constant currency), a 9.1% increase over 2016. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 8.8% per annum from 2016 to 2021. In addition, according to the April 2017 Gartner Report, in 2016 the worldwide market for public cloud application services, which includes SaaS revenues, was approximately $38.6 billion, a 22.2% increase from approximately $31.6 billion in 2015. This market is forecasted to be approximately $46.0 billion in revenue for 2017, a 19.2% increase over 2016. The market for public cloud application services, including SaaS, is forecasted to grow at a compound annual growth rate of approximately 17.6% per annum from 2016 to 2021.

The enterprise software industries pivot to the cloud continues at a rapid pace. Companies have been using edge software applications like CRM and HCM in the cloud for years. With the cloud transformation of software applications, we believe there is strong appetite for companies to expand their cloud ecosystem to include mission critical applications like ERP and Financial Management. The cloud offers increased flexibility, faster deployment and upgrades, and enhanced security measures to protect against increasing cyber threats and attacks. According to the August 2016 IDC Report, the percent of worldwide application software revenue provided in the public cloud in 2015 was 23.5%, as compared to 76.5% provided on-premise or through other delivery, and is anticipated to increase to 35.6% of worldwide application software revenue by 2020. This represents a compound annual growth rate of approximately 8.7% per annum in the penetration of SaaS applications to the total worldwide application software market from 2015 to 2020. Per IDC, the worldwide market for public cloud application revenue is forecasted to grow at a compound annual growth rate of approximately 16.3% per annum from 2015 to 2020.

We believe our target markets are experiencing favorable trends. We believe that improving economic conditions will continue to encourage companies to enhance their enterprise applications software spending as they refocus on growth and productivity enhancing initiatives. With market leadership positions in multiple enterprise applications products and verticals, we believe that we are well positioned to take advantage of these favorable trends and further enhance our revenue, profitability and market share in the coming years.

The enterprise applications industry has experienced significant consolidation over the last ten years. Many ERP companies have made acquisitions to acquire access to a customer base, fill out their product lines or join forces to better compete in the market. For example, Oracle, one of our primary competitors, has acquired more than 115 companies since 2005, including market leaders such as NetSuite, PeopleSoft, Hyperion and Siebel. SAP, another of our primary competitors, has acquired numerous companies including market leaders such as Concur Technologies, hybris, SuccessFactors and Sybase. While this consolidation has created larger companies with broad product lines, it has also resulted in fewer competitors providing less choice for customers. Moreover, the broad product offerings from these large ERP players have become less targeted and more expensive for customers. Consolidation in our target markets has further enhanced our competitive positioning with our customers. We believe that for many customers, we present a compelling alternative to the largest horizontal providers, such as Oracle and SAP, while maintaining an ability to compete with smaller niche providers.

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

We frequently encounter competitors such as SAP and Oracle. Both are large, global vendors that are increasingly targeting mid-sized businesses, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like us that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle. Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. In addition, we believe our strategy of building core functionality by industry directly into our applications, versus relying on a network of system integrators to customize each installation, positions us for greater success as the adoption of cloud applications continues to increase, and more customers are energized by the TCO savings that can come from multi-tenant applications. By increasing our scale and the range of our products, we believe we can continue to compete and win against SAP, Oracle and other ERP vendors, globally in our targeted industries.

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

In addition to our direct sales teams, we have over 1,890 active resellers and strategic alliances that focus generally on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows and the hosting of conferences with many of our business partners.

Marketing

We have significantly increased our marketing efforts toward achieving greater brand awareness and visibility over the last 12 months. Our “Designed for Progress” campaign now includes a large scale television ad buy across the networks of NBC/Universal including NBC, MSNBC, and global CNBC. The campaign continues to run in major airports around the world including San Francisco, London Heathrow, Dubai, Frankfurt, and Paris CDG. In print we are running advertisements in The Wall Street Journal as well as The Financial Times.

Our executives are routinely invited to speak at leading events including Fortune Brainstorm Tech, Web Summit, Bloomberg Next Big Thing, and Collision, among others. Our CEO and other C-suite executives frequently appear on national and international news programs to share insight and expertise including CNBC, Bloomberg, and Fox Business Network.

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

Our total research and development expenses were $455.8 million for the year ended April 30, 2017, or 16.0% of revenue. As of April 30, 2017, our research and development organization consisted of approximately 5,010 employees an increase of approximately 10% from 4,570 employees at the end of last year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of research and development expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual,” and “GT Nexus,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ®, (TM) and (SM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 64 U.S.-issued patents, three pending U.S. patent applications, six foreign equivalent patents, and four foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

We cannot guarantee that these legally available intellectual property protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Some of our existing business units that we and our predecessors have acquired over the years have historically licensed software to customers under a model that allowed the customer to access source code for certain product lines. In general, however, our current practice is to license and distribute only object code versions of most of the software we offer, although we often enter into source code escrow arrangements with recognized third-party source code escrow companies on terms that are customary within the software industry, which provide customer access to source code only under very limited circumstances. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the U.S., and some jurisdictions are less likely to enforce such laws.

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

Employees

As of April 30, 2017, we had approximately 15,970 employees, including approximately 2,230 in sales and marketing, 5,010 in research and development, 6,100 in services and customer support and 2,630 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden, and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Available Information

We make available, free of charge, in the Investors section of our website (www.infor.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330. Our filings are also available on the SEC’s website at www.sec.gov.

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

Macroeconomic developments like the recent recessions in the U.S. and Europe and the debt crisis in certain countries in the European Union could negatively affect our business, operating results or financial condition. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology budgets or be unable to fund software and services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

On March 29, the U.K. gave formal notice of its intention to leave the E.U. This notice triggers the process of negotiating the U.K.’s exit, which will occur in two years, unless the deadline is extended or a withdrawal agreement is negotiated sooner. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 64 U.S.-issued patents, three pending U.S. patent applications, six foreign equivalent patents and four foreign equivalent patent applications. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers, or infringe our intellectual property. Defending our intellectual property rights is time-consuming and costly.

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

We license third-party software products that we incorporate into, or resell with, our own software products. We also have reseller and alliance relationships with other software suppliers’ businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. There can be no assurance that the licenses for these third-party technologies will not be terminated, that the licenses will be available on future terms acceptable to us, or that we will be able to license third-party software for future products. In the event that these third-party products were to become unavailable, we may be unable to readily replace these products with substitute products. Any interruption in the short term could have a detrimental effect on our ability to continue to market and sell those of our products relying on these specific third-party products and could adversely impact our business. Our use of third-party technologies exposes us to increased risks including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

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

We have a significant amount of indebtedness. As of April 30, 2017, our total debt outstanding (net of deferred financing fees, discounts and premiums) was $5,650.9 million, and we had unused commitments of $120.0 million under our revolving credit facility (without giving effect to approximately $10.4 million of outstanding letters of credit). Subject to the limits contained in our credit facilities and the indentures governing our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our debt, including:

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

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. A significant portion of our revenue is generated by subsidiaries located outside of the U.S. While the indentures related to our senior notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

We also rely on the continued service of our senior management, software developers, services consultants, finance and accounting specialists, and other key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical, financial and other personnel. The failure to attract, train, retain and effectively manage employees could negatively impact our development and efforts and cause a degradation of our customer service. If we are unable to attract and retain finance and accounting personnel who have experience with the software industry and U.S. accounting requirements, we will have to rely on more costlier contractors to fill the roles necessary for us to meet our governance and regulatory requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 149,100 square feet of space. The leases on these facilities expire on February 28, 2025 and 2027. Our main operations center is in Alpharetta, Georgia where we lease approximately 113,800 square feet of space. The lease on this facility expires October 31, 2024. We also lease approximately 774,800 square feet of space in 47 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,562,200 square feet of space in 140 locations in 45 countries. Expiration dates of leases on all of our facilities range from 2017 to 2030. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information. As of April 30, 2017, we have sublet approximately 17,400 square feet of the above space and have identified an additional 89,500 square feet that is being actively marketed for sublease or disposition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. As of April 30, 2017, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by Infor Software Parent LLC.

Dividends

We did not declare or pay any dividends on our common stock in fiscal 2017 or 2016. We may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 17, Dividends, and Note 21, Related Party Transactions—Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Purchases of Equity Securities

There were no purchases of our equity securities during fiscal 2017 or 2016.

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

(in millions)	Year Ended April 30,		11 Months Ended	Year Ended May 31,
Consolidated Statements of Operations Data:	2017	2016(1)	April 30, 2015(2)	2014	2013
Revenues:
Software license fees	$337.8	$373.1	$372.1	$473.3	$470.3
SaaS subscriptions	393.3	242.6	107.1	75.0	47.8

Software license fees and subscriptions	731.1	615.7	479.2	548.3	518.1
Product updates and support fees	1,389.0	1,405.8	1,330.3	1,465.9	1,441.2

Software revenues	2,120.1	2,021.5	1,809.5	2,014.2	1,959.3
Consulting services and other fees	735.7	670.1	629.4	747.6	758.7

Total revenues	2,855.8	2,691.6	2,438.9	2,761.8	2,718.0

Operating expenses:
Cost of software license fees(3)	63.1	70.3	62.6	75.5	73.3
Cost of SaaS subscriptions(3)	174.5	100.0	47.1	24.3	13.1
Cost of product updates and support fees(3)	242.0	248.9	238.2	261.9	254.2
Cost of consulting services and other fees(3)	590.5	563.2	507.2	593.2	588.5
Sales and marketing	499.1	433.5	412.9	457.1	460.2
Research and development	455.8	421.6	369.8	391.8	351.9
General and administrative	237.0	193.3	177.9	192.8	210.4
Amortization of intangible assets and depreciation	232.7	243.9	222.9	264.3	275.7
Restructuring	39.5	28.0	5.7	18.6	10.2
Acquisition-related and other costs	215.2	17.1	1.4	27.6	15.0

Total operating expenses	2,749.4	2,319.8	2,045.7	2,307.1	2,252.5

Income from operations	106.4	371.8	393.2	454.7	465.5
Total other expense, net	326.4	387.4	425.7	320.4	519.1

Income (loss) before income tax	(220.0)	(15.6)	(32.5)	134.3	(53.6)
Income tax provision (benefit)	(33.8)	(48.8)	(52.2)	12.6	22.6

Net income (loss)	(186.2)	33.2	19.7	121.7	(76.2)
Net income (loss) attributable to noncontrolling interests	0.6	(2.0)	—	—	—

Net income (loss) attributable to Infor, Inc.	$(186.8)	$35.2	$19.7	$121.7	$(76.2)

(1)	On September 18, 2015, we completed our acquisition of GT Nexus. Fiscal 2016 includes GT Nexus results for the period from September 18, 2015 through April 30, 2016.
(2)	Reflects the 11-month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. See Note 1, Nature of Business and Basis of Presentation – Fiscal Year, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. All other periods presented include twelve months with fiscal 2014 and 2013 as originally reported.
(3)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

	April 30,			May 31,
(in millions)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$305.8	$705.7	$526.7	$575.3	$421.9
Working capital deficit	(665.8)	(248.3)	(249.0)	(327.0)	(441.0)
Total assets	6,592.5	6,966.2	6,025.9	6,635.8	6,445.4
Total debt, including current maturities(1)	5,650.9	5,710.0	5,226.8	5,250.1	5,187.3
Total stockholders’ deficit	(994.3)	(778.7)	(819.4)	(481.1)	(572.8)
Other Financial Information:
Capital expenditures	$(81.2)	$(65.5)	$(35.7)	$(32.5)	$(36.0)
Dividends paid(2)	(171.9)	(35.0)	(65.7)	—	—

(1)	Over the past few fiscal years, in conjunction with certain of our acquisitions and the recapitalization and refinancing of our debt structure in fiscal 2013 through 2017, we have had significant changes to our long-term debt. In particular, we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid then-existing indebtedness, including notes and credit facilities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.
(2)	Reflects dividend distributions to certain of our affiliate companies to voluntarily service interest payments related to debt held by such affiliates. See Note 21, Related Party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have changed our fiscal year end from May 31 to April 30, effective for our fiscal year 2015 and subsequent years. Accordingly, in this Annual Report on Form 10-K, we have reported fiscal 2017 as the period of May 1, 2016 through April 30, 2017, fiscal 2016 as the period of May 1, 2015 through April 30, 2016, and fiscal 2015 as the 11-month transition period from June 1, 2014 through April 30, 2015.

Within this Management’s Discussion and Analysis, fiscal 2017 is compared to fiscal 2016, and fiscal 2016 is compared to our fiscal 2015 11-month transition period as originally reported.

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

We serve customers across three geographic regions—the Americas, EMEA and APAC. We have approximately 15,970 employees worldwide and have offices in 46 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2017, our Americas, EMEA and APAC regions generated approximately 62.8%, 29.0% and 8.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, especially in the EMEA and APAC regions.

Fiscal 2017 Overview

Fiscal 2017 was another year of investment, innovation and growth for Infor as we continued our pivot to the cloud. Our SaaS subscriptions now account for greater than 50% of our new software license fees and subscriptions revenues. We continued to make significant investments in our products to meet the specific needs of customers in targeted microvertical industries, in our user interface to unify and beautify the user experience, and in upgrading our customer base through Infor UpgradeX to Infor CloudSuite. Flexibility, agility, collaboration, mobility and ease of use are our key design principles focused on helping our customers become faster and more efficient.

We now have more than 62 million users accessing Infor cloud applications from more than 100 different countries. We have delivered CloudSuite industry suites for Aerospace & Defense, Automotive, Chemicals, Distribution, Equipment, Fashion, Federal, Food & Beverage, Healthcare, High Tech, Hospitality, Industrial Manufacturing, Industrial Machinery, Public Sector, and Retail. In addition, Infor sells CloudSuites for: Business (with core best-in-class financials and HCM for SMBs), Corporate (with core best-in-class financials and HCM for large enterprises), Clinical, Facilities, and Human Capital Management. Infor now has more than 7,300 cloud customers. As a result of our robust CloudSuite offerings, our SaaS subscriptions revenues continued to experience significant growth in fiscal 2017.

We have completed the roll-out our Infor Xi platform across all of our growth products. Building on our previous release, Infor 10x, Infor Xi delivers a major step in achieving our vision for cloud applications that address specific industry needs with responsive design infused with machine-learning and big data analytics.

In fiscal 2017 we entered into over 15,000 deals and our average deal size continues to grow; we experienced a 31.8% increase in the average size of deals valued at greater than $1 million in fiscal 2017 compared to fiscal 2016. Total revenues increased by 7.8% in fiscal 2017 compared to fiscal 2016, excluding the unfavorable foreign currency impact of 1.6%, as we realized strong growth in our expanded CloudSuite offerings. SaaS subscriptions revenues and consulting services revenues were up across all regions offsetting a decrease in our software license fees revenues, while our product updates and support fees revenues were relatively flat. Our customer retention rate continues to exceed 93%.

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

Fiscal 2017 Acquisitions

In fiscal 2017, we completed five acquisitions.

Ciber

On March 31, 2017, we acquired certain assets of Ciber, Inc. (Ciber) related to Ciber’s business of selling and delivering professional services in connection with Infor’s software products, for $15.0 million (the Ciber Acquisition). Based in Greenwood Village, Colorado, Ciber is a longtime Infor services partner specializing in consulting and services around our HCM and financials products and has been recognized as an Infor Services Partner of the Year on multiple occasions. The Ciber Acquisition will help expand our professional service organization’s capabilities in these key solution areas by adding approximately 180 highly-skilled professionals.

Accentia

On March 13, 2017, we acquired Accentia Middle East (Accentia), a longtime Infor services partner and exclusive reseller and provider of consulting services across the Middle East, North Africa, and India, for $18.0 million, net of cash acquired (the Accentia Acquisition). Based in Cairo, Egypt, Accentia has approximately 80 employees, additional offices in Dubai (UAE), Jeddah (Saudi Arabia), Casablanca (Morocco), Tunis (Tunisia), and Pune (India), and customers in 17 countries across the region. Accentia has significant expertise in the local market and specializes in Infor M3, our comprehensive, centralized ERP solution for medium to large enterprises in the manufacturing, distribution, and equipment industries. The Accentia Acquisition significantly expanded Infor’s presence in the region.

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition enables us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.5 million, net of cash acquired (the Predictix Acquisition), after having acquired a 16.67% equity interest in the third quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape.

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services. The Merit Acquisition brought decades of experience of Infor M3 consulting services that expanded and enhanced Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

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

In addition, in the second quarter of fiscal 2017, we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of approximately $138.0 million.

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

In fiscal 2017 we amended our Credit Agreement to refinance all of our then outstanding term loans under our credit facilities at favorable interest rates and extended the applicable maturity dates.

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

See Liquidity and Capital Resources – Long-Term Debt, below for details of these financing activities.

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. In conjunction with the Predictix Acquisition, certain of the Sponsors made new capital contributions to Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

In addition, in the first quarter of fiscal 2017, we paid dividends to Infor Software Parent, LLC (HoldCo) of $111.5 million and HoldCo made an equity contribution to Infor, Inc. of $67.0 million. See Note 21, Related party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Our results for fiscal 2017, 2016 and 2015 include restructuring charges of $39.5 million, $28.0 million and $5.7 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations across all geographies. Specific actions related to these efforts are reflected in the restructuring charges taken in fiscal 2017 and 2016. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 1.5% and 13.9%, respectively, as compared to the average exchange rates for fiscal 2016. For fiscal 2016, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 9.9% and 5.5%, respectively, as compared to the average exchange rates for fiscal 2015.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the fiscal year ended April 30, 2017 versus the fiscal year ended April 30, 2016, and for the fiscal year ended April 30, 2016 versus the 11-month transition period ended April 30, 2015:

(in millions, except percentages) Fiscal 2017 vs. 2016	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees	$(7.9)	$(27.4)	$(35.3)	(2.2)%	(7.3)%	(9.5)%
SaaS subscriptions	(2.6)	153.3	150.7	(1.1)	63.2	62.1

Software license fees and subscriptions	(10.5)	125.9	115.4	(1.7)	20.4	18.7
Product updates and support fees	(21.8)	5.0	(16.8)	(1.6)	0.4	(1.2)

Software revenues	(32.3)	130.9	98.6	(1.6)	6.5	4.9
Consulting services and other fees	(12.4)	78.0	65.6	(1.8)	11.6	9.8

Total revenues	$(44.7)	$208.9	$164.2	(1.7)%	7.8%	6.1%

Total operating expenses	$(37.8)	$467.4	$429.6	(1.6)%	20.1%	18.5%

(in millions, except percentages) Fiscal 2016 vs. 11 Months Ended April 30, 2015	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
Software license fees	$(17.0)	$18.0	$1.0	(4.5)%	4.8%	0.3%
SaaS subscriptions	(2.4)	137.9	135.5	(2.3)	128.8	126.5

Software license fees and subscriptions	(19.4)	155.9	136.5	(4.0)	32.5	28.5
Product updates and support fees	(63.5)	139.0	75.5	(4.7)	10.4	5.7

Software revenues	(82.9)	294.9	212.0	(4.6)	16.3	11.7
Consulting services and other fees	(41.4)	82.1	40.7	(6.5)	13.0	6.5

Total revenues	$(124.3)	$377.0	$252.7	(5.1)%	15.5%	10.4%

Total operating expenses	$(109.6)	$383.7	$274.1	(5.4)%	18.8%	13.4%

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

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling prices, as described earlier, to the extent possible. We consider TPE by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Consulting Services and Other Fees

We also provide software and SaaS-related consulting services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are usually separately priced per our established VSOE of fair value, are generally not essential to the functionality of our software products, and are also available from third-party vendors and systems integrators. Consulting services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, when we enter into arrangements with a fixed-fee or a maximum-fee basis where services are not considered essential to the functionality of the software, revenue is recognized based upon a proportionate performance method. When we enter into arrangements where services are considered essential to the functionality of the software, revenue is recognized based upon a percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Revenues for consulting services that are bundled with license fees are deferred based on the VSOE of fair value of the bundled services and recognized when the services are performed.

Consulting services and other fees include hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized once the service begins and then ratably over the term of the hosting arrangement.

Consulting services and other fees also include education services and fees related to Inforum, our customer event. Revenues related to these services are recognized when the services are provided or when the fees are received.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a bottom-up approach. The bottom-up approach, also referred to the cost build-up approach, relies on an estimate of the direct costs and any incremental costs (such as overhead) required to fulfill the performance obligation, plus a reasonable profit margin, to estimate fair value. The estimated direct and incremental costs are reflective of those that we would normally incur to fulfill similar obligations and do not include any costs incurred prior to the business combination or that are not needed to fulfill the obligation.

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

Valuation and Assessment of Impairment of Goodwill and Intangible Assets

Our goodwill and intangible assets resulted primarily from our acquisitions. We account for intangible assets and goodwill pursuant to ASC 350, Intangibles—Goodwill and Other. Whenever events or changes in circumstances indicate the carrying amount may not be recoverable we review these assets for impairment or disposal. Events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate in which we operate. In order to perform these reviews, we must first determine our reporting units in accordance with ASC 280, Segment Reporting. ASC 280 requires a public enterprise to report financial and descriptive information about its reportable operating segments, and thus its reporting units. We have determined that we operate as three reporting units: License, Maintenance and Consulting.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. We have adopted the FASB guidance that allows for an initial qualitative analysis to assess potential goodwill impairment prior to performing the goodwill impairment test. Our annual testing for goodwill impairment begins with a qualitative comparison of a reporting unit’s fair value to its carrying value to determine if it is more-likely-than-not (i.e. a likelihood of more than 50 percent) that the fair value is less than the carrying value and thus whether any further impairment tests are necessary. If further impairment testing is necessary, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying amount of the goodwill exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized. The FASB has recently issued updated guidance simplifying how an entity is required to test goodwill for impairment. See Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements—Not Yet Adopted.

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2017, 2016 and 2015 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

The carrying amount of our intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds its estimated fair value and this difference is recognized as an impairment loss. The estimated fair value of these intangible assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the intangible assets. We have not recognized any losses from impairment of our intangible assets during fiscal 2017, 2016 and 2015.

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

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the U.S. As of April 30, 2017, we did not provide for U.S. federal income taxes or foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely with the exception of certain previously taxed earnings under Subpart F which were accrued during the fourth quarter of fiscal 2017 as a result of the Koch Industries investment in Infor.

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

The Company is included in the GGC Software Parent, LLC (formerly GGC Software Parent, Inc.) consolidated federal income tax return. The Company and its subsidiaries provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate company tax return.

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

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency) for the periods indicated. We have presented our results of operations for fiscal 2017 (12 months) compared to fiscal 2016 (12 months), and with the change in our fiscal year, fiscal 2016 (12 months) compared to our fiscal 2015 11-month transition period as originally reported.

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
Revenues:
Software license fees	$337.8	$373.1	$372.1	(9.5)%	(7.3)%	0.3%	4.8%
SaaS subscriptions	393.3	242.6	107.1	62.1	63.2	126.5	128.8

Software license fees and subscriptions	731.1	615.7	479.2	18.7	20.4	28.5	32.5
Product updates and support fees	1,389.0	1,405.8	1,330.3	(1.2)	0.4	5.7	10.4

Software revenues	2,120.1	2,021.5	1,809.5	4.9	6.5	11.7	16.3
Consulting services and other fees	735.7	670.1	629.4	9.8	11.6	6.5	13.0

Total revenues	2,855.8	2,691.6	2,438.9	6.1	7.8	10.4	15.5

Operating expenses:
Cost of software license fees	63.1	70.3	62.6	(10.2)	(8.5)	12.3	17.1
Cost of SaaS subscriptions	174.5	100.0	47.1	74.5	75.4	112.3	114.6
Cost of product updates and support fees	242.0	248.9	238.2	(2.8)	(1.2)	4.5	10.0
Cost of consulting services and other fees	590.5	563.2	507.2	4.8	6.6	11.0	18.4
Sales and marketing	499.1	433.5	412.9	15.1	16.8	5.0	9.3
Research and development	455.8	421.6	369.8	8.1	9.5	14.0	18.0
General and administrative	237.0	193.3	177.9	22.6	25.8	8.7	16.0
Amortization of intangible assets and depreciation	232.7	243.9	222.9	(4.6)	(3.6)	9.4	13.0
Restructuring costs	39.5	28.0	5.7	41.1	41.4	391.2	414.0
Acquisition-related and other costs	215.2	17.1	1.4	NM	NM	NM	NM

Total operating expenses	2,749.4	2,319.8	2,045.7	18.5	20.1	13.4	18.8

Income from operations	106.4	371.8	393.2	(71.4)	(69.5)	(5.4)	(1.7)

Interest expense, net	317.7	311.5	320.1	2.0	2.0	(2.7)	(2.7)
Loss on extinguishment of debt	4.6	—	172.4	NM	NM	(100.0)	(100.0)
Other (income) expense, net	4.1	75.9	(66.8)	(94.6)	(87.1)	NM	NM

Income (loss) before income tax	(220.0)	(15.6)	(32.5)	NM	NM	(52.0)	(88.6)
Income tax provision (benefit)	(33.8)	(48.8)	(52.2)	(30.7)	(35.5)	(6.5)	(10.7)

Net income (loss)	(186.2)	33.2	19.7	NM	NM	68.5	117.8
Net income (loss) attributable to noncontrolling interests	0.6	(2.0)	—	NM	NM	NM	NM

Net income (loss) attributable to Infor, Inc.	$(186.8)	$35.2	$19.7	NM %	NM %	78.7%	127.9%

*	NM Percentage not meaningful

The discussion that follows relates to our results of operations for:

•	The comparable fiscal years ended April 30, 2017 and 2016, and

•	Fiscal 2016 (the 12-month period of May 1, 2015 through April 30, 2016) compared to fiscal 2015 (the 11-month transition period, as originally reported, of June 1, 2014 through April 30, 2015).

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

Revenues

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
Revenues:
Software license fees	$337.8	$373.1	$372.1	(9.5)%	(7.3)%	0.3%	4.8%
SaaS subscriptions	393.3	242.6	107.1	62.1	63.2	126.5	128.8

Software license fees and subscriptions	731.1	615.7	479.2	18.7	20.4	28.5	32.5
Product updates and support fees	1,389.0	1,405.8	1,330.3	(1.2)	0.4	5.7	10.4

Software revenues	2,120.1	2,021.5	1,809.5	4.9	6.5	11.7	16.3
Consulting services and other fees	735.7	670.1	629.4	9.8	11.6	6.5	13.0

Total revenues	$2,855.8	$2,691.6	$2,438.9	6.1%	7.8%	10.4%	15.5%

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

Total revenues increased 7.8% in fiscal 2017 compared to fiscal 2016, excluding the unfavorable foreign currency impact of 1.7%. On a constant currency basis, we realized growth across all our geographic regions. We experienced significant growth in our SaaS subscriptions revenues, which increased 63.2%, as we continued to expand our CloudSuite offerings and shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 7.3%. Our product updates and support fees were relatively flat, up 0.4%, while our consulting services and other fees revenues were up 11.6%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

Total revenues increased by 15.5% in fiscal 2016 compared to fiscal 2015, excluding the unfavorable foreign currency impact of 5.1%. On a constant currency basis, revenues in each category increased including a 32.5% increase in our software license fees and subscriptions, primarily our SaaS revenues as we expanded our CloudSuite offerings and shifted our license mix to SaaS subscriptions, a 10.4% increase in our product updates and support fees, as well as a 13.0% increase in our consulting services and other fees revenues. The increase in total revenues also reflected the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016. On a constant currency basis, the May 2015 impact on total revenues was an increase of 9.1 points and the other 11 months of fiscal 2016 resulted in an increase of 6.4 points.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In fiscal 2017, software license fees revenues decreased by 7.3% compared to fiscal 2016, excluding the unfavorable foreign currency impact of 2.2%. At constant currency, the decrease in perpetual license fees revenues was primarily due to a decrease in our Americas regions, which accounted for a decrease of 7.3 points, as well as a 0.3 point decrease related to our EMEA region. These decreases were somewhat offset by a 0.3 point increase related to our APAC region. We continued to see a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacted license fees revenues for the year. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

Fiscal 2016 software license fees revenues increased by 4.8% compared to fiscal 2015, excluding the unfavorable foreign currency impact of 4.5%. At constant currency, we recorded an increase in perpetual license fees revenues in the Americas and EMEA regions, more than offsetting a decrease in our APAC region. This increase was primarily due to the change in our fiscal year end. May 2015 software license fees accounted for approximately 6.5 points of the year-to-date increase while the remaining 11 months’ software license fees resulted in a decrease of 1.7 points.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In fiscal 2017, SaaS subscriptions revenues increased by 63.2% compared to fiscal 2016, excluding the unfavorable foreign currency impact of 1.1%. We continued to see strong demand for our expanding CloudSuite portfolio and other subscription offerings and a further shift of our license mix to SaaS subscriptions. At constant currency, we reported higher SaaS revenues across all geographic regions, especially in the Americas, which accounted for an increase of approximately 45.5 points. In addition, our EMEA and APAC regions contributed increases of approximately 9.6 points and 8.1 points, respectively. The increase in fiscal 2017 SaaS revenues also reflects the inclusion of the results of operations of GT Nexus since the acquisition in the second quarter of fiscal 2016, which accounted for 26.7 points of the increase. The increase in SaaS revenues also reflects the inclusion of the results of operations of our other recent acquisitions.

In fiscal 2016, SaaS subscriptions revenues increased by 128.8% compared to fiscal 2015, excluding the unfavorable foreign currency impact of 2.3%. At constant currency, we reported higher SaaS revenues across all geographic regions, especially in the Americas. The increase in subscriptions revenues in fiscal 2016 also reflects the inclusion of the results of GT Nexus, acquired in the second quarter of fiscal 2016, with no related amounts in the corresponding prior period. GT Nexus contributed 62.4 points of the increase. The impact of May 2015 SaaS revenues was an increase of approximately 12.1 points.

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

In fiscal 2017, product updates and support fees increased by 0.4%, compared to fiscal 2016, excluding the unfavorable foreign currency impact of 1.6%. At constant currency, we experienced modest growth in our product updates and support fees in our EMEA and APAC regions, which more than offset a slight decrease in the Americas. The net increase was primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases, offsetting customer attrition and the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support. We continue to experience maintenance retention rates of over 93.0% in fiscal 2017.

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

Consulting services and other fees increased by 11.6%, excluding the unfavorable foreign currency impact of 1.8%, in fiscal 2017 compared to fiscal 2016. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 10.6 points compared to last year. This increase was experienced across all geographic regions; EMEA accounted for an increase of 6.4 points, Americas 3.5 points, and APAC 0.7 points. In addition, other fees revenues accounted for a 1.0 point increase, primarily in our Americas region due to the inclusion of revenues related to Inforum, our customer event held in July 2016, with no similar amounts in the corresponding prior period. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.6 points of the increase.

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

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements (including SaaS), maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,051.0 million and $973.9 million at April 30, 2017 and 2016, respectively.

The following table sets forth the components of deferred revenue:

	April 30,
(in millions)	2017	2016
Software license fees	$10.8	$10.6
SaaS subscriptions	237.7	141.9

Software license fees and subscriptions	248.5	152.5
Product updates and support fees	741.1	757.8
Consulting services and other fees	61.4	63.6

Total deferred revenue	1,051.0	973.9
Less: current portion	1,016.5	936.7

Deferred revenue—non-current	$34.5	$37.2

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

Operating Expenses

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
Operating expenses:
Cost of software license fees	$63.1	$70.3	$62.6	(10.2)%	(8.5)%	12.3%	17.1%
Cost of SaaS subscriptions	174.5	100.0	47.1	74.5	75.4	112.3	114.6
Cost of product updates and support fees	242.0	248.9	238.2	(2.8)	(1.2)	4.5	10.0
Cost of consulting services and other fees	590.5	563.2	507.2	4.8	6.6	11.0	18.4
Sales and marketing	499.1	433.5	412.9	15.1	16.8	5.0	9.3
Research and development	455.8	421.6	369.8	8.1	9.5	14.0	18.0
General and administrative	237.0	193.3	177.9	22.6	25.8	8.7	16.0
Amortization of intangible assets and depreciation	232.7	243.9	222.9	(4.6)	(3.6)	9.4	13.0
Restructuring costs	39.5	28.0	5.7	41.1	41.4	391.2	414.0
Acquisition-related and other costs	215.2	17.1	1.4	NM	NM	NM	NM

Total operating expenses	$2,749.4	$2,319.8	$2,045.7	18.5%	20.1%	13.4%	18.8%

*	NM Percentage not meaningful

Cost of Software License Fees. Cost of software license fees reflects costs related to the sale of our perpetual software licenses including royalties to third parties, channel partner commissions and other software delivery expenses, and applicable overhead costs. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also sell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees is generally higher, as a percentage of revenues, when we sell products of third-party vendors. As a result, software license fees gross margins will vary depending on the proportion of third-party product sales and/or sales through our business partner channel in our revenue mix.

Cost of software license fees decreased by 8.5%, excluding the favorable foreign currency impact of 1.7%, in fiscal 2017 compared to fiscal 2016. At constant currency, this decrease was primarily due to an 11.1 point decrease related to lower third-party royalties, in-line with lower software license fees revenues in fiscal 2017 compared to last year. This decrease was somewhat offset by a 2.1 point increase related to higher channel partner commissions due to the mix of license fees revenues and a 0.5 point increase related to higher other costs.

Cost of software license fees for fiscal 2016 increased by 17.1%, excluding the favorable foreign currency impact of 4.8%, compared to fiscal 2015. At constant currency, this increase was primarily due to an 11.1 point increase related to higher third-party royalties, a 4.7 point increase related to higher channel partner commissions, and a 1.3 point increase in other costs. The impact of May 2015 on cost of software license fees was an increase of approximately 3.8 points.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 75.4%, excluding the favorable foreign currency impact of 0.9%, in fiscal 2017 compared to fiscal 2016. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in fiscal 2017, including a 34.4 point increase related to higher hosting costs, an increase of 25.4 points due to higher employee-related and overhead costs, primarily as a result of 43.5% higher SaaS headcount in fiscal 2017 compared to fiscal 2016, and an increase of 15.6 points related to higher other costs of providing our SaaS subscriptions.

For fiscal 2016, cost of SaaS subscriptions increased by 114.6%, excluding the favorable foreign currency impact of 2.3%, compared to fiscal 2015, in-line with higher year-to-date SaaS subscriptions revenues. The impact of May 2015 on cost of SaaS subscriptions was an increase of approximately 9.9 points.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 1.2%, excluding the favorable foreign currency impact of 1.6%, in fiscal 2017 compared to fiscal 2016. At constant currency, the decrease was primarily due to a 1.9 point decrease in employee-related support and overhead costs, and a 1.5 point decrease related to lower third-party royalties. These decreases were somewhat offset by a 1.2 point increase related to higher share-based compensation, a 0.7 point increase related to higher channel partner commissions and a 0.3 point increase related to higher professional fees and other support costs.

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

Cost of Consulting Services and Other Fees. Cost of consulting services and other fees includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing our customers systems implementation and integration services, consulting, custom modification, hosting services, application managed services, share-based compensation expense, and education and training services. Cost of consulting services and other fees also includes costs associated with our hardware business.

Cost of consulting services and other fees increased by 6.6%, excluding the favorable foreign currency impact of 1.7%, in fiscal 2017 compared to fiscal 2016. At constant currency, cost of consulting services increased 8.6 points due to higher employee-related and overhead costs, primarily as a result of 15.8% higher headcount in our professional services organizations in fiscal 2017 compared to fiscal 2016. The increase in our professional services headcount includes the employees of our recent acquisitions. In addition, higher share-based compensation accounted for a 0.7 point increase. These increases were somewhat offset by a 2.0 point decrease due to lower billable contractor costs and a 0.7 point decrease related to lower professional fees and other costs.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing functions, share-based compensation expense, and the costs of Inforum, our customer event.

For fiscal 2017, sales and marketing expenses increased by 16.8%, excluding the favorable foreign currency impact of 1.6%, compared to fiscal 2016. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 8.5 points in higher employee-related sales and overhead costs due to 4.3% higher headcount in our sales organization in fiscal 2017 compared to fiscal 2016, a 7.1 point increase related to higher share-based compensation triggered as a result of Koch Industries’ investment in Infor, and a 1.3 point increase due to higher marketing program costs, including the costs of Inforum held in the first quarter of this year. These increases were somewhat offset by a 0.1 point decrease due to lower other sales costs.

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

Research and development expenses increased 9.5%, excluding the favorable foreign currency impact of 1.4%, in fiscal 2017 compared to fiscal 2016. On a constant currency basis, the increase in research and development expenses was primarily due to a 12.9 point increase in employee-related sales and overhead costs due to 9.6% higher headcount in our development organization in fiscal 2017 compared to fiscal 2016, and a 1.0 point increase related to higher professional fees. These increases were somewhat offset by a 4.1 point decrease related to higher capitalization of software development costs in fiscal 2017 compared to fiscal 2016 and 0.3 points related to a decrease in other development costs.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, and share-based compensation expense.

For fiscal 2017, general and administrative expenses increased by 25.8%, excluding the favorable foreign currency impact of 3.2%, compared to fiscal 2016. On a constant currency basis, general and administrative expenses increased approximately 15.4 points due to higher share-based compensation triggered as a result of Koch Industries’ investment in Infor , a 5.7 point increase in employee-related costs due to 5.8% higher general and administrative headcount in fiscal 2017 compared to fiscal 2016, a 3.5 point increase primarily related to higher corporate technology costs, and a net increase of 1.2 points in other general and administrative expenses.

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

Fiscal 2017 amortization of intangible assets and depreciation decreased by 3.6%, excluding the favorable impact of foreign currency of 1.0%, compared to fiscal 2016. The decrease resulted primarily from lower amortization and depreciation related to certain of our assets being fully amortized or depreciated in fiscal 2016 with no corresponding expense recorded in fiscal 2017. The decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

In fiscal 2017, we incurred restructuring charges of $39.5 million compared to $28.0 million in fiscal 2016 and $5.7 million in fiscal 2015. The restructuring charges recorded in fiscal 2017 included approximately $35.6 million related to employee severance costs and $3.9 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our EMEA and Americas regions affecting all functional areas. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region. The restructuring charges recorded in fiscal 2016 were related to employee severance costs for personnel in all functions and across all geographies as well as charges related to exiting or consolidating space in certain leased facilities. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations. These efforts resulted in the charges taken in fiscal 2016. The restructuring charges recorded in fiscal 2015 were related to employee severance costs for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region.

Acquisition-Related and Other Costs. Acquisition-related and other costs include transaction and integration costs related to our acquisitions, including professional services fees, certain employee costs related to transitional and certain other employees, as well as changes to the estimated fair value of contingent consideration liabilities related to our acquisitions. Acquisition-related and other costs also include certain costs incurred in financing our acquisitions, reorganizing our operations, and other debt and equity financing activities.

Fiscal 2017 acquisition-related and other costs of $215.2 million increased by approximately $198.1 million compared to $17.1 million in fiscal 2016. For fiscal 2017, acquisition-related and other costs included $192.3 million related to the Koch Equity Development, LLC investment in Infor. See Note 13, Common Stock, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. These costs include transaction related bonuses, Sponsor transaction fees, advisory, legal, and other professional fees. Fiscal 2017 acquisition-related and other costs also included $7.9 million for costs related to our recent acquisitions, $7.6 million in costs related to the refinancing of the outstanding balances of our first lien term loans under our Credit Agreement, $6.9 million in adjustments to the estimated fair value of our contingent consideration liabilities related to certain of our recent acquisitions, and $0.5 million in costs related to other debt and financing activities.

Fiscal 2016 acquisition-related and other costs of $17.1 million increased by approximately $15.7 million compared to $1.4 million in fiscal 2015. For fiscal 2016, acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015, adjustments to the estimated fair value of our contingent consideration liability related to previous acquisitions, costs related to our investment in Predictix, as well as costs of the Registration Statement on Form S-4 that we filed with the SEC (Form S-4) related to the Exchange Offer (as defined below). See Liquidity and Capital Resources – Long-Term Debt, below.

Non-Operating Income and Expenses

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
Interest expense, net	$317.7	$311.5	$320.1	2.0%	2.0%	(2.7)%	(2.7)%
Loss on extinguishment of debt	4.6	—	172.4	NM	NM	(100.0)	(100.0)
Other (income) expense, net	4.1	75.9	(66.8)	(94.6)	(87.1)	NM	NM

Total non-operating expenses	$326.4	$387.4	$425.7	(15.7)%	(14.3)%	(9.0)%	(8.3)%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Fiscal 2017 interest expense, net of $317.7 million increased by $6.2 million, or 2.0%, compared to $311.5 million in fiscal 2016. The increase in our interest expense was primarily due to $8.4 million in higher interest expense related to the issuance of our Senior Secured Notes in the third quarter of fiscal 2016, which was somewhat offset by $3.2 million in lower interest expense related to the term loans under our Credit Agreement, which we refinanced in the fourth quarter of fiscal 2017 at more favorable interest rates. In addition, other interest expense, net increased $0.7 million and the amortization of deferred financing fees and net debt discounts increased $0.2 million in fiscal 2017 compared to last year.

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

In fiscal 2017, we recorded a loss on extinguishment of debt of $4.6 million related to the refinancing of the outstanding balances of our first lien term loans in the fourth quarter of fiscal 2017. This amount includes $3.2 million related to the net book value of deferred financing fees and $1.4 million in debt discounts written off.

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

Fiscal 2017 other (income) expense, net was net expense of $4.1 million compared to net expense of $75.9 million in fiscal 2016 and net income of $66.8 million in fiscal 2015. These changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates primarily related to the Euro and British Pound. In fiscal 2016, the May 2015 impact on other (income) expense was a favorable $19.4 million and the other 11 months of fiscal 2016 was an unfavorable $162.0 million, for a net unfavorable impact of $142.7 million.

Income Tax Provision (Benefit)

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
Income tax provision (benefit)	$(33.8)	$(48.8)	$(52.2)	(30.7)%	(35.5)%	(6.5)%	(10.7)%
Effective income tax rate	15.4%	312.8%	160.6%

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

For fiscal 2017, we recorded income tax benefit of $33.8 million, resulting in an effective tax rate of 15.4%. The change in our effective tax rate for fiscal 2017 compared to fiscal 2016 was driven by the requirement to establish a valuation allowance for the deferred tax assets of the Company’s U.S. operations, a reduction in the amount of unrecognized tax benefits, an increase in non-deductible stock compensation, a reduction of U.S. Federal and State research and development tax credit benefits recognized during Fiscal 2017, and a shift in the proportion of U.S. tax losses not subject to income tax benefit relative to the increase in foreign earnings subject to lower foreign taxes.

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

During the past few years, we have executed multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower backoffice costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal 2017, 2016 and 2015. Most recently, in fiscal 2017, legal entity organizational restructuring actions resulted in the release of approximately $17.5 million of valuation allowance in Sweden. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. During fiscal 2016, we completed certain tax planning strategies in the Netherlands which resulted in the release of a $51.5 million valuation allowance relating to certain net operating losses and deferred tax assets. We continue to examine various tax structuring alternatives that may be executed during fiscal 2018, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation allowance releases.

Infor is included in the GGC Software Parent, LLC consolidated federal income tax return. The Company and its subsidiaries provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, LLC and Infor Software Parent LLC have entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2017, 2016 and fiscal 2015, we made cash payments of $9.1 million, $16.0 million and $11.7 million, respectively, to GGC Software Parent, LLC under the terms of the Tax Allocation Agreement.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures, including non-GAAP revenues, earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA as defined in the indentures that govern our senior notes, and Adjusted EBITDA margin. We believe our presentation of these non-GAAP financial measures provide meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets and to serve as a measurement for incentive compensation awards. In addition, Adjusted EBITDA is a key measurement of our operating performance as per the financial covenants in our debt agreements. These measures are a useful tool for investors because presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that these non-GAAP measures are useful to users because they provide supplemental information that research analysts, investment bankers and lenders frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain of these non-GAAP disclosures are required by our lenders in our reporting to them.

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

Non-GAAP Revenues

The following table presents the reconciliation of our non-GAAP revenues to our GAAP revenues as reported for the periods indicated:

				Fiscal 2017 vs. 2016		Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended		Constant		Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual	Currency	Actual	Currency
GAAP revenues	$2,855.8	$2,691.6	$2,438.9	6.1%	7.8%	10.4%	15.5%
Non-GAAP revenue adjustments— purchase accounting impact:
Software license fees	—	—	0.3
SaaS subscriptions	2.1	11.4	0.4
Product updates and support fees	0.8	0.5	3.5
Consulting services and other fees	0.1	0.1	0.3

Total non-GAAP revenue adjustments	3.0	12.0	4.5

Non-GAAP revenues	$2,858.8	$2,703.6	$2,443.4	5.7%	7.4%	10.6%	15.7%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

				Fiscal 2017 vs. 2016				Fiscal 2016 vs. 11 Months Ended April 30, 2015
	Year Ended April 30,		11 Months Ended			Constant			Constant
(in millions, except percentages)	2017	2016	April 30, 2015	Actual		Currency		Actual	Currency
GAAP net income (loss) attributable to Infor, Inc.	$(186.8)	$35.2	$19.7	NM	%	NM	%	78.7%	127.9%
Interest expense, net(1)	318.9	312.8	321.2
Income tax provision (benefit)(2)	(28.5)	(48.8)	(52.2)
Amortization of intangible assets and depreciation	232.7	243.9	222.9
Purchase accounting impact revenues/costs, net	3.0	12.0	4.5
Share-based compensation	86.7	19.7	15.5
Acquisition-related and other costs(3)	215.2	17.1	1.4
Restructuring costs	39.5	28.0	5.7
Foreign currency (gain) loss	4.0	76.1	(66.7)
Loss on extinguishment of debt	4.6	—	172.4
Other(4)	75.7	54.2	21.3

Adjusted EBITDA	$765.0	$750.2	$665.7	2.0%		3.3%		12.7%	16.3%

Adjusted EBITDA margin (5)	26.8%	27.7%	27.2%

*	NM Percentage not meaningful
(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision (benefit) plus certain other taxes as defined by our debt agreements.
(3)	The increase in the acquisition-related and other costs addback was primarily due to costs related to the Koch Equity Development investment in Infor.
(4)	Includes anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.
(5)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

The non-GAAP adjustments we make to our reported GAAP net income (loss) attributable to Infor to get to Adjusted EBITDA include certain non-operating expenses and non-cash charges that are allowed to be added back under the provisions of our debt agreements. These adjustments eliminate the impact of items that we do not consider indicative of our core operating performance or that may vary from period to period without any correlation to the results of our core operations. We believe the presentation of Adjusted EBITDA provides investors and other external users a supplemental measure of our performance and a helpful alternative view of our operations. In addition, the reporting of Adjusted EBITDA is a requirement of our debt agreements.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended April 30,		11 Months Ended		Fiscal 2016 vs. 11 Months Ended
(in millions, except percentages)	2017	2016	April 30, 2015	Fiscal 2017 vs. 2016	April 30, 2015
Cash provided by (used in):
Operating activities	$137.8	$432.3	$208.2	(68.1)%	107.6%
Investing activities	(287.4)	(641.4)	(48.7)	(55.2)	NM
Financing activities	(240.3)	389.3	(158.2)	NM	NM
Effect of exchange rate changes on cash and cash equivalents	(10.0)	(1.2)	(49.9)	733.3	(97.6)

Net change in cash and cash equivalents	$(399.9)	$179.0	$(48.6)	NM %	NM %

*	NM Percentage not meaningful

Capital Resources

	April 30,			April 30, 2017 vs. 2016	April 30, 2016 vs. 2015
(in millions, except percentages)	2017	2016	2015
Working capital deficit	$(665.8)	$(248.3)	$(249.0)	168.1%	(0.3)%
Cash and cash equivalents	$305.8	$705.7	$526.7	(56.7)%	34.0%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS software subscriptions, new perpetual software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. During fiscal 2017, 2016 and 2015 we have undertaken significant investing and financing activities related to our acquisitions and the refinancing of our long-term debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In fiscal 2017, we completed five acquisitions, paying a total of approximately $203.6 million in cash. In addition, we paid $138.0 million in fiscal 2017 to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus. In fiscal 2016, we completed one acquisition for a purchase price of $549.9 million, net of cash acquired. In fiscal 2015, we completed one acquisition for a purchase price of $30.1 million, net of cash acquired. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2018 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2017, was $137.8 million. Our net income (loss) adjusted for non-cash items provided $151.7 million in cash due to strong cash flows from operations, which more than offset the significant costs we recorded in conjunction with the Koch Industries investment in Infor, and changes in operating assets and liabilities used cash of $13.9 million. The uses of cash were from a $56.6 million increase in accounts receivable, net primarily from an increase in accounts receivable related to SaaS subscriptions and from $36.2 million in income tax receivable/payable, net. These uses of cash were partially offset primarily by a $74.2 million increase in deferred revenue, primarily due to increased deferred SaaS revenues.

Net cash provided by operating activities for fiscal 2016 was $432.3 million. Our net income adjusted for non-cash items provided $316.0 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities provided cash of $116.3 million. The operating assets and liabilities sources of cash related primarily to a $107.5 million increase in accounts payable, accrued expenses and other liabilities, primarily due to an increase in accrued interest due to the timing of debt payments and an increase in accounts payable, and a $58.6 million increase in deferred revenue, primarily due to increased deferred SaaS revenue. The sources of cash were partially offset by a $38.2 million increase in prepaid expenses and other assets, primarily due to the timing of certain of our significant service agreements, and a $32.3 million increase in accounts receivable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $287.4 million in fiscal 2017. The primary uses of cash were $203.6 million net cash used for our fiscal 2017 acquisitions, and $81.2 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $240.3 million in fiscal 2017. The primary uses of cash were $3,272.1 million in debt repayments including the outstanding balances of our first lien term loans, $171.9 million in dividend payments to certain of our affiliate companies and $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus. These uses of cash were offset by $3,214.6 million in proceeds from the issuance of debt related to the refinancing of our first lien term loans, and by $145.0 million in additional cash proceeds from equity transactions from our Sponsors and our parent holding company.

Net cash provided by financing activities was $389.3 million in fiscal 2016. The source of cash was $495.0 million in proceeds from the issuance of debt in connection with the GT Nexus Acquisition. This was partially offset by uses of cash, primarily $35.0 million in dividend payments, $34.2 million in debt repayments, and $16.5 million in deferred financing fees related to the issuance of our Senior Secured Notes.

Net cash used in financing activities was $158.2 million in fiscal 2015. The primary uses of cash were $1,932.5 million in debt repayments, including the outstanding balances of our senior notes in April 2015, $168.7 million in fees paid relating to our refinancing transactions during the fiscal year including approximately $137.7 million in early redemption premiums and other fees related to the repayment of our existing senior notes and $31.0 million that we capitalized as deferred financing fees related to the issuance of our new senior notes, and $65.7 million for dividends paid. These uses of cash were mostly offset by $2,019.7 million in proceeds from the issuance of debt related to the refinancing of our senior notes in April 2015.

Effect of Exchange Rate Changes

In fiscal 2017, changes in foreign currency exchange rates resulted in a $10.0 million decrease in our cash and cash equivalents. In fiscal 2016, changes in foreign currency exchange rates resulted in a $1.2 million decrease in our cash and cash equivalents. Foreign currency exchange rate changes decreased our cash and cash equivalents by $49.9 million in fiscal 2015.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $655.8 million at April 30, 2017, compared to $248.3 million at April 30, 2016. At April 30, 2017, our cash decreased by $399.9 million compared to the balance at April 30, 2016. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2017, the most significant changes in our current assets, other than cash, was an increase of $54.7 million in accounts receivable, net. During fiscal 2017 the most significant changes in our current liabilities included a $79.8 million increase in deferred revenue, primarily in deferred SaaS revenue, an increase in accrued expenses of $45.3 million, primarily due to an increase in accrued professional fees, and a $23.9 million decrease in the current portion of our long-term debt.

Cash and Cash Equivalents

As of April 30, 2017, we had $305.8 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of April 30, 2017, $89.0 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $216.8 million of our unrestricted cash and cash equivalents were held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2017			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount(1)	Rate	Amount	Amount(1)	Rate
First lien Term B-6 due February 1, 2022	$2,147.1	$2,084.9	3.90%	$—	$—	—%
First lien Euro Term B-1 due February 1, 2022	1,089.7	1,082.8	3.75%	—	—	—%
First lien Term B-3 due June 3, 2020	—	—	—%	461.8	458.1	3.75%
First lien Term B-5 due June 3, 2020	—	—	—%	2,447.5	2,373.2	3.75%
First lien Euro Term B due June 3, 2020	—	—	—%	386.2	382.0	4.00%
5.75% first lien senior secured notes due August 15, 2020	500.0	485.0	5.75%	500.0	481.1	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.1	6.50%	1,630.0	1,619.7	6.50%
5.75% senior notes due May 15, 2022	381.4	377.1	5.75%	401.0	395.9	5.75%
Deferred financing fees, debt discounts and premiums, net	(97.3)	—		(116.5)	—

Total long-term debt	5,650.9	5,650.9		5,710.0	5,710.0
Less: current portion	(32.4)	(32.4)		(56.3)	(56.3)

Total long-term debt—non-current	$5,618.5	$5,618.5		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2017, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,236.8 million as of April 30, 2017, including the Tranche B-6 Term Loan of $2,147.1 million and the Euro Tranche B-1 Term Loan of €1,000.0 million ($1,089.7 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2017, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2017, $10.4 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $109.6 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2017:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan will at no time be less than 1.00% per annum. The Adjusted LIBOR margin is 2.75% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-6 Term Loan will at no time be less than 2.00% per annum. The ABR margin is 1.75% per annum.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of our assets and the assets of the Guarantors. Under the provisions of the Credit Agreement, we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter under certain circumstances. This financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter.

Refinancing Amendments

On February 6, 2017, we entered into the Eighth Amendment to the Credit Agreement (as amended). The Eighth Amendment provided for the refinancing of all of the outstanding balances of our first lien term loans, including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million Tranche B-6 Term Loan and a new €1,000.0 million Euro Tranche B-1 Term Loan.

Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. There was no change in the effective rate related to the Tranche B-6 Term Loan as compared to the Tranche B-3 Term Loan and the Tranche B-5 Term Loan. Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%. This was a reduction in our effective rate related to the Euro Tranche B-1Term Loan as compared to the Euro Tranche B Term Loan, which was based on an Adjusted LIBOR rate plus a margin of 3.00% per annum, with an Adjusted LIBOR floor of 1.00% per annum. Both the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan mature on February 1, 2022, which was an extension of approximately 20 months compared to the original maturity dates of the Tranche B-3 Term Loan, the Tranche B-5 Term Loan, and the Euro Tranche B Term Loan. The Eighth Amendment also amended the Credit Agreement to, among other things, revise the definition of adjusted EBITDA to include the changes in deferred revenue related to our SaaS subscriptions.

Proceeds from the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan were used to refinance the outstanding principal of all of our first lien term loans, together with accrued and unpaid interest and applicable fees.

On August 15, 2016, we entered into the Seventh Amendment to the Credit Agreement (as amended). The Seventh Amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

On April 22, 2014, we entered into the Sixth Amendment to the Credit Agreement (as amended) to reflect the change in our fiscal year end from May 31 to April 30 effective June 1, 2014. No other changes were made to the terms of the Credit Agreement or the related credit facilities.

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

Infor 9 3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes were to mature on April 1, 2019, and bore interest at the applicable rates per annum payable semi-annually in cash in arrears, on April 1 and October 1 each year. The outstanding balances of our 9 3/8% and 10.0% Senior Notes, including applicable call premiums of $71.4 million and $20.1 million, respectively, were repaid on April 1, 2015, with the proceeds from the issuance of our 6.5% and 5.75% Senior Notes.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes were to mature on July 15, 2018 and bore interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15 each year. The outstanding balance of our 11.5% Senior Notes, including applicable call premium of $43.2 million, was repaid on April 23, 2015, with the proceeds from the issuance of our additional 6.5% Senior Notes.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.75% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.00% plus accrued interest. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

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

During fiscal 2017, we entered into supplemental indentures to the indentures governing the Senior Notes and the Senior Secured Notes to add Starmount and GT Nexus as guarantors of each of such notes.

Unrestricted Subsidiary

As required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our “Unrestricted Subsidiaries”, as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

As of April 30, 2017, our remaining Unrestricted Subsidiary was LogicBlox.

The financial position and results of operations of LogicBlox are included in our Consolidated Financial Statements. LogicBlox’ financial position as of Aril 30, 2017 and its results of operations for fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended April 30, 2017. LogicBlox held assets totaling $8.1 million, primarily intangible assets and goodwill, as of April 30, 2017. For fiscal 2017, LogicBlox recorded revenues of $0.9 million and a loss from operations of $6.1 million. In addition, its Adjusted EBITDA for the fiscal 2017 was a loss of $4.9 million, as calculated based on the provisions of the Credit Agreement.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. See Note 12, Debt – Affiliate Company Borrowings, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Restricted Cash

We had approximately $13.3 million of restricted cash as of April 30, 2017, of which approximately $1.1 million and $12.2 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2017, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

		1 Year	1 - 3	3 - 5	More than
(in millions)	Total	or Less	Years	Years	5 Years
Balance sheet contractual obligations:
Total outstanding debt (principal)	$5,748.2	$32.4	$64.8	$3,639.7	$2,011.3
Interest on long-term debt	1,413.4	280.2	564.0	505.3	63.9
Capital leases	10.1	3.0	2.1	5.0	—

Total balance sheet contractual obligations	7,171.7	315.6	630.9	4,150.0	2,075.2

Other contractual obligations:
Operating leases	268.5	55.7	83.0	63.4	66.4
Purchase obligations	366.2	126.8	195.1	44.3	—

Total other contractual obligations	634.7	182.5	278.1	107.7	66.4

Total contractual obligations	$7,806.4	$498.1	$909.0	$4,257.7	$2,141.6

Total contractual obligations at April 30, 2017 were $7,806.4 million. Our purchase obligations represent those commitments greater than $0.1 million annually, including commitments related to providing our CloudSuite and other SaaS subscription offerings, development of our software applications, our Sponsors’ advisory services, sales and marketing programs, information technology requirements, and other commitments. Total unrecognized tax benefits of $150.0 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of April 30, 2017, over the projection period.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.0%, 43.2% and 46.9% of our total revenues for fiscal 2017, 2016 and 2015, respectively. International cost of revenues and operating expenses accounted for 36.7%, 42.1% and 46.3% of our total cost of revenues and operating expenses for fiscal 2017, 2016 and 2015, respectively.

As of April 30, 2017 and 2016, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.6% and 4.3%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.4% and 2.1% as of April 30, 2017 and 2016, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.6% and 0.2% as of April 30, 2017 and 2016, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of April 30, 2017 and 2016, we had $5.7 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at April 30, 2017, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have LIBOR or EURIBOR floors of 1.00%. On April 30, 2017, the three-month LIBOR and EURIBOR rates were 1.17% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the April 30, 2017 rate would lead to an estimated increase of approximately $1.3 million in our total monthly interest expense as such a change would be above the applicable LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 29.2% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We have designated these instruments as cash flow hedges and accounted for them accordingly. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2017, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2017. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Required schedules are included in the notes to the financial statements.

3.	Exhibits.

The Index to Exhibits attached to this report is incorporated by reference herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: June 26, 2017	By:	/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.
Chief Executive Officer
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Samuelson and Gregory M. Giangiordano, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.
Charles E. Phillips, Jr.	Chief Executive Officer and Director (principal executive officer)	June 26, 2017

/s/ KEVIN SAMUELSON
Kevin Samuelson	Chief Financial Officer (principal financial officer)	June 26, 2017

/s/ JAY HOPKINS
Jay Hopkins	Chief Accounting Officer, Senior Vice President and Controller (principal accounting officer)	June 26, 2017

/s/ RISHI CHANDNA
Rishi Chandna	Director	June 26, 2017

/s/ DAVID DOMINIK
David Dominik	Director	June 26, 2017

/s/ STEVEN J. FEILMEIER
Steven J. Feilmeier	Director	June 26, 2017

/s/ C.J. FITZGERALD
C.J. Fitzgerald	Director	June 26, 2017

/s/ MATTHEW FLAMINI
Matthew Flamini	Director	June 26, 2017

/s/ JAMES B. HANNAN
James B. Hannan	Director	June 26, 2017

/s/ DANIEL HASPEL
Daniel Haspel	Director	June 26, 2017

/s/ C. JAMES SCHAPER
C. James Schaper	Director	June 26, 2017

Name	Title	Date

/s/ ANTHONY J. SEMENTELLI
Anthony J. Sementelli	Director	June 26, 2017

/s/ BRETT D. WATSON
Brett D. Watson	Director	June 26, 2017

INDEX TO THE FINANCIAL STATEMENTS – ITEM 15(a) 1-2

Page Number
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets at April 30, 2017 and 2016	65
Consolidated Statements of Operations for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015	66
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015	67
Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015	68
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015	70
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Infor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and redeemable noncontrolling interests and cash flows present fairly, in all material respects, the financial position of Infor, Inc. and its subsidiaries as of April 30, 2017 and April 30, 2016, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2017 and for the eleven months ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Atlanta, GA

June 26, 2017

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	April 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$305.8	$705.7
Accounts receivable, net	446.6	391.9
Prepaid expenses	161.1	151.2
Income tax receivable	24.9	21.4
Other current assets	26.5	22.9
Deferred tax assets	36.3	43.1

Total current assets	1,001.2	1,336.2
Property and equipment, net	161.5	125.0
Intangible assets, net	774.6	896.6
Goodwill	4,488.0	4,398.0
Deferred tax assets	71.8	76.1
Other assets	95.4	134.3

Total assets	$6,592.5	$6,966.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$105.1	$116.8
Income taxes payable	34.0	40.7
Accrued expenses	478.0	432.7
Deferred tax liabilities	1.0	1.3
Deferred revenue	1,016.5	936.7
Current portion of long-term obligations	32.4	56.3

Total current liabilities	1,667.0	1,584.5
Long-term debt, net	5,618.5	5,653.7
Deferred tax liabilities	91.5	127.3
Other long-term liabilities	209.8	239.4

Total liabilities	7,586.8	7,604.9

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	—	140.0
Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at April 30, 2017 and 2016	—	—
Additional paid-in capital	1,215.2	1,135.9
Receivable from stockholders	(59.2)	(36.9)
Accumulated other comprehensive income (loss)	(278.2)	(193.0)
Accumulated deficit	(1,881.6)	(1,694.8)

Total Infor, Inc. stockholders’ deficit	(1,003.8)	(788.8)
Noncontrolling interests	9.5	10.1

Total stockholders’ deficit	(994.3)	(778.7)

Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$6,592.5	$6,966.2

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended April 30,		11 Months Ended
	2017	2016	April 30, 2015
Revenues:
Software license fees	$337.8	$373.1	$372.1
SaaS subscriptions	393.3	242.6	107.1

Software license fees and subscriptions	731.1	615.7	479.2
Product updates and support fees	1,389.0	1,405.8	1,330.3

Software revenues	2,120.1	2,021.5	1,809.5
Consulting services and other fees	735.7	670.1	629.4

Total revenues	2,855.8	2,691.6	2,438.9

Operating expenses:
Cost of software license fees (1)	63.1	70.3	62.6
Cost of SaaS subscriptions (1)	174.5	100.0	47.1
Cost of product updates and support fees (1)	242.0	248.9	238.2
Cost of consulting services and other fees (1)	590.5	563.2	507.2
Sales and marketing	499.1	433.5	412.9
Research and development	455.8	421.6	369.8
General and administrative	237.0	193.3	177.9
Amortization of intangible assets and depreciation	232.7	243.9	222.9
Restructuring costs	39.5	28.0	5.7
Acquisition-related and other costs	215.2	17.1	1.4

Total operating expenses	2,749.4	2,319.8	2,045.7

Income from operations	106.4	371.8	393.2

Other expense, net:
Interest expense, net	317.7	311.5	320.1
Loss on extinguishment of debt	4.6	—	172.4
Other (income) expense, net	4.1	75.9	(66.8)

Total other expense, net	326.4	387.4	425.7

Income (loss) before income tax	(220.0)	(15.6)	(32.5)
Income tax provision (benefit)	(33.8)	(48.8)	(52.2)

Net income (loss)	(186.2)	33.2	19.7
Net income (loss) attributable to noncontrolling interests	0.6	(2.0)	—

Net income (loss) attributable to Infor, Inc.	$(186.8)	$35.2	$19.7

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended April 30,		11 Months Ended
	2017	2016	April 30, 2015
Net income (loss)	$(186.2)	$33.2	$19.7
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(92.4)	43.6	(277.5)
Change in defined benefit plan funding status, net of tax	0.1	0.2	(8.9)
Unrealized gain (loss) on derivative instruments, net of tax	6.7	3.3	(2.9)

Total other comprehensive income (loss)	(85.6)	47.1	(289.3)

Comprehensive income (loss)	(271.8)	80.3	(269.6)

Noncontrolling interests comprehensive income (loss)	0.2	(2.5)	—

Comprehensive income (loss) attributable to Infor, Inc.	$(272.0)	$82.8	$(269.6)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND REDEEMABLE NONCONTROLLING INTETRESTS

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock			Stockholders’	Accumulated Other Comprehensive	Accumulated	Total Infor, Inc. Stockholders’	Noncontrolling	Total Stockholders’	Redeemable Noncontrolling
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit	Interests
Balance, May 31, 2014	1,000	$—	$1,255.2	$(35.3)	$48.7	$(1,749.7)	$(481.1)	$—	$(481.1)	$—
Equity-based compensation expense	—	—	15.5	—	—	—	15.5	—	15.5	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(277.5)	—	(277.5)	—	(277.5)	—
Defined benefit plan funding status, net of tax	—	—	—	—	(8.9)	—	(8.9)	—	(8.9)	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)	—
Dividend paid/accrued	—	—	(82.7)	—	—	—	(82.7)	—	(82.7)	—
Tax sharing arrangement activity, net	—	—	(1.5)	—	—	—	(1.5)	—	(1.5)	—
Net income (loss)	—	—	—	—	—	19.7	19.7	—	19.7	—

Balance, April 30, 2015	1,000	—	1,186.5	(35.3)	(240.6)	(1,730.0)	(819.4)	—	(819.4)	—
Equity-based compensation expense	—	—	19.7	—	—	—	19.7	—	19.7	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	44.1	—	44.1	(0.7)	43.4	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.2	—	0.2	—	0.2	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	3.3	—	3.3	—	3.3	—
Receivable from stockholders	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)	—
Dividend paid/accrued	—	—	(35.5)	—	—	—	(35.5)	—	(35.5)	—
Tax sharing arrangement activity, net	—	—	(17.2)	—	—	—	(17.2)	—	(17.2)	—

Redeemable noncontrolling interests due to business combination	—	—	—	—	—	—	—	—	—	125.0
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	—	(17.6)	—	—	—	(17.6)	—	(17.6)	17.6
Noncontrolling interests acquired	—	—	—	—	—	—	—	10.2	10.2	—
Net income (loss)	—	—	—	—	—	35.2	35.2	0.6	35.8	(2.6)

Balance, April 30, 2016	1,000	—	1,135.9	(36.9)	(193.0)	(1,694.8)	(788.8)	10.1	(778.7)	140.0
Equity-based compensation expense	—	—	77.4	—	—	—	77.4	—	77.4	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(92.0)	—	(92.0)	(0.4)	(92.4)	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.1	—	0.1	—	0.1	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	6.7	—	6.7	—	6.7	—
Dividend paid/accrued	—	—	(154.4)	—	—	—	(154.4)	(1.2)	(155.6)	—
Tax sharing arrangement activity, net	—	—	9.7	(22.3)	—	—	(12.6)	—	(12.6)	—
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	—	1.6	—	—	—	1.6	—	1.6	(1.6)
Equity contribution	—	—	145.0	—	—	—	145.0	—	145.0	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	—	(138.0)
Net income (loss)	—	—	—	—	—	(186.8)	(186.8)	1.0	(185.8)	(0.4)

Balance, April 30, 2017	1,000	$—	$1,215.2	$(59.2)	$(278.2)	$(1,881.6)	$(1,003.8)	$9.5	$(994.3)	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended April 30,		11 Months Ended
	2017	2016	April 30, 2015
Cash flows from operating activities:
Net income (loss)	$(186.2)	$33.2	$19.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	232.7	243.9	222.9
Provision for doubtful accounts, billing adjustments and sales allowances	25.0	21.1	16.0
Deferred income taxes	(40.3)	(107.2)	(79.1)
Non-cash (gain) loss on foreign currency	4.2	76.5	(66.2)
Non-cash interest	26.3	26.1	24.4
Loss on extinguishment of debt	4.6	—	172.4
Equity-based compensation expense	77.4	19.7	15.5
Other	8.0	2.7	(3.0)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	0.6	(38.2)	(21.9)
Accounts receivable, net	(56.6)	(32.3)	29.4
Income tax receivable/payable, net	(36.2)	20.7	(14.0)
Deferred revenue	74.2	58.6	(68.1)
Accounts payable, accrued expenses and other liabilities	4.1	107.5	(39.8)

Net cash provided by operating activities	137.8	432.3	208.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(203.6)	(549.6)	(30.1)
Purchase of other investments	(0.1)	(25.0)	—
Change in restricted cash	(2.5)	(1.3)	17.1
Purchases of property, equipment and software	(81.2)	(65.5)	(35.7)

Net cash used in investing activities	(287.4)	(641.4)	(48.7)

Cash flows from financing activities:
Equity contributions	145.0	—	—
Dividends paid	(171.9)	(35.0)	(65.7)
Distributions under tax sharing arrangement	(9.1)	(13.2)	—
Loans to stockholders	—	(1.6)	—
Payments on capital lease obligations	(4.1)	(3.7)	(2.5)
Proceeds from issuance of debt	3,214.6	495.0	2,019.7
Payments on long-term debt	(3,272.1)	(34.2)	(1,932.5)
Deferred financing and early debt redemption fees paid	(1.9)	(16.5)	(168.7)
Purchase of noncontrolling interests	(138.0)	—	—
Other	(2.8)	(1.5)	(8.5)

Net cash provided by (used in) financing activities	(240.3)	389.3	(158.2)

Effect of exchange rate changes on cash and cash equivalents	(10.0)	(1.2)	(49.9)

Net increase (decrease) in cash and cash equivalents	(399.9)	179.0	(48.6)
Cash and cash equivalents at the beginning of the period	705.7	526.7	575.3

Cash and cash equivalents at the end of the period	$305.8	$705.7	$526.7

Supplemental disclosure of cash flow information
Cash paid for interest	$280.6	$220.1	$344.4
Cash paid for income taxes	$43.3	$37.5	$41.5
Supplemental disclosure of non-cash investing and financing activities
Assets acquired in acquisitions, net of cash acquired	$277.0	$799.2	$36.3
Liabilities assumed in acquisitions	$73.4	$249.6	$6.2
Capital lease obligations	$1.8	$0.7	$5.2

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

Noncontrolling Interests

We consolidate our majority-owned subsidiaries and reflect redeemable noncontrolling interests and noncontrolling interests on our Consolidated Balance Sheets for the portion of those entities that we do not own as mezzanine equity on our Consolidated Balance Sheets and as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders, respectively. The redeemable noncontrolling interests’ and noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Operations, and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Consolidated Statements of Comprehensive Income (Loss).

Noncontrolling interests with redemption features, such as put options, that are not solely within our control (redeemable noncontrolling interests) are reported as mezzanine equity on our Consolidated Balance Sheets, between liabilities and equity, at the greater of redemption value or initial carrying value. The redeemable noncontrolling interest that we have reported related to an 18.52% interest in GT Nexus, Inc. (GT Nexus) that Infor did not own. In fiscal 2017, we purchased the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests for $138.0 million, and GT Nexus became a wholly owned subsidiary of the Company. See Note 3, Acquisitions – Fiscal 2016.

The noncontrolling interest that we report as equity on our Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below). See Note 3, Acquisitions -Fiscal 2016.

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

Fiscal Year

Our fiscal year is from May 1 through April 30. Unless otherwise stated, references to fiscal 2017, 2016 and 2015 relate to our fiscal years ended April 30, 2017, 2016 and 2015, respectively. References to future years also relate to our fiscal years ending April 30.

Beginning in the first quarter of fiscal 2015, we changed our fiscal year end from May 31 to April 30. This change was effective beginning June 1, 2014, the start of our fiscal 2015, which ended on April 30, 2015. As a result of this change, for fiscal 2015 we reported an 11-month transition period from June 1, 2014 to April 30, 2015. Accordingly, our Consolidated Balance Sheets are presented as of April 30, 2017 and 2016. The accompanying Consolidated Financial Statements, and the Notes thereto, include our results of operations and cash flows for the fiscal years ended April 30, 2017 and 2016, and the 11-month transition period of fiscal 2015.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for fiscal 2017, we identified and corrected an error in the manner in which we were classifying amounts related to the tax allocation agreement between Infor and GGC Software Parent, LLC and Infor Software Parent LLC, parent companies of Infor (the Tax Allocation Agreement). See Note 2, Summary of Significant Accounting Policies – Income Taxes. Historically, Infor recorded the differential between our Parent’s tax attributes utilized under the separate return method for tax allocation purposes and the amounts paid to our Parent under the Tax Allocation Agreement, whereby Infor pays the Parent for their attributes on the consolidated tax return, which will differ from our calculation under the separate return method, as a current asset in income tax receivable on our Consolidated Balance Sheets. This differential should be recorded as a distribution under the Tax Allocation Agreement and recorded as a decrease in additional paid-in capital on our Consolidated Balance Sheets when cash paid exceeds the benefit received, and as a capital contribution when the benefit exceeds the cash paid under the terms of the Tax Allocation Agreement.

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

We corrected this error by removing the portion of the income tax receivable related to distributions under the Tax Allocation Agreement which resulted in a reduction of additional paid-in capital on our Consolidated Balance Sheets and our Consolidated Statement of Stockholders’ Equity as of April 30, 2016 and 2015. We corrected the classification in our Consolidated Statement of Cash Flows to reflect the applicable cash outflows as financing activities as compared to operating activities as originally reported.

Correction of this error resulted in a $39.8 million and $22.6 million change in classification from income tax receivable to additional paid-in capital on our Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity as of April 30, 2016 and 2015, respectively, and a $13.2 million change in classification from Cash flows from operating activities to Cash flows from financing activities in our Consolidated Statement of Cash Flows for fiscal 2016. The revisions did not impact our Consolidated Statement of Cash Flows for fiscal 2015. The revision had no impact on our previously issued Consolidated Statement of Operations for fiscal 2016 and fiscal 2015.

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

Not applicable.

Recent Accounting Pronouncements—Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initial application recognized at the date of adoption (modified retrospective). Infor plans to adopt this guidance in our first quarter of fiscal 2019 and have not yet determined whether the effect will be material. We are continuing to evaluate the impact of the modified versus the full retrospective method, as well as the impact on our financial position, results of operations or cash flows, and associated processes, systems, and internal controls. Based on initial assessments, Infor believes the new standard will impact the following policies and practices:

•	Recognition of software license revenue from term licenses upon delivery of the software, rather than over the term of the arrangement;

•	Accounting for deferred commissions including costs that qualify for deferral and the amortization period;

•	The removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts; and

•	The removal of the current residual method of allocating software license fees within a multiple element arrangement may impact reported revenues.

In November 2015, the FASB issued guidance simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are to be classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods (our fiscal 2018), and early adoption is permitted. This guidance may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented. The adoption of this guidance will only impact presentation on our consolidated balance sheets and related disclosures and will not have a material impact on our financial position, results of operations or cash flows. We will be adopting this guidance in the first quarter of fiscal 2018 on a prospective basis.

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

In January 2017, the FASB issued guidance simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this guidance, goodwill impairment will be determined based on the comparison of the fair value of a reporting unit to its carrying amount with an impairment charge recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is to be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods (our fiscal 2021). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We anticipate adopting this guidance early in the second quarter of fiscal 2018 when we perform our annual test for goodwill impairment. Upon adoption, we will adjust our goodwill testing procedures accordingly. We do not expect that this guidance will have a material impact on our financial position, results of operations or cash flows.

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component of the net periodic benefit cost is to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented outside of the subtotal of operating income on the income statement and allows only the service cost component of net benefit costs to be eligible for capitalization. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods (our fiscal 2019), with early adoption permitted as of the beginning of a fiscal year for which interim or annual statements have not been issued. This guidance is to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We do not expect that this guidance will have a material impact on our results of operations.

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

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of selling prices, as described earlier, to the extent possible. We consider TPE by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE is unavailable, BESP is determined for the purposes of allocating the arrangement. The objective of BESP is to determine the price at which the vendor would transact if the deliverable were sold by the vendor regularly on a standalone basis. Infor determines BESP for its offerings by considering many factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices.

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

Consulting Services and Other Fees

We also provide software and SaaS-related consulting services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are usually separately priced per our established VSOE of fair value, are generally not essential to the functionality of our software products, and are also available from third-party vendors and systems integrators. Consulting services are generally provided under time and materials contracts and revenues are recognized as the services are provided. However, when we enter into arrangements with a fixed-fee or a maximum-fee basis where services are not considered essential to the functionality of the software, revenue is recognized based upon a proportionate performance method. When we enter into arrangements where services are considered essential to the functionality of the software, revenue is recognized based upon a percentage of completion method. Under this method, revenue is recognized based upon labor hours incurred as a percentage of total estimated labor hours to complete the project. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Revenues for consulting services that are bundled with license fees are deferred based on the VSOE of fair value of the bundled services and recognized when the services are performed.

Consulting services and other fees also include hosting services. Hosted customers with perpetual licenses have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew its hosting arrangement upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. Customers can self-host and any penalties to do so are not significant. Accordingly, the portion of an arrangement allocated to the hosting element is recognized once the service begins and then ratably over the term of the hosting arrangement.

Consulting services and other fees also include education services and fees related to Inforum, our customer event. Revenues related to these services are recognized when the services are provided or when the fees are received. In accordance with the provisions set forth in ASC 605, we recognize amounts associated with reimbursements from customers for out-of-pocket expenses as revenue on a gross basis. Such amounts have been classified as consulting services and other fees.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a bottom-up approach. The bottom-up approach, also referred to the cost build-up approach, relies on an estimate of the direct costs and any incremental costs (such as overhead) required to fulfill the performance obligation, plus a reasonable profit margin, to estimate fair value. The estimated direct and incremental costs are reflective of those that we would normally incur to fulfill similar obligations and do not include any costs incurred prior to the business combination or that are not needed to fulfill the obligation.

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

Accounts Receivable

Accounts receivable are comprised of gross amounts invoiced to customers and accrued revenue, which represents earned but unbilled revenue at the balance sheet date. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset our accounts receivable and deferred revenue for invoices for which the subscription period has not started as of the balance sheet date.

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, May 31, 2014	$7.9
Provision	7.4
Write-offs	(7.3)
Currency translation effect	(0.7)

Balance, April 30, 2015	7.3
Provision	8.6
Write-offs	(5.4)
Currency translation effect	(0.1)

Balance, April 30, 2016	10.4
Provision	14.7
Acquired sales reserve	0.2
Write-offs	(12.7)
Currency translation effect	(0.4)

Balance, April 30, 2017	$12.2

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

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. We did not recognize any impairment charges for property and equipment during fiscal 2017, 2016 and 2015.

Software Development Costs

Expenditures for software research and development consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $5.9 million, $5.4 million and $4.2 million in fiscal 2017, 2016 and 2015, respectively. Amortization expense for assets capitalized totaled $5.3 million, $4.7 million and $3.6 million for fiscal 2017, 2016 and 2015, respectively. Unamortized costs capitalized totaled $5.8 million and $5.2 million as of April 30, 2017 and 2016, respectively.

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

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to seven years. Amortization commences when the software is available for its intended use. During fiscal 2017, 2016 and 2015 we capitalized approximately $47.2 million, $30.6 million and $4.1 million, respectively, related to internal use software and recorded approximately $14.9 million, $3.6 million and $0.7 million, respectively, in related amortization expense. Unamortized costs of capitalized internal use software totaled $65.8 million and $30.9 million as of April 30, 2017 and 2016, respectively.

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

The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2017, 2016 or 2015.

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

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2017, 2016 and 2015 indicated no impairment of goodwill. See Note 4, Goodwill.

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

In fiscal 2016, we acquired a 16.67% equity interest in LogicBlox-Predictix Holdings, Inc. (Predictix), for $25.0 million pursuant to the Stock Purchase Agreement dated as of January 18, 2016, by and among Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, and Predictix and the stockholder parties signatory thereto (the Predictix Stock Purchase Agreement). We accounted for our investment in Predictix under the cost method in accordance with applicable accounting principles as we did not have significant influence over Predictix. As of April 30, 2016, our investment in Predictix had a carrying value of approximately $25.0 million. On June 27, 2016, we acquired the remaining issued and outstanding capital stock of Predictix and we discontinued the cost method accounting treatment from that date forward. See Note 3, Acquisitions – Fiscal 2017.

Deferred Financing Fees

Deferred financing fees, net of amortization, related to our term loans and senior notes are reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, deferred financing fees, net of amortization, related to our revolving credit facility are included in other assets. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the effective interest method over the expected life of the related debt obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. In fiscal 2017, 2016 and 2015, we capitalized deferred financing fees related to refinancing our first lien term loans, refinancing our senior notes, and amending and obtaining new term debt under our credit arrangements, and we wrote off certain unamortized deferred financing fees in conjunction with these financing activities. See Note 12, Debt—Deferred Financing Fees, and Loss on Extinguishment of Debt.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on a straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of April 30, 2017 and 2016, we had total deferred rent liabilities of $26.3 million and $22.6 million, respectively. The current and non-current portions of our deferred rent liabilities are included in accrued expenses and other long-term liabilities, respectively, on our Consolidated Balance Sheets. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies—Leases.

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

Foreign Currency

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the applicable period. Gains or losses resulting from translation of balance sheet accounts are included as a separate component of accumulated other comprehensive income on our Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are included in foreign currency gain or loss as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. Foreign currency gains or losses related to intercompany transactions considered to be long-term investments are included in other comprehensive income (loss) as a net credit or charge.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange loss of $4.0 million, a net loss of $76.1 million and a net gain of $66.7 million, in fiscal 2017, 2016 and 2015, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan(1)	Derivative Instruments Unrealized Gain (Loss)(2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2015	$(211.5)	$(16.3)	$(12.8)	$(240.6)
Other comprehensive income (loss)	43.6	0.2	3.3	47.1
Less: other comprehensive income (loss)attributable to noncontrolling interests	0.5	—	—	0.5

Other comprehensive income (loss) attributable to Infor, Inc.	44.1	0.2	3.3	47.6

Balance, April 30, 2016	(167.4)	(16.1)	(9.5)	(193.0)
Other comprehensive income (loss)	(92.4)	0.1	6.7	(85.6)
Less: other comprehensive income (loss)attributable to noncontrolling interests	0.4	—	—	0.4

Other comprehensive income (loss) attributable to Infor, Inc.	(92.0)	0.1	6.7	(85.2)

Balance, April 30, 2017	$(259.4)	$(16.0)	$(2.8)	$(278.2)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.4 million, $4.0 million and $4.6 million as of April 30, 2017, 2016, and 2015, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million, $5.9 million and $8.0 million as of April 30, 2017, 2016, and 2015, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2017 (12 months)
Foreign currency translation adjustment	$(92.4)	$—	$(92.4)
Change in funded status of defined benefit plans	1.4	(0.6)	0.8
Derivative instruments unrealized loss	(0.9)	0.4	(0.5)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.6)	—	(0.6)
Amortization of prior service cost - defined benefit plans (1)	(0.1)	—	(0.1)
Amortization of derivative instruments unrealized loss	11.7	(4.5)	7.2

Other comprehensive income (loss)	$(80.9)	$(4.7)	$(85.6)

Fiscal 2016 (12 months)
Foreign currency translation adjustment	$43.6	$—	$43.6
Change in funded status of defined benefit plans	1.7	(0.6)	1.1
Derivative instruments unrealized loss	(6.4)	2.5	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.7)	—	(0.7)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	11.8	(4.6)	7.2

Other comprehensive income (loss)	$49.8	$(2.7)	$47.1

Fiscal 2015 (11 months)
Foreign currency translation adjustment	$(277.5)	$—	$(277.5)
Change in funded status of defined benefit plans	(10.5)	2.1	(8.4)
Derivative instruments unrealized loss	(5.7)	1.8	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.3)	—	(0.3)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	1.0	—	1.0

Other comprehensive income (loss)	$(293.2)	$3.9	$(289.3)

(1)	Amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit plan adjustments were included in the respective categories of operating expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans—Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statements of Operations. For fiscal 2017, 2016 and 2015, advertising expenses were $14.6 million, $16.5 million and $15.9 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at April 30, 2017 or 2016. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2017, 2016 or 2015.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2017, 2016 and 2015, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

Infor is included in the GGC Software Parent, LLC (formerly GGC Software Parent, Inc.) consolidated federal income tax return. Infor and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, LLC and Infor Software Parent LLC entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with Infor that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. See Note 21, Related Party Transactions – Due to/from Affiliates.

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

We utilize the Option-Pricing Method to estimate the fair value of our parent company’s equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise price of the call options is derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our parent company’s total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. The following is a summary of the weighted average assumptions used in estimating the fair value of equity awards granted in the periods indicated and the resulting fair values of such awards.

	Year Ended April 30,		11 Months Ended April 30, 2016
	2017	2016
Expected term (years)	2.00	2.00	2.00
Risk-free interest rate	0.59%	0.68%	0.48%
Dividend yield	0.00%	0.00%	0.00%
Volatility	55.00%	50.02%	47.66%
Weighted average fair value per unit granted	$9.30	$8.67	$7.56

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended April 30,		11 Months Ended April 30, 2015
(in millions)	2017	2016
Cost of SaaS subscriptions	$0.5	$—	$0.2
Cost of product updates and support fees	3.2	0.3	0.5
Cost of consulting services and other fees	4.1	—	0.3
Sales and marketing	33.0	2.3	3.5
Research and development	10.6	11.5	3.7
General and administrative	35.3	5.6	7.3

Total	$86.7	$19.7	$15.5

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3. Acquisitions

Fiscal 2017

Ciber

On March 31, 2017, we acquired certain assets of Ciber, Inc. (Ciber) related to Ciber’s business of selling and delivering professional services in connection with Infor’s software products, for $15.0 million (the Ciber Acquisition). Based in Greenwood Village, Colorado, Ciber is a longtime Infor services partner specializing in consulting and services around our HCM and financials products and has been recognized as an Infor Services Partner of the Year on multiple occasions. The Ciber Acquisition will help expand our professional service organization’s capabilities in these key solution areas by adding approximately 180 highly-skilled professionals.

We have recorded approximately $5.0 million of identifiable intangible assets and $6.9 million of goodwill related to the Ciber Acquisition. The acquired intangible assets relating to Ciber’s customer relationships are being amortized over their weighted average estimated useful lives of approximately five years. We have determined that the goodwill arising from the Ciber Acquisition will be deductible for tax purposes.

Accentia

On March 13, 2017, we acquired Accentia Middle East (Accentia), a longtime Infor services partner and exclusive reseller and provider of consulting services across the Middle East, North Africa, and India, for $18.0 million, net of cash acquired (the Accentia Acquisition). Based in Cairo, Egypt, Accentia has approximately 80 employees, additional offices in Dubai (UAE), Jeddah (Saudi Arabia), Casablanca (Morocco), Tunis (Tunisia), and Pune (India), and customers in 17 countries across the region. Accentia has significant expertise in the local market and specializes in Infor M3, our comprehensive, centralized ERP solution for medium to large enterprises in the manufacturing, distribution, and equipment industries. The Accentia Acquisition significantly expanded Infor’s presence in the region.

We have recorded approximately $5.5 million of identifiable intangible assets and $11.9 million of goodwill related to the Accentia Acquisition. The acquired intangible assets relating to Accentia’s customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. We have determined that a portion of the goodwill arising from the Accentia Acquisition will be deductible for tax purposes.

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million due on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition enabled us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

We have recorded approximately $15.1 million of identifiable intangible assets and $47.7 million of goodwill related to the Starmount Acquisition. The acquired intangible assets relating to Starmount’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately one, seven and nine years, respectively. We have determined that the goodwill arising from the Starmount Acquisition will not be deductible for tax purposes.

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc., for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This is in addition to the 16.67% equity interest we acquired in the third quarter of fiscal 2016 for $25.0 million. See Note 2, Summary of Significant Accounting Policies—Cost Method Investments. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to

Infor’s parent company by its current equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners. See Note 21, Related Party Transactions- Equity Contributions.

We have recorded approximately $37.0 million of identifiable intangible assets and $118.8 million of goodwill related to the Predictix Acquisition. The acquired intangible assets relating to Predictix’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and twelve years, respectively. We have determined that the goodwill arising from the Predictix Acquisition will not be deductible for tax purposes.

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services with approximately 250 employees and more than 500 customers in 22 countries, with a concentration in Europe. The Merit Acquisition brings decades of experience of Infor M3 consulting services that expanded and enhanced Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

We have recorded approximately $9.0 million of identifiable intangible assets and $19.0 million of goodwill related to the Merit Acquisition. The acquired intangible assets relating to Merit’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately two, two and eight years, respectively. We have determined that the goodwill arising from the Merit Acquisition will not be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to our fiscal 2017 acquisitions are preliminary as of April 30, 2017. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these Consolidated Financial Statements.

The operating results related to the fiscal 2017 acquisitions have been included in our Consolidated Financial Statements from their respective acquisition dates. Transaction and merger related integration costs of approximately $5.0 million associated with the fiscal 2017 acquisitions were expensed as incurred and are reflected in our results of operations for fiscal 2017, in acquisition-related and other costs. These acquisitions were not significant for financial reporting purposes, and their related results were not material to our results for fiscal 2017.

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

In the second quarter of fiscal 2017 we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition, which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of $138.0 million. With our purchase of this remaining interest, GT Nexus became a wholly owned subsidiary of the Company. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 22, Supplemental Guarantor Financial Information.

Platform Settlement Services, LLC (PSS), a wholly owned subsidiary of GT Nexus, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding such funds to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $46.9 million and $54.2 million at April 30, 2017 and 2016, respectively.

Fiscal 2015

On September 2, 2014, we acquired the assets of Saleslogix, a division of privately held Swiftpage, Inc., for approximately $30.1 million, net of cash acquired (the Saleslogix Acquisition). Based in Scottsdale, Arizona, Saleslogix is a provider of SaaS CRM software accessible via mobile devices, desktops and laptops. The Saleslogix Acquisition complemented our CRM product offerings and added additional sales and service functionality to our industry-focused Infor CloudSuites in the CRM market. We recorded approximately $13.4 million of identifiable intangible assets and $18.2 million of goodwill related to the Saleslogix Acquisition. The acquired intangible assets relating to Saleslogix’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and seven years, respectively. We have determined that the goodwill arising from the Saleslogix Acquisition will be deductible for tax purposes.

The operating results related to Saleslogix have been included in our Consolidated Financial Statements from the acquisition date.

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

The purchase consideration related to one of our pre-fiscal 2016 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of April 30, 2017, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which we anticipate will be paid in the first quarter of fiscal 2018.

In addition, the purchase consideration related to the Merit Acquisition and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and $32.0 million. As of April 30, 2017, we have recorded a liability for the estimated fair value of these contingent consideration arrangements of approximately $23.8 million.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for the periods indicated:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2015	$931.5	$2,851.7	$262.6	$4,045.8
Goodwill acquired	331.9	—	32.5	364.4
Currency translation effect	(4.3)	(7.2)	(0.7)	(12.2)

Balance, April 30, 2016	1,259.1	2,844.5	294.4	4,398.0
Goodwill acquired	155.5	6.5	44.5	206.5
Currency translation effect	(25.1)	(83.2)	(8.2)	(116.5)

Balance, April 30, 2017	$1,389.5	$2,767.8	$330.7	$4,488.0

Goodwill acquired during fiscal 2017 totaled $206.5 million and primarily related to the Predictix Acquisition and the Starmount Acquisition. Goodwill acquired during fiscal 2016 totaled $364.4 million related to the GT Nexus Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2017. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2016. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of April 30, 2017. The results of the annual tests performed in fiscal 2016 and 2015 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, contingent consideration and derivative instruments. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of April 30, 2017 and 2016:

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$25.5	$25.5
Derivative instruments	—	4.6	—	4.6

Total	$—	$4.6	$25.5	$30.1

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$80.0	$—	$—	$80.0

Total	$80.0	$—	$—	$80.0

Liabilities
Contingent consideration	$—	$—	$1.7	$1.7
Derivative instruments	—	15.4	—	15.4

Total	$—	$15.4	$1.7	$17.1

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2017 or 2016. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, May 31, 2014	$12.4
Settlements	(8.5)
Total (gain) loss recorded in earnings	(3.9)

Balance, April 30, 2015	—
Total (gain) loss recorded in earnings	1.7

Balance, April 30, 2016	1.7
Contingent consideration	17.2
Total (gain) loss recorded in earnings	7.0
Currency translation effect	(0.4)

Balance, April 30, 2017	$25.5

In addition to the financial assets and liabilities included in the above table, certain non-financial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of April 30, 2017, we had not recorded any impairment related to such assets and had no other material non-financial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of April 30, 2017 and 2016, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At April 30, 2017 and 2016, the total carrying value of our long-term debt was approximately $5.7 billion and $5.7 billion, respectively, and the fair value of our long-term debt was approximately $5.8 billion and $5.6 billion, respectively.

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

Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At April 30, 2017 and 2016, our total restricted cash balance was $13.3 million and $10.5 million, respectively.

The following is a summary of our cash and cash equivalents for the periods indicated:

	April 30,
(in millions)	2017	2016
Cash	$305.8	$625.7
Cash equivalents	—	80.0

Total cash and cash equivalents	$305.8	$705.7

7. Accounts Receivable

Accounts receivable, net is comprised of the following for the periods indicated:

	April 30,
(in millions)	2017	2016
Accounts receivable	$408.9	$363.0
Unbilled accounts receivable	53.1	42.4
Less: allowance for doubtful accounts	(15.4)	(13.5)

Accounts receivable, net	$446.6	$391.9

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, May 31, 2014	$18.2
Provision	8.6
Write-offs and recoveries	(13.6)
Currency translation effect	(1.3)

Balance, April 30, 2015	11.9
Provision	12.5
Write-offs and recoveries	(10.7)
Currency translation effect	(0.2)

Balance, April 30, 2016	13.5
Provision	10.3
Write-offs and recoveries	(8.0)
Currency translation effect	(0.4)

Balance, April 30, 2017	$15.4

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	April 30,		Useful Lives (in years)
(in millions)	2017	2016
Land, buildings and leasehold improvements	$103.4	$96.9	1–36
Computer equipment and software	261.7	203.1	1–7
Other equipment, furniture and fixtures	47.4	42.5	1–13
Equipment under capital leases	10.9	12.7

Total property and equipment	423.4	355.2
Less: accumulated depreciation and amortization	(261.9)	(230.2)

Property and equipment, net	$161.5	$125.0

Total depreciation expense related to our property and equipment for fiscal 2017, 2016 and 2015 was $44.8 million, $33.3 million and $28.0 million, respectively.

Amortization expense for equipment under capital leases included in the total expense above was $4.1 million, $3.8 million and $3.5 million for fiscal 2017, 2016 and 2015, respectively. Accumulated amortization for equipment under capital leases was $7.3 million and $7.5 million as of April 30, 2017 and 2016, respectively.

We have asset retirement obligations related to certain of our leased facilities. The accrued asset retirement obligations at April 30, 2017 and 2016, were $8.5 million and $9.4 million, respectively.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	April 30, 2017			April 30, 2016
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net(1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,003.7	$1,374.4	$629.3	$2,004.0	$1,305.2	$698.8	2 - 15
Acquired and developed technology	1,130.7	991.2	139.5	1,126.7	936.7	190.0	1 - 11
Tradenames	137.7	131.9	5.8	138.3	130.5	7.8	1 - 20

Total	$3,272.1	$2,497.5	$774.6	$3,269.0	$2,372.4	$896.6

(1)	Net intangible assets decreased from April 30, 2016 to April 30, 2017, by approximately $11.6 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended April 30,		11 Months Ended April 30, 2015
(in millions)	2017	2016
Customer contracts and relationships	$105.4	$139.7	$129.1
Acquired and developed technology	79.7	69.4	64.3
Tradenames	2.8	1.5	1.5

Total	$187.9	$210.6	$194.9

The estimated future annual amortization expense related to these intangible assets as of April 30, 2017, was as follows:

(in millions)
Fiscal 2018	$144.5
Fiscal 2019	124.8
Fiscal 2020	115.0
Fiscal 2021	107.9
Fiscal 2022	66.2
Thereafter	216.2

Total	$774.6

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	April 30,
(in millions)	2017	2016
Compensation and employee benefits	$185.7	$165.9
Taxes other than income	24.4	26.9
Royalties and partner commissions	44.9	55.5
Litigation	2.5	1.9
Professional fees	38.6	8.5
Subcontractor expense	8.7	6.2
Interest	77.4	77.8
Restructuring	16.5	14.9
Asset retirement obligations	1.7	2.3
Deferred rent	3.6	2.9
Deferred acquisition payment	41.1	1.7
Other	32.9	68.2

Accrued expenses	$478.0	$432.7

Included above in other accrued expenses as of April 30, 2016, was approximately $17.5 million, respectively, pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs of $39.5 million related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. We made cash payments of $24.3 million during fiscal 2017 related to these actions. We expect to complete the remainder of these actions in fiscal 2018.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs of $1.4 million related to the operations of our current year acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2017, we made cash payments of $0.9 million related to these actions. We expect to complete the remainder of these actions in the first quarter of fiscal 2018.

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During fiscal 2017 we recorded restructuring cost reversals of $2.2 million and we made cash payments of $9.2 million related to these actions. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations. These efforts resulted in the charges taken in fiscal 2017 and 2016. Actions related to these restructuring activities have been completed.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These acquisition-related restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2017, we recorded restructuring costs of $1.0 million and we made cash payments of $2.2 million related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2015 Restructuring Charges

We incurred restructuring costs during fiscal 2015 related to employee severance costs primarily for personnel in our sales and professional services organizations primarily in our EMEA region as well as personnel in our product development organization primarily in our APAC region. During fiscal 2017, we recorded restructuring cost reversals of $0.1 million and made cash payments of $0.2 million related to these severance actions. Actions related to these restructuring activities have been completed.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2015, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. During fiscal 2017, we recorded net restructuring cost reversals of $0.1 million and we made cash payments of $0.4 million related to these previous restructuring and acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate to contractual payment obligations of severed employees and lease obligations associated with the closure of redundant offices acquired in prior business combinations. Actions related to these restructuring activities have been completed. The remaining leased facilities costs were paid in fiscal 2017.

The following tables summarize the accrued restructuring costs at April 30, 2017, 2016, and 2015. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense), adjustments to the accrual that were reclasses between balance sheet accounts (Other), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect).

			Adjustment to Costs						Total
	Balance				Foreign		Balance	Total Costs	Expected
	April 30,	Initial			Currency	Cash	April 30,	Recognized	Program
(in millions)	2016	Costs	Expense	Other	Effect	Payments	2017	to Date	Costs
Fiscal 2017 restructuring
Severance	$—	$37.5	$—	$—	$(0.7)	$(23.7)	$13.1	$37.5	$37.5
Facilities and other	—	2.0	—	0.5	—	(0.6)	1.9	2.6	2.6

Total fiscal 2017 restructuring	—	39.5	—	0.5	(0.7)	(24.3)	15.0	40.1	40.1

Fiscal 2017 acquisition-related
Severance	—	0.7	—	—	—	(0.7)	—	0.7	0.7
Facilities and other	—	0.7	—	—	—	(0.2)	0.5	0.7	0.7

Total fiscal 2017 acquisition-related	—	1.4	—	—	—	(0.9)	0.5	1.4	1.4

Fiscal 2016 restructuring
Severance	11.1	—	(2.2)	(0.7)	(0.4)	(7.0)	0.8	15.9	15.9
Facilities and other	4.0	—	—	0.7	—	(2.2)	2.5	5.4	5.4

Total fiscal 2016 restructuring	15.1	—	(2.2)	—	(0.4)	(9.2)	3.3	21.3	21.3

Fiscal 2016 acquisition-related
Severance	0.7	—	—	—	—	(0.7)	—	1.3	1.3
Facilities and other	3.1	—	1.0	(0.1)	—	(1.5)	2.5	4.6	4.6

Total fiscal 2016 acquisition-related	3.8	—	1.0	(0.1)	—	(2.2)	2.5	5.9	5.9

Fiscal 2015 restructuring
Severance	0.3	—	(0.1)	—	—	(0.2)	—	10.1	10.1

Total fiscal 2015 restructuring	0.3	—	(0.1)	—	—	(0.2)	—	10.1	10.1

Previous restructuring
Severance	0.2	—	(0.1)	—	—	(0.1)	—	12.6	12.6

Total previous restructuring	0.2	—	(0.1)	—	—	(0.1)	—	12.6	12.6

Previous acquisition-related
Severance	0.1	—	—	—	—	—	0.1	40.5	40.5
Facilities and other	0.3	—	—	—	—	(0.3)	—	4.0	4.0

Total previous acquisition-related	0.4	—	—	—	—	(0.3)	0.1	44.5	44.5

Total restructuring	$19.8	$40.9	$(1.4)	$0.4	$(1.1)	$(37.2)	$21.4	$135.9	$135.9

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2015	Costs	Expense	Effect	Payments	2016	to Date	Costs
Fiscal 2016 restructuring
Severance	$—	$18.9	$—	$0.2	$(8.0)	$11.1	$18.9	$18.9
Facilities and other	—	4.7	—	—	(0.7)	4.0	4.6	4.6

Total fiscal 2016 restructuring	—	23.6	—	0.2	(8.7)	15.1	23.5	23.5

Fiscal 2016 acquisition-related
Severance	—	1.3	—	—	(0.6)	0.7	1.3	1.3
Facilities and other	—	3.3	—	0.5	(0.7)	3.1	3.7	3.7

Total fiscal 2016 acquisition-related	—	4.6	—	0.5	(1.3)	3.8	5.0	5.0

Fiscal 2015 restructuring
Severance	2.2	—	(0.4)	—	(1.5)	0.3	10.2	10.2

Total fiscal 2015 restructuring	2.2	—	(0.4)	—	(1.5)	0.3	10.2	10.2

Previous restructuring
Severance	0.6	—	—	—	(0.4)	0.2	31.4	31.4
Facilities and other	0.3	—	0.1	—	(0.4)	—	2.2	2.2

Total previous restructuring	0.9	—	0.1	—	(0.8)	0.2	33.6	33.6

Previous acquisition-related
Severance	0.4	—	(0.1)	(0.2)	—	0.1	40.5	40.5
Facilities and other	0.4	—	0.2	0.2	(0.5)	0.3	4.0	4.0

Total previous acquisition-related	0.8	—	0.1	—	(0.5)	0.4	44.5	44.5

Total restructuring	$3.9	$28.2	$(0.2)	$0.7	$(12.8)	$19.8	$116.8	$116.8

			Adjustment to Costs					Total
	Balance May 31,	Initial		Foreign Currency	Cash	Balance April 30,	Total Costs Recognized	Expected Program
(in millions)	2014	Costs	Expense	Effect	Payments	2015	to Date	Costs
Fiscal 2015 restructuring
Severance	$—	$10.5	$—	$(0.2)	$(8.1)	$2.2	$10.5	$10.5
Facilities and other	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2015 restructuring	—	10.7	—	(0.2)	(8.3)	2.2	10.7	10.7

Previous restructuring
Severance	14.3	—	(3.4)	(0.8)	(9.5)	0.6	45.3	45.3
Facilities and other	0.9	—	—	—	(0.6)	0.3	2.2	2.2

Total previous restructuring	15.2	—	(3.4)	(0.8)	(10.1)	0.9	47.5	47.5

Previous acquisition-related
Severance	0.7	—	(0.1)	(0.1)	(0.1)	0.4	48.4	48.4
Facilities and other	2.3	—	(1.5)	(0.2)	(0.2)	0.4	17.7	17.7

Total previous acquisition-related	3.0	—	(1.6)	(0.3)	(0.3)	0.8	66.1	66.1

Total restructuring	$18.2	$10.7	$(5.0)	$(1.3)	$(18.7)	$3.9	$124.3	$124.3

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2017, 2016 and 2015 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Year Ended April 30,		11 Months Ended April 30, 2015
	2017	2016
(in millions)
License	$5.3	$7.5	$3.2
Maintenance	7.9	4.3	0.8
Consulting	9.7	4.6	0.8
General and administrative and other functions	16.6	11.6	0.9

Total restructuring costs	$39.5	$28.0	$5.7

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2017			April 30, 2016
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount(1)	Rate	Amount	Amount(1)	Rate
First lien Term B-6 due February 1, 2022	$2,147.1	$2,084.9	3.90%	$—	$—	—%
First lien Euro Term B-1 due February 1, 2022	1,089.7	1,082.8	3.75%	—	—	—%
First lien Term B-3 due June 3, 2020	—	—	—%	461.8	458.1	3.75%
First lien Term B-5 due June 3, 2020	—	—	—%	2,447.5	2,373.2	3.75%
First lien Euro Term B due June 3, 2020	—	—	—%	386.2	382.0	4.00%
5.75% first lien senior secured notes due August 15, 2020	500.0	485.0	5.75%	500.0	481.1	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.1	6.50%	1,630.0	1,619.7	6.50%
5.75% senior notes due May 15, 2022	381.4	377.1	5.75%	401.0	395.9	5.75%
Deferred financing fees, debt discounts and premiums, net	(97.3)	—		(116.5)	—

Total long-term debt	5,650.9	5,650.9		5,710.0	5,710.0
Less: current portion	(32.4)	(32.4)		(56.3)	(56.3)

Total long-term debt - non-current	$5,618.5	$5,618.5		$5,653.7	$5,653.7

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2017, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

The weighted average contractual interest rate related to our long-term debt at April 30, 2017 and 2016, was 4.89% and 4.85%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of April 30, 2017:

(in millions)
Fiscal 2018	$32.4
Fiscal 2019	32.4
Fiscal 2020	32.4
Fiscal 2021	532.4
Fiscal 2022	3,107.3
Thereafter	2,011.3

Total	$5,748.2

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,236.8 million as of April 30, 2017, including the Tranche B-6 Term Loan of $2,147.1 million and the Euro Tranche B-1 Term Loan of €1,000.0 million ($1,089.7 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2017, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2017, $10.4 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $109.6 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2017:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan will at no time be less 1.00% per annum. The Adjusted LIBOR margin is 2.75% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-6 Term Loans will at no time be less than 2.00% per annum. The ABR margin is 1.75% per annum.

The credit facilities are guaranteed by Infor, Inc. and certain of our wholly owned domestic subsidiaries (the Guarantors), and are secured by liens on substantially all of our assets and the assets of the Guarantors. Under the provisions of the Credit Agreement, we are required to maintain a total leverage ratio not to exceed certain levels as of the last day of each fiscal quarter under certain circumstances. This financial maintenance covenant is applicable only for the Revolver and then only for those fiscal quarters in which we have significant borrowings under the Revolver as of the last day of such fiscal quarter.

Refinancing Amendments

On February 6, 2017, we entered into the Eighth Amendment to the Credit Agreement (as amended). The Eighth Amendment provided for the refinancing of all of the outstanding balances of our first lien term loans including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million Tranche B-6 Term Loan and a new €1,000.0 million Euro Tranche B-1 Term Loan.

Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. There was no change in the effective rate related to the Tranche B-6 Term Loan as compared to the Tranche B-3 Term Loan and the Tranche B-5 Term Loan. Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.00%. This was a reduction in our effective rate related to the Euro Tranche B-1Term Loan as compared to the Euro Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 3.00% per annum, with an Adjusted LIBOR floor of 1.00% per annum. Both the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan mature on February 1, 2022, which was an extension of approximately 20 months compared to the original maturity dates of the Tranche B-3 Term Loan, the Tranche B-5 Term Loan, and the Euro Tranche B Term Loan. The Eighth Amendment also amended the Credit Agreement to, among other things, revise the definition of adjusted EBITDA to include the changes in deferred revenue related to our SaaS subscriptions.

Proceeds from the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan were used to refinance the outstanding principal of all of our first lien term loans, together with accrued and unpaid interest and applicable fees.

On August 15, 2016, we entered into the Seventh Amendment to the Credit Agreement (as amended). The Seventh Amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

On April 22, 2014, we entered into the Sixth Amendment to the Credit Agreement (as amended) to reflect the change in our fiscal year end from May 31 to April 30 effective June 1, 2014. No other changes were made to the terms of the Credit Agreement or the related credit facilities.

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

Infor 9 3/8% and 10.0% Senior Notes

On April 5, 2012, we issued approximately $1,015.0 million in aggregate principal amount of our 9 3/8% Senior Notes and €250.0 million aggregate principal amount of our 10.0% Senior Notes. The 9 3/8% and 10.0% Senior Notes were to mature on April 1, 2019, and bore interest at the applicable rates per annum payable semi-annually in cash in arrears, on April 1 and October 1 each year. The outstanding balances of our 9 3/8% and 10.0% Senior Notes, including applicable call premiums of $71.4 million and $20.1 million, respectively, were repaid on April 1, 2015, with the proceeds from the issuance of our 6.5% and 5.75% Senior Notes.

Infor 11.5% Senior Notes

On July 5, 2011, we issued approximately $560.0 million in aggregate principal amount of our 11.5% Senior Notes. The 11.5% Senior Notes were to mature on July 15, 2018 and bore interest at a rate of 11.5% per annum payable semi-annually in arrears, on January 15 and July 15 each year. The outstanding balance of our 11.5% Senior Notes, including applicable call premium of $43.2 million, was repaid on April 23, 2015, with the proceeds from the issuance of our additional 6.5% Senior Notes.

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

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest. The Senior Secured Notes mature on August 15, 2020, and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

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

During fiscal 2017, we entered into supplemental indentures to the indentures governing the Senior Notes and the Senior Secured Notes to add Starmount and GT Nexus as guarantors of each of such notes.

Unrestricted Subsidiary

In fiscal 2016, we designated Infor Retail Holdings Inc. (Infor Retail Holdings), a wholly owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. As required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

Accordingly, as of April 30, 2016, prior to the Predictix Acquisition, the financial position of Infor Retail Holdings only reflected our $25.0 million investment in Predictix, acquired in the third quarter of fiscal 2016, with an offsetting credit in equity. See Note 2, Summary of Significant Accounting Policies – Cost Method Investments. This investment was included in other assets on our Consolidated Balance Sheets as of April 30, 2016. In addition, Infor Retail Holdings did not have any results of operations to report for fiscal 2016, and our Consolidated Statements of Operations were not impacted by the Unrestricted Subsidiary during fiscal 2016.

In the first quarter of fiscal 2017, we acquired the remaining issued and outstanding capital stock of Predictix and Infor Retail Holdings then included the financial position and results of operations of Predictix and LogicBlox, which we acquired in the Predictix Acquisition. See Note 3, Acquisitions - Predictix. In the fourth quarter of fiscal 2017, Infor Retail Holdings and the Predictix operating companies were merged into Infor (US), Inc., a restricted subsidiary. Therefore, as of April 30, 2017, our remaining Unrestricted Subsidiary was LogicBlox.

The financial position and results of operations of LogicBlox are included in our Consolidated Financial Statements. LogicBlox’ financial position as of Aril 30, 2017 and its results of operations for fiscal 2017 were not significant to our consolidated financial position and results of operations as of and for the period ended April 30, 2017. LogicBlox held assets totaling $8.1 million, primarily intangible assets and goodwill, as of April 30, 2017. For fiscal 2017, LogicBlox recorded revenues of $0.9 million and a loss from operations of $6.1 million.

Deferred Financing Fees

As of April 30, 2017 and 2016, deferred financing fees, net of amortization, related to our term loans and senior notes of $78.9 million and $100.2 million, respectively, were reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to our Revolver of $1.2 million and $1.2 million as of April 30, 2017 and 2016, respectively, which were reflected on our Consolidated Balance Sheets in other assets. For fiscal 2017, 2016 and 2015, we amortized $20.0 million, $20.0 million and $19.0 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In fiscal 2017, we capitalized as deferred financing fees $1.1 million in fees, paid in conjunction with the Eighth Amendment to the Credit Agreement. In fiscal 2016, we capitalized as deferred financing fees $16.5 million in fees paid in conjunction with the issuance of our 5.75% Senior Secured Notes. In fiscal 2015, we capitalized $31.0 million in fees paid in conjunction with the issuance of our 6.5% and 5.75% Senior Notes. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method.

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

In conjunction with the amendments to the Credit Agreement described above, we evaluated each refinancing transaction in accordance with ASC 470-50-40, Debt—Modifications and Extinguishments—Derecognition, to determine if the refinancing of the applicable term loans were modifications or extinguishments of the original term loans. Each lender involved in the applicable amendments’ refinance was analyzed to determine if their participation in the refinancing should be accounted for as a modification or an extinguishment. As a result of our assessment, the participation of certain lenders was determined to be modifications and applicable amounts of the unamortized deferred financing fees continue to be capitalized and amortized over the term of the refinanced debt. In addition, we capitalized fees paid to creditors as deferred financing fees related to the modifications. These capitalized fees also include costs associated with lenders participating in the financing for the first time. These amounts have been reflected as cash flows from financing activities on our Consolidated Statements of Cash Flows. For the remaining lenders, a discounted cash flow analysis was performed to determine if their participation had substantially changed. The lenders who chose not to participate in the applicable amendments’ refinance, and those lenders whose participation substantially changed, were determined to be extinguishments. As a result, the unamortized balance of the applicable deferred financing fees and debt discounts were expensed and recorded in our results of operations as a component of loss on extinguishment of debt in our Consolidated Statements of Operations.

In addition to the deferred financing fees, we have recorded debt discounts, net of premiums and accumulated amortization, of $18.4 million and $16.3 million as a direct reduction of the carrying amount of our long-term debt as of April 30, 2017 and 2016, respectively.

Loss on Extinguishment of Debt

In fiscal 2017, we recorded a loss on extinguishment of debt of $4.6 million related to the refinancing of all the outstanding balances of our first lien term loans in the fourth quarter of fiscal 2017 as discussed above. This amount includes $3.2 million related to the net book value of deferred financing fees written off and $1.4 million in unamortized debt discounts related to the existing notes written off.

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

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum set forth below that is payable semi-annually in arrears, on May 1, and November 1, each year.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of April 30, 2017 and 2016, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. Since inception, HoldCo has elected to pay interest due related to the HoldCo notes in cash and we have funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

13. Common Stock

As of April 30, 2017 and 2016, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share.

In the fourth quarter of fiscal 2017, an affiliate of Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries, Inc. (Koch Industries), completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017 (the KED Purchase). Under this agreement, our existing shareholders, including Golden Gate Capital, Summit Partners and certain members of management, maintained control of the Company.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $56.9 million, $54.1 million and $50.7 million for fiscal 2017, 2016 and 2015, respectively.

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

The future minimum lease payments under our capital and operating leases as of April 30, 2017, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2018	$3.0
Fiscal 2019	1.4
Fiscal 2020	0.7
Fiscal 2021	0.6
Fiscal 2022	4.4
Thereafter	—

Total minimum capital lease payments	10.1
Less: amounts representing interest	(1.1)

Present value of net minimum obligations	9.0
Less: current portion	(2.6)

Long-term capital lease obligations	$6.4

Operating Lease Obligations

(in millions)
Fiscal 2018	$55.7
Fiscal 2019	44.9
Fiscal 2020	38.1
Fiscal 2021	34.1
Fiscal 2022	29.3
Thereafter	66.4

Total minimum operating lease payments	$268.5

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of April 30, 2017 and 2016, we had accrued $2.5 million and $1.9 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $43.1 million (NOK 370.0 million) related to the suspension of an ERP project. Infor Steinhausen has denied FKA’s claims and asserted counterclaims. Court hearings are scheduled for late calendar 2017 and a court decision is expected in calendar 2018. We intend to vigorously defend FKA’s claims. While we believe we have meritorious defenses against these claims, given the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of April 30, 2017, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of April 30, 2017 and 2016.

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

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

	Notional	Derivative	Balance Sheet	Fair Value at April 30
(in millions, except percentages)	Amount	Base	Classification	2017	2016
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(2.0)	$(5.2)
			Other long-term liabilities	—	(1.7)
Interest rate swap	212.6	2.4740%	Accrued expenses	(1.1)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	212.6	2.4750%	Accrued expenses	(1.1)	(2.6)
			Other long-term liabilities	—	(0.9)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.4)	(1.1)
			Other long-term liabilities	—	(0.4)

Total	$945.0		Total liabilities	$(4.6)	$(15.4)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Year Ended April 30,		11 Months Ended
(in millions)	Operations Location	2017	2016	April 30, 2015
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.9)	$(6.4)	$(5.7)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$11.7	$11.8	$1.0

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of April 30, 2017, approximately $4.6 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next twelve months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately six months.

16. Share Purchase and Option Plans

Infor Class C Management Incentive Units

On May 31, 2012, Infor Enterprise granted to certain employees of Infor 10.4 million equity awards, primarily Management Incentive Units (MIUs), pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs are for Class C non-voting units (Infor Enterprise MIUs). The Infor Enterprise Class C MIUs were granted with vesting schedules ranging from immediate vesting to three years of service.

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

This repurchase feature in certain Infor Enterprise Class C MIUs granted to employees, as noted above, functions as an in-substance forfeiture provision which precludes recognition of compensation cost for accounting purposes until such repurchase features are removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. No compensation expense is recognized until the repurchase features lapse. Of the 10.4 million Infor Enterprise Class C MIUs granted on May 31, 2012, 4.4 million were issued with the repurchase feature and do not have corresponding equity compensation expense recognized, except to the extent related to modifications of certain of these awards which in effect made such awards probable of vesting, and related to the KED Purchase, both discussed below. The remaining 6.0 million Infor Enterprise Class C MIUs granted did not include the repurchase feature, and we recognized applicable equity compensation expense in fiscal 2016 and 2015, accordingly. These Infor Enterprise Class C MIUs were fully expensed by the end of fiscal 2016.

Prior to fiscal 2015, several of our parent company’s Infor Enterprise Class C MIU grants were modified to allow for a cash settlement option. A portion of these grants are subject to the repurchase features that function as in-substance forfeiture provisions, as described above. The addition of a cash settlement option effectively made these awards probable of vesting, resulting in equity compensation expense being recognized for the first time on the related modified grants and causing these grants to change to liability awards at the parent company. The remaining grants which are not subject to repurchase features remain classified as equity awards at the parent company. In contemplation of the KED Purchase, discussed below, the final cash settlement option was waived during fiscal 2017, and accordingly we reversed share-based compensation related to that settlement option. We have recorded equity compensation expense of $0.8 million, $4.6 million and $8.7 million in fiscal 2017, 2016 and 2015, respectively, related to these modified grants.

In fiscal 2016, certain Infor Enterprise Class C MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of these features made these grants probable of vesting, resulting in incremental equity compensation expense being recognized for the first time on the related modified grants. This modification did not change the classification of the related grants, which remain classified as equity awards. We recorded incremental equity compensation expense of $9.3 million related to these modified grants in fiscal 2016.

Additionally, in fiscal 2016, certain Infor Enterprise Class C MIUs without repurchase features which had been modified prior to fiscal 2015 to add a cash settlement option were further modified to expand the cash settlement option. This modification did not change the classification of the related grants, which remain classified as equity awards. In contemplation of the KED Purchase, discussed below, the remaining cash settlement options were waived during fiscal 2017, and accordingly we reversed share-based compensation related to these settlement options. We recorded equity compensation benefit of $2.5 million and equity compensation expense of $4.8 million related to these modified grants in fiscal 2017 and 2016, respectively.

During fiscal 2017, we granted approximately 1.1 million Infor Enterprise Class C MIUs, approximately 0.4 million were forfeited, and 0.7 million were repurchased by the Company.

During fiscal 2016, we granted approximately 1.2 million Infor Enterprise Class C MIUs, approximately 0.6 million were forfeited, and less than 0.1 million were repurchased by the Company.

During fiscal 2015, we granted approximately 0.6 million Infor Enterprise Class C MIUs, approximately 0.2 million were forfeited, and less than 0.1 million were repurchased by the Company.

KED Purchase

As further explained in Note 13, Common Stock, KED purchased an ownership stake in IGS Holding, an affiliate of the parent company of Infor, Inc., in the fourth quarter of fiscal 2017. Related to this transaction, IGS Holding granted to certain executive officers of Infor MIUs, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs (IGS Class C MIUs) are for 38.2 million Class C non-voting units (IGS Class C Units). The IGS Class C MIUs were granted as of February 17, 2017 (the Closing Date), with immediate vesting. We have recorded equity compensation expense of $19.5 million in the fourth quarter of fiscal 2017 related to these grants.

Pursuant to the IGS LP Agreement, holders of IGS Class C Units will be entitled to receive: (a) a preferred return equal to the excess, if any, of the total equity value of IGS at the time of determination over the total equity value on the date of issuance, up to a specified amount per IGS Class C Unit; and (b) participation in additional distributions in excess of the total equity value on the date of issuance. Further, each holder of IGS Class C Units is entitled to put to IGS for cash settlement on each of the fourth, fifth, sixth and seventh anniversaries of the Closing Date, 25% of the IGS Class C Units and 25% of any remaining Infor Enterprise Class C MIUs held by him or her. The settlement price for such units will be equal to the fair market value as of the settlement date. Therefore, in accordance with applicable FASB guidance, the addition of these cash settlement options did not result in a modification of the Infor Enterprise Class C MIUs, and there is no incremental equity compensation expense to be recognized.

Also in connection with the KED Purchase, all outstanding, non-vested Infor Enterprise Class C MIUs became vested MIUs under the Infor Enterprise Agreement, and the holders received a pro-rata share of the proceeds of the KED Purchase. In accordance with applicable FASB guidance, we treated this as a modification and recorded equity compensation expense of $63.1 million in the fourth quarter of fiscal 2017. The retained equity, which was previously subject to the repurchase feature described above, remains subject to the repurchase feature, and accordingly no equity compensation expense has been recorded for the retained equity.

The following table summarizes Infor Enterprise Class C MIU activity for fiscal 2017, 2016 and 2015:

		Weighted
	Number of	Average
	Infor Enterprise	Grant Date
(in thousands, except fair value amounts)	Class C MIUs	Fair Value
Non-vested, May 31, 2014	2,844	$5.24
Granted	591	$7.56
Cancelled	(155)	$5.20
Vested	(1,734)	$4.31

Non-vested, April 30, 2015	1,546	$7.19
Granted	1,155	$8.67
Cancelled	(551)	$7.55
Vested	(449)	$6.94

Non-vested, April 30, 2016	1,701	$8.14
Granted	1,079	$9.30
Cancelled	(368)	$8.27
Vested	(2,412)	$8.55

Non-vested, April 30, 2017	—	$—

This table reflects the legal vesting of the awards. As noted above, certain of the awards are subject to a repurchase feature, which functions as an in-substance forfeiture provision, so these awards are not considered to have vested for accounting purposes. Total unrecognized Infor Enterprise Class C MIU compensation expense at April 30, 2017, was $10.8 million.

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

During fiscal 2017, in connection with the KED Purchase, substantially all remaining unvested outstanding CBUs became vested and the Company repurchased 0.7 million at $6.75 per share. In accordance with applicable FASB guidance, we treated this as a modification and recorded equity compensation expense of $5.0 million in the fourth quarter of fiscal 2017. Less than 0.1 million remain outstanding with total unrecognized compensation expense at April 30, 2017 of $0.2 million.

The following table summarizes CBU activity for fiscal 2017 and 2016:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except fair value amounts)	CBUs	Fair Value
Non-vested, April 30, 2015	—	$—
Granted	853	$9.29
Cancelled	(36)	$9.29

Non-vested, April 30, 2016	817	$9.29
Cancelled	(47)	$9.29
Vested	(741)	$9.29

Non-vested, April 30, 2017	29	$9.29

17. Dividends

We did not declare or pay any dividends on our common stock in fiscal 2017, 2016 or 2015. Future dividend payments on our common stock, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business. In addition, we may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income (loss) before income taxes related to the following jurisdictions:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
United States	$(369.6)	$(101.4)	$(187.7)
Foreign	149.6	85.8	155.2

Income (loss) before income tax	$(220.0)	$(15.6)	$(32.5)

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Current
Federal	$(29.0)	$0.9	$6.3
State	(0.8)	(3.2)	1.1
Foreign	36.5	60.7	19.5

Total current provision	6.7	58.4	26.9

Deferred
Federal	(40.1)	(45.0)	(68.9)
State	(1.7)	(3.0)	(7.1)
Foreign	1.5	(59.2)	(3.1)

Total deferred provision (benefit)	(40.3)	(107.2)	(79.1)

Total income tax provision (benefit)	$(33.8)	$(48.8)	$(52.2)

Effective income tax rate	15.4%	312.8%	160.6%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Federal income tax rate	$(77.0)	$(5.4)	$(11.4)
Subpart F income	3.8	1.2	5.9
Research and development credit	(9.6)	(28.4)	—
Foreign tax rate differential	(30.3)	(19.5)	(49.6)
Reorganization costs	11.1	1.9	(0.9)
Change in valuation allowance	66.5	(32.2)	0.5
U.S. state tax rate difference	(13.4)	(3.9)	(7.2)
Tax rate changes	(1.8)	1.4	—
Stock compensation	29.8	7.6	5.5
Withholding tax	8.5	9.1	9.2
Permanent items	(1.0)	1.1	1.4
Uncertain tax positions	(22.6)	21.0	—
Section 199 benefit	—	(0.5)	(1.6)
Other	2.2	(2.2)	(4.0)

Total income tax provision (benefit)	$(33.8)	$(48.8)	$(52.2)

A summary of the components of our deferred tax assets and liabilities was as follows:

	April 30,
(in millions)	2017	2016
Deferred tax assets
Foreign operating loss carryforward	$128.0	$139.9
Interest	289.6	290.9
Federal operating loss carryforward	165.7	83.9
Capital loss carryforward	32.2	38.5
Preacquisition disallowed deductions	15.0	13.4
State operating loss carryforward	22.9	14.3
Accrued payroll and related expenses	34.5	38.4
Depreciation	—	5.7
Credits	40.0	46.6
Deferred revenue	17.8	15.3
Bad debts	3.3	4.3
Accrued severance	1.5	1.8
Other	52.0	73.5

Gross deferred tax assets	802.5	766.5
Less: valuation allowance	(501.2)	(468.8)

Net deferred tax assets	301.3	297.7

Deferred tax liabilities
Intangibles	187.2	218.4
Goodwill	74.2	68.3
Depreciation	10.4	—
Capitalized debt service cost	13.3	19.8
Prepaid expenses	0.6	0.6

Gross deferred tax liabilities	285.7	307.1

Net deferred tax assets (liabilities)	$15.6	$(9.4)

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	April 30,
(in millions)	2017	2016
Current deferred tax asset	$36.3	$43.1
Non-current deferred tax asset	71.8	76.1
Current deferred tax liability	(1.0)	(1.3)
Non-current deferred tax liability	(91.5)	(127.3)

Net deferred tax assets (liabilities)	$15.6	$(9.4)

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, May 31, 2014	$565.2
Adjustment of net operating losses	(10.9)
Provisions for valuation allowance	9.0
Release of valuation allowance	(8.5)
Currency adjustment	(33.1)

Balance, April 30, 2015	521.7
Adjustment of net operating losses	(33.7)
Provisions for valuation allowance	47.8
Release of valuation allowance	(61.0)
Currency adjustment	(6.0)

Balance, April 30, 2016	468.8
Adjustment of net operating losses	0.9
Acquisitions	1.6
Provisions for valuation allowance	186.7
Release of valuation allowance	(143.7)
Currency adjustment	(13.1)

Balance, April 30, 2017	$501.2

As of April 30, 2017, we have U.S. Federal net operating loss deferred tax assets amounting to $165.7 million. These losses expire in various years between 2018 and 2034, the majority of which will expire between 2019 and 2028. We also have U.S. foreign tax credits of $0.9 million, U.S. research and development credits of $7.7 million, and alternative minimum credit carryovers of $14.0 million. In addition, we have state and local net operating losses and credits of $22.9 million and $7.8 million, respectively. Our state and local net operating losses expire in various years between 2018 and 2034. We currently have a deferred tax asset of $289.6 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the Starmount Acquisition, the Predictix Acquisition and the GT Nexus Acquisition, Starmount, Predictix and GT Nexus experienced ownership changes that resulted in the application of Section 382 limitations. These limitations are, however, not expected to materially limit our ability to utilize Starmount, Predictix and GT Nexus’ net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012, that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize any net operating loss carryforwards. Some of our U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to April 5, 2012, and the possibility of future changes of ownership may further limit our ability to utilize certain loss and credit carryforwards.

As of April 30, 2017, we have foreign net operating loss deferred tax assets amounting to $128.0 million. The majority of these losses relate to our subsidiary operations in the United Kingdom, Brazil, France, Austria, Norway, Japan, Sweden, Hong Kong and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $32.2 million, the majority of which relate to our subsidiary operations in the United Kingdom and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net increase to our valuation allowance (including the impact of ASC 740-10) in fiscal 2017 of $43.0 million, a net decrease to our valuation allowance in fiscal 2016 of $13.2 million, and a net increase to our valuation allowance of $0.5 million in fiscal 2015. In fiscal 2017 we recorded a valuation allowance on our deferred tax assets in the U.S. based on the change in position of our U.S. operations from a net deferred tax liability position to a net deferred tax assets position, which resulted from various tax deductible charges incurred during the fourth quarter related to the closure of the KED Purchase. In addition, during the fourth quarter we released a $17.5 million valuation allowance previously established for a net operating loss in Sweden as a result of the completion of a tax planning strategy. We also established a valuation allowance of $18.9 million in the fourth quarter in the United Kingdom as a result of the establishment of negative evidence from the most recent three years of operating results. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. The valuation allowance and the change therein as of April 30, 2017 and 2016, primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses, tax credits, and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

Deferred taxes have not been recognized with the exception of certain previously taxed earnings resulting from Subpart F as well as certain IRC Section 987 losses from U.S. branch operations for the excess of the amount for financial reporting over the tax basis of the investment in each of our foreign subsidiaries because the undistributed earnings of each of our foreign subsidiaries are considered permanently reinvested. Therefore, these basis differences are not expected to reverse in the foreseeable future. It is not practicable to calculate the amount of the unrecognized deferred tax liability which would result if these basis differences reversed due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations. For purposes of the previously taxed earnings resulting from Subpart F as well as certain IRC Section 987 losses incurred from U.S. branch operations, the Company has recorded a gross deferred tax asset of $21.5 million to reflect the foreign exchange losses associated with these pools of unremitted earnings. In addition, the Company has established a valuation allowance of $21.5 million for this deferred tax asset as a result of the valuation allowance position of the Company’s U.S. operations.

Our income tax returns are routinely audited by taxing authorities and provisions are routinely made in our financial statements in anticipation of the results of these audits. The amount of these tax liabilities may be revised in future periods if estimates of our ultimate liability are revised.

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, May 31, 2014	$161.7
Additions based on tax positions related to current year	10.3
Additions based on tax positions related to prior years	20.5
Reductions based on tax positions related to prior years	(18.5)
Reductions related to settlements	(0.7)
Reductions related to lapses in statute	(10.6)
Additions/(reductions) due to changes in foreign exchange rates	(18.9)

Balance, April 30, 2015	143.8
Additions based on tax positions related to current year	23.7
Additions based on tax positions related to prior years	14.7
Reductions based on tax positions related to prior years	(0.4)
Reductions related to settlements	(11.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(0.4)

Balance, April 30, 2016	155.3
Additions based on tax positions related to current year	9.3
Additions based on tax positions related to prior years	10.9
Reductions based on tax positions related to prior years	(2.0)
Reductions related to settlements	(3.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(5.4)

Balance, April 30, 2017	$150.0

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at April 30, 2017, 2016, and 2015 by $71.9 million, $100.0 million and $70.6 million, respectively. During our upcoming fiscal year ending April 30, 2018, we expect that approximately $54.1 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at April 30, 2017 and 2016, was $18.4 million and $19.0 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for fiscal 2017, 2016 and 2015, net of income tax benefits was $1.3 million, $1.4 million and $13.4 million, respectively.

We classify penalties on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at April 30, 2017 and 2016, was $4.7 million and $5.3 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for fiscal 2017, 2016 and 2015 was a benefit of $0.4 million, a benefit of $0.0 million and a benefit of $0.1 million, respectively. The fiscal 2017, 2016 and 2015 benefits were due to the expiration of the statute of limitations in various jurisdictions.

The Company is in the process of completing a voluntary disclosure agreement with a foreign taxing jurisdiction in connection with potential withholding tax exposure on certain intercompany transactions. Within the next twelve months, it is reasonably possible that the Company will complete negotiations with the taxing jurisdiction and enter into a settlement resulting in tax, interest and penalties ranging from zero to $19.6 million.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2021. We are generally no longer subject to tax examinations domestically for years prior to fiscal 2013. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2021. We are generally no longer subject to tax examination internationally for years prior to fiscal 2011. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $12.9 million, $11.7 million and $10.2 million in fiscal 2017, 2016 and 2015, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S., United Kingdom and Germany have been frozen with no further benefits accruing. As of April 30, 2017, these plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of April 30, 2017 and 2016, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Projected Benefit Obligation

	April 30,
(in millions)	2017	2016
Projected Benefit obligation, beginning of fiscal year	$106.8	$114.3
Benefit obligation assumed in acquisition	6.4	—
Service cost	1.4	1.5
Interest cost	2.7	3.1
Plan participants’ contributions	0.3	0.3
Actuarial (gain) loss	8.7	(2.2)
Benefits payments	(2.9)	(3.1)
Assumption changes	0.1	(0.6)
Curtailment/settlement	(1.4)	(2.5)
Currency translation adjustment	(9.8)	(4.0)

Projected benefit obligation, end of fiscal year	$112.3	$106.8

Accumulated benefit obligation, end of fiscal year	$106.1	$101.5

Change in Plan Assets

	April 30,
(in millions)	2017	2016
Fair value of plan assets, beginning of fiscal year	$68.5	$74.9
Fair value of plan assets acquired	3.0	—
Actual return on plan assets	10.0	(0.3)
Employer contribution	2.2	2.5
Plan participants’ contributions	0.3	0.3
Benefits payments	(2.4)	(2.8)
Settlements	(0.9)	(2.0)
Other	—	(0.7)
Currency translation adjustment	(7.0)	(3.4)

Fair value of plan assets, end of fiscal year	$73.7	$68.5

Funded status, end of fiscal year	$(38.6)	$(38.3)

Amounts Recognized on Our Consolidated Balance Sheets

	April 30,
(in millions)	2017	2016
Non-current asset	$0.1	$0.2
Current liability	(1.0)	(0.1)
Non-current liability	(37.7)	(38.4)

Total	$(38.6)	$(38.3)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	April 30,
(in millions)	2017	2016	2015
Net actuarial gain (loss)	$(19.1)	$(19.7)	$(19.9)
Prior service cost	(0.3)	(0.4)	(1.0)
Tax	3.4	4.0	4.6

Total amounts recognized in accumulated other comprehensive income (loss)	$(16.0)	$(16.1)	$(16.3)

Components of Net Periodic Pension Cost

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Service cost	$1.4	$1.5	$1.2
Interest cost	2.7	3.1	3.4
Amortization of prior service cost	0.1	0.2	0.2
Amortization of net actuarial (gain) loss	0.6	0.7	0.3
Expected return on plan assets	(3.2)	(3.8)	(3.7)
Curtailment/settlement	(0.4)	0.1	—

Net periodic pension cost	$1.2	$1.8	$1.4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Net actuarial gain (loss)	$0.6	$0.2	$(11.4)
Prior service cost	0.2	0.8	0.6
Amortization of prior service cost	(0.1)	(0.2)	(0.2)
Tax	(0.6)	(0.6)	2.1

Total recognized in other comprehensive income (loss)	$0.1	$0.2	$(8.9)

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(1.1)	$(1.6)	$(10.3)

Estimated Amortization to be Recognized as Part of Net Periodic Pension Cost in Fiscal 2018

(in millions)
Net actuarial (gain) loss	$0.5
Prior service cost	$0.2

Defined Benefit Plans with Accumulated Benefit Obligations that Exceed the Fair Value of the Plan Assets

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with accumulated benefit obligations in excess of plan assets were as follows:

	April 30,
(in millions)	2017	2016
Projected benefit obligation	$112.1	$106.5
Accumulated benefit obligation	$106.0	$101.1
Fair value of plan assets	$73.4	$68.0

Fair Value of Plan Assets

The fair value of defined benefit plans assets, as of April 30, 2017 and 2016, were as follows:

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$43.8	$—	$43.8
Debt securities	—	23.3	—	23.3
Other	0.1	6.5	—	6.6

Total	$0.1	$73.6	$—	$73.7

	April 30, 2016
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$40.2	$—	$40.2
Debt securities	—	19.2	—	19.2
Other	0.4	8.7	—	9.1

Total	$0.4	$68.1	$—	$68.5

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

	April 30,
	2017	2016	2015
Projected benefit obligation
Discount rate	2.2%	2.9%	2.9%
Rate of compensation increase	2.4%	2.5%	2.5%
Net periodic benefit cost
Discount rate	2.2%	2.9%	3.7%
Expected rate of return on plan assets	4.8%	5.2%	5.5%
Rate of compensation increase	2.5%	2.5%	2.5%

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

	Target	Percentage of
	Allocation	Plan Assets at
	Fiscal 2018	April 30, 2017
Equity securities	59.4%	59.4%
Debt instruments	31.6%	31.6%
Other	9.0%	9.0%

Future Contributions

We made contributions to our defined benefit pension plans of $2.2 million, $2.5 million and $2.3 million in fiscal 2017, 2016 and 2015, respectively. We expect to contribute approximately $2.6 million to our defined benefit plans during fiscal 2018.

Future Benefit Payments

As of April 30, 2017, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2018	$5.2
Fiscal 2019	1.9
Fiscal 2020	2.1
Fiscal 2021	2.0
Fiscal 2022	2.2
Fiscal 2023 through 2027	13.4

Total	$26.8

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2017 (12 months)
Revenues	$733.2	$1,389.8	$735.8	$2,858.8
Cost of revenues	233.1	238.8	586.4	1,058.3
Direct sales and other costs	397.1	—	12.6	409.7

Sales margin	$103.0	$1,151.0	$136.8	$1,390.8

Sales margin %	14.0%	82.8%	18.6%	48.6%
Fiscal 2016 (12 months)
Revenues	$627.1	$1,406.3	$670.2	$2,703.6
Cost of revenues	166.2	248.6	563.2	978.0
Direct sales and other costs	368.7	—	—	368.7

Sales margin	$92.2	$1,157.7	$107.0	$1,356.9

Sales margin %	14.7%	82.3%	16.0%	50.2%
Fiscal 2015 (11 months)
Revenues	$479.9	$1,333.8	$629.7	$2,443.4
Cost of revenues	105.6	237.7	506.9	850.2
Direct sales and other costs	331.3	—	7.2	338.5

Sales margin	$43.0	$1,096.1	$115.6	$1,254.7

Sales margin %	9.0%	82.2%	18.4%	51.4%

The following table presents the reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments to total consolidated revenues, and our reportable segment sales margin to consolidated income (loss) before income tax for the periods indicated:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Reportable segment revenues	$2,858.8	$2,703.6	$2,443.4
Purchase accounting revenue adjustments (1)	(3.0)	(12.0)	(4.5)

Total revenues	$2,855.8	$2,691.6	$2,438.9

Reportable segment sales margin	$1,390.8	$1,356.9	$1,254.7
Other unallocated costs and operating expenses (2)	1,012.2	713.2	632.9
Amortization of intangible assets and depreciation	232.7	243.9	222.9
Restructuring costs	39.5	28.0	5.7

Income from operations	106.4	371.8	393.2
Total other expense, net	326.4	387.4	425.7

Income (loss) before income tax	$(220.0)	$(15.6)	$(32.5)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2017 (12 months)
Software license fees	$194.4	$111.4	$32.0	$337.8
SaaS subscriptions	307.7	46.3	39.3	393.3

Software license fees and subscriptions	502.1	157.7	71.3	731.1
Product updates and support fees	903.7	378.3	107.0	1,389.0

Software revenues	1,405.8	536.0	178.3	2,120.1
Consulting services and other fees	387.7	291.2	56.8	735.7

Total revenues	$1,793.5	$827.2	$235.1	$2,855.8

Fiscal 2016 (12 months)
Software license fees	$223.6	$118.8	$30.7	$373.1
SaaS subscriptions	197.4	25.4	19.8	242.6

Software license fees and subscriptions	421.0	144.2	50.5	615.7
Product updates and support fees	910.4	391.0	104.4	1,405.8

Software revenues	1,331.4	535.2	154.9	2,021.5
Consulting services and other fees	358.4	261.5	50.2	670.1

Total revenues	$1,689.8	$796.7	$205.1	$2,691.6

Fiscal 2015 (11 months)
Software license fees	$210.0	$121.2	$40.9	$372.1
SaaS subscriptions	90.8	12.5	3.8	107.1

Software license fees and subscriptions	300.8	133.7	44.7	479.2
Product updates and support fees	840.7	386.3	103.3	1,330.3

Software revenues	1,141.5	520.0	148.0	1,809.5
Consulting services and other fees	312.7	264.7	52.0	629.4

Total revenues	$1,454.2	$784.7	$200.0	$2,438.9

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
April 30, 2017	$131.5	$17.9	$12.1	$161.5
April 30, 2016	$92.9	$20.4	$11.7	$125.0

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
United States	$1,627.9	$1,529.6	$1,295.1
All other countries	1,227.9	1,162.0	1,143.8

Total revenues	$2,855.8	$2,691.6	$2,438.9

The following table sets forth long-lived tangible assets by country at the dates indicated:

	April 30,
(in millions)	2017	2016
United States	$129.5	$90.5
All other countries	32.0	34.5

Total long-lived tangible assets	$161.5	$125.0

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

21. Related Party Transactions

Our largest investors have historically been our sponsors, Golden Gate Capital and Summit Partners. In fiscal 2017, Koch Industries made a significant investment in Infor becoming another of our largest investors and together with Golden Gate Capital and Summit Partners, our Sponsors. See Note 13, Common Stock. The following is a summary of our transactions with our Sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. Under these advisory agreements, the total contractual annual management fee due is approximately $7.0 million which is payable to Golden Gate Capital and Summit Partners based on the provisions in the applicable agreements. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with Koch Equity Development. We recognized these management fees as a component of general and administrative expenses in our Consolidated Statement of Operations.

The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Year Ended April 30,		11 Months Ended
(in millions)	2017	2016	April 30, 2015
Golden Gate Capital	$4.8	$5.6	$4.9
Summit Partners	1.8	2.0	1.8
Koch Industries	0.8	—	—

Total management fees and expenses	$7.4	$7.6	$6.7

At April 30, 2017, approximately $1.9 million and $0.7 million of the fees related to Golden Gate Capital and Summit Partners, respectively, remained unpaid.

In addition, under the advisory agreements the Sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. We generally recognize these transaction fees in acquisition-related and other costs in our Consolidated Statement of Operations in the period when incurred.

In fiscal 2017, in connection with the Predictix Acquisition, we expensed buyer transaction fees of approximately $1.1 million paid to Golden Gate Capital and $0.4 million paid to Summit Partners, and in connection with the KED Purchase we expensed buyer transaction fees and applicable expenses of approximately $17.8 million paid to Golden Gate Capital and $6.9 million paid to Summit Partners. In addition, in connection with the KED Purchase we paid approximately $17.5 million in applicable transaction expenses for Koch Industries through dividends paid to our affiliate companies. See Dividends Paid to Affiliates, below.

In fiscal 2016, in connection with the issuance of our Senior Secured Notes, we capitalized as deferred financing fees $2.5 million in fees paid to Angel Island Capital Services, LLC, an affiliate of Golden Gate Capital. In addition, we expensed buyer transaction fees of approximately $4.8 million payable to Golden Gate Capital and $1.9 million payable to Summit Partners in connection with the GT Nexus Acquisition. The GT Nexus Acquisition transaction fees were included in other long-term liabilities on our Consolidated Balance Sheets as of April 30, 2016 and were paid in the first quarter of fiscal 2017.

We also capitalized as deferred financing fees $5.5 million during fiscal 2015 for fees and expenses paid to Golden Gate Capital and their affiliates in connection with our various debt transactions.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by the Sponsors. Revenues related to our software products and our professional services provided to companies owned by Golden Gate Capital, Summit Partners and Koch Industries are made at our customary rates and are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from Golden Gate Capital-owned companies were approximately $1.9 million, $1.0 million and $0.9 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017 we had less than $0.1 million in revenues from companies owned by Summit Partners and no revenues in fiscal 2016 or 2015. Revenues from companies owned by Koch Industries companies were $1.2 million in fiscal 2017, since their investment in Infor.

In addition, we have made payments or accrued amounts to be paid to companies owned by Golden Gate Capital for products and services of $12.1 million, $11.1 million and $1.1 million in fiscal 2017, 2016 and 2015, respectively. We have made payments to companies owned by Summit Partners for products and services of $0.2 million, $0.5 million and less than $0.1 million in fiscal 2017, 2016 and 2015, respectively. We made no payments to Koch Industries companies in fiscal 2017.

Koch SaaS Agreement

In the fourth quarter of fiscal 2017, we entered into a SaaS subscription agreement with Koch Business Solutions, LP (KBS), an affiliate of Koch Industries (the Koch SaaS Agreement) under which KBS agreed to a five-year subscription to our CloudSuite HCM and CloudSuite Financials software, both at our customary rates. The Koch SaaS Agreement totals approximately $43.3 million. SaaS subscription revenues of $6.8 million are expected to be recognized in the first year and approximately $9.1 million per year over each of the remaining four years under the agreement.

Golden Gate Capital SaaS Agreement

In the second quarter of fiscal 2017, we entered into a SaaS subscription agreement with Golden Gate Capital (the Golden Gate Capital SaaS Agreement) under which Golden Gate Capital agreed to a three-year subscription to our CloudSuite Financials and Procurement software including related implementation services, both at our customary rates. The Golden Gate Capital SaaS Agreement and related services total approximately $0.9 million, including SaaS subscription revenue of $0.2 million per year which will be recognized ratably over each of the three years under the agreement, and $0.3 million in consulting services which are to be recognized as the services are provided.

Summit Partners MSA Agreement

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

Equity Contributions

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Fiscal 2017—Predictix. In conjunction with the Predictix Acquisition, certain of the Sponsors made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

In the fourth quarter of fiscal 2017, Koch Industries completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017. Under this agreement, our existing shareholders, including Golden Gate Capital, Summit Partners and certain members of management, maintain control of the Company. In conjunction with the purchase, representatives of Koch Industries have been appointed to hold five of the eleven directors on Infor’s board. See Note 13, Common Stock.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Infor Software Parent LLC, of $59.2 million and $36.9 million as of April 30, 2017 and 2016, respectively. The historic receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of Infor Software Parent LLC. The $22.3 million increase in the receivables in fiscal 2017 was due to activity related to our Tax Allocation Agreement. These receivables are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and Infor Software Parent LLC. See Note 1, Nature of Business and Basis of Presentation—Revision of Prior Period Financial Statements, and Note 2, Summary of Significant Accounting Policies – Income Taxes. Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Consolidated Balance Sheets. In fiscal 2017 and 2016 we made payments of $9.1 million (all of which was classified as distributions under tax sharing arrangement in the financing activities section of our Consolidated Statements of Cash Flows) and $16.0 million ($2.8 million which was classified as payment for income taxes in the operating activities section and $13.2 million which was classified as distributions under tax sharing arrangement in the financing activities section of our Consolidated Statements of Cash Flows), respectively, under the Tax Allocation Agreement. We had $0.0 million and $10.4 million payable under the Tax Allocation Agreement as of April 30, 2017 and 2016, respectively.

Dividends Paid to Affiliates

Fiscal 2017

In fiscal 2017, we paid dividends to certain of our affiliates totaling $171.9 million including the following:

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $94.0 million. The dividend related to the funding of HoldCo’s semi-annual interest on the HoldCo Notes due November 1, 2016 as well as funding of future interest payments related to the HoldCo Notes and future amounts due under our Tax Allocation Agreement. HoldCo then contributed equity of $67.0 million to Infor, Inc.

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $17.5 million related to the funding of semi-annual interest on our affiliate’s debt. In April 2016, HoldCo elected to pay semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $0.1 million cash on-hand, (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $17.5 million, which were accrued as of April 30, 2016, and (iii) through certain payments made under the Tax Allocation Agreement, totaling $9.1 million. The dividends and amounts due under the Tax Allocation Agreement were paid on May 2, 2016.

In the fourth quarter of fiscal 2017, we paid dividends totaling $60.4 million, including $51.0 million to HoldCo and $9.4 million to Infor Enterprise, of which $30.2 million related to the funding of semi-annual interest on HoldCo’s Notes due May 1, 2017 and $30.2 million related to the funding of certain transaction cost incurred in connection with the KED Purchase.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of April 30, 2017 and 2016, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, LogicBlox, which is included in the Non-Guarantor Subsidiaries column retrospectively for all periods presented below. See Note 12, Debt – Unrestricted Subsidiary.

In fiscal 2017, we purchased the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests and GT Nexus became a wholly owned subsidiary of the Company. See Note 3, Acquisitions – Fiscal 2016. In addition, in the third quarter of fiscal 2017, we merged the wholly owned domestic subsidiaries of GT Nexus into Infor (US), Inc. and accordingly, they are included in the subsidiary Issuer column retrospectively for all periods presented below.

During fiscal 2017, we identified and corrected an error in the manner in which we presented receipts of dividends received by Infor, Inc. (Parent) from Infor (US), Inc. (Issuer) and dividends further paid out of Infor, Inc. (Parent) to its parent company. Previously, such amounts were presented on a net basis as there was a net zero impact to our financing cash flows. However, in fiscal 2017, we have presented such amounts on a gross basis, and presentation in the prior period’s Consolidating Statement of Cash Flows below has been revised to be consistent with the current period presentation. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements.

During fiscal 2017, we identified and corrected an error in the manner in which we were classifying amounts related to our Tax Allocation Agreement. Previously, such amounts were presented as a current asset in income tax receivable on our Consolidated Balance Sheets and as an operating activity in our Consolidated Statements of Cash Flows. However, in fiscal 2017, we have presented such amounts as a decrease in additional paid-in capital and as a financing activity and presentation in the applicable prior period’s Consolidated Balance Sheets and Consolidating Statements of Cash Flows below have been revised to be consistent with the current period presentation. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements.

Condensed Consolidating Balance Sheets

	April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88.1	$—	$217.7	$—	$305.8
Accounts receivable, net	—	238.8	14.5	193.3	—	446.6
Prepaid expenses	—	100.9	22.2	38.0	—	161.1
Income tax receivable	—	9.8	0.2	14.9	—	24.9
Other current assets	—	10.3	0.1	16.1	—	26.5
Affiliate receivable	—	120.7	179.0	80.2	(379.9)	—
Deferred tax assets	—	18.6	5.1	12.7	(0.1)	36.3

Total current assets	—	587.2	221.1	572.9	(380.0)	1,001.2
Property and equipment, net	—	121.5	8.0	32.0	—	161.5
Intangible assets, net	—	657.1	0.8	116.7	—	774.6
Goodwill	—	2,914.8	62.5	1,510.7	—	4,488.0
Deferred tax assets	0.1	—	—	71.8	(0.1)	71.8
Other assets	—	27.4	6.2	61.8	—	95.4
Affiliate receivable	—	118.0	0.1	127.8	(245.9)	—
Investment in subsidiaries	—	1,809.6	—	—	(1,809.6)	—

Total assets	$0.1	$6,235.6	$298.7	$2,493.7	$(2,435.6)	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$74.8	$—	$30.3	$—	$105.1
Income taxes payable	—	—	—	34.0	—	34.0
Accrued expenses	—	264.6	35.2	178.2	—	478.0

Deferred tax liabilities	0.1	—	—	1.0	(0.1)	1.0
Deferred revenue	—	635.0	22.7	358.8	—	1,016.5
Affiliate payable	29.4	254.2	7.3	89.0	(379.9)	—
Current portion of long-term obligations	—	32.4	—	—	—	32.4

Total current liabilities	29.5	1,261.0	65.2	691.3	(380.0)	1,667.0
Long-term debt	—	5,618.5	—	—	—	5,618.5
Deferred tax liabilities	—	72.5	5.0	14.1	(0.1)	91.5
Affiliate payable	58.2	127.4	0.4	59.9	(245.9)	—
Other long-term liabilities	—	72.4	7.3	130.1	—	209.8
Losses in excess of investment in subsidiaries	916.2	—	—	—	(916.2)	—

Total liabilities	1,003.9	7,151.8	77.9	895.4	(1,542.2)	7,586.8
Total Infor, Inc. stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,588.8	(893.4)	(1,003.8)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,598.3	(893.4)	(994.3)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.1	$6,235.6	$298.7	$2,493.7	$(2,435.6)	$6,592.5

	April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.7	$—	$542.0	$—	$705.7
Accounts receivable, net	—	208.0	9.2	174.7	—	391.9
Prepaid expenses	—	85.4	23.7	42.1	—	151.2
Income tax receivable	—	10.3	0.2	10.9	—	21.4
Other current assets	—	5.5	0.5	16.9	—	22.9
Affiliate receivable	—	75.5	144.6	52.2	(272.3)	—
Deferred tax assets	—	23.1	5.1	15.0	(0.1)	43.1

Total current assets	—	571.5	183.3	853.8	(272.4)	1,336.2
Property and equipment, net	—	81.3	9.2	34.5	—	125.0
Intangible assets, net	—	746.3	2.2	148.1	—	896.6
Goodwill	—	2,745.7	62.5	1,589.8	—	4,398.0
Deferred tax assets	0.2	—	11.2	76.1	(11.4)	76.1
Other assets	—	58.8	15.0	60.5	—	134.3
Affiliate receivable	—	643.9	0.1	70.0	(714.0)	—
Investment in subsidiaries	—	1,658.3	—	—	(1,658.3)	—

Total assets	$0.2	$6,505.8	$283.5	$2,832.8	$(2,656.1)	$6,966.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$88.0	$—	$28.8	$—	$116.8
Income taxes payable	—	0.5	—	40.2	—	40.7
Accrued expenses	—	228.1	37.5	167.1	—	432.7
Deferred tax liabilities	0.1	—	—	1.3	(0.1)	1.3
Deferred revenue	—	571.5	16.5	348.7	—	936.7
Affiliate payable	29.5	185.5	3.0	54.3	(272.3)	—
Current portion of long-term obligations	—	56.3	—	—	—	56.3

Total current liabilities	29.6	1,129.9	57.0	640.4	(272.4)	1,584.5

Long-term debt	—	5,653.7	—	—	—	5,653.7
Deferred tax liabilities	—	120.8	—	17.9	(11.4)	127.3
Affiliate payable	58.1	69.7	0.4	585.8	(714.0)	—
Other long-term liabilities	—	93.0	17.2	129.2	—	239.4
Losses in excess of investment in subsidiaries	701.3	—	—	—	(701.3)	—

Total liabilities	789.0	7,067.1	74.6	1,373.3	(1,699.1)	7,604.9
Redeemable noncontrolling interests	—	140.0	—	—	—	140.0
Total Infor, Inc. stockholders’ equity (deficit)	(788.8)	(701.3)	208.9	1,449.4	(957.0)	(788.8)
Noncontrolling interests	—	—	—	10.1	—	10.1

Total stockholders’ equity (deficit)	(788.8)	(701.3)	208.9	1,459.5	(957.0)	(778.7)

Total liabilities, redeemable noncontrolling interests and stockholders’ equity (deficit)	$0.2	$6,505.8	$283.5	$2,832.8	$(2,656.1)	$6,966.2

Condensed Consolidating Statements of Operations

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$177.7	$4.1	$156.0	$—	$337.8
SaaS subscriptions	—	343.9	3.5	45.9	—	393.3

Software license fees and subscriptions	—	521.6	7.6	201.9	—	731.1
Product updates and support fees	—	822.6	31.3	535.1	—	1,389.0

Software revenues	—	1,344.2	38.9	737.0	—	2,120.1
Consulting services and other fees	—	338.8	19.5	377.4	—	735.7

Total revenues	—	1,683.0	58.4	1,114.4	—	2,855.8

Operating expenses:
Cost of software license fees	—	36.7	3.0	23.3	0.1	63.1
Cost of SaaS subscriptions	—	141.1	5.0	26.0	2.4	174.5
Cost of product updates and support fees	—	124.4	3.2	110.5	3.9	242.0
Cost of consulting services and other fees	—	258.0	14.2	310.4	7.9	590.5
Sales and marketing	—	288.6	32.9	172.4	5.2	499.1
Research and development	—	255.9	6.4	180.9	12.6	455.8
General and administrative	—	24.1	166.2	78.8	(32.1)	237.0
Amortization of intangible assets and depreciation	—	173.3	7.3	52.1	—	232.7
Restructuring costs	—	6.4	1.4	31.7	—	39.5
Acquisition-related and other costs	—	141.8	65.7	7.7	—	215.2
Affiliate (income) expense, net	—	285.5	(236.4)	(49.1)	—	—

Total operating expenses	—	1,735.8	68.9	944.7	—	2,749.4

Income from operations	—	(52.8)	(10.5)	169.7	—	106.4

Other expense, net:
Interest expense, net	—	317.9	0.1	(0.3)	—	317.7
Affiliate interest (income) expense, net	—	(14.8)	—	14.8	—	—
Loss on extinguishment of debt	—	4.6	—	—	—	4.6
Other (income) expense, net	—	(17.1)	—	21.2	—	4.1

Total other expense, net	—	290.6	0.1	35.7	—	326.4

Income (loss) before income tax	—	(343.4)	(10.6)	134.0	—	(220.0)

Income tax provision (benefit)	—	(79.3)	15.1	30.4	—	(33.8)
Equity in (earnings) loss of subsidiaries	186.2	(77.9)	—	—	(108.3)	—

Net income (loss)	(186.2)	(186.2)	(25.7)	103.6	108.3	(186.2)
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	1.0	—	0.6

Net income (loss) attributable to Infor, Inc.	$(186.2)	$(185.8)	$(25.7)	$102.6	$108.3	$(186.8)

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$198.2	$8.3	$166.6	$—	$373.1
SaaS subscriptions	—	213.5	1.0	28.1	—	242.6

Software license fees and subscriptions	—	411.7	9.3	194.7	—	615.7
Product updates and support fees	—	830.1	31.8	543.9	—	1,405.8

Software revenues	—	1,241.8	41.1	738.6	—	2,021.5
Consulting services and other fees	—	312.8	14.6	342.7	—	670.1

Total revenues	—	1,554.6	55.7	1,081.3	—	2,691.6

Operating expenses:
Cost of software license fees	—	41.3	4.4	24.4	0.2	70.3
Cost of SaaS subscriptions	—	79.8	3.4	14.9	1.9	100.0
Cost of product updates and support fees	—	127.9	2.4	113.8	4.8	248.9
Cost of consulting services and other fees	—	240.1	13.4	302.0	7.7	563.2
Sales and marketing	—	231.9	23.7	171.9	6.0	433.5
Research and development	—	238.5	8.6	162.8	11.7	421.6
General and administrative	—	28.0	123.6	74.0	(32.3)	193.3
Amortization of intangible assets and depreciation	—	163.4	11.6	68.9	—	243.9
Restructuring costs	—	13.2	0.6	14.2	—	28.0
Acquisition-related and other costs	—	16.8	0.1	0.2	—	17.1
Affiliate (income) expense, net	—	196.5	(154.9)	(41.6)	—	—

Total operating expenses	—	1,377.4	36.9	905.5	—	2,319.8

Income from operations	—	177.2	18.8	175.8	—	371.8

Other expense, net:
Interest expense, net	—	311.7	—	(0.2)	—	311.5
Affiliate interest (income) expense, net	—	(36.6)	—	36.6	—	—
Other (income) expense, net	—	20.2	—	55.7	—	75.9

Total other expense, net	—	295.3	—	92.1	—	387.4

Income (loss) before income tax	—	(118.1)	18.8	83.7	—	(15.6)
Income tax provision (benefit)	—	(44.3)	(4.4)	(0.1)	—	(48.8)
Equity in (earnings) loss of subsidiaries	(33.2)	(107.0)	—	—	140.2	—

Net income (loss)	33.2	33.2	23.2	83.8	(140.2)	33.2
Net income (loss) attributable to noncontrolling interests	—	(2.6)	—	0.6	—	(2.0)

Net income (loss) attributable to Infor, Inc.	$33.2	$35.8	$23.2	$83.2	$(140.2)	$35.2

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Software license fees	$—	$186.0	$6.9	$179.2	$—	$372.1
SaaS subscriptions	—	89.8	0.6	16.7	—	107.1

Software license fees and subscriptions	—	275.8	7.5	195.9	—	479.2
Product updates and support fees	—	762.9	28.1	539.3	—	1,330.3

Software revenues	—	1,038.7	35.6	735.2	—	1,809.5
Consulting services and other fees	—	267.0	11.7	350.7	—	629.4

Total revenues	—	1,305.7	47.3	1,085.9	—	2,438.9

Operating expenses:
Cost of software license fees	—	33.9	3.2	25.3	0.2	62.6
Cost of SaaS subscriptions	—	34.5	3.6	8.1	0.9	47.1
Cost of product updates and support fees	—	117.2	2.5	113.9	4.6	238.2
Cost of consulting services and other fees	—	195.1	14.8	289.7	7.6	507.2
Sales and marketing	—	205.8	23.4	178.1	5.6	412.9
Research and development	—	196.8	7.3	154.5	11.2	369.8
General and administrative	—	23.9	111.0	73.1	(30.1)	177.9
Amortization of intangible assets and depreciation	—	134.3	12.8	75.8	—	222.9
Restructuring costs	—	1.0	—	4.7	—	5.7
Acquisition-related and other costs	—	(0.8)	1.3	0.9	—	1.4
Affiliate (income) expense, net	—	174.8	(154.7)	(20.1)	—	—

Total operating expenses	—	1,116.5	25.2	904.0	—	2,045.7

Income from operations	—	189.2	22.1	181.9	—	393.2

Other expense, net:
Interest expense, net	—	320.2	0.1	(0.2)	—	320.1
Affiliate interest (income) expense, net	—	(36.6)	(0.1)	36.7		—
Loss on extinguishment of debt	—	172.4	—	—	—	172.4
Other (income) expense, net	—	(57.0)	—	(9.8)	—	(66.8)

Total other expense, net	—	399.0	—	26.7	—	425.7

Income (loss) before income tax	—	(209.8)	22.1	155.2	—	(32.5)
Income tax provision (benefit)	—	(64.5)	(0.9)	13.2	—	(52.2)
Equity in loss (earnings) of subsidiaries	(19.7)	(165.0)	—	—	184.7	—

Net income (loss)	19.7	19.7	23.0	142.0	(184.7)	19.7
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to Infor, Inc.	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(186.2)	$(186.2)	$(25.7)	$103.6	$108.3	$(186.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(92.4)	—	(92.4)
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	6.7	—	—	—	6.7

Total other comprehensive income (loss)	—	6.7	—	(92.3)	—	(85.6)

Comprehensive income (loss)	(186.2)	(179.5)	(25.7)	11.3	108.3	(271.8)

Noncontrolling interests comprehensive income (loss)	—	(0.4)	—	0.6	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(186.2)	$(179.1)	$(25.7)	$10.7	$108.3	$(272.0)

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$33.2	$33.2	$23.2	$83.8	$(140.2)	$33.2

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	43.6	—	43.6
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	3.3	—	—	—	3.3

Total other comprehensive income (loss)	—	3.3	—	43.8	—	47.1

Comprehensive income (loss)	33.2	36.5	23.2	127.6	(140.2)	80.3

Noncontrolling interests comprehensive income (loss)	—	(2.6)	—	0.1	—	(2.5)

Comprehensive income (loss) attributable to Infor, Inc.	$33.2	$39.1	$23.2	$127.5	$(140.2)	$82.8

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19.7	$19.7	$23.0	$142.0	$(184.7)	$19.7

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(277.5)	—	(277.5)
Defined benefit plan funding status, net of tax	—	(0.2)	—	(8.7)	—	(8.9)
Unrealized gain (loss) on derivative instruments, net of tax	—	(2.9)	—	—	—	(2.9)

Total other comprehensive income (loss)	—	(3.1)	—	(286.2)	—	(289.3)

Comprehensive income (loss)	19.7	16.6	23.0	(144.2)	(184.7)	(269.6)

Noncontrolling interests comprehensive income (loss)	—	—	—	—	—	—

Comprehensive income (loss) attributable to Infor, Inc.	$19.7	$16.6	$23.0	$(144.2)	$(184.7)	$(269.6)

Condensed Consolidating Statements of Cash Flows

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$13.8	$3.4	$120.6	$—	$137.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(169.5)	—	(34.1)	—	(203.6)
Purchase of other investments	—	(0.1)	—	—	—	(0.1)
Change in restricted cash	—	—	—	(2.5)	—	(2.5)
Purchases of property, equipment and software	—	(68.1)	(2.9)	(10.2)	—	(81.2)

Net cash used in investing activities	—	(237.7)	(2.9)	(46.8)	—	(287.4)

Cash flows from financing activities:
Equity contributions received	145.0	145.0	—	1.0	(146.0)	145.0
Equity contributions made	(145.0)	(1.0)	—	—	146.0	—
Dividends received	162.5	1.1	—	—	(163.6)	—
Dividends paid	(162.5)	(171.9)	—	(1.1)	163.6	(171.9)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(1.6)	(0.5)	(2.0)	—	(4.1)
Proceeds from issuance of debt	—	3,214.6	—	—	—	3,214.6
Payments on long-term debt	—	(3,272.1)	—	—	—	(3,272.1)
(Payments) proceeds from affiliate within group	—	384.8	—	(384.8)	—	—
Deferred financing fees and early debt redemption fees paid	—	(1.9)	—	—	—	(1.9)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(1.6)	—	(1.2)	—	(2.8)

Net cash provided by (used in) financing activities	—	148.3	(0.5)	(388.1)	—	(240.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.0)	—	(10.0)

Net increase (decrease) in cash and cash equivalents	—	(75.6)	—	(324.3)	—	(399.9)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$88.1	$—	$217.7	$—	$305.8

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$263.3	$3.8	$165.2	$—	$432.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(549.6)	—	—	—	(549.6)
Purchase of other investments	—	(25.0)	—	—	—	(25.0)
Change in restricted cash	—	—	—	(1.3)	—	(1.3)
Purchases of property, equipment and software	—	(50.3)	(3.8)	(11.4)	—	(65.5)

Net cash used in investing activities	—	(624.9)	(3.8)	(12.7)	—	(641.4)

Cash flows from financing activities:
Dividends received	18.0	—	—	—	(18.0)	—
Dividends paid	(18.0)	(35.0)	—	—	18.0	(35.0)
Distributions under tax sharing arrangement	—	(13.2)	—	—	—	(13.2)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(1.4)	—	(2.3)	—	(3.7)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(34.2)	—	—	—	(34.2)
(Payments) proceeds from affiliate within group	—	47.0	—	(47.0)	—	—
Deferred financing fees and early debt redemption fees paid	—	(16.5)	—	—	—	(16.5)
Other	—	(1.5)	—	—	—	(1.5)

Net cash provided by (used in) financing activities	—	438.6	—	(49.3)	—	389.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	—	77.0	—	102.0	—	179.0
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$163.7	$—	$542.0	$—	$705.7

	11 Months Ended April 30, 2015
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(33.0)	$6.5	$234.7	$—	$208.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27.3)	—	(2.8)	—	(30.1)
Change in restricted cash	—	18.2	—	(1.1)	—	17.1
Purchases of property, equipment and software	—	(13.9)	(6.5)	(15.3)	—	(35.7)

Net cash used in investing activities	—	(23.0)	(6.5)	(19.2)	—	(48.7)

Cash flows from financing activities:
Dividends received	65.7	—	—	—	(65.7)	—
Dividends paid	(65.7)	(65.7)	—	—	65.7	(65.7)
Payments on capital lease obligations	—	(0.3)	—	(2.2)	—	(2.5)
Proceeds from issuance of debt	—	2,019.7	—	—	—	2,019.7
Payments on long-term debt	—	(1,932.5)	—	—	—	(1,932.5)
(Payments) proceeds from affiliate within group	—	71.3	—	(71.3)	—	—
Deferred financing fees and early debt redemption fees paid	—	(168.7)	—	—	—	(168.7)
Other	—	(8.5)	—	—	—	(8.5)

Net cash provided by (used in) financing activities	—	(84.7)	—	(73.5)	—	(158.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(49.9)	—	(49.9)

Net increase in cash and cash equivalents	—	(140.7)	—	92.1	—	(48.6)
Cash and cash equivalents at the beginning of the period	—	227.4	—	347.9	—	575.3

Cash and cash equivalents at the end of the period	$—	$86.7	$—	$440.0	$—	$526.7

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2017 and 2016. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017
Fiscal 2017
Total revenues	$701.6	$714.1	$706.6	$733.5
Restructuring costs	$20.0	$9.7	$7.8	$2.0
Acquisition-related and other costs	$3.9	$3.9	$(1.2)	$208.6
All other operating expenses	$600.0	$593.9	$598.8	$702.0
Income from operations	$77.7	$106.6	$101.2	$(179.1)
Net income (loss)	$(25.4)	$2.8	$38.0	$(201.6)
Net income (loss) attributable to Infor, Inc.	$(25.5)	$2.9	$37.6	$(201.8)

	Quarter Ended
(in millions)	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016
Fiscal 2016
Total revenues	$640.3	$663.3	$671.6	$716.4
Restructuring costs	$1.8	$6.4	$12.2	$7.6
Acquisition-related and other costs	$2.0	$9.6	$3.4	$2.1
All other operating expenses	$533.2	$554.3	$591.1	$596.1
Income from operations	$103.3	$93.0	$64.9	$110.6
Net income (loss)	$57.5	$(2.8)	$(45.6)	$24.1
Net income (loss) attributable to Infor, Inc.	$57.5	$(1.8)	$(44.2)	$23.7

24. Subsequent Events

Birst Acquisition

Subsequent to our fiscal year end, on May 31, 2017, we acquired Birst, Inc. (Birst) for $75.0 million, net of cash acquired (the Birst Acquisition). The total purchase price may also include up to an additional $30.0 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications.

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2(2)	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(3)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.4).

10.1(4)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(4)	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(5)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(6)	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(7)	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(8)	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(9)	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

Number	Description

10.8(10)	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.9(11)	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.10(12)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.11(12)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.12(12)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.13(12)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.14(12)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(12)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.16(13)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.17(14)	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde.

10.18(15)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.19(16)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.20(16)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

10.21(17)	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.

10.22(18)	Agreement and Plan of Merger, dated June 23, 2016, by and among Infor (US), Inc., Infor Retail Holdings, Inc., Logicblox-Predictix Holdings, Inc. and Fortis Advisors LLC, as seller representative.

10.23(19)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.24(19)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.25(20)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.26(20)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

12.1(21)	Statement of Computation of Ratio of Earnings to Fixed Charges

Number	Description

21.1(21)	Subsidiaries of Infor, Inc.

24.1(21)	Powers of Attorney (included on signature page)

31.1(21)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(21)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Kevin Samuelson

32.1(21)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(21)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Kevin Samuelson

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) – furnished not filed herewith:

i.	Consolidated Balance Sheets at April 30, 2017 and 2016,
ii.	Consolidated Statements of Operations for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,
iii.	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,
iv.	Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,
v.	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015, and
vi.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(5)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(6)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(7)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(8)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(9)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(10)	Incorporated by reference to the Form 8-K filed on August 16, 2016.
(11)	Incorporated by reference to the Form 8-K filed on February 10, 2017.
(12)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(13)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(14)	Incorporated by reference to the Form 10-K/A filed on July 22, 2016.
(15)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(16)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(17)	Incorporated by reference to the Form 8-K filed on July 15, 2016.
(18)	Incorporated by reference to the Form 8K filed on June 28, 2016.
(19)	Incorporated by reference to the Form 10-Q filed on December 9, 2016.
(20)	Incorporated by reference to the Form 10-Q filed on March 2, 2017.
(21)	Filed herewith.