Form 10-K/A
period 2017-04-30
Infor, Inc.
filed 2017-07-26
CIK 1556148

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on Form 10-K for the annual period from May 1, 2016 to April 30, 2017, which was filed with the U.S. Securities and Exchange Commission (the SEC) on June 26, 2017 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing.

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

i

INFOR, INC.

FORM 10-K/A

FISCAL YEAR ENDED April 30, 2017

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. as of July 17, 2017, are listed in the table below:

Name	Age	Position
Charles Phillips	58	Chief Executive Officer and Director
Kevin Samuelson	43	Chief Financial Officer
Jay Hopkins	46	Chief Accounting Officer, SVP & Controller
Duncan Angove	51	Co-President, Product and Support
Stephan Scholl	47	Co-President, Global Field Operations
Pam Murphy	44	Chief Operating Officer
Rishi Chandna	39	Director
David Dominik	61	Director
Steven J. Feilmeier	55	Director
C.J. Fitzgerald	50	Director
Matthew Flamini	52	Director
James B. Hannan	51	Director
Daniel Haspel	36	Director
Jim Schaper	65	Director
Anthony J. Sementelli	54	Director
Brett D. Watson	36	Director

The following are brief biographies of Infor, Inc.’s executive officers and directors:

Charles Phillips, Chief Executive Officer and Director

Mr. Phillips is our Chief Executive Officer and has served on our board of directors since December 2010. Mr. Phillips has served on the board of managers of SoftBrands Holdings, LLC since December 2011. Mr. Phillips also serves on the board of directors of Viacom. Prior to joining Infor, Mr. Phillips was President of Oracle Corporation (Oracle) and a member of its board of directors. Prior to his tenure at Oracle, Mr. Phillips was a Managing Director at Morgan Stanley. Mr. Phillips was also a Captain in the United States Marine Corps. Mr. Phillips has a B.S. in Computer Science from the United States Air Force Academy, a J.D. from New York Law School, and an M.B.A. from Hampton University. We believe Mr. Phillips’ qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry.

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

Duncan Angove, Co-President, Product and Support

Mr. Angove has served as our Co-President, Product and Support since December 2010. Prior to joining Infor, Mr. Angove was Senior Vice President of the Retail Global Business unit at Oracle, where he ran development, consulting, and sales and marketing and led Oracle to the number one market position in retail applications. Preceding his accomplishments at Oracle, Mr. Angove was a member of Retek Inc.’s executive management team, where he played a significant role in taking the company public. Mr. Angove has a B.S. in Economics from University College of London.

Stephan Scholl, Co-President, Global Field Operations

Mr. Scholl has served as our Co-President, Global Field Operations since April 2012, as the Chief Executive Officer of Lawson from September 2011 to April 2012 and as our Executive Vice President, Global Sales and Consulting from December 2010 to September 2011. Mr. Scholl has more than 19 years of experience in the technology industry (including 14 years at Oracle/PeopleSoft). Mr. Scholl was previously the General Manager of Oracle’s Tax and Utilities Global Business. In his role of General Manager, Mr. Scholl was responsible for sales, development, consulting, and marketing for Oracle’s Tax and Utilities vertical. From 2006 to 2009, Mr. Scholl ran Oracle’s North America Consulting Group, one of the company’s largest organizations. Prior to joining Oracle, Mr. Scholl held a number of consulting and sales management roles at PeopleSoft.

Pam Murphy, Chief Operating Officer

Ms. Murphy has served as our Chief Operating Officer since October 2011 and as our Senior Vice President of Operations from December 2010 to September 2011. Before joining Infor, Ms. Murphy spent 11 years at Oracle, where she was responsible for a wide range of operational and financial functions which included running Global Sales Operations, running Consulting Operations for Europe, Middle East and Africa, and running the Field Finance function for Oracle’s Global Business Units. Prior to joining Oracle, Ms. Murphy was with Andersen Consulting and Arthur Andersen. Ms. Murphy earned her business and accounting degree from the University of Cork, Ireland and is a Fellow of the Institute of Chartered Accountants.

Rishi Chandna, Director

Mr. Chandna has served as a member of our board of directors since May 2015. Mr. Chandna is a Principal of Golden Gate Capital, which he joined in 2002. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant at Bain & Company. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund. Mr. Chandna holds an M.B.A. from Harvard Business School and a B.A. in Economics from the University of California, Berkeley. Mr. Chandna also serves on the board of directors of several Golden Gate Capital portfolio companies, including BMC Software and LiveVox. We believe Mr. Chandna’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily software and technology services, and his knowledge gained from service on the boards of various other companies.

David Dominik, Director

Mr. Dominik has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor Global Solutions and its predecessor entities from June 2002 until April 2012. Mr. Dominik has served on the board of managers of SoftBrands Holdings, LLC since its inception in August 2009. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik also serves on the board of directors of several Golden Gate Capital portfolio companies, including Aspect Software, Inc., and formerly served as a member of the board of directors of Express, Inc. and Micro Focus International plc. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structures; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Steven J. Feilmeier, Director

Mr. Feilmeier has served as a member of our board of directors since February 2017. Mr. Feilmeier has been the Chief Financial Officer and Executive Vice President of Koch Industries, Inc. (Koch Industries) since 2002. Mr. Feilmeier serves as the President of Koch Holdings, LLC. Mr. Feilmeier also serves on the board of directors of Koch Industries, Koch Chemical Technology Group, Molex and Koch Equity Development LLC (KED). Mr. Feilmeier has Bachelor’s and Master’s degrees from Wichita State University. We believe Mr. Feilmeier’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

C.J. Fitzgerald, Director

Mr. Fitzgerald has served as a member of our board of directors since April 2012. Mr. Fitzgerald is a Managing Director of Summit Partners, L.P. (Summit Partners), which he joined in 2001. From 1997 to 2000, Mr. Fitzgerald served as Chief Executive Officer of North Systems, Inc., a software company. Mr. Fitzgerald also serves on the board of directors of several privately held companies and previously served on the board of directors of Ubiquiti Networks, Inc. from March 2010 to October 2013, Global Cash Access Holdings, Inc. from May 2004 to May 2010 and Visual Sciences, Inc. from May 2002 to January 2008. Mr. Fitzgerald holds a B.S. in Computer Science from the Georgia Institute of Technology and an M.B.A. from Harvard Business School. We believe that Mr. Fitzgerald possesses specific attributes that qualify him to serve as a member of our board of directors including his experience in the private equity and venture capital industries and as a director of public companies.

Matthew Flamini, Director

Mr. Flamini has served as a member of our board of directors since February 2017. Mr. Flamini is the President of Koch Equity Development (since January 2013) and Vice President – Business Development of Koch Industries. He has held prior positions at Koch including Chief Financial Officer of Koch Chemical Technology Group LLC, Chief Financial Officer of Georgia Pacific International Consumer Products and Vice President of Corporate Development Koch Minerals. Mr. Flamini serves as a director for Koch Industries’ subsidiaries Koch Chemical Technology Group, LLC, KED, Koch Equity Investments, LLC, Koch Real Estate Investments, LLC and INVISTA B.V. Mr. Flamini also serves on the board of managers of Summertime Holding Corp. (holding company for Solera Holdings, Inc.) and TL Lighting Holdings, LLC (holding company for Truck-Lite Co., LLC). Mr. Flamini holds an M.B.A. from Columbia Business School and a B.S. in accounting from LaSalle University. We believe Mr. Flamini’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

James B. Hannan, Director

Mr. Hannan has served as a member of our board of directors since February 2017. Mr. Hannan has been the Executive Vice President and Chief Operating Officer—Enterprises, Koch Industries, since March 2017. Mr. Hannan has also served as the Chief Executive Officer and President of Georgia-Pacific from 2007 until 2017. Prior to that, Mr. Hannan held various other executive leadership roles at Georgia-Pacific and other Koch Industries companies since 2004. Mr. Hannan also serves on the board of directors of Koch Industries, GP, Guardian®, Molex, INVISTA and other Koch-affiliated companies. Mr. Hannan also serves as a director or Trustee of several not-for-profit organizations. Mr. Hannan has a B.S. in Business Administration from California State University, East Bay. We believe Mr. Hannan’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Daniel Haspel, Director

Mr. Haspel has served as a member of our board of directors since February 2017. Mr. Haspel joined Golden Gate Capital in 2005 and serves as the firm’s Director of Portfolio Operations. Prior to joining Golden Gate Capital, Mr. Haspel worked as an Associate Consultant in the Boston office of Bain & Company. Mr. Haspel has an M.B.A. from the Kellogg School of Management (Austin Scholar) and a B.A. in Mathematics from the University of Virginia (Phi Beta Kappa). We believe Mr. Haspel’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily software and technology services, and his knowledge gained from service on the boards of various other companies.

Jim Schaper, Director

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

Anthony J. Sementelli, Director

Mr. Sementelli has served as a member of our board of directors since February 2017. Mr. Sementelli serves as Executive Vice President and Chief Financial Officer of Flint Hills Resources, LLC. Mr. Sementelli served as Vice President and Chief Financial Officer of Koch Petroleum Group, which was restructured to form Flint Hills Resources and Koch Supply & Trading, since 2002. Mr. Sementelli held other senior financial positions since joining Koch Industries in 1996. Mr. Sementelli graduated summa cum laude from Villanova University, with a Bachelor’s degree in Accountancy in 1985. We believe Mr. Sementelli’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Brett D. Watson, Director

Mr. Watson has served as a member of our board of directors since February 2017. Mr. Watson is the Senior Managing Director of KED. In that role, Mr. Watson advises Koch Industries and its affiliates with respect to potential acquisitions and other investments and serves on the board of various subsidiaries and portfolio companies. In addition, Mr. Watson serves on the boards of the holding companies for several other entities in which Koch Industries has an investment, including those for The ADT Corporation, Transaction Network Services and Flint Group. Mr. Watson holds a B.S. and an M.B.A. from Binghamton University. We believe Mr. Watson’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal accounting officer and principal financial officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor subpage of our website at www.infor.com/company/infor-investor-relations. Our website is not part of the Amendment. The code is reviewed annually by the Board of Directors of Infor, Inc. (the Board).

Board Committees

The Board is responsible for the general supervision and oversight of the affairs of the Company. In order to assist it in carrying out these duties, the Board has established and delegated certain authority to the following standing committees: the Audit Committee, the Compensation Committee, and the Compliance and Ethics Committee. Each of these committees operates under a charter that has been approved by the Board.

Audit Committee

The Company is not required to have a separately designated standing Audit Committee composed of independent directors, as its securities are not listed on a national securities exchange that requires such independence. However, the Board has established a separately designated standing Audit Committee. The current members of the Audit Committee are Rishi Chandna, Steven J. Feilmeier, Jim Schaper, and Anthony J. Sementelli. Our Board has determined that each of its members is financially literate. However, as we are privately held our Board has determined that it is not necessary to designate one or more of its Audit Committee members as an “audit committee financial expert” at this time.

Management is responsible for the preparation of our financial statements and our internal control over financial reporting and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with the Standards of the Public Company Accounting Oversight Board (PCAOB) (United States) and to issue a report on those financial statements. The Audit Committee’s primary purposes are to regularly report to the Board and assist the Board in its oversight of: (1) the integrity of the Company’s financial statements; (2) the independent auditor’s qualifications and independence, and (3) the performance of the Company’s internal audit function and independent auditors. The Audit Committee’s primary duties and responsibilities include: (1) monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; (2) monitoring the independence and the performance of the Company’s independent auditor and monitoring the performance of the Company’s internal audit function; (3) hiring and firing our independent auditor and approving any non–audit work performed for us by the independent auditor; (4) providing an avenue of communication among the independent auditor, management and the Board; and (5) such other functions as may from time to time be delegated to it by the Board.

Compensation Committee

The Board has established a separately designated standing Compensation Committee. The current members of the Compensation Committee are Rishi Chandna, James B. Hannan, Jim Schaper, and Brett D. Watson. The Compensation Committee has the authority to: (1) select, retain and terminate any consulting firm engaged to assist in the evaluation of director or executive officer compensation; and (2) approve the fees and retention terms of such consulting firm. The Compensation Committee may conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Compensation Committee include: (1) the review and approval of corporate goals and objectives relevant to our Chief Executive Officer’s compensation and evaluation of the Chief Executive Officer’s performance in light of these goals and objectives; (2) the recommendation of the Chief Executive Officer’s compensation level to the Board or changes to such level based on the evaluation of the Chief Executive Officer’s performance; (3) the review and recommendation to the Board of changes to the form and amount of compensation for our directors; (4) the review and approval of all matters relating to the compensation of our other executive officers; (5) the review and recommendation to the Board of any changes to the Company’s compensation principles and philosophy; (6) oversight of overall compensation and benefit programs and policies; (7) the review, approval and administration of the Company’s incentive compensation programs and equity-based plans; and (8) the annual preparation of report on executive compensation and review of the Company’s disclosures relating to executive compensation including our Compensation Discussion and Analysis and executive and director compensation tables.

Compliance and Ethics Committee

The Board has established a separately designated standing Compliance and Ethics Committee. The current members of the Compliance and Ethics Committee are Rishi Chandna, Matthew Flamini, James B. Hannan, and Jim Schaper. The Compliance and Ethics Committee has the authority to conduct or authorize studies and investigations into any matters within the scope of its responsibilities and may retain outside legal or other advisors to assist in the conduct of any such study or investigation. The primary responsibilities of the Compliance and Ethics Committee include: (1) providing effective oversight of the Company’s management with respect to compliance and ethics matters, including with respect to the appropriate level of resources for the Company to devote to compliance and ethics; (2) communicating the Board’s requirements with respect to compliance and ethics to management, and reporting to the Board as necessary on its activities and on compliance and ethics issues; (3) providing oversight to see that the Company’s Compliance and Ethics Program and its compliance and ethics-related activities satisfy the requirements for an effective compliance and ethics program set forth in the Federal Sentencing Guidelines of the U.S. Department of Justice, and in other applicable authorities, which is the expectation of the Board; and (4) providing guidance to management, including, but not limited to, the compliance and ethics and legal capabilities, on compliance and ethics matters.

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

The discussion below explains our compensation decisions with respect to fiscal 2017. Our named executive officers during fiscal 2017 were:

•	Charles Phillips, Chief Executive Officer and Director;

•	Kevin Samuelson, Chief Financial Officer;

•	Jeffrey Laborde, Former Chief Financial Officer;

•	Duncan Angove, Co-President, Product and Support;

•	Stephan Scholl, Co-President, Global Field Operations; and

•	Pam Murphy, Chief Operating Officer.

Role of Our Compensation Committee

We have established a Compensation Committee that evaluates and determines the levels and forms of individual compensation for our named executive officers. Under the terms of its charter, our Compensation Committee reviews and either approves, on behalf of the Board, or recommends to the Board for approval, the annual salaries and other compensation for these executive officers, as well as individual restricted common equity awards granted by Infor and certain of our affiliated companies from time to time. The Compensation Committee consults with our management team (including the named executive officers) to develop and determine all components of our executive officer compensation, and provides assistance and recommendations to the Board with respect to executive incentive compensation plans, equity-based plans, compensation policies and practices for establishing appropriate executive compensation standards. The Compensation Committee also assists with the administration of our compensation and benefit plans.

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

A summary of the base salary of our fiscal 2017 named executive officers is as follows:

Charles Phillips—We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000.

Kevin Samuelson—We entered into an executive employment agreement with Kevin Samuelson, dated effective as of July 12, 2016, which provides for an annual base salary of $600,000.

Jeffrey Laborde—We entered into an executive employment agreement with Jeffrey Laborde, dated effective as of June 26, 2015, which provides for an annual base salary of $450,000. Effective as of July 12, 2016, Mr. Laborde is no longer our Chief Financial Officer.

Duncan Angove—We entered into an executive employment agreement with Duncan Angove, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

Stephan Scholl—We entered into an executive employment agreement with Stephan Scholl, dated effective as of December 1, 2010, which provides for an annual base salary of $600,000.

Pam Murphy— We entered into an executive employment agreement with Pam Murphy, amended effective as of January 25, 2012, which provides for an annual base salary of $500,000.

Annual Cash Incentive Payments. In addition to annual base salaries, we generally award annual cash incentive payments to our named executive officers. The annual cash incentive payments are intended to compensate our named executive officers for achieving operating performance objectives in the current year that are important to our success. Cash incentive payments are awarded pursuant to individual bonus arrangements with each named executive officer for each fiscal year. This bonus arrangement is designed to motivate, reward and acknowledge achievement by our employees by explicitly tying annual cash bonus payments to the achievement of annual performance targets based upon our consolidated financial results, as adjusted based upon individual performance objectives. Our performance-based bonus plan is administered jointly by our Chief Financial Officer, who is responsible for monitoring the financial performance measurements, and, in respect of our executive officers, our Chief Executive Officer, who is responsible for monitoring individual performance measurements for such individuals. Our Compensation Committee will recommend and approve all targets and payouts under our bonus arrangements, subject to the review and approval of the applicable Board and our Chief Executive Officer (other than with respect to matters affecting our Chief Executive Officer’s compensation, which are approved by the Board in consultation with the Compensation Committee). Executives are generally eligible for payments under our performance-based bonus arrangement if they have earned such payments for the prior fiscal year.

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal 2017 as further described below:

For fiscal 2017, Charles Phillips’ annual cash performance incentive target bonus amount was $2,400,000 pursuant to a bonus plan.

For fiscal 2017, Kevin Samuelson’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2017, Duncan Angove’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2017, Stephan Scholl’s annual cash performance incentive target bonus amount was $1,600,000 pursuant to a bonus plan.

For fiscal 2017, Pam Murphy’s annual cash performance incentive target bonus amount was $800,000 pursuant to a bonus plan.

For fiscal 2017, no formal annual performance targets were established and no incentive payments were made to our named executive officers under the performance-based bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The fiscal 2017 discretionary cash bonus amounts awarded to the executive management team are as follows and are noted in the summary compensation table:

For fiscal 2017, Charles Phillips earned discretionary bonus awards totaling $2,400,000.

For fiscal 2017, Kevin Samuelson earned discretionary bonus awards totaling $1,600,000.

For fiscal 2017, Duncan Angove earned discretionary bonus awards totaling $1,600,000.

For fiscal 2017, Stephan Scholl earned discretionary bonus awards totaling $1,600,000.

For fiscal 2017, Pam Murphy earned discretionary bonus awards totaling $800,000.

Successful Transaction Cash Bonuses. In the fourth quarter of fiscal 2017, an affiliate of KED, the investment and acquisition subsidiary of Koch Industries, completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017 (the KED Purchase). In connection with the KED Purchase, each of our named executive officers received a one-time bonus for the successful consummation of the KED Purchase. The fiscal 2017 one-time transaction bonus amounts awarded to the executive management team are as follows and are noted in the summary compensation table:

For fiscal 2017, Charles Phillips earned a one-time transaction bonus award totaling $32,656,475.

For fiscal 2017, Kevin Samuelson earned a one-time transaction bonus award totaling $2,697,408.

For fiscal 2017, Duncan Angove earned a one-time transaction bonus award totaling $18,509,508.

For fiscal 2017, Stephan Scholl earned a one-time transaction bonus award totaling $18,526,806.

For fiscal 2017, Pam Murphy earned a one-time transaction bonus award totaling $8,407,259.

Long-Term Restricted Common Equity Awards. The restricted common equity awards granted to our named executive officers typically vest over time and are based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment through the relevant vesting dates. The vesting schedules for the restricted common equity awards were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long term, as well as to promote executive retention based on market conditions. The restricted common equity awards granted to our fiscal 2017 named executive officers consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and corresponds to the enterprise value of Infor and its direct and indirect subsidiaries. References to such Equity Awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment. See Grants of Plan-Based Awards in Fiscal 2017 and Outstanding Equity Awards at 2017 Fiscal-Year End below.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our fiscal 2017 named executive officers for services rendered to us during the applicable fiscal years.

Name and Title	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(16)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)(17)	Total ($)
Charles Phillips	2017	800,000	35,056,475	(1)	7,415,992	—	27,777	43,300,244
Chief Executive Officer	2016	500,000	2,400,000	(2)	1,650,000	—	53,493	4,603,493
	2015	733,334	2,400,000	(3)	—	—	47,964	3,181,298
Kevin Samuelson	2017	484,091	4,297,408	(4)	7,587,557	—	2,400	12,371,456
Chief Financial Officer
Jeffrey Laborde (5)	2017	97,290	—		—	—	358,650	455,940
Former Chief Financial Officer	2016	380,114	1,200,000	(6)	3,244,000	—	88,361	4,912,475
Duncan Angove	2017	600,021	20,109,508	(7)	4,203,343	—	5,765	24,918,637
Co-President, Product and Support	2016	600,000	1,600,000	(8)	1,650,000	—	2,400	3,852,400
	2015	550,000	1,600,000	(9)	1,427,287	—	6,331	3,583,618
Stephan Scholl	2017	600,021	20,126,806	(10)	4,207,271	—	613,187	25,547,285
Co-President, Global Field Operations	2016	600,000	1,600,000	(11)	1,650,000	—	588,634	4,438,634
	2015	550,000	1,600,000	(12)	1,427,287	—	635,475	4,212,762
Pam Murphy	2017	500,000	9,207,259	(13)	1,909,213	—	2,400	11,618,872
Chief Operating Officer	2016	500,000	800,000	(14)	1,087,500	—	2,400	2,389,900
	2015	458,334	1,000,000	(15)	—	—	2,400	1,460,734

(1)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $32.7 million one-time transaction bonus related to the KED Purchase.
(2)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(3)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(4)	Mr. Samuelson’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $2.7 million one-time transaction bonus related to the KED Purchase.
(5)	Effective as of July 12, 2016, Mr. Laborde is no longer our Chief Financial Officer.
(6)	Mr. Laborde’s bonus includes $1.2 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(7)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $18.5 million one-time transaction bonus related to the KED Purchase.
(8)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(9)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(10)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $18.5 million one-time transaction bonus related to the KED Purchase.
(11)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(12)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(13)	Ms. Murphy’s bonus includes $0.8 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $8.4 million one-time transaction bonus related to the KED Purchase.
(14)	Ms. Murphy’s bonus includes $0.8 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(15)	Ms. Murphy’s bonus includes $1.0 million discretionary bonus related to our operating performance and debt refinancing transactions in fiscal 2015.
(16)	Aggregate grant date fair value based on Financial Accounting Standards Board (FASB) ASC Topic 718 rather than amounts paid to or realized by the named individual.
(17)	These amounts include all other compensation as described in the following table:

Name	Fiscal Year	Retirement Plan Contributions ($)(a)	Sales Incentive Club Trip ($)(b)	Executive’s Use of Company Aircraft ($)(c)	Other ($)		Total ($)
Charles Phillips	2017	2,400	—	25,377	—		27,777
	2016	2,400	—	51,093	—		53,493
	2015	2,400	—	45,564	—		47,964
Kevin Samuelson	2017	2,400	—	—	—		2,400
Jeffrey Laborde	2017	2,400	—	—	356,250	(d)	358,650
	2016	2,400	—	—	85,961	(e)	88,361
Duncan Angove	2017	2,400	—	—	3,365	(e)	5,765
	2016	2,400	—	—	—		2,400
	2015	2,400	—	3,931	—		6,331
Stephan Scholl	2017	—	—	—	613,187	(f)	613,187
	2016	—	—	—	588,634	(f)	588,634
	2015	—	66,759	1,839	566,877	(f)	635,475
Pam Murphy	2017	2,400			—		2,400
	2016	2,400	—	—	—		2,400
	2015	2,400	—	—	—		2,400

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include commercial airfare and incremental costs of food and activities related to sales and service incentive program events.
(c)	These amounts include estimated values of personal use of the Company’s aircraft.
(d)	This amount represents severance and related payments.
(e)	These amounts include relocation and temporary living expenses.
(f)	These amounts include housing allowance, cost-of-living, and related tax gross-ups paid in conjunction with Mr. Scholl’s extended work assignment.

Grants of Plan-Based Awards in Fiscal 2017

The following table provides supplemental information relating to grants of plan-based awards to our named executive officer’s in fiscal 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares of		Grant Date Fair Value of Stock and Option
	Award	Grant	Threshold	Target	Maximum	Stock or Units		Awards
Name	Type	Date	($)	($)	($)	(#)(3)		($)(4)
Charles Phillips	Performance Bonus	5/1/2016	—	2,400,000	—	—		—
	MIUs	2/17/2017	—	—	—	14,541,160	(5)	7,415,992
Kevin Samuelson	Performance Bonus	7/12/2016	—	1,600,000	—	—		—
	MIUs	8/19/2016	—	—	—	750,000	(6)	6,975,000
	MIUs	2/17/2017	—	—	—	1,201,092	(5)	612,557
Duncan Angove	Performance Bonus	5/1/2016	—	1,600,000	—	—		—
	MIUs	2/17/2017	—	—	—	8,241,849	(5)	4,203,343
Stephan Scholl	Performance Bonus	5/1/2016	—	1,600,000	—	—		—
	MIUs	2/17/2017	—	—	—	8,249,551	(5)	4,207,271
Pam Murphy	Performance Bonus	5/1/2016	—	800,000	—	—		—
	MIUs	2/17/2017	—	—	—	3,743,555	(5)	1,909,213

(1)	Non-equity incentive plan awards based on Infor’s attainment of operating performance targets.
(2)	For fiscal 2017, specific operating performance targets related to the Performance Bonus were not established and no amounts were paid based on the level of achievement of specific operating performance.
(3)	Management Incentive Units (MIUs) granted under the Infor Enterprise Applications, LP Agreement of Limited Partnership or the IGS Holding LP Agreement of Limited Partnership. Infor Enterprise Applications, LP (Infor Enterprise) and IGS Holding LP (IGS Holding) are affiliates of the parent company of Infor, Inc. These MIUs are for Class C non-voting Units of Infor Enterprise or IGS Holding.
(4)	Aggregate grant date fair value based on FASB ASC Topic 718.
(5)	MIU awards for IGS Holding Class C Units granted February 17, 2017, which vested 100% upon grant. These grants were made in conjunction with the consummation of the KED Purchase.
(6)	MIU awards for Infor Enterprise Class C-10 Units granted August 19, 2016, vesting 25% per year over four years on each anniversary of the grant date. Vesting of these MIUs was fully accelerated in conjunction with the consummation of the KED Purchase on February 17, 2017.

Outstanding Equity Awards at 2017 Fiscal-Year End

As of the end of fiscal 2017, there were no unvested equity awards outstanding held by our named executive officers.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2017. For purposes of this disclosure item, no Equity Awards vested during fiscal 2017 such that value was realized with the exception of certain Infor Enterprise Class C Units that became fully vested in conjunction with the consummation of the KED Purchase on February 17, 2017. See “Certain Relationships and Related Transactions and Director Independence—Related Transactions” below.

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

Mr. Phillips is currently entitled to receive an annual base salary of $800,000 and entitled to such increases in his annual base salary as may be determined by the Company’s Board or Compensation Committee from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Phillips is also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Phillips’ achievement of performance targets. Mr. Phillips was also eligible to receive certain additional bonuses in the event of a company sale, liquidity event or refinancing (in each case, as defined in his employment agreement). Mr. Phillips was also eligible to receive certain restricted common equity awards with a market value equal to $10,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and two additional restricted common equity awards, each with a market value equal to $5,000,000 as of the date of such grant on each of the first and second anniversaries following an IPO.

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

If Mr. Phillips’ employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Phillips for “good reason” (as defined in his employment agreement), Mr. Phillips shall be entitled to (i) an amount equal to two years of Mr. Phillips’ then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the performance bonus Mr. Phillips would have otherwise been entitled to for that fiscal year, prorated to account for the portion of such fiscal year during which Mr. Phillips was employed by us. The payments set forth in (i) and (ii) in the previous sentence shall be increased to (i) three years of Mr. Phillips’ then-current base salary and (ii) three times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments), respectively, if such termination occurs in connection with or following a change in control where the change in control does not also result in Mr. Phillips receiving certain additional bonuses relating to a liquidity event, IPO or refinancing as such terms are defined in his employment agreement. Additionally, provided that Mr. Phillips is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Phillips would become fully vested. As a condition to our obligation to pay Mr. Phillips’ severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

Mr. Phillips is subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter. During his employment term and for one year after his termination date, Mr. Phillips also covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Mr. Phillips’s Executive Employment Agreement was amended on February 17, 2017 (the Phillips Amendment). Pursuant to the Phillips Amendment, Mr. Phillips received (i) a one-time transaction bonus in the amount of $32,656,475, (ii) a grant of 14,541,160 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding pursuant to an allocation determined by the Board. Mr. Phillips is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any transaction fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements (the Transaction Fee). Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Mr. Phillips also agreed to waive any rights he may have had or may in the future have, related to the additional bonuses he was entitled to in the event of a company sale, liquidity event or refinancing, and the restricted common equity awards he was entitled to in the event of an IPO as discussed above under his original Executive Employment Agreement.

Upon the termination of Mr. Phillips’s employment for any reason: (a) all unvested Class D Units held by Mr. Phillips as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Phillips may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Phillips’s Executive Employment Agreement and the Phillips Amendment.

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

Mr. Samuelson is currently entitled to receive an annual base salary of $600,000 and to such increases as may be determined by the Board from time to time. Mr. Samuelson is also eligible to earn an annual cash bonus of up to $1,600,000 based on his achievement of certain performance targets to be determined by the Board. In addition, Mr. Samuelson received 750,000 Class C Units of Infor Enterprise. Mr. Samuelson is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to other officers.

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

If Mr. Samuelson’s employment is terminated by us without “cause” or by Mr. Samuelson for “good reason” (in each case as defined in his employment agreement), Mr. Samuelson will be entitled to an amount equal to 18 months of Mr. Samuelson’s then-current base salary plus $18,000 (per month), payable in equal monthly installments over an 18-month period immediately following Mr. Samuelson’s termination. As a condition to our obligation to pay Mr. Samuelson’s severance, he would be required to execute and deliver a general release within 60 days following the date of his termination.

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

Mr. Samuelson’s Executive Employment Agreement was amended on February 17, 2017 (the Samuelson Amendment), Pursuant to the Samuelson Amendment, Mr. Samuelson received (i) a one-time transaction bonus in the amount of $2,697,408, (ii) a grant of 1,201,092 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding pursuant to an allocation determined by the Board. Mr. Samuelson is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Mr. Samuelson’s employment for any reason: (a) all unvested Class D Units held by Mr. Samuelson as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Samuelson may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Samuelson’s Executive Employment Agreement and the Samuelson Amendment.

Executive Employment Agreement with Jeffrey Laborde

Effective as of July 12, 2016, we entered into a Transition Consulting Letter Agreement with Mr. Laborde. Pursuant to this agreement, Mr. Laborde’s employment with the Company as our Chief Financial Officer terminated, and he agreed to serve as a consultant to Infor and its affiliates for a period of 18 months following his departure to assist with the orderly transition of the Chief Financial Officer duties. As consideration, Mr. Laborde will be entitled to receive a one-time fee of $500,000 in the event of a sale of our affiliate Infor Enterprise during the 18-month consulting period. As a condition to his receiving the one-time fee, Mr. Laborde would be required to execute and deliver a general release of claims to Infor. Mr. Laborde will continue to be subject to the confidentiality, non-compete and non-solicitation provisions of his employment agreement during the consulting period, among other things. The consulting agreement does not modify or terminate Mr. Laborde’s vested incentive units or his indemnification agreement with the Company. Mr. Laborde’s unvested incentive units have been forfeited and cancelled.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the consulting agreement.

Executive Employment Agreement. Prior to Mr. Laborde’s departure, we had entered into an Executive Employment Agreement, effective as of June 26, 2015, with Jeffrey Laborde, pursuant to which Mr. Laborde served as our Chief Financial Officer.

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

Mr. Laborde was also entitled to participate in our employee benefit plans on the same basis as those benefits were generally made available to our other executive officers. We also agreed to indemnify Mr. Laborde in connection with his capacity as our officer.

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

Mr. Angove is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Angove was also eligible to receive certain additional restricted common equity awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional restricted common equity award with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Angove in connection with his capacity as our officer.

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

If Mr. Angove’s employment is terminated by us without “cause” or by Mr. Angove for “good reason” (in each case as defined in his employment agreement), Mr. Angove shall be entitled to (i) an amount equal to two years of Mr. Angove’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Angove by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Angove would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Angove is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested Equity Awards held by Mr. Angove would become fully vested. As a condition to our obligation to pay Mr. Angove’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

Mr. Angove is subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter. During his employment term and for one year after his termination date, Mr. Angove also covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Mr. Angove’s Executive Employment agreement was amended on February 17, 2017 (the Angove Amendment). Pursuant to the Angove Amendment, Mr. Angove received (i) a one-time transaction bonus in the amount of $18,509,508, (ii) a grant of 8,241,849 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding pursuant to an allocation determined by the Board. Mr. Angove is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Mr. Angove also agreed to waive any rights he may have had or may in the future have, related to the restricted common equity awards he was entitled to in the event of an IPO as discussed above under his original Executive Employment Agreement.

Upon the termination of Mr. Angove’s employment for any reason: (a) all unvested Class D Units held by Mr. Angove as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Angove may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Angove’s Executive Employment Agreement and the Angove Amendment.

Executive Employment Agreement with Stephan Scholl

Executive Employment Agreement. We have entered into an Executive Employment Agreement, effective as of December 1, 2010, and amended as of January 13, 2012, with Stephan Scholl, pursuant to which Mr. Scholl currently serves as our President, Global Field Operations. The employment term is a five-year term. Unless either the Company or Mr. Scholl provides notice of a desire not to renew 90 days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

Mr. Scholl is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. Mr. Scholl was also eligible to receive certain additional restricted common equity awards with a market value equal to $5,000,000 as of the date of such grant, in the event of an IPO (as defined in his employment agreement) and an additional restricted common equity award with a market value equal to $5,000,000 as of the date of such grant on the first anniversary following an IPO. We have also agreed to indemnify Mr. Scholl in connection with his capacity as our officer.

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

Mr. Scholl is subject to a covenant not to disclose our confidential information during his employment term and at all times thereafter. During his employment term and for one year after his termination date, Mr. Scholl also covenants not to compete with us, not to interfere or disrupt the relationships we have with any joint venture party, licensor, supplier or other person having a business relationship with the Company, not to solicit or hire any of our employees and not to publish or make any disparaging statements about us or any of our directors, officers or employees.

Mr. Scholl’s Executive Employment Agreement was amended on February 17, 2017 (the Scholl Amendment). Pursuant to the Scholl Amendment, Mr. Scholl received (i) a one-time transaction bonus in the amount of $18,526,806, (ii) a grant of 8,249,551 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding pursuant to an allocation determined by the Board. Mr. Scholl is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Mr. Scholl also agreed to waive any rights he may have had or may in the future have, related to the restricted common equity awards he was entitled to in the event of an IPO as discussed above under his original Executive Employment Agreement.

Upon the termination of Mr. Scholl’s employment for any reason whatsoever: (a) all unvested Class D Units held by Mr. Scholl as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Scholl may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Scholl’s Executive Employment Agreement or the Scholl Amendment.

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We have entered into an Amended and Restated Employment Agreement, effective as of January 25, 2012, with Pam Murphy, pursuant to which Ms. Murphy serves as our Chief Operating Officer. The original employment term continued through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90 days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

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

Ms. Murphy is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers. Ms. Murphy was also eligible to receive certain additional restricted common equity awards with a market value equal to $2,000,000 as of the date of such grant, in the event of an IPO (as defined in her employment agreement) and additional restricted common equity awards with a market value equal to $2,000,000 upon the first anniversary following an IPO. We have also agreed to indemnify Ms. Murphy in connection with her capacity as our officer.

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

Ms. Murphy is subject to a covenant not to disclose our confidential information during her employment term and at all times thereafter. During her employment term and for one year thereafter, Ms. Murphy also covenants not to compete with us, not to interfere or disrupt the relationships we have with any supplier, licensee, licensor, customer or other person having a business relationship with the Company and not to solicit or hire any of our employees.

Ms. Murphy’s employment agreement was amended on February 17, 2017 (the Murphy Amendment). Pursuant to the Murphy Amendment, Ms. Murphy received (i) a one-time transaction bonus in the amount of $8,407,259, (ii) a grant of 3,743,555 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding pursuant to an allocation determined by the Board. Ms. Murphy is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Ms. Murphy also agreed to waive any rights she may have had or may in the future have, related to the restricted common equity awards she was entitled to in the event of an IPO as discussed above under her Amended and Restated Employment Agreement.

Upon the termination of Ms. Murphy’s employment for any reason: (a) all unvested Class D Units held by Ms. Murphy as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class D Units held by Ms. Murphy may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Ms. Murphy’s Executive Employment Agreement or the Murphy Amendment.

Payments upon Termination or Change of Control

The following table presents payments payable upon termination or change of control for our fiscal 2017 named executive officers pursuant to the applicable executive employment agreements, as amended, and equity award agreements.

Name	Death or Disability on 4/30/2017 and No Change in Control ($)	Involuntary Not For Cause Termination on 4/30/2017 and No Change in Control ($)	Voluntary Termination for Good Reason on 4/30/2017 and No Change in Control ($)	Change in Control on 4/30/2017 (Without Termination of Employment and Successor Assumes Stock Options, Restricted Stock and RSU’s) ($)	Change in Control on 4/30/2017 (Without Termination of Employment and Successor Cancels Stock Options, Restricted Stock and RSU’s) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on 4/30/2017 ($)
Charles Phillips
Severance and Termination Payments	—	6,400,000	6,400,000	—	—	6,400,000
Vested Equity Award Payments	—	—	—	12,033,414	12,033,414	12,033,414

Total	—	6,400,000	6,400,000	12,033,414	12,033,414	18,433,414

Kevin Samuelson
Severance and Termination Payments	—	1,224,000	1,224,000	—	—	1,224,000
Vested Equity Award Payments	—	—	—	7,879,330	7,879,330	7,879,330

Total	—	1,224,000	1,224,000	7,879,330	7,879,330	9,103,330

Duncan Angove
Severance and Termination Payments	—	4,400,000	4,400,000	—	—	4,400,000
Vested Equity Award Payments	—	—	—	5,858,332	5,858,332	5,858,332

Total	—	4,400,000	4,400,000	5,858,332	5,858,332	10,258,332

Stephan Scholl
Severance and Termination Payments	—	4,400,000	4,400,000	—	—	4,400,000
Vested Equity Award Payments	—	—	—	5,858,332	5,858,332	5,858,332

Total	—	4,400,000	4,400,000	5,858,332	5,858,332	10,258,332

Pam Murphy
Severance and Termination Payments	—	500,000	500,000	—	—	500,000
Vested Equity Award Payments	—	—	—	1,972,558	1,972,558	1,972,558

Total	—	500,000	500,000	1,972,558	1,972,558	2,472,558

Named Executive Officer	Cash ($)	Equity ($)	Total ($)
Charles Phillips	6,400,000	12,033,414	18,433,414
Kevin Samuelson	1,224,000	7,879,330	9,103,330
Duncan Angove	4,400,000	5,858,332	10,258,332
Stephan Scholl	4,400,000	5,858,332	10,258,332
Pam Murphy	500,000	1,972,558	2,472,558

Named Executive Officer	Severance Payment ($)	Payments In Lieu of Benefits Continuation ($)	Outplacement Assistance ($)	Pro-Rata Bonus ($)(1)	Total Cash ($)
Charles Phillips	6,400,000	—	—	—	6,400,000
Kevin Samuelson	1,224,000	—	—	—	1,224,000
Duncan Angrove	4,400,000	—	—	—	4,400,000
Stephan Scholl	4,400,000	—	—	—	4,400,000
Pam Murphy	500,000	—	—	—	500,000

(1)	Bonuses are included in the severance payment column.

Named Executive Officer	Single Trigger ($)	Double Trigger ($)
Charles Phillips	12,033,414	6,400,000
Kevin Samuelson	7,879,330	1,224,000
Duncan Angrove	5,858,332	4,400,000
Stephan Scholl	5,858,332	4,400,000
Pam Murphy	1,972,558	500,000

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

Directors Compensation

Infor, Inc.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Rishi Chandna	—	—	—	—	—		—
David Dominik	—	—	—	—	—		—
Steven J. Feilmeier	—	—	—	—	—		—
C.J. Fitzgerald	—	—	—	—	—		—
Matthew Flamini	—	—	—	—	—		—
James B. Hannan	—	—	—	—	—		—
Daniel Haspel	—	—	—	—	—		—
Jim Schaper	—	—	—	—	13,514,563	(1)	13,514,563
Anthony J. Sementelli	—	—	—	—	—		—
Brett D. Watson	—	—	—	—	—		—

(1)	Mr. Schaper’s compensation includes $440,000 salary earned during fiscal 2017, $13,059,577 million related to a one-time transaction bonus and reimbursement of expenses related to the KED Purchase, $2,400 in Company matching 401(k) contributions, and $12,586 estimated value of personal use of the Company’s aircraft.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2017. This report is provided by the following directors, as members of the Compensation Committee:

Rishi Chandna	James B. Hannan
Jim Schaper	Brett D. Watson

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 17, 2017, certain information with respect to the beneficial ownership of the common stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each fiscal 2017 named executive officer listed in the Summary Compensation Table and all of our fiscal 2017 executive officers and directors as a group.

Name of Beneficial Holder	Number of Shares of Stock Owned	Percent of Common Stock
Golden Gate Capital (1)	423	42.3%
Summit Partners (2)	127	12.7%
Koch Industries, Inc. (3)	450	45.0%
Rishi Chandna (4)	423	42.3%
David Dominik (4)	423	42.3%
Steven J. Feilmeier	—	—
C.J. Fitzgerald (5)	127	12.7%
Matthew Flamini	—	—
James B. Hannan	—	—
Daniel Haspel (4)	423	42.3%
Jim Schaper	—	—
Anthony J. Sementelli	—	—
Brett D. Watson	—	—
Charles Phillips (6)	—	—
Kevin Samuelson (7)	—	—
Jeffrey Laborde	—	—
Duncan Angove (8)	—	—
Stephan Scholl (9)	—	—
Pam Murphy (10)	—	—
All Directors and Officers (4)(5)	550	55.0%

(1)	Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: approximately 871.2 million Voting Units of IGS Holding held indirectly by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P. and Softbrands Holdings, LLC (of which investment funds affiliated with Golden Gate Capital hold 100% of the outstanding voting securities). The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Chandna and Dominik disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(2)	Shares beneficially owned by entities affiliated with and advised by Summit Partners as follows: approximately 261.2 million Voting Units of IGS Holding held indirectly by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares.
(3)	Voting Units of IGS Holding beneficially owned by entities affiliated with Koch Industries as follows: approximately 987.6 million Voting Units held indirectly by Koch Industries. The address of Koch Industries is 4111 East 37th Street North, Wichita, KS 67220.

(4)	Consists of the units listed in footnote (1) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital, and Mr. Haspel serves as a principal of Golden Gate Capital, and each may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Chandna, Dominik, and Haspel disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(5)	Consists of the units listed in footnote (2) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(6)	Class C Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Phillips does currently own approximately 14.5 million Class C Units of IGS Holding, which were granted to Mr. Phillips for no monetary consideration. Mr. Phillips also currently owns 39.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration.
(7)	Class C Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Samuelson does currently own approximately 1.2 million Class C Units of IGS Holding, which were granted to Mr. Samuelson for no monetary consideration. Mr. Samuelson also currently owns 25.5 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Samuelson for no monetary consideration.
(8)	Class C Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own approximately 8.2 million Class C Units of IGS Holding, which were granted to Mr. Angove for no monetary consideration. Mr. Angove also currently owns 19.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration.
(9)	Class C Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own approximately 8.2 million Class C Units of IGS Holding, which were granted to Mr. Scholl for no monetary consideration. Mr. Scholl also currently owns 19.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration.
(10)	Class C Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own approximately 3.7 million Class C Units of IGS Holding, which were granted to Ms. Murphy for no monetary consideration. Ms. Murphy also currently owns 6.4 million non-voting Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Although the Board has not adopted a written policy or procedure for the review, approval and ratification of related person transactions, the Board or Audit Committee reviews relationships and transactions in which we and our employees, directors, officers and beneficial owners of more than 5% of our common stock or their immediate family members are participants to determine whether those persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, the Board or Audit Committee will decide whether the related-person transaction is appropriate and will approve only those transactions that are in our best interests.

Infor Enterprise, an affiliate of the parent company of Infor, established an “Executive Liquidity Program,” which authorized the buy back from certain of our executives up to $120.5 million in MIUs. These MIUs are for Class C non-voting Units of Infor Enterprise. Pursuant to the Executive Liquidity Program, such executives were given a put option on certain of their MIUs, pursuant to which these MIUs would be sold to Infor Enterprise on predetermined dates. Throughout fiscal 2017, a total of six employees exercised put options on approximately 0.7 million MIUs, and Infor Enterprise paid a total of $14.9 million to repurchase such MIUs. Throughout fiscal 2016, a total of 16 employees exercised put options on approximately 0.8 million MIUs, and Infor Enterprise paid a total of $20.9 million to repurchase such MIUs. Throughout fiscal 2015, a total of 19 employees exercised put options on approximately 1.9 million MIUs, and Infor Enterprise paid a total of $50.4 million to repurchase such MIUs. The payment of these equity distributions were funded primarily through Infor dividend distributions to Infor Enterprise.

In conjunction with the KED Purchase (see Note 13, Common Stock and Note 16, Share Purchase and Option Plans, in Notes to Consolidated Financial Statements of the Original Filing), the remaining cash settlement options under the Executive Liquidity Program were waived. Also in connection with the KED Purchase, all outstanding, non-vested Infor Enterprise Class C MIUs became vested MIUs under the Infor Enterprise Agreement, and the holders received a pro-rata share of the proceeds of the KED Purchase. As a result, in fiscal 2017, a total of 114 employees, including our executive officers, received a total of $139.7 million relating to these MIU awards.

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

Item 14. Principal Accounting Fees and Services

For the fiscal years ended April 30, 2017 and 2016, PricewaterhouseCoopers LLP (PwC) served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2017 and 2016, respectively.

Service Type	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$4,946,107	$5,589,164
Audit-Related Fees (2)	247,390	530,200
Tax Fees (3)	968,538	57,001
All Other Fees (4)	936,352	10,919

Total	$7,098,387	$6,187,284

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for acquisition due diligence, services related to regulatory matters and other audit related services.
(3)	Consists of fees incurred for tax matters related to the KED Purchase, tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for sell side due diligence in connection with the KED Purchase, subscriptions to an accounting and reporting library and VAT tax rate service, and training.

The Audit Committee, after review and discussion with PwC of the preceding information, determined that the provision of these services was compatible with maintaining PwC’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee adopted pre-approval policies and procedures for audit and non-audit services in July 2012. Since the date of adoption, the Audit Committee has approved all the services performed by PwC.

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

INFOR, INC.

Dated: July 26, 2017	By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS (ITEM 15(a) 3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2(2)	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(3)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.4).

10.1(4)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(4)	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(5)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(6)	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(7)	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(8)	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(9)	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.8(10)	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.9(11)	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.10(12)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.11(12)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

Number	Description

10.12(12)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.13(12)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.14(12)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.15(12)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.16(13)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.17(14)	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde.

10.18(15)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.19(16)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.20(16)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

10.21(17)	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.

10.22(18)	Agreement and Plan of Merger, dated June 23, 2016, by and among Infor (US), Inc., Infor Retail Holdings, Inc., Logicblox-Predictix Holdings, Inc. and Fortis Advisors LLC, as seller representative.

10.23(19)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.24(19)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.25(20)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.26(20)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

12.1(21)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(21)	Subsidiaries of Infor, Inc.

24.1(21)	Powers of Attorney (included on signature page)

31.1(22)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

31.2(22)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Kevin Samuelson

32.1(21)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Charles E. Phillips, Jr.

32.2(21)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act— Kevin Samuelson

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith:

i.	Consolidated Balance Sheets at April 30, 2017 and 2016,

ii.	Consolidated Statements of Operations for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,

iii.	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,

iv.	Consolidated Statements of Stockholders’ Deficit for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015,

v.	Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2017 and 2016, and the 11 months ended April 30, 2015, and

vi.	Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(5)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(6)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(7)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(8)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(9)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(10)	Incorporated by reference to the Form 8-K filed on August 16, 2016.
(11)	Incorporated by reference to the Form 8-K filed on February 10, 2017.
(12)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(13)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(14)	Incorporated by reference to the Form 10-K/A filed on July 22, 2016.
(15)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(16)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(17)	Incorporated by reference to the Form 8-K filed on July 15, 2016.
(18)	Incorporated by reference to the Form 8K filed on June 28, 2016.
(19)	Incorporated by reference to the Form 10-Q filed on December 9, 2016.
(20)	Incorporated by reference to the Form 10-Q filed on March 2, 2017.
(21)	Previously furnished or filed with the Company’s Form 10-K for fiscal 2017 filed on June 26, 2017.
(22)	Filed herewith.