Form 10-Q
period 2017-07-31
Infor, Inc.
filed 2017-09-14
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

The number of shares of our common stock outstanding on September 5, 2017, was 1,000, par value $0.01 per share.

INFOR, INC.

Form  10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed with the SEC on June 26, 2017 (our Annual Report on Form 10-K).

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

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company (as defined below), through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/infor-investors-relations/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “About-Investors” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Quarterly Report on Form 10-Q.

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	July 31,	April 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$277.9	$305.8
Accounts receivable, net	413.6	446.6
Prepaid expenses	169.3	161.1
Income tax receivable	22.3	24.9
Other current assets	24.1	26.5
Deferred tax assets	—	36.3

Total current assets	907.2	1,001.2
Property and equipment, net	174.5	161.5
Intangible assets, net	769.8	774.6
Goodwill	4,643.2	4,488.0
Deferred tax assets	91.2	71.8
Other assets	101.8	95.4

Total assets	$6,687.7	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81.3	$105.1
Income taxes payable	25.0	34.0
Accrued expenses	385.5	478.0
Deferred tax liabilities	—	1.0
Deferred revenue	1,061.7	1,016.5
Current portion of long-term obligations	33.3	32.4

Total current liabilities	1,586.8	1,667.0
Long-term debt, net	5,741.0	5,618.5
Deferred tax liabilities	77.9	91.5
Other long-term liabilities	206.8	209.8

Total liabilities	7,612.5	7,586.8

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	1,290.5	1,215.2
Receivable from stockholders	(59.2)	(59.2)
Accumulated other comprehensive (loss) income	(108.7)	(278.2)
Accumulated deficit	(2,056.9)	(1,881.6)

Total Infor, Inc. stockholders’ deficit	(934.3)	(1,003.8)
Noncontrolling interests	9.5	9.5

Total stockholders’ deficit	(924.8)	(994.3)

Total liabilities and stockholders’ deficit	$6,687.7	$6,592.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2017	2016
Revenues:
Software license fees	$77.8	$75.3
SaaS subscriptions	123.1	90.1

Software license fees and subscriptions	200.9	165.4
Product updates and support fees	351.2	353.1

Software revenues	552.1	518.5
Consulting services and other fees	207.6	183.1

Total revenues	759.7	701.6

Operating expenses:
Cost of software license fees (1)	12.4	15.5
Cost of SaaS subscriptions (1)	53.2	37.4
Cost of product updates and support fees (1)	59.2	61.4
Cost of consulting services and other fees (1)	164.7	141.9
Sales and marketing	131.1	124.9
Research and development	117.7	110.1
General and administrative	54.4	51.0
Amortization of intangible assets and depreciation	59.5	57.8
Restructuring costs	4.7	20.0
Acquisition-related and other costs	7.4	3.9

Total operating expenses	664.3	623.9

Income from operations	95.4	77.7

Other expense, net:
Interest expense, net	80.0	80.3
Other (income) expense, net	184.7	15.0

Total other expense, net	264.7	95.3

Income (loss) before income tax	(169.3)	(17.6)
Income tax provision	5.7	7.8

Net income (loss)	(175.0)	(25.4)
Net income attributable to noncontrolling interests	0.3	0.1

Net income (loss) attributable to Infor, Inc.	$(175.3)	$(25.5)

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2017	2016
Net income (loss)	$(175.0)	$(25.4)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	167.6	(38.6)
Change in defined benefit plan funding status, net of tax	0.1	1.4
Unrealized gain (loss) on derivative instruments, net of tax	1.7	1.5

Total other comprehensive income (loss)	169.4	(35.7)

Comprehensive income (loss)	(5.6)	(61.1)

Noncontrolling interests comprehensive income (loss)	0.2	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$(5.8)	$(61.2)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(175.0)	$(25.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	59.5	57.8
Provision for doubtful accounts, billing adjustments and sales allowances	6.4	6.0
Deferred income taxes	0.4	(1.3)
Non-cash loss (gain) on foreign currency	185.0	15.0
Non-cash interest	5.6	7.0
Equity-based compensation expense	0.2	3.5
Other	1.1	0.4
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	4.0	5.4
Accounts receivable, net	50.3	43.7
Income tax receivable/payable, net	(0.3)	1.8
Deferred revenue	(6.3)	7.4
Accounts payable, accrued expenses and other liabilities	(134.7)	(101.6)

Net cash (used in) provided by operating activities	(3.8)	19.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(69.1)	(141.7)
Change in restricted cash	2.5	1.0
Purchases of property, equipment and software	(24.5)	(26.8)

Net cash used in investing activities	(91.1)	(167.5)

Cash flows from financing activities:
Equity contributions	75.0	144.0
Dividends paid	—	(111.5)
Distributions under tax sharing arrangement	—	(9.1)
Payments on capital lease obligations	(0.8)	(1.2)
Payments on long-term debt	(8.2)	(61.7)
Other	(6.1)	(0.4)

Net cash provided by (used in) financing activities	59.9	(39.9)

Effect of exchange rate changes on cash and cash equivalents	7.1	(6.8)

Net decrease in cash and cash equivalents	(27.9)	(194.5)
Cash and cash equivalents at the beginning of the period	305.8	705.7

Cash and cash equivalents at the end of the period	$277.9	$511.2

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor, Inc. is a global provider of enterprise software and services. We provide industry-specific and other enterprise software products and related services, primarily to large and medium-sized enterprises in many industries, including manufacturing, distribution, healthcare, public sector, automotive, service industries, equipment services, management and rental (ESM&R), consumer products and retail and hospitality industries. Our software and services offerings are often “mission critical” for many of our customers as they help automate and integrate critical business processes, which enable our customers to better manage their suppliers, partners, customers and employees, as well as their business operations generally. Our industry-specific approach distinguishes us from larger competing enterprise software vendors, whose primary focus is on software programs that are less specialized and more difficult to run in the cloud, and take more time and cost to tailor to customers’ specific needs during periods of implementation and upgrade. We believe our products and services provide a lower relative total cost of ownership for customers than the offerings of larger competing vendors.

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of April 30, 2017, and other amounts presented herein as of April 30, 2017, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended April 30, 2017, included in our Annual Report on Form 10-K.

Noncontrolling Interests

We consolidate our majority-owned subsidiaries and reflect noncontrolling interests on our Condensed Consolidated Balance Sheets for the portion of those entities that we do not own as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders. The noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Operations, and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Comprehensive Income (Loss).

The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary of GT Nexus, which we acquired in fiscal 2016.

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the first quarter of each fiscal year is from May 1 through July 31. Unless otherwise stated, references to the years 2018 and 2017 relate to our fiscal years ended April 30, 2018 and 2017, respectively. References to future years also relate to our fiscal years ending April 30.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for fiscal 2017, we identified and corrected an error in the manner in which we were classifying amounts related to the tax allocation agreement between Infor, Inc. and GGC Software Parent, LLC and Infor Software Parent LLC, parent companies of Infor (the Tax Allocation Agreement). See Note 2 to the financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, Summary of Significant Accounting Policies – Income Taxes. Historically, Infor recorded the differential between GGC Software Parent, LLC’s (our Parent) tax attributes utilized under the separate return method for tax allocation purposes and the amounts paid to our Parent under the Tax Allocation Agreement, whereby Infor pays the Parent for their attributes on the consolidated tax return, which will differ from our calculation under the separate return method, as a current asset in income tax receivable on our Consolidated Balance Sheets. This differential should be recorded as a distribution under the Tax Allocation Agreement and recorded as a decrease in additional paid-in capital on our Consolidated Balance Sheets when cash paid exceeds the benefit received, and as a capital contribution when the benefit exceeds the cash paid under the terms of the Tax Allocation Agreement.

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

Correction of this error resulted in a $9.1 million change in classification from cash flows from operating activities to cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2016. The revision had no impact on our previously issued Condensed Consolidated Statement of Operations for the three months ended July 31, 2016.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2017, which are included in our Annual Report on Form 10-K. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

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

We also provide software and SaaS-related consulting services, including systems implementation and integration services, consulting, training, custom modification and application managed services. Consulting services are generally provided under time and materials contracts. Revenues are recognized as the services are provided and are recorded as consulting services and other fees revenue in our Condensed Consolidated Statements of Operations. Consulting services and other fees also include revenues related to education services, hosting services and fees related to Inforum, our customer event.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2017	$15.4
Provision	2.2
Write-offs and recoveries	(3.4)
Currency translation effect	0.4

Balance, July 31, 2017	$14.6

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2017	$12.2
Provision	4.2
Write-offs	(2.6)
Currency translation effect	(0.1)

Balance, July 31, 2017	$13.7

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange losses of $184.7 million and $14.8 million for the three months ended July 31, 2017 and 2016, respectively.

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

Adoption of New Accounting Pronouncements

On May 1, 2017, we adopted the FASB guidance on simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. We adopted this guidance on a prospective basis. The adoption of this guidance only impacted the presentation on our consolidated balance sheets and related disclosures and did not have an impact on our results of operations or cash flows.

On May 1, 2017, we adopted the FASB guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance was to be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. We elected to early adopt this guidance in the first quarter of fiscal 2018. Our existing cash flow presentation practices related to the applicable issues were consistent with this guidance, and the adoption had no impact on our cash flows, financial position or results of operations.

On May 1, 2017, we adopted the FASB guidance related to improvements to employee share-based payment accounting which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. In addition, this guidance allows companies to make a policy election regarding the impact of forfeitures. Forfeitures can either be estimated to determine the amount of compensation expense to recognize each period or recognized when they occur. We have elected to recognize forfeitures when they occur. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

We believe that no other new accounting guidance was adopted during the first quarter of fiscal 2018 that would be relevant to the readers of our financial statements.

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

In November 2016, the FASB issued new guidance related to the classifications and presentation of changes in restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows explain the change during the period in total of cash, cash equivalents and restricted cash. Accordingly, amounts generally described as restricted cash are to be combined with unrestricted cash when reconciling the beginning and end of period balances on the statement of cash flows. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2017 (our fiscal 2019), with early adoption permitted. We are currently evaluating how this guidance will impact the classification/presentation of restricted cash on our consolidated statements of cash flows and related disclosures. This guidance will have no impact on our financial position or our results of operations.

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

3. Acquisitions

Fiscal 2018

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The merger consideration was partially funded through new capital contributions by certain of our current equity holders, an affiliate of Koch Industries, Inc. (Koch Industries) and investment funds affiliated with Golden Gate Capital. See Note 17, Related Party Transactions- Equity Contributions.

This acquisition was not significant for financial reporting purposes, and the related results were not material to our results for the three months ended July 31, 2017.

We have recorded approximately $31.5 million of identifiable intangible assets and $44.2 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and five years, respectively. We have determined that the goodwill arising from the Birst Acquisition will not be deductible for tax purposes.

Fiscal 2017

Ciber

On March 31, 2017, we acquired certain assets of Ciber, Inc. (Ciber) related to Ciber’s business of selling and delivering professional services in connection with Infor’s software products, for $15.0 million (the Ciber Acquisition). Based in Greenwood Village, Colorado, Ciber is a longtime Infor services partner specializing in consulting and services around our HCM and financials products and has been recognized as an Infor Services Partner of the Year on multiple occasions. The Ciber Acquisition helped expand our professional service organization’s capabilities in these key solution areas by adding approximately 180 highly-skilled professionals.

We have recorded approximately $5.5 million of identifiable intangible assets and $6.2 million of goodwill related to the Ciber Acquisition. The acquired intangible assets relating to Ciber’s customer relationships are being amortized over their weighted average estimated useful lives of approximately five years. We have determined that the goodwill arising from the Ciber Acquisition will be deductible for tax purposes.

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

We have recorded approximately $5.5 million of identifiable intangible assets and $12.4 million of goodwill related to the Accentia Acquisition. The acquired intangible assets relating to Accentia’s customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. We have determined that a portion of the goodwill arising from the Accentia Acquisition will be deductible for tax purposes.

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

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This is in addition to the 16.67% equity interest we acquired in the first quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to Infor’s parent company by certain of our equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners L.P. (Summit Partners). See Note 17, Related Party Transactions- Equity Contributions.

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

The operating results related to our acquisitions have been included in our Condensed Consolidated Financial Statements from their respective acquisition dates.

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Birst, Ciber, and Accentia, are preliminary as of July 31, 2017. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. The measurement period ends on the earlier of one year after the acquisition date or the date we received the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, which we acquired in fiscal 2016, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $28.6 million and $46.9 million at July 31, 2017 and April 30, 2017, respectively.

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

The purchase consideration related to one of our pre-fiscal 2017 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of July 31, 2017, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which we anticipate will be paid in the second quarter of fiscal 2018.

The purchase consideration related to the Birst Acquisition, the Merit Acquisition, and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. The potential undiscounted amount of future payments that we may be required to make related to these contingent consideration arrangements is between $0.0 and $56.5 million. As of July 31, 2017, and April 30, 2017, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $19.7 million and $23.8 million, respectively.

The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2017	$1,389.5	$2,767.8	$330.7	$4,488.0
Goodwill acquired	44.3	0.2	—	44.5
Currency translation effect	22.7	80.2	7.8	110.7

Balance, July 31, 2017	$1,456.5	$2,848.2	$338.5	$4,643.2

Goodwill acquired during the first three months of fiscal 2018 totaled $44.5 million and related primarily to the Birst Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2017. We chose to perform a Step 1 goodwill impairment assessment as of September 30, 2016. This assessment did not indicate any potential impairment for any of our reporting units and no further testing was required. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2017. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2017 and April 30, 2017:

	July 31, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$21.4	$21.4
Derivative instruments	—	2.8	—	2.8

Total	$—	$2.8	$21.4	$24.2

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$25.5	$25.5
Derivative instruments	—	4.6	—	4.6

Total	$—	$4.6	$25.5	$30.1

Contingent consideration relates to certain of our acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services, perpetual license revenues and/or SaaS subscription revenues, the ratio of EBITDA to total revenue, and the level of EBITDA. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. See Note 3, Acquisitions – Contingent Consideration.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2018 or fiscal 2017. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2017	$25.5
Contingent consideration	0.3
Settlements	(5.5)
Total (gain) loss recorded in earnings	0.6
Currency translation effect	0.5

Balance, July 31, 2017	$21.4

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of July 31, 2017, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2017 and April 30, 2017, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). At July 31, 2017 and April 30, 2017, the total carrying value of our long-term debt was approximately $5.8 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.9 billion and $5.8 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	July 31,	April 30,
(in millions)	2017	2017
Accounts receivable	$369.4	$408.9
Unbilled accounts receivable	58.8	53.1
Less: allowance for doubtful accounts	(14.6)	(15.4)

Accounts receivable, net	$413.6	$446.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	July 31, 2017			April 30, 2017
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,058.2	$1,436.8	$621.4	$2,003.7	$1,374.4	$629.3	2 - 15
Acquired and developed technology	1,170.9	1,031.0	139.9	1,130.7	991.2	139.5	1 - 11
Tradenames	140.5	134.1	6.4	137.7	131.9	5.8	1 - 20
Acquired favorable leases	2.2	0.1	2.1	—	—	—	5

Total	$3,371.8	$2,602.0	$769.8	$3,272.1	$2,497.5	$774.6

(1)	Net intangible assets increased from April 30, 2017 to July 31, 2017 by approximately $7.6 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2017	2016
Customer contracts and relationships	$27.1	$28.7
Acquired and developed technology	16.4	18.6
Tradenames	0.9	0.6
Acquired favorable leases	0.1	—

Total	$44.5	$47.9

The estimated future annual amortization expense related to these intangible assets as of July 31, 2017, was as follows:

(in millions)
Fiscal 2018 (remaining 9 months)	$107.6
Fiscal 2019	133.2
Fiscal 2020	121.7
Fiscal 2021	113.9
Fiscal 2022	70.4
Fiscal 2023	54.4
Thereafter	168.6

Total	$769.8

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	July 31,	April 30,
(in millions)	2017	2017
Compensation and employee benefits	$159.9	$185.7
Taxes other than income	17.9	24.4
Royalties and partner commissions	38.8	44.9
Litigation	5.1	2.5
Professional fees	10.4	38.6
Subcontractor expense	8.9	8.7
Interest	53.6	77.4
Restructuring	11.0	16.5
Asset retirement obligations	2.2	1.7
Deferred rent	3.4	3.6
Deferred acquisition payments	41.1	41.1
Other	33.2	32.9

Accrued expenses	$385.5	$478.0

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by Infor Enterprise Applications, LP (Infor Enterprise) and IGS Holding LP (IGS Holding), affiliates of the parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2017	2016
Cost of product updates and support fees	$—	$0.1
Sales and marketing	—	0.7
Research and development	0.2	0.2
General and administrative	—	2.5

Total	$0.2	$3.5

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

Fiscal 2018 Restructuring Charges

During the first three months of fiscal 2018, we incurred restructuring costs of $4.2 million related to employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our EMEA region and facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region. During the first three months of fiscal 2018, we made cash payments of approximately $1.1 million related to these actions. We expect to complete the remainder of these actions during the remainder of fiscal 2018.

Fiscal 2018 Acquisition-Related Charges

During the first three months of fiscal 2018, we incurred restructuring costs of $0.2 million in employee severance costs related to the Birst Acquisition. We expect to complete these actions during the remainder of fiscal 2018.

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs for employee severance costs related to personnel actions across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During the first three months of fiscal 2018, we recorded adjustments to these restructuring costs of $0.3 million and we made cash payments of approximately $9.3 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2017 acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During the first three months of fiscal 2018, we made cash payments of $0.1 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2017, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. During the first three months of fiscal 2018, we made cash payments of $0.9 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended July 31, 2017. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs
	Balance			Foreign		Balance	Total Costs	Total Expected
	April 30,	Initial		Currency	Cash	July 31,	Recognized	Program
(in millions)	2017	Costs	Expense	Effect	Payments	2017	to Date	Costs
Fiscal 2018 restructuring
Severance	$—	$4.2	$—	$0.1	$(1.1)	$3.2	$4.2	$4.2

Total fiscal 2018 restructuring	—	4.2	—	0.1	(1.1)	3.2	4.2	4.2

Fiscal 2018 acquisition-related
Severance	—	0.2	—	—	—	0.2	0.2	0.2

Total fiscal 2018 acquisition-related	—	0.2	—	—	—	0.2	0.2	0.2

Fiscal 2017 restructuring
Severance	13.1	—	(0.1)	0.5	(8.7)	4.8	37.4	37.4
Facilities and other	1.9	—	0.4	—	(0.6)	1.7	3.0	3.0

Total fiscal 2017 restructuring	15.0	—	0.3	0.5	(9.3)	6.5	40.4	40.4

Fiscal 2017 acquisition-related
Facilities and other	0.5	—	—	—	(0.1)	0.4	0.7	0.7

Total fiscal 2017 acquisition-related	0.5	—	—	—	(0.1)	0.4	0.7	0.7

Previous restructuring
Severance	0.8	—	—	—	(0.2)	0.6	15.9	15.9
Facilities and other	2.5	—	—	0.1	(0.4)	2.2	5.4	5.4

Total previous restructuring	3.3	—	—	0.1	(0.6)	2.8	21.3	21.3

Previous acquisition-related
Severance	0.1	—	—	—	—	0.1	40.5	40.5
Facilities and other	2.5	—	—	0.1	(0.3)	2.3	4.6	4.6

Total previous acquisition-related	2.6	—	—	0.1	(0.3)	2.4	45.1	45.1

Total restructuring	$21.4	$4.4	$0.3	$0.8	$(11.4)	$15.5	$111.9	$111.9

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

	Three Months Ended
	July 31,
(in millions)	2017	2016
License	$1.8	$2.7
Maintenance	0.6	5.7
Consulting	2.3	4.0
General and administrative and other functions	—	7.6

Total restructuring costs	$4.7	$20.0

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2017			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,141.7	$2,082.6	3.90%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	1,180.6	1,174.0	3.75%	1,089.7	1,082.8	3.75%
5.75% first lien senior secured notes due August 15, 2020	500.0	486.1	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.5	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	414.3	410.1	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(92.3)	—		(97.3)	—

Total long-term debt	5,774.3	5,774.3		5,650.9	5,650.9
Less: current portion	(33.3)	(33.3)		(32.4)	(32.4)

Total long-term debt - non-current	$5,741.0	$5,741.0		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at July 31, 2017 and April 30, 2017 was 4.88% and 4.89%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of July 31, 2017:

Fiscal 2018 (remaining 9 months)	$25.0
Fiscal 2019	33.3
Fiscal 2020	33.3
Fiscal 2021	533.3
Fiscal 2022	3,197.4
Fiscal 2023	2,044.3
Thereafter	—

Total	$5,866.6

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2017, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Eighth Amendment).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $10.3 million of letters of credit have reduced the amount available under the Revolver to $109.7 million as of July 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

On February 6, 2017, we entered into a $2,147.1 million term loan (the Tranche B-6 Term Loan). Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-6 Term Loan matures on February 1, 2022.

On February 6, 2017, we entered into a €1,000.0 million term loan (the Euro Tranche B-1 Term Loan). Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B-1 Term Loan matures on February 1, 2022.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in certain situations.

Senior Notes

Our 6.5% and 5.75% senior notes (the Senior Notes) include $1,630.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes. The Senior Notes bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

First Lien Senior Secured Notes

Our 5.75% first lien senior secured notes (the Senior Secured Notes) include $500.0 million in aggregate principal and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes mature on August 15, 2020. The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Unrestricted Subsidiary

We have designated LogicBlox, Inc. (LogicBlox), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of LogicBlox are included in our Condensed Consolidated Financial Statements. As required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

LogicBlox’s financial position as of July 31, 2017, and its results of operations for the first three months of fiscal 2018 were not significant to our consolidated financial position and results of operations as of and for the period ended July 31, 2017. LogicBlox held assets totaling $6.7 million, primarily intangible assets and goodwill as of July 31, 2017. For the three months ended July 31, 2017, LogicBlox recorded revenues of $0.1 million and a loss from operations of $1.4 million.

Deferred Financing Fees, Debt Discounts and Premiums

As of July 31, 2017 and April 30, 2017, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $75.0 million and $78.9 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.0 million and $1.2 million as of July 31, 2017 and April 30, 2017, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method. For the three months ended July 31, 2017 and 2016, we amortized $4.1 million and $5.4 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $17.3 million and $18.4 million as of July 31, 2017 and April 30, 2017, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of July 31, 2017 and April 30, 2017, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended
	July 31,
(in millions, except percentages)	2017	2016
Income tax provision	$5.7	$7.8
Effective income tax rate	(3.4)%	(44.3)%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily driven by an increase in foreign based earnings subject to taxation, an increase in U.S. tax losses subject to a full valuation allowance, and a reduction in the amount of unrecognized tax benefits.

During the upcoming twelve months ending July 31, 2018, we expect a net reduction of approximately $46.8 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $91.2 million and $108.1 million as of July 31, 2017 and April 30, 2017, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2017	$(259.4)	$(16.0)	$(2.8)	$(278.2)

Other comprehensive income (loss)	167.6	0.1	1.7	169.4
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.1	—	—	0.1

Other comprehensive income (loss) attributable to Infor, Inc.	167.7	0.1	1.7	169.5

Balance, July 31, 2017	$(91.7)	$(15.9)	$(1.1)	$(108.7)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.4 million and $3.4 million as of July 31, 2017 and April 30, 2017, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.7 million and $1.8 million as of July 31, 2017 and April 30, 2017, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
July 31, 2017
Foreign currency translation adjustment	$167.6	$—	$167.6
Change in funded status of defined benefit plans	0.1	—	0.1
Derivative instruments unrealized loss	(1.2)	1.1	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$169.5	$(0.1)	$169.4

July 31, 2016
Foreign currency translation adjustment	$(38.6)	$—	$(38.6)
Change in funded status of defined benefit plans	1.4	—	1.4
Derivative instruments unrealized loss	(0.6)	0.2	(0.4)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$(34.8)	$(0.9)	$(35.7)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.9 million and $14.5 million for the three-month periods ended July 31, 2017 and 2016, respectively.

We have also entered into certain capital lease commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $8.5 million and $9.0 million as of July 31, 2017, and April 30, 2017, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of July 31, 2017 and April 30, 2017, we had accrued $5.1 million and $2.5 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of July 31, 2017, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2017 and April 30, 2017.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base	Classification Asset (Liability)	July 31, 2017	April 30, 2017
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$(1.3)	$(2.0)
Interest rate swap	212.6	2.4740%	Accrued expenses	(0.6)	(1.1)
Interest rate swap	212.6	2.4750%	Accrued expenses	(0.6)	(1.1)
Interest rate swap	94.5	2.4725%	Accrued expenses	(0.3)	(0.4)

Total	$945.0		Total, net asset (liability)	$(2.8)	$(4.6)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

		Three Months Ended
	Statement of	July 31,
(in millions)	Operations Location	2017	2016
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(1.2)	$(0.6)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$3.0	$3.0

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of July 31, 2017, approximately $2.8 million of the amounts included in accumulated other comprehensive income (loss) related to our derivative instruments is expected to be reclassified into earnings during the next 12 months. This estimate is based on the effective date of our interest rate swaps and the timing of the occurrence of the hedged forecasted transactions. The maximum term over which we are hedging our exposure to the variability of future cash flows (for all forecasted transactions) is approximately two months.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
July 31, 2017
Revenues	$203.5	$351.7	$207.8	$763.0
Cost of revenues	65.6	59.2	164.7	289.5
Direct sales and other costs	106.2	—	10.6	116.8

Sales margin	$31.7	$292.5	$32.5	$356.7

Sales margin %	15.6%	83.2%	15.6%	46.7%
July 31, 2016
Revenues	$166.1	$353.4	$183.1	$702.6
Cost of revenues	52.9	61.3	141.9	256.1
Direct sales and other costs	97.7	—	12.6	110.3

Sales margin	$15.5	$292.1	$28.6	$336.2

Sales margin %	9.3%	82.7%	15.6%	47.9%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended July 31,
(in millions)	2017	2016
Reportable segment revenues	$763.0	$702.6
Purchase accounting revenue adjustments (1)	(3.3)	(1.0)

Total revenues	$759.7	$701.6

Reportable segment sales margin	$356.7	$336.2
Other unallocated costs and operating expenses (2)	197.1	180.7
Amortization of intangible assets and depreciation	59.5	57.8
Restructuring costs	4.7	20.0

Income from operations	95.4	77.7
Total other expense, net	264.7	95.3

Income (loss) before income tax	$(169.3)	$(17.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2017
Software license fees	$43.6	$26.1	$8.1	$77.8
SaaS subscriptions	92.0	16.6	14.5	123.1

Software license fees and subscriptions	135.6	42.7	22.6	200.9
Product updates and support fees	225.6	98.5	27.1	351.2

Software revenues	361.2	141.2	49.7	552.1
Consulting services and other fees	113.6	76.7	17.3	207.6

Total revenues	$474.8	$217.9	$67.0	$759.7

July 31, 2016
Software license fees	$47.1	$22.7	$5.5	$75.3
SaaS subscriptions	70.1	10.4	9.6	90.1

Software license fees and subscriptions	117.2	33.1	15.1	165.4
Product updates and support fees	227.8	98.5	26.8	353.1

Software revenues	345.0	131.6	41.9	518.5
Consulting services and other fees	94.7	73.3	15.1	183.1

Total revenues	$439.7	$204.9	$57.0	$701.6

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
July 31, 2017	$140.3	$20.2	$14.0	$174.5
April 30, 2017	$131.5	$17.9	$12.1	$161.5

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended July 31,
(in millions)	2017	2016
United States	$429.5	$400.9
All other countries	330.2	300.7

Total revenues	$759.7	$701.6

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	July 31,	April 30,
(in millions)	2017	2017
United States	$138.2	$129.5
All other countries	36.3	32.0

Total long-lived tangible assets	$174.5	$161.5

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

17. Related Party Transactions

Our largest investors have historically been our sponsors, Golden Gate Capital and Summit Partners. In fiscal 2017, an affiliate of Koch Industries made a significant investment in Infor becoming another of our largest investors and together with Golden Gate Capital and Summit Partners, our Sponsors. The following is a summary of our transactions with our Sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to our Sponsors based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Consolidated Statement of Operations.

The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Three Months Ended July 31,
(in millions)	2017	2016
Golden Gate Capital	$1.2	$1.4
Summit Partners	0.3	0.6
Koch Industries	1.0	—

Total management fees and expenses	$2.5	$2.0

At July 31, 2017, approximately $1.4 million, $1.3 million, and $0.5 million of the Sponsor management fees remained unpaid and related to Koch Industries, Golden Gate Capital, and Summit Partners, respectively.

In addition, under the advisory agreements the Sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. In the first quarter of fiscal 2018 we expensed buyer transaction fees in connection with the Birst Acquisition of $0.4 million, $0.3 million and $0.1 million payable to Koch Industries, Golden Gate Capital and Summit Partners, respectively. In connection with the Predictix Acquisition we expensed buyer transaction fees of approximately $1.1 million payable to Golden Gate Capital and $0.4 million payable to Summit Partners in the first quarter of fiscal 2017. The buyer transaction fees related to the Birst Acquisition and Predictix Acquisition were included in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the applicable periods.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Revenues from companies affiliated with Golden Gate Capital, Summit Partners, and Koch Industries are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from Golden Gate Capital-owned companies were approximately $0.8 million in the three months ended July 31, 2017, and $0.4 million in the comparable period of fiscal 2017. We had revenues of less than $0.1 million from companies owned by Summit Partners in the first three months of fiscal 2018 and no revenues in the corresponding prior period of fiscal 2017. Revenues from companies affiliated with Koch Industries were approximately $4.5 million in the first quarter of fiscal 2018. Koch Industries was not a related party in the corresponding prior period of fiscal 2017.

In addition, we made payments to companies owned by Golden Gate Capital for products and services of $2.0 million and $3.9 million in the first quarter of fiscal 2018 and 2017, respectively. We made payments to companies owned by Summit Partners for products and services of $0.2 million in the first quarter of fiscal 2018 and no payments in the first quarter of fiscal 2017. We made an insignificant amount of payments to Koch Industries affiliated companies in the first quarter of fiscal 2018.

Koch SaaS Agreements

In fiscal 2018, we entered into a SaaS subscription agreement with Flint Hills Resources, LLC, an affiliate of Koch Industries, under which Flint Hills Resources agreed to a five-year subscription to our EAM software. This agreement totals approximately $11.8 million with SaaS subscription revenues of approximately $2.4 million per year. In addition, we entered into other SaaS subscription agreements with affiliates of Koch Industries for various Infor software products over terms from three to five years. These agreements totaled approximately $1.1 million with SaaS subscription revenues of approximately $0.2 million per year. All of these agreements were entered into at our customary rates.

In the fourth quarter of fiscal 2017, we entered into a SaaS subscription agreement with Koch Business Solutions, LP (KBS) under which KBS agreed to a five-year subscription to our CloudSuite HCM and CloudSuite Financials software, both at our customary rates. This agreement totals approximately $43.3 million. SaaS subscription revenues of $6.8 million are expected to be recognized in the first year and approximately $9.1 million per year over each of the remaining four years under the agreement.

Golden Gate Capital SaaS Agreement

In the second quarter of fiscal 2017, we entered into a SaaS subscription agreement with Golden Gate Capital under which Golden Gate Capital agreed to a three-year subscription to our CloudSuite Financials and Procurement software including related implementation services, both at our customary rates. This agreement and related services total approximately $0.9 million, including SaaS subscription revenue of $0.2 million per year which will be recognized ratably over each of the three years under the agreement, and $0.3 million in consulting services which are to be recognized as the services are provided.

Equity Contributions

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018 – Birst. In conjunction with the Birst Acquisition, certain of our Sponsors made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $75.0 million, which was contributed as equity to Infor, Inc. The proceeds from the new equity contribution were used to fund the Birst Acquisition purchase consideration.

In the fourth quarter of fiscal 2017, an affiliate of Koch Industries completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017. Under this agreement, our existing shareholders, including Golden Gate Capital, Summit Partners and certain members of management, maintain control of the Company. In conjunction with the purchase, representatives of Koch Industries have been appointed to hold five of the eleven directors on Infor’s board.

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Fiscal 2017 – Predictix. In conjunction with the Predictix Acquisition, certain of our Sponsors made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $59.2 million as of July 31, 2017, and $59.2 million as of April 30, 2017. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first three months of fiscal 2018 we did not make any payments under the Tax Allocation Agreement and we made payments of $9.1 million during the corresponding period last year.

Dividends Paid to Affiliates

Fiscal 2018

None

Fiscal 2017

In the first three months of fiscal 2017, we paid dividends to HoldCo totaling $111.5 million including the following:

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2017 and April 30, 2017, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters ended July 31, 2017 and 2016, and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2017 and 2016.

The Infor (US), Inc. (Subsidiary Issuer) column excludes Infor (US), Inc.’s Unrestricted Subsidiary, LogicBlox, which is included in the Non-Guarantor Subsidiaries column retrospectively for all periods presented below. See Note 11, Debt – Unrestricted Subsidiary.

In the third quarter of fiscal 2017, we merged the wholly-owned domestic subsidiaries of GT Nexus into Infor (US), Inc. and accordingly, they are included in the Subsidiary Issuer column retrospectively for all periods presented below.

During the fourth quarter of fiscal 2017, we identified and corrected an error in the manner in which we were classifying amounts related to the Tax Allocation Agreement. Previously, such amounts were presented as a current asset in income tax receivable on our Consolidated Balance Sheets and as an operating activity in our Consolidated Statements of Cash Flows. These amounts are now presented as a decrease in additional paid-in capital and as a financing activity. Presentation in the applicable prior period’s Consolidated Balance Sheets and Consolidating Statements of Cash Flows below has been revised to be consistent with the current period presentation. We have assessed the materiality of these revisions and concluded that they were not material to any of our previously issued financial statements. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements.

Condensed Consolidating Balance Sheets

	July 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$81.2	$—	$196.7	$—	$277.9
Accounts receivable, net	—	221.6	12.0	180.0	—	413.6
Prepaid expenses	—	111.1	19.7	38.5	—	169.3
Income tax receivable	—	6.9	0.6	14.9	(0.1)	22.3
Other current assets	—	7.0	0.1	17.0	—	24.1
Affiliate receivable	—	119.5	187.9	122.0	(429.4)	—

Total current assets	—	547.3	220.3	569.1	(429.5)	907.2
Property and equipment, net	—	130.4	7.9	36.2	—	174.5
Intangible assets, net	—	653.6	0.5	115.7	—	769.8
Goodwill	—	2,964.1	62.6	1,616.5	—	4,643.2
Deferred tax assets	—	0.2	0.1	91.0	(0.1)	91.2
Other assets	—	34.1	4.6	63.1	—	101.8
Affiliate receivable	—	122.9	0.1	135.4	(258.4)	—
Investment in subsidiaries	—	1,996.3	—	—	(1,996.3)	—

Total assets	$—	$6,448.9	$296.1	$2,627.0	$(2,684.3)	$6,687.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$60.5	$0.2	$20.6	$—	$81.3
Income taxes payable	—	0.2	—	24.9	(0.1)	25.0
Accrued expenses	—	203.3	22.3	159.9	—	385.5
Deferred revenue	—	694.6	23.7	343.4	—	1,061.7
Affiliate payable	29.5	311.1	5.6	83.2	(429.4)	—
Current portion of long-term obligations	—	33.3	—	—	—	33.3

Total current liabilities	29.5	1,303.0	51.8	632.0	(429.5)	1,586.8
Long-term debt	—	5,741.0	—	—	—	5,741.0
Deferred tax liabilities	—	53.9	—	24.1	(0.1)	77.9
Affiliate payable	58.2	135.0	0.4	64.8	(258.4)	—
Other long-term liabilities	—	62.6	15.3	128.9	—	206.8
Losses in excess of investment in subsidiaries	846.6	—	—	—	(846.6)	—

Total liabilities	934.3	7,295.5	67.5	849.8	(1,534.6)	7,612.5
Total Infor, Inc. stockholders’ equity (deficit)	(934.3)	(846.6)	228.6	1,767.7	(1,149.7)	(934.3)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(934.3)	(846.6)	228.6	1,777.2	(1,149.7)	(924.8)

Total liabilities and stockholders’ equity (deficit)	$—	$6,448.9	$296.1	$2,627.0	$(2,684.3)	$6,687.7

	April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88.1	$—	$217.7	$—	$305.8
Accounts receivable, net	—	238.8	14.5	193.3	—	446.6
Prepaid expenses	—	100.9	22.2	38.0	—	161.1
Income tax receivable	—	9.8	0.2	14.9	—	24.9
Other current assets	—	10.3	0.1	16.1	—	26.5
Affiliate receivable	—	120.7	179.0	80.2	(379.9)	—
Deferred tax assets	—	18.6	5.1	12.7	(0.1)	36.3

Total current assets	—	587.2	221.1	572.9	(380.0)	1,001.2
Property and equipment, net	—	121.5	8.0	32.0	—	161.5
Intangible assets, net	—	657.1	0.8	116.7	—	774.6
Goodwill	—	2,914.8	62.5	1,510.7	—	4,488.0
Deferred tax assets	0.1	—	—	71.8	(0.1)	71.8
Other assets	—	27.4	6.2	61.8	—	95.4
Affiliate receivable	—	118.0	0.1	127.8	(245.9)	—
Investment in subsidiaries	—	1,809.6	—	—	(1,809.6)	—

Total assets	$0.1	$6,235.6	$298.7	$2,493.7	$(2,435.6)	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$74.8	$—	$30.3	$—	$105.1
Income taxes payable	—	—	—	34.0	—	34.0
Accrued expenses	—	264.6	35.2	178.2	—	478.0
Deferred tax liabilities	0.1	—	—	1.0	(0.1)	1.0
Deferred revenue	—	635.0	22.7	358.8	—	1,016.5
Affiliate payable	29.4	254.2	7.3	89.0	(379.9)	—
Current portion of long-term obligations	—	32.4	—	—	—	32.4

Total current liabilities	29.5	1,261.0	65.2	691.3	(380.0)	1,667.0
Long-term debt	—	5,618.5	—	—	—	5,618.5
Deferred tax liabilities	—	72.5	5.0	14.1	(0.1)	91.5
Affiliate payable	58.2	127.4	0.4	59.9	(245.9)	—
Other long-term liabilities	—	72.4	7.3	130.1	—	209.8
Losses in excess of investment in subsidiaries	916.2	—	—	—	(916.2)	—

Total liabilities	1,003.9	7,151.8	77.9	895.4	(1,542.2)	7,586.8
Total Infor, Inc. stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,588.8	(893.4)	(1,003.8)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,598.3	(893.4)	(994.3)

Total liabilities and stockholders’ equity (deficit)	$0.1	$6,235.6	$298.7	$2,493.7	$(2,435.6)	$6,592.5

Condensed Consolidating Statements of Operations

	Three Months Ended July 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$36.9	$2.2	$38.7	$—	$77.8
SaaS subscriptions	—	103.9	2.2	17.0	—	123.1

Software license fees and subscriptions	—	140.8	4.4	55.7	—	200.9
Product updates and support fees	—	203.7	8.7	138.8	—	351.2

Software revenues	—	344.5	13.1	194.5	—	552.1
Consulting services and other fees	—	101.7	5.0	100.9	—	207.6

Total revenues	—	446.2	18.1	295.4	—	759.7

Operating expenses:
Cost of software license fees	—	7.1	0.9	4.4	—	12.4
Cost of SaaS subscriptions	—	45.2	—	7.4	0.6	53.2
Cost of product updates and support fees	—	30.4	0.7	27.2	0.9	59.2
Cost of consulting services and other fees	—	77.0	4.2	81.7	1.8	164.7
Sales and marketing	—	77.2	7.5	45.1	1.3	131.1
Research and development	—	68.0	1.6	45.1	3.0	117.7
General and administrative	—	9.2	33.1	19.7	(7.6)	54.4
Amortization of intangible assets and depreciation	—	45.6	1.7	12.2	—	59.5
Restructuring costs	—	0.3	0.4	4.0	—	4.7
Acquisition-related and other costs	—	6.3	0.5	0.6	—	7.4
Affiliate (income) expense, net	—	56.2	(40.1)	(16.1)	—	—

Total operating expenses	—	422.5	10.5	231.3	—	664.3

Income from operations	—	23.7	7.6	64.1	—	95.4

Other expense, net:
Interest expense, net	—	80.0	—	—	—	80.0
Affiliate interest (income) expense, net	—	1.1	—	(1.1)	—	—
Other (income) expense, net	—	135.1	0.1	49.5	—	184.7

Total other expense, net	—	216.2	0.1	48.4	—	264.7

Income (loss) before income tax	—	(192.5)	7.5	15.7	—	(169.3)
Income tax provision (benefit)	—	3.8	(0.3)	2.2	—	5.7
Equity in (earnings) loss of subsidiaries	175.0	(21.3)	—	—	(153.7)	—

Net income (loss)	(175.0)	(175.0)	7.8	13.5	153.7	(175.0)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$(175.0)	$(175.0)	$7.8	$13.2	$153.7	$(175.3)

	Three Months Ended July 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$43.8	$0.9	$30.6	$—	$75.3
SaaS subscriptions	—	79.7	0.4	10.0	—	90.1

Software license fees and subscriptions	—	123.5	1.3	40.6	—	165.4
Product updates and support fees	—	207.0	8.4	137.7	—	353.1

Software revenues	—	330.5	9.7	178.3	—	518.5
Consulting services and other fees	—	82.7	4.7	95.7	—	183.1

Total revenues	—	413.2	14.4	274.0	—	701.6

Operating expenses:
Cost of software license fees	—	9.7	0.8	5.0	—	15.5
Cost of SaaS subscriptions	—	29.8	0.9	6.1	0.6	37.4
Cost of product updates and support fees	—	30.2	0.9	29.2	1.1	61.4
Cost of consulting services and other fees	—	58.1	3.8	77.7	2.3	141.9
Sales and marketing	—	74.6	7.1	41.8	1.4	124.9
Research and development	—	61.8	1.4	43.5	3.4	110.1
General and administrative	—	5.7	34.1	20.0	(8.8)	51.0
Amortization of intangible assets and depreciation	—	41.8	2.1	13.9	—	57.8
Restructuring costs	—	0.7	(0.1)	19.4	—	20.0
Acquisition-related and other costs	—	2.8	1.0	0.1	—	3.9
Affiliate (income) expense, net	—	61.9	(48.5)	(13.4)	—	—

Total operating expenses	—	377.1	3.5	243.3	—	623.9

Income (loss) from operations	—	36.1	10.9	30.7	—	77.7

Other expense, net:
Interest expense, net	—	80.3	—	—	—	80.3
Affiliate interest (income) expense, net	—	(9.1)	—	9.1	—	—
Other (income) expense, net	—	(10.6)	—	25.6	—	15.0

Total other expense, net	—	60.6	—	34.7	—	95.3

Income (loss) before income tax	—	(24.5)	10.9	(4.0)	—	(17.6)
Income tax provision (benefit)	—	(4.3)	1.4	10.7	—	7.8
Equity in (earnings) loss of subsidiaries	25.4	5.2	—	—	(30.6)	—

Net income (loss)	(25.4)	(25.4)	9.5	(14.7)	30.6	(25.4)
Net income (loss) attributable to noncontrolling interests	—	(0.1)	—	0.2	—	0.1

Net income (loss) attributable to Infor, Inc.	$(25.4)	$(25.3)	$9.5	$(14.9)	$30.6	$(25.5)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended July 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(175.0)	$(175.0)	$7.8	$13.5	$153.7	$(175.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	0.1	—	167.5	—	167.6
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.8	—	167.6	—	169.4

Comprehensive income (loss)	(175.0)	(173.2)	7.8	181.1	153.7	(5.6)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(175.0)	$(173.2)	$7.8	$180.9	$153.7	$(5.8)

	Three Months Ended July 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(25.4)	$(25.4)	$9.5	$(14.7)	$30.6	$(25.4)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(38.6)	—	(38.6)
Defined benefit plan funding status, net of tax	—	—	—	1.4	—	1.4
Unrealized gain (loss) on derivative instruments, net of tax	—	1.5	—	—	—	1.5

Total other comprehensive income (loss)	—	1.5	—	(37.2)	—	(35.7)

Comprehensive income (loss)	(25.4)	(23.9)	9.5	(51.9)	30.6	(61.1)

Comprehensive income (loss) attributable to noncontrolling interests	—	(0.1)	—	0.2	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$(25.4)	$(23.8)	$9.5	$(52.1)	$30.6	$(61.2)

Condensed Consolidating Statements of Cash Flows
	Three Months Ended July 31, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$14.2	$2.0	$(20.0)	$—	$(3.8)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(70.7)	—	1.6	—	(69.1)
Change in restricted cash	—	—	—	2.5	—	2.5
Purchases of property, equipment and software	—	(16.6)	(1.8)	(6.1)	—	(24.5)

Net cash used in investing activities	—	(87.3)	(1.8)	(2.0)	—	(91.1)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Payments on capital lease obligations	—	(0.2)	(0.2)	(0.4)	—	(0.8)
Payments on long-term debt	—	(8.2)	—	—	—	(8.2)
Other	—	(0.4)	—	(5.7)	—	(6.1)

Net cash provided by (used in) financing activities	—	66.2	(0.2)	(6.1)	—	59.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7.1	—	7.1

Net increase (decrease) in cash and cash equivalents	—	(6.9)	—	(21.0)	—	(27.9)
Cash and cash equivalents at the beginning of the period	—	88.1	—	217.7	—	305.8

Cash and cash equivalents at the end of the period	$—	$81.2	$—	$196.7	$—	$277.9

	Three Months Ended July 31, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$32.7	$1.7	$(14.7)	$—	$19.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(125.6)	—	(16.1)	—	(141.7)
Change in restricted cash	—	—	—	1.0	—	1.0
Purchases of property, equipment and software	—	(22.5)	(1.7)	(2.6)	—	(26.8)

Net cash used in investing activities	—	(148.1)	(1.7)	(17.7)	—	(167.5)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(0.6)	—	(0.6)	—	(1.2)
Payments on long-term debt	—	(61.7)	—	—	—	(61.7)
(Payments) proceeds from affiliate within group	—	47.4	—	(47.4)	—	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	8.1	—	(48.0)	—	(39.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.8)	—	(6.8)

Net increase (decrease) in cash and cash equivalents	—	(107.3)	—	(87.2)	—	(194.5)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$56.4	$—	$454.8	$—	$511.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2017, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2017, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We specialize in and target specific industries, or verticals, and have industry-specific business units that leverage our industry-oriented products and teams. Augmenting our vertical-specific applications, we have horizontal software applications, including our customer relationship management (CRM), enterprise asset management (EAM), financial applications, human capital management (HCM), and supply chain management (SCM) suites which, in addition to our proprietary light-weight middleware solution ION, are integrated with our enterprise software applications and sold across different verticals. By delivering deep industry functionality coupled with lightweight integration, our customers can take advantage of these mission-critical applications and suites in the cloud, running on Amazon Web Services, a hosting services industry leader. Additionally, Infor offers the GT Nexus, Inc. (GT Nexus) supply chain network platform to connect companies with their suppliers, distributors, and 3PLs in a commerce cloud. We also provide ongoing support and maintenance services for our customers through our subscription-based maintenance and support programs. In addition to providing software products, we help our customers implement and use our applications more effectively through our consulting services.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 16,430 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2018, the Americas, EMEA and APAC regions generated approximately 62.5%, 28.7% and 8.8% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

Fiscal 2018 Acquisitions

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The operating results related to this acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

Fiscal 2017 Acquisitions

In fiscal 2017, we completed five acquisitions.

Ciber

On March 31, 2017, we acquired certain assets of Ciber, Inc. (Ciber) related to Ciber’s business of selling and delivering professional services in connection with Infor’s software products, for $15.0 million (the Ciber Acquisition). Based in Greenwood Village, Colorado, Ciber is a longtime Infor services partner specializing in consulting and services around our HCM and financials products and has been recognized as an Infor Services Partner of the Year on multiple occasions. The Ciber Acquisition helped expand our professional service organization’s capabilities in these key solution areas by adding approximately 180 highly-skilled professionals.

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

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018—Birst. In conjunction with the Birst Acquisition, certain of our Sponsors made new capital contributions of $75.0 million which were used to fund the Birst Acquisition purchase consideration.

In fiscal 2017 we amended our Credit Agreement to refinance all of our then outstanding first lien term loans under our credit facilities at favorable interest rates and extended the applicable maturity dates.

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Fiscal 2017 -Predictix. In conjunction with the Predictix Acquisition, certain of our Sponsors made new capital contributions to Infor Enterprise of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

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

For the first quarter of fiscal 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 0.7% and strengthened by approximately 7.4%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2017.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages)	Change Due	Change in		Change Due	Change in
Three Months Ended July 31,	to Currency	Constant		to Currency	Constant
2017 vs. 2016	Fluctuations	Currency	Total Change	Fluctuations	Currency	Total Change
Revenues:
Software license fees	$0.2	$2.3	$2.5	0.2%	3.1%	3.3%
SaaS subscriptions	(0.5)	33.5	33.0	(0.6)	37.2	36.6

Software license fees and subscriptions	(0.3)	35.8	35.5	(0.1)	21.6	21.5
Product updates and support fees	(2.3)	0.4	(1.9)	(0.6)	0.1	(0.5)

Software revenues	(2.6)	36.2	33.6	(0.5)	7.0	6.5
Consulting services and other fees	(1.3)	25.8	24.5	(0.7)	14.1	13.4

Total revenues	$(3.9)	$62.0	$58.1	(0.5)%	8.8%	8.3%

Total operating expenses	$(3.7)	$44.1	$40.4	(0.6)%	7.1%	6.5%

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2018.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
Revenues:
Software license fees	$77.8	$75.3	3.3%	3.1%
SaaS subscriptions	123.1	90.1	36.6	37.2

Software license fees and subscriptions	200.9	165.4	21.5	21.6
Product updates and support fees	351.2	353.1	(0.5)	0.1

Software revenues	552.1	518.5	6.5	7.0
Consulting services and other fees	207.6	183.1	13.4	14.1

Total revenues	759.7	701.6	8.3	8.8

Operating expenses:
Cost of software license fees	12.4	15.5	(20.0)	(20.6)
Cost of SaaS subscriptions	53.2	37.4	42.2	42.8
Cost of product updates and support fees	59.2	61.4	(3.6)	(2.8)
Cost of consulting services and other fees	164.7	141.9	16.1	16.5
Sales and marketing	131.1	124.9	5.0	5.7

Research and development	117.7	110.1	6.9	7.5
General and administrative	54.4	51.0	6.7	7.8
Amortization of intangible assets and depreciation	59.5	57.8	2.9	3.6
Restructuring costs	4.7	20.0	(76.5)	(77.0)
Acquisition-related and other costs	7.4	3.9	89.7	89.7

Total operating expenses	664.3	623.9	6.5	7.1

Income from operations	95.4	77.7	22.8	23.0

Interest expense, net	80.0	80.3	(0.4)	(0.4)
Other (income) expense, net	184.7	15.0	NM	NM

Income (loss) before income tax	(169.3)	(17.6)	NM	NM
Income tax provision	5.7	7.8	(26.9)	(28.2)

Net income (loss)	(175.0)	(25.4)	NM	NM
Net loss attributable to noncontrolling interests	0.3	0.1	200.0	200.0

Net income (loss) attributable to Infor, Inc.	$(175.3)	$(25.5)	NM %	NM %

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2017 and 2016, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months		Quarterly Change
	Ended July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
Revenues:
Software license fees	$77.8	$75.3	3.3%	3.1%
SaaS subscriptions	123.1	90.1	36.6	37.2

Software license fees and subscriptions	200.9	165.4	21.5	21.6
Product updates and support fees	351.2	353.1	(0.5)	0.1

Software revenues	552.1	518.5	6.5	7.0
Consulting services and other fees	207.6	183.1	13.4	14.1

Total revenues	$759.7	$701.6	8.3%	8.8%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in our financial statements related to our fiscal year ended April 30, 2017, as provided in our Annual Report on Form 10-K, for a more complete description of our revenue recognition policy.

Total revenues increased 8.8% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, excluding the unfavorable foreign currency impact of 0.5%. On a constant currency basis, we realized growth across all of our geographic regions. We experienced significant growth in our SaaS subscriptions revenues, which increased 37.2%, as we expand our CloudSuite offerings and continue to shift our license mix to SaaS subscriptions. As a result of this shift, our SaaS subscriptions now account for over 61.0% of our total software license fees revenues. Our perpetual software license fees revenues increased 3.1%. Our product updates and support fees were relatively flat, up 0.1%, while our consulting services and other fees revenues were up 14.1%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the first quarter of fiscal 2018, software license fees increased by 3.1% compared to the first quarter of fiscal 2017, excluding the favorable foreign currency impact of 0.2%. At constant currency, the increase in perpetual license fees revenues was primarily due to a 4.2 point increase related to our EMEA region and a 3.6 point increase related to our APAC region. These increases were somewhat offset by lower perpetual software license fees in our Americas regions, which accounted for a decrease of 4.7 points. We continued to drive a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the first quarter of fiscal 2018, SaaS subscriptions revenues increased by 37.2% compared to the first quarter of fiscal 2017, excluding the unfavorable foreign currency impact of 0.6%. At constant currency, we reported higher SaaS revenues in the first quarter of fiscal 2018 across all geographic regions, especially in the Americas, which accounted for an increase of approximately 24.4 points. In addition, our EMEA and APAC regions contributed increases of approximately 7.3 points and 5.5 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for 6.3 points of the increase.

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

Product updates and support fees were relatively flat with an increase of 0.1% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, excluding the unfavorable foreign currency impact of 0.6%. At constant currency, we experienced modest growth in our product updates and support fees in our EMEA and APAC regions, which more than offset a slight decrease in the Americas. The net increase was primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases, offsetting customer attrition and the negative pressure coming from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 14.1%, excluding the unfavorable foreign currency impact of 0.7%, in the current quarter compared to the first quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 13.7 points compared to the first quarter last year. This increase was experienced across all geographic regions; Americas accounted for an increase of 10.3 points, EMEA 2.7 points, and APAC 0.7 points. In addition, other fees revenues accounted for a 0.4 point increase, primarily in our APAC region. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.9 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain on-premise license agreements, SaaS subscription agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,082.8 million at July 31, 2017, compared to $1,051.0 million at April 30, 2017 and $972.1 million at July 31, 2016.

The following table sets forth the components of deferred revenue:

	July 31,	April 30,	July 31,
(in millions)	2017	2017	2016
Software license fees	$9.7	$10.8	$8.6
SaaS subscriptions	253.7	237.7	150.3

Software license fees and subscriptions	263.4	248.5	158.9
Product updates and support fees	760.5	741.1	757.8
Consulting services and other fees	58.9	61.4	55.4

Total deferred revenue	1,082.8	1,051.0	972.1
Less: current portion	1,061.7	1,016.5	936.9

Deferred revenue - non-current	$21.1	$34.5	$35.2

Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our perpetual license customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis. Deferred SaaS subscription revenues are a growing part of our deferred software license fees and subscriptions balance and are less cyclical than the balance of our deferred product updates and support fees revenues.

Operating Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
Operating expenses:
Cost of software license fees	$12.4	$15.5	(20.0)%	(20.6)%
Cost of SaaS subscriptions	53.2	37.4	42.2	42.8
Cost of product updates and support fees	59.2	61.4	(3.6)	(2.8)
Cost of consulting services and other fees	164.7	141.9	16.1	16.5
Sales and marketing	131.1	124.9	5.0	5.7
Research and development	117.7	110.1	6.9	7.5
General and administrative	54.4	51.0	6.7	7.8
Amortization of intangible assets and depreciation	59.5	57.8	2.9	3.6
Restructuring costs	4.7	20.0	(76.5)	(77.0)
Acquisition-related and other costs	7.4	3.9	89.7	89.7

Total operating expenses	$664.3	$623.9	6.5%	7.1%

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

Cost of software license fees decreased by 20.6%, excluding the unfavorable foreign currency impact of 0.6%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. At constant currency, this decrease was primarily due to a 21.7 point decrease related to lower third-party royalties and a 0.7 point decrease related to lower channel partner commissions due to the mix of license fees. These decreases were somewhat offset by a 1.8 point increase related to higher other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 42.8%, excluding the favorable foreign currency impact of 0.6%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the first quarter of fiscal 2018, including an increase of 18.7 points due to higher employee-related and overhead costs, primarily as a result of 27.5% higher SaaS headcount in the current quarter compared to last year, a 16.3 point increase related to higher hosting costs, and an increase of 7.8 points related to higher other costs of providing our SaaS subscriptions.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 2.8%, excluding the favorable foreign currency impact of 0.8%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. At constant currency, the decrease was primarily due to a 2.1 point decrease in employee-related support and overhead costs, a 0.7 point decrease related to lower channel partner commissions and third-party royalties.

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

Cost of consulting services and other fees increased by 16.5%, excluding the favorable foreign currency impact of 0.4%, in the current quarter compared to the first quarter of fiscal 2017. At constant currency, cost of consulting services increased 12.2 points due to higher employee-related and overhead costs due to 11.4% higher headcount in our professional services organizations in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in our professional services headcount includes the employees of our recent acquisitions. Cost of consulting services also increased 3.0 points due to higher billable contractor costs and a 1.3 points due to an increase in other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 5.7%, excluding the favorable foreign currency impact of 0.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 7.4 points in higher employee-related sales and overhead costs, mostly due to 6.4% higher net headcount in our sales and marketing organizations in the current quarter compared to last year, and a net 0.5 point increase due to higher other sales costs. These increases were somewhat offset by a 1.1 point decrease due to lower marketing program costs in the current quarter, a 0.6 point decrease due to lower professional fees and a 0.5 point decrease due to lower share-based compensation expense.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, and overhead costs related to our research and development function.

Research and development expenses increased by 7.5%, excluding the favorable foreign currency impact of 0.6%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. On a constant currency basis, the increase in research and development expenses was primarily due to a 6.3 point increase in employee-related sales and overhead costs due to 8.2% higher headcount in our development organization in the current quarter compared to last year, a 1.2 point increase related to lower capitalization of software development costs in fiscal 2018 compared to fiscal 2017, and 0.6 points related to higher professional fees. These increases were somewhat offset by a 0.6 points related to a decrease in other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, and share-based compensation expense.

General and administrative expenses increased by 7.8%, excluding the favorable foreign currency impact of 1.1%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. On a constant currency basis, the increase in general and administrative expenses was primarily due to an increase of 4.4 points due to higher legal settlement costs incurred in fiscal 2018 compared to fiscal 2017, 2.3 points related to higher consulting and professional fees, a 2.1 point increase in employee-related costs, 1.9 points related to overhead allocations, and a net increase of 1.9 points in other general and administrative expenses. These increases were somewhat offset by a 4.8 point decrease due to lower share-based compensation in the quarter compared to last year.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation increased by 3.6%, excluding the favorable foreign currency impact of 0.7%, in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. At constant currency, the increase resulted primarily from higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software. These increases were somewhat offset by lower amortization and depreciation related to certain of our assets being fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in fiscal 2018.

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

We recorded restructuring charges of approximately $4.7 million and $20.0 million in the first quarter of fiscal 2018 and 2017, respectively, related to our various restructuring actions.

The restructuring charges recorded in the first quarter of fiscal 2018 included approximately $4.2 million related to employee severance costs and $0.5 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our professional services and sales organizations in our EMEA region. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region. The restructuring charges recorded in the first quarter of fiscal 2017 related primarily to employee severance costs for personnel actions taken in our EMEA region affecting all functional areas.

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

In the first quarter of fiscal 2018, we recorded acquisition-related and other costs of $7.4 million, an increase of approximately $3.5 million compared to $3.9 million of acquisition-related and other costs in the first quarter of fiscal 2017.

For the first quarter of fiscal 2018, acquisition-related and other costs included $6.7 million for costs related to our recent acquisitions, primarily the Birst Acquisition, $0.6 million adjustments to the estimated fair value of our contingent consideration liabilities, as well as $0.1 million in other costs. The fiscal 2017 first quarter costs were primarily for the Predictix Acquisition as well as the GT Nexus Acquisition and the Merit Acquisition.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
Interest expense, net	$80.0	$80.3	(0.4)%	(0.4)%
Other (income) expense, net	184.7	15.0	NM	NM

Total non-operating expenses	$264.7	$95.3	177.8%	177.6%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $0.3 million, or 0.4%, to $80.0 million in the quarter ended July 31, 2017, compared to $80.3 million in the quarter ended July 31, 2016. The quarter-over-quarter decrease in our interest expense was primarily due to $1.4 million lower amortization of deferred financing fees and net debt discounts mostly offset by a $1.1 million increase in interest expense.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $184.7 million in the first quarter of fiscal 2018 compared to $15.0 million net expense in the first quarter of fiscal 2017. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates primarily related to the strengthening of the Euro against the U.S. Dollar and the requisite revaluing of our debt denominated in Euros.

Income Tax Provision

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
Income tax provision	$5.7	$7.8	(26.9)%	(28.2)%
Effective income tax rate	(3.4)%	(44.3)%

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

The change in our effective tax rate for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily driven by an increase in foreign based earnings subject to taxation, an increase in U.S. tax losses subject to a full valuation allowance, and a reduction in the amount of unrecognized tax benefits.

During the first quarter of fiscal 2018, we continued to examine various tax structuring alternatives that may be executed during fiscal 2018, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2018 as a result of the KED investment that was consummated on February 17, 2017.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency
GAAP revenues	$759.7	$701.6	8.3%	8.8%
Non-GAAP revenue adjustments - purchase accounting impact:
Software license fees	1.4	—
SaaS subscriptions	1.2	0.7
Product updates and support fees	0.5	0.3
Consulting services and other fees	0.2	—

Total non-GAAP revenue adjustments	3.3	1.0

Non-GAAP revenues	$763.0	$702.6	8.6%	9.2%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual		Constant Currency
GAAP net income (loss)attributable to Infor, Inc.	$(175.3)	$(25.5)	NM	%	NM	%
Interest expense, net (1)	80.3	80.6
Income tax provision (2)	7.2	9.2
Amortization of intangible assets and depreciation	59.5	57.8
Purchase accounting impact revenues/costs, net	3.3	1.0
Share-based compensation	0.2	3.5
Acquisition-related and other costs	7.4	3.9
Restructuring costs	4.7	20.0
Foreign currency (gain) loss	184.7	14.8
Other (3)	13.4	21.0

Adjusted EBITDA	$185.4	$186.3	(0.5)%		(0.3)%

Adjusted EBITDA margin (4)	24.3%	26.5%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.
(4)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

	Three Months Ended
(in millions, except percentages)	July 31,
Cash Flows	2017	2016	Change
Cash provided by (used in):
Operating activities	$(3.8)	$19.7	NM %
Investing activities	(91.1)	(167.5)	(45.6)
Financing activities	59.9	(39.9)	NM
Effect of exchange rate changes on cash and cash equivalents	7.1	(6.8)	NM

Net change in cash and cash equivalents	$(27.9)	$(194.5)	(85.7)%

*	NM - Percentage not meaningful

(in millions, except percentages)	July 31,	April 30,
Capital Resources	2017	2017	Change
Working capital deficit	$(679.6)	$(665.8)	2.1%
Cash and cash equivalents	$277.9	$305.8	(9.1)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS subscription arrangements, new perpetual software license sales, and, to a lesser extent, consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources.

In the first quarter of fiscal 2018, we completed the Birst Acquisition for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase. In the first quarter of fiscal 2017, we completed the Predictix Acquisition for approximately $125.5, net of cash acquired and the Merit Acquisition for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase. See Note 3, Acquisitions.

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

We believe that cash flows from operations, together with our cash and cash equivalents, and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2018 and for the next 12 months. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash used in operating activities for the three-month period ended July 31, 2017, was $3.8 million. Our net loss adjusted for non-cash items provided $83.2 million in cash and changes in operating assets and liabilities used cash of $87.0 million. The uses of cash were primarily from a $134.7 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily vendor charges, professional fees, interest payments and accrued bonuses and commissions. These uses of cash were partially offset, primarily by a $50.3 million decrease in accounts receivable, net, primarily due to collections of our strong fourth quarter fiscal 2017 sales.

Net cash provided by operating activities for the three-month period ended July 31, 2016, was $19.7 million. Our net loss adjusted for non-cash items provided $63.0 million in cash and changes in operating assets and liabilities used cash of $43.3 million. The uses of cash were from a $101.6 million decrease in accounts payable and accrued expenses and other liabilities primarily due to the timing of interest payments and vendor payments. These uses of cash were partially offset, primarily by a $43.7 million decrease in accounts receivable, net, primarily in trade accounts receivable and a $7.4 million increase in deferred revenue largely due to the timing of maintenance renewals, as a significant portion of our U.S. maintenance renews on May 31.

Cash Flows from Investing Activities

Net cash used in investing activities was $91.1 million in the three-month period ended July 31, 2017. The primary uses of cash were $69.1 million net cash used for acquisitions, primarily related to the Birst Acquisition, and $24.5 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $167.5 million in the three-month period ended July 31, 2016. The primary uses of cash were $141.7 million net cash used for the Predictix Acquisition and the Merit Acquisition, and $26.8 million used to purchase property, equipment and software including capitalization of internal and external software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $59.9 million in the three-month period ended July 31, 2017. The primary source of cash was $75.0 million in cash proceeds from equity contributions from certain of our Sponsors, which was partially offset by $8.2 million in debt payments and $5.5 million in payments of contingent consideration liabilities.

Net cash used in financing activities was $39.9 million in the three-month period ended July 31, 2016. The primary uses of cash were $111.5 million in dividend payments and $61.7 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

Effect of Exchange Rate Changes

For the three months ended July 31, 2017, changes in foreign currency exchange rates resulted in a $7.1 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $6.8 million during the three months ended July 31, 2016.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $679.6 million at July 31, 2017, compared to $665.8 million at April 30, 2017. At July 31, 2017, our cash decreased by $27.9 million compared to the balance at April 30, 2017. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of our fiscal 2018, the most significant changes in our current assets aside from cash were a $36.3 million decrease in deferred tax assets due to the first quarter of fiscal 2018 adoption of the FASB guidance related to the presentation of deferred taxes on a prospective basis, and a $33.0 million decrease in accounts receivable. During this period, the most significant changes in our current liabilities were a $92.5 million decrease in accrued expenses, a $45.2 million increase in deferred revenue, primarily due to the timing of maintenance renewals, and a $23.8 million decrease in accounts payable.

Cash and Cash Equivalents

As of July 31, 2017, we had $277.9 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2017, $78.6 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $199.3 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2017			April 30, 2017
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-6 due February 1, 2022	$2,141.7	$2,082.6	3.90%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	1,180.6	1,174.0	3.75%	1,089.7	1,082.8	3.75%
5.75% first lien senior secured notes due August 15, 2020	500.0	486.1	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.5	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	414.3	410.1	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(92.3)	—		(97.3)	—

Total long-term debt	5,774.3	5,774.3		5,650.9	5,650.9
Less: current portion	(33.3)	(33.3)		(32.4)	(32.4)

Total long-term debt - non-current	$5,741.0	$5,741.0		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of July 31, 2017, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2017, included in our Annual Report on Form 10-K, for a description of each amendment (First Amendment through Eighth Amendment).

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $10.3 million of letters of credit have reduced the amount available under the Revolver to $109.7 million as of July 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

On February 6, 2017, we entered into a $2,147.1 million term loan (the Tranche B-6 Term Loan). Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with a LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-6 Term Loan matures on February 1, 2022.

On February 6, 2017, we entered into a €1,000.0 million term loan (the Euro Tranche B-1 Term Loan). Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B-1 Term Loan matures on February 1, 2022.

Interest on the term loans borrowed under the secured term loan facility (the Term Loans) is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the Term Loans with balloon payments at the applicable maturity dates. The Term Loans are subject to mandatory prepayments in certain situations.

Senior Notes

Our 6.5% and 5.75% senior notes (the Senior Notes) include $1,630.0 million in aggregate principal amount of our 6.5% Senior Notes and €350.0 million in aggregate principal amount of our 5.75% Senior Notes. The Senior Notes bear interest at the applicable rates per annum, which is payable semi-annually in cash in arrears, on May 15 and November 15 each year. The Senior Notes mature on May 15, 2022. The Senior Notes are general unsecured obligations of Infor (US), Inc. and are guaranteed by Infor, Inc. and certain of our wholly-owned domestic subsidiaries. Under the indenture governing the Senior Notes, we are subject to certain customary affirmative and negative covenants.

First Lien Senior Secured Notes

Our 5.75% first lien senior secured notes (the Senior Secured Notes) include $500.0 million in aggregate principal and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016. The Senior Secured Notes mature on August 15, 2020. The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Unrestricted Subsidiary

We have designated LogicBlox, Inc. (LogicBlox), a wholly-owned subsidiary of Infor (US), Inc., as an “Unrestricted Subsidiary” as defined under the provisions of the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes. The financial position and results of operations of LogicBlox are included in our Condensed Consolidated Financial Statements. As required by the Credit Agreement and the indentures governing the Senior Notes and Senior Secured Notes, we are to present information sufficient to ascertain our financial condition and results of operations excluding our Unrestricted Subsidiaries.

LogicBlox’s financial position as of July 31, 2017, and its results of operations for the first three months of fiscal 2018 were not significant to our consolidated financial position and results of operations as of and for the period ended July 31, 2017. LogicBlox held assets totaling $6.7 million, primarily intangible assets and goodwill, as of July 31, 2017. For the three months ended July 31, 2017, LogicBlox recorded revenues of $0.1 million and a loss from operations of $1.4 million. In addition, its adjusted EBITDA for the first three months of fiscal 2018 was a loss of $1.0 million, as calculated based on the provisions of the Credit Agreement.

Restricted Cash

We had approximately $13.7 million of restricted cash as of July 31, 2017, of which approximately $0.8 million and $12.9 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2017 were $7,806.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2017. At July 31, 2017, we had recorded a liability for uncertain tax positions of $151.7 million. Over the next 12 months, we expect a net reduction of approximately $46.8 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of July 31, 2017, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $159.5 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.5% and 42.9% of our total revenues for the first quarter of fiscal 2018 and 2017, respectively. International cost of revenues and operating expenses accounted for 38.3% and 42.1% of our total cost of revenues and operating expenses for the first quarter of fiscal 2018 and 2017, respectively.

As of July 31, 2017 and April 30, 2017, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 5.0% and 4.6%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.5% and 1.4% as of July 31, 2017 and April 30, 2017, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.7% and 0.6% as of July 31, 2017 and April 30, 2017, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of July 31, 2017 and April 30, 2017, we had $5.8 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at July 31, 2017, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have LIBOR or EURIBOR floors of 1.00%. On July 31, 2017, the three-month LIBOR and EURIBOR rates were 1.31% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the July 31, 2017 rate would lead to an estimated increase of approximately $1.4 million in our total monthly interest expense as such a change would be above the applicable LIBOR floor.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS

A detailed discussion of our risk factors can be found in our Annual Report on Form 10-K, in Part I, Item 1A, Risk Factors. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

See Index to Exhibits on page 63 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2017

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

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at July 31, 2017 and April 30, 2017,

ii.	Condensed Consolidated Statements of Operations for the three months ended July 31, 2017 and 2016,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended July 31, 2017 and 2016,

iv.	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2017 and 2016, and

v.	Notes to Condensed Consolidated Financial Statements.