Form 10-Q
period 2017-10-31
Infor, Inc.
filed 2017-12-12
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

The number of shares of our common stock outstanding on December 11, 2017, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed with the SEC on June 26, 2017 (our Annual Report on Form 10-K).

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS	October 31, 2017	April 30, 2017
Current assets:
Cash and cash equivalents	$220.2	$305.8
Accounts receivable, net	444.0	446.6
Prepaid expenses	151.9	161.1
Income tax receivable	26.3	24.9
Other current assets	20.3	26.5
Deferred tax assets	—	36.3

Total current assets	862.7	1,001.2
Property and equipment, net	183.8	161.5
Intangible assets, net	732.1	774.6
Goodwill	4,621.7	4,488.0
Deferred tax assets	84.4	71.8
Other assets	95.6	95.4

Total assets	$6,580.3	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$91.0	$105.1
Income taxes payable	49.7	34.0
Accrued expenses	410.9	478.0
Deferred tax liabilities	—	1.0
Deferred revenue	945.6	1,016.5
Current portion of long-term obligations	33.1	32.4

Total current liabilities	1,530.3	1,667.0
Long-term debt, net	5,712.8	5,618.5
Deferred tax liabilities	75.0	91.5
Other long-term liabilities	201.4	209.8

Total liabilities	7,519.5	7,586.8

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at October 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	1,300.2	1,215.2
Receivable from stockholders	(59.2)	(59.2)
Accumulated other comprehensive (loss) income	(157.2)	(278.2)
Accumulated deficit	(2,032.7)	(1,881.6)

Total Infor, Inc. stockholders’ deficit	(948.9)	(1,003.8)
Noncontrolling interests	9.7	9.5

Total stockholders’ deficit	(939.2)	(994.3)

Total liabilities and stockholders’ deficit	$6,580.3	$6,592.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenues
Software license fees	$72.9	$80.9	$150.7	$156.2
SaaS subscriptions	132.1	100.7	255.2	190.8

Software license fees and subscriptions	205.0	181.6	405.9	347.0
Product updates and support fees	355.1	350.1	706.3	703.2

Software revenues	560.1	531.7	1,112.2	1,050.2
Consulting services and other fees	215.3	182.4	422.9	365.5

Total revenues	775.4	714.1	1,535.1	1,415.7

Operating expenses
Cost of software license fees (1)	9.4	13.9	21.8	29.4
Cost of SaaS subscriptions (1)	58.3	42.5	111.5	79.9
Cost of product updates and support fees (1)	60.9	59.8	120.1	121.2
Cost of consulting services and other fees (1)	171.7	143.5	336.4	285.4
Sales and marketing	139.2	112.2	270.3	237.1
Research and development	122.5	113.4	240.2	223.5
General and administrative	70.1	51.5	124.5	102.5
Amortization of intangible assets and depreciation	51.5	57.1	111.0	114.9
Restructuring costs	5.5	9.7	10.2	29.7
Acquisition-related and other costs	5.4	3.9	12.8	7.8

Total operating expenses	694.5	607.5	1,358.8	1,231.4

Income from operations	80.9	106.6	176.3	184.3

Other expense, net:
Interest expense, net	80.5	79.9	160.5	160.2
Other (income) expense, net	(49.3)	10.2	135.4	25.2

Total other expense, net	31.2	90.1	295.9	185.4

Income (loss) before income tax	49.7	16.5	(119.6)	(1.1)
Income tax provision	25.2	13.7	30.9	21.5

Net income (loss)	24.5	2.8	(150.5)	(22.6)
Net income (loss) attributable to noncontrolling interests	0.3	(0.1)	0.6	—

Net income (loss) attributable to Infor, Inc.	$24.2	$2.9	$(151.1)	$(22.6)

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net income (loss)	$24.5	$2.8	$(150.5)	$(22.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(49.7)	(33.2)	117.9	(71.8)
Change in defined benefit plan funding status, net of tax	0.1	1.1	0.2	2.5
Unrealized gain (loss) on derivative instruments, net of tax	1.1	1.7	2.8	3.2

Total other comprehensive income (loss)	(48.5)	(30.4)	120.9	(66.1)

Comprehensive income (loss)	(24.0)	(27.6)	(29.6)	(88.7)

Noncontrolling interests comprehensive income (loss)	0.3	(0.2)	0.5	(0.1)

Comprehensive income (loss) attributable to Infor, Inc.	$(24.3)	$(27.4)	$(30.1)	$(88.6)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(150.5)	$(22.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111.0	114.9
Provision for doubtful accounts, billing adjustments and sales allowances	15.8	9.5
Deferred income taxes	3.7	0.2
Non-cash loss (gain) on foreign currency	135.8	25.1
Non-cash interest	11.2	13.8
Equity-based compensation expense	35.8	6.1
Other	(3.3)	0.9
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	28.4	17.1
Accounts receivable, net	8.9	34.1
Income tax receivable/payable, net	18.9	(5.1)
Deferred revenue	(121.8)	(105.7)
Accounts payable, accrued expenses and other liabilities	(88.8)	(80.8)

Net cash provided by operating activities	5.1	7.5

Cash flows from investing activities
Acquisitions, net of cash acquired	(69.0)	(170.9)
Change in restricted cash	3.5	(0.5)
Purchases of property, equipment and software	(47.8)	(44.3)

Net cash used in investing activities	(113.3)	(215.7)

Cash flows from financing activities
Equity contributions	75.0	144.0
Dividends paid	—	(111.5)
Distributions under tax sharing arrangement	—	(9.1)
Payments on capital lease obligations	(1.4)	(2.3)
Payments on long-term debt	(16.5)	(70.3)
Deferred financing and early debt redemption fees paid	—	(0.8)
Purchase of noncontrolling interests	—	(138.0)
Deferred purchase price and contingent consideration	(38.6)	—
Other	(1.2)	(1.5)

Net cash provided by (used in) financing activities	17.3	(189.5)

Effect of exchange rate changes on cash and cash equivalents	5.3	(10.8)

Net decrease in cash and cash equivalents	(85.6)	(408.5)
Cash and cash equivalents at the beginning of the period	305.8	705.7

Cash and cash equivalents at the end of the period	$220.2	$297.2

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the second quarter of each fiscal year is from August 1 through October 31. Unless otherwise stated, references to fiscal 2018 and fiscal 2017 relate to our fiscal years ended April 30, 2018 and 2017, respectively. References to future years also relate to our fiscal years ending April 30.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for fiscal 2017, we identified and corrected an error in the manner in which we were classifying amounts related to the tax allocation agreement between Infor, Inc. and GGC Software Parent, LLC and Infor Software Parent LLC, our parent companies, (the Tax Allocation Agreement). See Note 2 to the financial statements included in our Annual Report on Form 10-K, Summary of Significant Accounting Policies – Income Taxes. Historically, Infor recorded the differential between our parent’s tax attributes utilized under the separate return method for tax allocation purposes and the amounts paid to our parent under the Tax Allocation Agreement, whereby Infor pays our parent for their attributes on the consolidated tax return, which will differ from our calculation under the separate return method, as a current asset in income tax receivable on our Consolidated Balance Sheets. This differential should be recorded as a distribution under the Tax Allocation Agreement and recorded as a decrease in additional paid-in capital on our Consolidated Balance Sheets when cash paid exceeds the benefit received, and as a capital contribution when the benefit exceeds the cash paid under the terms of the Tax Allocation Agreement.

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

Correction of this error resulted in a $9.1 million change in classification from cash flows from operating activities to cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2016. The revision had no impact on our previously issued Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2016.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2017	$15.4
Provision	7.6
Write-offs and recoveries	(5.4)
Currency translation effect	0.3

Balance, October 31, 2017	$17.9

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2017	$12.2
Provision	8.2
Write-offs	(6.5)
Currency translation effect	0.4

Balance, October 31, 2017	$14.3

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange gain of $49.3 million and a net foreign exchange loss of $10.2 million for the three months ended October 31, 2017 and 2016, respectively. In the first six months of fiscal 2018 and 2017, we recognized net foreign currency exchange losses of $135.4 million and $25.0 million, respectively.

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

On August 1, 2017, we adopted the FASB guidance related to simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under this guidance, goodwill impairment is determined based on the comparison of the fair value of a reporting unit to its carrying amount with an impairment charge recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance was to be applied prospectively and was effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods (our fiscal 2021). Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt this guidance in the second quarter of fiscal 2018 when we performed our annual test for goodwill impairment. Upon adoption, we adjusted our goodwill testing procedures accordingly. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

We believe that no other new accounting guidance was adopted during the first six months of fiscal 2018 that would be relevant to the readers of our financial statements.

Recent Accounting Pronouncements — Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initial application recognized at the date of adoption (modified retrospective). Infor plans to adopt this guidance in our first quarter of fiscal 2019 and have not yet determined whether the effect will be material. We are continuing to evaluate the impact of the modified versus the full retrospective method, as well as the impact on our financial position, results of operations or cash flows, and associated processes, systems, and internal controls. Based on initial assessments, Infor believes the new standard will impact the following policies and practices:

•	Recognition of software license revenue related to term licenses upon delivery of the software, rather than over the term of the arrangement;

•	Accounting for deferred commissions including costs that qualify for deferral and the amortization period;

•	The removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts; and

•	The removal of the current residual method of allocating software license fees within a multiple element arrangement may impact reported revenues.

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

3. Acquisitions

Fiscal 2018

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The Birst Acquisition was partially funded through new capital contributions made to an affiliate of Infor’s parent company by certain of our equity holders, an affiliate of Koch Industries, Inc. (Koch Industries), investment funds affiliated with Golden Gate Capital, and our senior executives. See Note 17, Related Party Transactions- Equity Contributions.

The Birst Acquisition was not significant for financial reporting purposes, and the related results were not material to our results for the six months ended October 31, 2017.

We have recorded approximately $31.5 million of identifiable intangible assets and $47.6 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and five years, respectively. We have determined that the goodwill arising from the Birst Acquisition will not be deductible for tax purposes.

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

We have recorded approximately $5.5 million of identifiable intangible assets and $6.6 million of goodwill related to the Ciber Acquisition. The acquired intangible assets relating to Ciber’s customer relationships are being amortized over their weighted average estimated useful lives of approximately five years. We have determined that the goodwill arising from the Ciber Acquisition will be deductible for tax purposes.

Accentia

On March 13, 2017, we acquired Accentia Middle East (Accentia), a longtime Infor services partner and exclusive reseller and provider of consulting services across the Middle East, North Africa, and India, for $17.7 million, net of cash acquired (the Accentia Acquisition). Based in Cairo, Egypt, Accentia has approximately 80 employees, additional offices in Dubai (UAE), Jeddah (Saudi Arabia), Tunis (Tunisia), and Pune (India), and customers in 17 countries across the region. Accentia has significant expertise in the local market and specializes in Infor M3, our comprehensive, centralized ERP solution for medium to large enterprises in the manufacturing, distribution, and equipment industries. The Accentia Acquisition significantly expanded Infor’s presence in the region.

We have recorded approximately $5.5 million of identifiable intangible assets and $12.3 million of goodwill related to the Accentia Acquisition. The acquired intangible assets relating to Accentia’s customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. We have determined that a portion of the goodwill arising from the Accentia Acquisition will be deductible for tax purposes.

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million that we paid in the second quarter of fiscal 2018 on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition enabled us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

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

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This was in addition to the 16.67% equity interest we acquired in the first quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The Predictix Acquisition was partially funded through a new capital contribution made to an affiliate of Infor’s parent company by certain of our equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners L.P. (Summit Partners). See Note 17, Related Party Transactions- Equity Contributions.

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

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Birst, Ciber, and Accentia, are preliminary as of October 31, 2017. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. The measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of GT Nexus, which we acquired in fiscal 2016, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $9.4 million and $46.9 million at October 31, 2017 and April 30, 2017, respectively.

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

The purchase consideration related to one of our pre-fiscal 2017 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. As of October 31, 2017, we estimated the fair value of the remaining contingent consideration to be $1.7 million, which we anticipate will be paid in the third quarter of fiscal 2018.

The purchase consideration related to the Birst Acquisition, the Merit Acquisition, and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. During the first six months of fiscal 2018, we paid contingent consideration of $15.5 million under the contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $46.5 million. As of October 31, 2017, and April 30, 2017, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $7.1 million and $23.8 million, respectively.

The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2017	$1,389.5	$2,767.8	$330.7	$4,488.0
Goodwill acquired	47.5	0.2	0.1	47.8
Currency translation effect	18.0	61.7	6.2	85.9

Balance, October 31, 2017	$1,455.0	$2,829.7	$337.0	$4,621.7

Goodwill acquired during the first six months of fiscal 2018 totaled $47.8 million and related primarily to the Birst Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2018, as of September 30, 2017. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of October 31, 2017. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of October 31, 2017 and April 30, 2017:

	October 31, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$8.8	$8.8

Total	$—	$—	$8.8	$8.8

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$25.5	$25.5
Derivative instruments	—	4.6	—	4.6

Total	$—	$4.6	$25.5	$30.1

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

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based primarily on readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the credit risk of the counterparties. As such, these derivative instruments are included in Level 2 inputs. The interest rate swaps matured in the second quarter of fiscal 2018 and no related amounts were outstanding as of October 31, 2017. See Note 15, Derivative Financial Instruments.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2018 or fiscal 2017. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2017	$25.5
Contingent consideration	0.3
Settlements	(15.5)
Total (gain) loss recorded in earnings	(1.9)
Currency translation effect	0.4

Balance, October 31, 2017	$8.8

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of October 31, 2017, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of October 31, 2017 and April 30, 2017, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of October 31, 2017 and April 30, 2017, the total carrying value of our long-term debt was approximately $5.7 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.9 billion and $5.8 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	October 31, 2017	April 30, 2017
Accounts receivable	$397.4	$408.9
Unbilled accounts receivable	64.5	53.1
Less: allowance for doubtful accounts	(17.9)	(15.4)

Accounts receivable, net	$444.0	$446.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	October 31, 2017			April 30, 2017
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,047.0	$1,453.4	$593.6	$2,003.7	$1,374.4	$629.3	2 - 15
Acquired and developed technology	1,165.7	1,034.7	131.0	1,130.7	991.2	139.5	1 - 11
Tradenames	140.2	134.7	5.5	137.7	131.9	5.8	1 - 20
Acquired favorable leases	2.2	0.2	2.0	—	—	—	5

Total	$3,355.1	$2,623.0	$732.1	$3,272.1	$2,497.5	$774.6

(1)	Net intangible assets increased from April 30, 2017 to October 31, 2017 by approximately $5.2 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
Customer contracts and relationships	$25.6	$26.8	$52.7	$55.5
Acquired and developed technology	9.6	19.3	26.0	37.9
Tradenames	0.8	0.8	1.7	1.4
Acquired favorable leases	0.1	—	0.2	—

Total	$36.1	$46.9	$80.6	$94.8

The estimated future annual amortization expense related to these intangible assets as of October 31, 2017, was as follows:

(in millions)
Fiscal 2018 (remaining 6 months)	$71.5
Fiscal 2019	133.2
Fiscal 2020	121.4
Fiscal 2021	113.5
Fiscal 2022	70.2
Fiscal 2023	54.2
Thereafter	168.1

Total	$732.1

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	October 31, 2017	April 30, 2017
Compensation and employee benefits	$168.6	$185.7
Taxes other than income	33.6	24.4
Royalties and partner commissions	32.9	44.9
Litigation	2.5	2.5
Professional fees	8.8	38.6
Subcontractor expense	8.6	8.7
Interest	78.3	77.4
Restructuring	11.3	16.5
Asset retirement obligations	2.5	1.7
Deferred rent	3.3	3.6
Deferred acquisition payments	8.6	41.1
Other	51.9	32.9

Accrued expenses	$410.9	$478.0

Included above in other accrued expenses as of October 31, 2017, was approximately $23.7 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt. These dividends were paid on November 1, 2017. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. All equity-based payments are based upon equity issued by Infor Enterprise Applications, LP (Infor Enterprise) and IGS Holding LP (IGS Holding), affiliates of the parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital for equity-classified awards and to other long-term liabilities for liability-classified awards on our Condensed Consolidated Balance Sheets.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
Cost of software license fees and subscriptions	$0.3	$—	$0.3	$—
Cost of product updates and support fees	1.4	—	1.4	0.1
Cost of consulting services and other fees	1.7	0.1	1.7	0.1
Sales and marketing	14.8	0.3	14.8	1.0
Research and development	4.6	0.3	4.8	0.5
General and administrative	12.8	1.9	12.8	4.4

Total	$35.6	$2.6	$35.8	$6.1

IGS Holding Class D Management Incentive Units

In the second quarter of fiscal 2018, IGS Holding granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for 310.9 million Class D non-voting units (Class D Units) and vest over four years. We have recorded equity compensation expense of $7.7 million in the second quarter of fiscal 2018 related to these grants.

Pursuant to the IGS LP Agreement, holders of the Class D Units are entitled to participate in distributions from IGS Holding to the extent such distributions are in excess of specified incentive hurdles, each of which is in excess of the total equity value on the date of issuance.

Further, each holder of Class D Units is entitled to put these units to IGS Holding for cash settlement as follows:

•	On each of the eighth, ninth, tenth and eleventh anniversaries of the effective date of the KED investment in Infor (February 17, 2017), each executive officer may put 25% of the Class D Units held by him or her.

•	On each of July 1, 2020, July 1, 2021, July 1, 2022 and July 1, 2023, each non-executive employee may put 25% of the Class D Units held by him or her.

The settlement price for such units will be equal to the fair market value as of each respective settlement date.

Upon the termination of a Class D Unit holder’s employment with Infor for any reason: (a) all unvested Class D Units held as of the termination date shall expire and be immediately forfeited and canceled in their entirety; and (b) all vested Class D Units held will be subject to repurchase by IGS Holding.

Modification of Management Incentive Units

In the second quarter of fiscal 2018, the outstanding Infor Enterprise Class C MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of these features made these awards probable of vesting. In accordance with applicable FASB guidance, we treated this as a modification and recorded incremental equity compensation expense of $27.3 million in the second quarter of fiscal 2018 related to these modified awards.

In addition, the Infor Enterprise Class C MIUs were amended to allow holders to put 25% of units held to Infor Enterprise for cash settlement on each of July 1, 2018, July 1, 2019, July 1, 2020 and July 1, 2021. The settlement price for such units will be equal to the fair market value as of each respective settlement date.

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

Fiscal 2018 Restructuring Charges

During the first six months of fiscal 2018, we incurred restructuring costs of $9.3 million related to employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our EMEA and Americas regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During the first six months of fiscal 2018, we made cash payments of approximately $3.9 million related to these actions. We expect to complete the remainder of these actions during the remainder of fiscal 2018.

Fiscal 2018 Acquisition-Related Charges

During the first six months of fiscal 2018, we incurred restructuring costs of $0.2 million in employee severance costs related to the Birst Acquisition and we made cash payments of approximately $0.1 million. We expect to complete these actions during the remainder of fiscal 2018.

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs for employee severance costs related to personnel actions across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidating space in facilities primarily in the Americas region. During the first six months of fiscal 2018, we recorded adjustments to these restructuring costs of $0.3 million and we made cash payments of approximately $11.1 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2017 acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidating space. During the first six months of fiscal 2018, we recorded restructuring cost reversals of $0.1 million and we made cash payments of $0.2 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2017, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. During the first six months of fiscal 2018, we recorded adjustments to the restructuring costs of $0.5 million and we made cash payments of $1.6 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six-month period ended October 31, 2017. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	October 31,	Recognized	Program
(in millions)	2017	Costs	Expense	Effect	Payments	2017	to Date	Costs
Fiscal 2018 restructuring
Severance	$—	$8.8	$—	$0.1	$(3.8)	$5.1	$8.8	$8.8
Facilities and other	—	0.5	—	0.1	(0.1)	0.5	0.5	0.5

Total fiscal 2018 restructuring	—	9.3	—	0.2	(3.9)	5.6	9.3	9.3

Fiscal 2018 acquisition-related
Severance	—	0.2	—	—	(0.1)	0.1	0.2	0.2

Total fiscal 2018 acquisition-related	—	0.2	—	—	(0.1)	0.1	0.2	0.2

Fiscal 2017 restructuring
Severance	13.1	—	(0.1)	0.5	(10.3)	3.2	37.4	37.4
Facilities and other	1.9	—	0.4	—	(0.8)	1.5	3.0	3.0

Total fiscal 2017 restructuring	15.0	—	0.3	0.5	(11.1)	4.7	40.4	40.4

Fiscal 2017 acquisition-related
Facilities and other	0.5	—	(0.1)	—	(0.2)	0.2	0.6	0.6

Total fiscal 2017 acquisition-related	0.5	—	(0.1)	—	(0.2)	0.2	0.6	0.6

Previous restructuring
Severance	0.8	—	—	—	(0.3)	0.5	15.9	15.9
Facilities and other	2.5	—	0.2	—	(0.7)	2.0	5.6	5.6

Total previous restructuring	3.3	—	0.2	—	(1.0)	2.5	21.5	21.5

Previous acquisition-related
Severance	0.1	—	(0.1)	—	—	—	40.4	40.4
Facilities and other	2.5	—	0.4	—	(0.6)	2.3	5.1	5.1

Total previous acquisition-related	2.6	—	0.3	—	(0.6)	2.3	45.5	45.5

Total restructuring	$21.4	$9.5	$0.7	$0.7	$(16.9)	$15.4	$117.5	$117.5

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

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
License	$1.4	$(0.1)	$3.2	$2.6
Maintenance	0.1	1.6	0.7	7.3
Consulting	2.1	1.9	4.4	5.8
General and administrative and other functions	1.9	6.3	1.9	14.0

Total restructuring costs	$5.5	$9.7	$10.2	$29.7

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2017			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,136.3	$2,080.2	4.08%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	1,159.2	1,153.1	3.75%	1,089.7	1,082.8	3.75%
5.75% first lien senior secured notes due August 15, 2020	500.0	487.1	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.8	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	407.7	403.7	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(87.3)	—		(97.3)	—

Total long-term debt	5,745.9	5,745.9		5,650.9	5,650.9
Less: current portion	(33.1)	(33.1)		(32.4)	(32.4)

Total long-term debt - non-current	$5,712.8	$5,712.8		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at October 31, 2017 and April 30, 2017 was 4.95% and 4.89%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of October 31, 2017:

Fiscal 2018 (remaining 6 months)	$16.6
Fiscal 2019	33.1
Fiscal 2020	33.1
Fiscal 2021	533.1
Fiscal 2022	3,179.5
Fiscal 2023	2,037.8
Thereafter	—

Total	$5,833.2

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million as of October 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Refinancing Amendment

Subsequent to quarter end, on November 22, 2017, we entered into the Ninth Amendment to our Credit Agreement, which refinanced the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million term loan (the Euro Tranche B-2 Term Loan). See Note 19, Subsequent Events – Refinancing Amendment.

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

First Lien Senior Secured Notes

Our 5.75% first lien senior secured notes (the Senior Secured Notes) include $500.0 million in aggregate principal and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year. The Senior Secured Notes mature on August 15, 2020. The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Unrestricted Subsidiary

As of October 31, 2017, we did not have any Unrestricted Subsidiaries for which financial information was required to be disclosed as required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Deferred Financing Fees, Debt Discounts and Premiums

As of October 31, 2017 and April 30, 2017, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $71.0 million and $78.9 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.9 million and $1.2 million as of October 31, 2017 and April 30, 2017, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method. For the three months ended October 31, 2017 and 2016, we amortized $4.1 million and $5.2 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first six months of fiscal 2018 and 2017, we amortized $8.2 million and $10.6 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $16.3 million and $18.4 million as of October 31, 2017 and April 30, 2017, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of October 31, 2017 and April 30, 2017, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 17, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions, except percentages)	2017	2016	2017	2016
Income tax provision	$25.2	$13.7	$30.9	$21.5
Effective income tax rate	50.7%	83.0%	(25.8)%	(1,954.5	)%(1)

(1)	Due to our reduced level of pre-tax book income this period, our tax rate is not meaningful.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, a decrease in foreign taxes as a result of tax restructuring, and a reduction in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2018 compared to the corresponding period of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in foreign based earnings subject to taxation, and a reduction in the amount of unrecognized tax benefits.

During the upcoming twelve months ending October 31, 2018, we expect a net reduction of approximately $47.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $84.4 million and $108.1 million as of October 31, 2017 and April 30, 2017, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2017	$(259.4)	$(16.0)	$(2.8)	$(278.2)

Other comprehensive income (loss)	117.9	0.2	2.8	120.9
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.1	—	—	0.1

Other comprehensive income (loss) attributable to Infor, Inc.	118.0	0.2	2.8	121.0

Balance, October 31, 2017	$(141.4)	$(15.8)	$—	$(157.2)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.4 million and $3.4 million as of October 31, 2017 and April 30, 2017, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million as of April 30, 2017.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
October 31, 2017
Foreign currency translation adjustment	$(49.7)	$—	$(49.7)
Change in funded status of defined benefit plans	0.1	—	0.1
Derivative instruments unrealized gain (loss)	1.1	(1.1)	—
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	1.7	(0.6)	1.1

Other comprehensive income (loss)	$(46.8)	$(1.7)	$(48.5)

October 31, 2016
Foreign currency translation adjustment	$(33.2)	$—	$(33.2)
Change in funded status of defined benefit plans	1.1	—	1.1
Derivative instruments unrealized gain (loss)	(0.2)	0.1	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$(29.3)	$(1.1)	$(30.4)

(in millions)		Income Tax
Six Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
October 31, 2017
Foreign currency translation adjustment	$117.9	$—	$117.9
Change in funded status of defined benefit plans	0.2	—	0.2
Derivative instruments unrealized gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	4.7	(1.8)	2.9

Other comprehensive income (loss)	$122.7	$(1.8)	$120.9

October 31, 2016
Foreign currency translation adjustment	$(71.8)	$—	$(71.8)
Change in funded status of defined benefit plans	2.5	—	2.5
Derivative instruments unrealized gain (loss)	(0.8)	0.3	(0.5)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	6.0	(2.3)	3.7

Other comprehensive income (loss)	$(64.1)	$(2.0)	$(66.1)

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $15.6 million and $14.4 million for the three-month periods ended October 31, 2017 and 2016, respectively. For the first six months of fiscal 2018 and 2017, total rent expense for operating leases was $30.5 million and $28.9 million, respectively.

We have also entered into certain capital lease commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $8.0 million and $9.0 million as of October 31, 2017 and April 30, 2017, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of October 31, 2017 and April 30, 2017, we had accrued $2.5 million and $2.5 million, respectively, related to current litigation matters. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred.

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

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of October 31, 2017, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of October 31, 2017 and April 30, 2017.

15. Derivative Financial Instruments

We entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 11, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We designated these instruments as cash flow hedges upon initiation and they were highly effective from their inception through maturity. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term which expired on September 29, 2017, and had a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base	Classification Asset (Liability)	October 31, 2017	April 30, 2017
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$—	$(2.0)
Interest rate swap	212.6	2.4740%	Accrued expenses	—	(1.1)
Interest rate swap	212.6	2.4750%	Accrued expenses	—	(1.1)
Interest rate swap	94.5	2.4725%	Accrued expenses	—	(0.4)

Total	$945.0		Total, net asset (liability)	$—	$(4.6)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	Operations Location	2017	2016	2017	2016
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$1.1	$(0.2)	$(0.1)	$(0.8)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$1.7	$3.0	$4.7	$6.0

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of October 31, 2017, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next 12 months.

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
October 31, 2017
Revenues	$207.8	$355.5	$215.7	$779.0
Cost of revenues	67.4	59.5	170.0	296.9
Direct sales and other costs	108.6	—	—	108.6

Sales margin	$31.8	$296.0	$45.7	$373.5

Sales margin %	15.3%	83.3%	21.2%	47.9%
October 31, 2016
Revenues	$182.4	$350.3	$182.4	$715.1
Cost of revenues	56.4	59.8	143.4	259.6
Direct sales and other costs	98.2	—	—	98.2

Sales margin	$27.8	$290.5	$39.0	$357.3

Sales margin %	15.2%	82.9%	21.4%	50.0%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
October 31, 2017
Revenues	$411.3	$707.2	$423.5	$1,542.0
Cost of revenues	133.0	118.7	334.7	586.4
Direct sales and other costs	214.8	—	10.6	225.4

Sales margin	$63.5	$588.5	$78.2	$730.2

Sales margin %	15.4%	83.2%	18.5%	47.4%
October 31, 2016
Revenues	$348.5	$703.7	$365.5	$1,417.7
Cost of revenues	109.3	121.1	285.3	515.7
Direct sales and other costs	195.9	—	12.6	208.5

Sales margin	$43.3	$582.6	$67.6	$693.5

Sales margin %	12.4%	82.8%	18.5%	48.9%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
Reportable segment revenues	$779.0	$715.1	$1,542.0	$1,417.7
Purchase accounting revenue adjustments (1)	(3.6)	(1.0)	(6.9)	(2.0)

Total revenues	$775.4	$714.1	$1,535.1	$1,415.7

Reportable segment sales margin	$373.5	$357.3	$730.2	$693.5
Other unallocated costs and operating expenses (2)	235.6	183.9	432.7	364.6
Amortization of intangible assets and depreciation	51.5	57.1	111.0	114.9
Restructuring costs	5.5	9.7	10.2	29.7

Income from operations	80.9	106.6	176.3	184.3
Total other expense, net	31.2	90.1	295.9	185.4

Income (loss) before income tax	$49.7	$16.5	$(119.6)	$(1.1)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
October 31, 2017
Software license fees	$41.6	$23.8	$7.5	$72.9
SaaS subscriptions	98.3	19.7	14.1	132.1

Software license fees and subscriptions	139.9	43.5	21.6	205.0
Product updates and support fees	224.1	103.0	28.0	355.1

Software revenues	364.0	146.5	49.6	560.1
Consulting services and other fees	111.6	86.5	17.2	215.3

Total revenues	$475.6	$233.0	$66.8	$775.4

October 31, 2016
Software license fees	$48.8	$23.8	$8.3	$80.9
SaaS subscriptions	78.0	11.1	11.6	100.7

Software license fees and subscriptions	126.8	34.9	19.9	181.6
Product updates and support fees	227.0	95.7	27.4	350.1

Software revenues	353.8	130.6	47.3	531.7
Consulting services and other fees	96.5	71.4	14.5	182.4

Total revenues	$450.3	$202.0	$61.8	$714.1

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
October 31, 2017
Software license fees	$85.2	$49.9	$15.6	$150.7
SaaS subscriptions	190.3	36.3	28.6	255.2

Software license fees and subscriptions	275.5	86.2	44.2	405.9
Product updates and support fees	449.7	201.5	55.1	706.3

Software revenues	725.2	287.7	99.3	1,112.2
Consulting services and other fees	225.2	163.2	34.5	422.9

Total revenues	$950.4	$450.9	$133.8	$1,535.1

October 31, 2016
Software license fees	$95.9	$46.5	$13.8	$156.2
SaaS subscriptions	148.1	21.5	21.2	190.8

Software license fees and subscriptions	244.0	68.0	35.0	347.0
Product updates and support fees	454.8	194.2	54.2	703.2

Software revenues	698.8	262.2	89.2	1,050.2
Consulting services and other fees	191.2	144.7	29.6	365.5

Total revenues	$890.0	$406.9	$118.8	$1,415.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
October 31, 2017	$148.6	$21.2	$14.0	$183.8
April 30, 2017	$131.5	$17.9	$12.1	$161.5

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
United States	$430.9	$407.4	$860.4	$808.4
All other countries	344.5	306.7	674.7	607.3

Total revenues	$775.4	$714.1	$1,535.1	$1,415.7

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	October 31, 2017	April 30, 2017
United States	$146.7	$129.5
All other countries	37.1	32.0

Total long-lived tangible assets	$183.8	$161.5

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

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2017	2016	2017	2016
Golden Gate Capital	$0.9	$1.5	$2.1	$2.9
Summit Partners	0.3	0.5	0.6	1.1
Koch Industries	1.0	—	2.0	—

Total management fees and expenses	$2.2	$2.0	$4.7	$4.0

At October 31, 2017, approximately $1.5 million, $1.3 million, and $0.7 million of the Sponsor management fees remained unpaid and related to Koch Industries, Golden Gate Capital, and Summit Partners, respectively.

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

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Revenues from companies affiliated with Golden Gate Capital, Summit Partners, and Koch Industries are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from Golden Gate Capital-owned companies were approximately $0.6 million and $1.4 million in the three and six months ended October 31, 2017, respectively, and $0.5 million and $1.0 million in the comparable periods of fiscal 2017. We had revenues of less than $0.1 million from companies owned by Summit Partners in the first six months of fiscal 2018 and less than $0.1 million to companies owned by Summit Partners in the first six months of fiscal 2017. Revenues from companies affiliated with Koch Industries were approximately $6.0 million and $10.6 million in the three and six months ended October 31, 2017, respectively. Koch Industries was not a related party in the corresponding prior periods of fiscal 2017.

In addition, we made payments to companies owned by Golden Gate Capital for products and services of $0.1 million and $2.2 million in the second quarter and first six months of fiscal 2018, respectively, and $3.7 million and $7.6 million in the comparable periods of fiscal 2017. We made payments to companies owned by Summit Partners for products and services of less than $0.1 million and $0.2 million in the second quarter and first six months of fiscal 2018, respectively, and $0.2 million and $0.2 million in the comparable periods of fiscal 2017. We made an insignificant amount of payments to Koch Industries affiliated companies in the first six months of fiscal 2018.

Koch SaaS Agreements

In fiscal 2018, we entered into a SaaS subscription agreement with Flint Hills Resources, LLC, an affiliate of Koch Industries, under which Flint Hills Resources agreed to a five-year subscription to our EAM software. This agreement totals approximately $11.8 million with SaaS subscription revenues of approximately $2.4 million per year. In addition, we entered into other SaaS subscription agreements with affiliates of Koch Industries for various Infor software products over terms from one to five years. These agreements totaled approximately $1.5 million with average SaaS subscription revenues of approximately $0.2 million per year. All of these agreements were entered into at our customary rates.

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

Equity Contributions

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018 – Birst. In conjunction with the Birst Acquisition, certain of our Sponsors and senior executives made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $75.0 million, which was contributed as equity to Infor, Inc. The proceeds from the new equity contribution were used to fund the Birst Acquisition purchase consideration.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $59.2 million as of October 31, 2017, and $59.2 million as of April 30, 2017. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first six months of fiscal 2018 we did not make any payments under the Tax Allocation Agreement and we made payments of $9.1 million during the corresponding period last year.

Dividends Paid to Affiliates

Fiscal 2018

In October 2017, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $3.0 million cash on-hand, and (ii) with amounts we funded through dividend distributions from Infor to HoldCo of $23.7 million which were accrued as of October 31, 2017. The dividends were paid on November 1, 2017.

Fiscal 2017

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of October 31, 2017 and April 30, 2017, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and six-month periods ended October 31, 2017 and 2016, and our Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2017 and 2016.

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

Most recently in the second quarter of fiscal 2018, LogicBlox, which was previously designated as an “Unrestricted Subsidiary”, was designated as a “Restricted Subsidiary” and was subsequently merged into Infor (US), Inc. Accordingly, they are included in the Subsidiary Issuer column retrospectively for all periods presented below. See Note 11, Debt – Unrestricted Subsidiary.

Condensed Consolidating Balance Sheets

	October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$92.8	$—	$127.4	$—	$220.2
Accounts receivable, net	—	214.1	10.3	219.6	—	444.0
Prepaid expenses	—	100.0	18.5	33.4	—	151.9
Income tax receivable	—	10.9	0.4	15.0	—	26.3
Other current assets	—	4.5	—	15.8	—	20.3
Affiliate receivable	—	93.5	191.9	138.4	(423.8)	—

Total current assets	—	515.8	221.1	549.6	(423.8)	862.7
Property and equipment, net	—	137.4	9.4	37.0	—	183.8
Intangible assets, net	—	628.7	0.4	103.0	—	732.1
Goodwill	—	2,967.7	62.6	1,591.4	—	4,621.7
Deferred tax assets	—	—	0.1	84.4	(0.1)	84.4
Other assets	—	30.9	3.5	61.2	—	95.6
Affiliate receivable	—	120.9	0.1	161.1	(282.1)	—
Investment in subsidiaries	—	2,012.0	—	—	(2,012.0)	—

Total assets	$—	$6,413.4	$297.2	$2,587.7	$(2,718.0)	$6,580.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$67.3	$0.3	$23.4	$—	$91.0
Income taxes payable	—	—	—	49.7	—	49.7
Accrued expenses	—	213.5	23.0	174.4	—	410.9
Deferred revenue	—	634.8	24.0	286.8	—	945.6
Affiliate payable	29.4	330.3	5.7	58.4	(423.8)	—
Current portion of long-term obligations	—	33.1	—	—	—	33.1

Total current liabilities	29.4	1,279.0	53.0	592.7	(423.8)	1,530.3
Long-term debt	—	5,712.8	—	—	—	5,712.8
Deferred tax liabilities	—	54.5	—	20.6	(0.1)	75.0
Affiliate payable	58.2	162.4	0.4	61.1	(282.1)	—
Other long-term liabilities	—	66.0	6.9	128.5	—	201.4
Losses in excess of investment in subsidiaries	861.3	—	—	—	(861.3)	—

Total liabilities	948.9	7,274.7	60.3	802.9	(1,567.3)	7,519.5
Total Infor, Inc. stockholders’ equity (deficit)	(948.9)	(861.3)	236.9	1,775.1	(1,150.7)	(948.9)
Noncontrolling interests	—	—	—	9.7	—	9.7

Total stockholders’ equity (deficit)	(948.9)	(861.3)	236.9	1,784.8	(1,150.7)	(939.2)

Total liabilities and stockholders’ equity (deficit)	$—	$6,413.4	$297.2	$2,587.7	$(2,718.0)	$6,580.3

	April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88.9	$—	$216.9	$—	$305.8
Accounts receivable, net	—	238.9	14.5	193.2	—	446.6
Prepaid expenses	—	100.9	22.2	38.0	—	161.1
Income tax receivable	—	9.8	0.2	14.9	—	24.9
Other current assets	—	10.3	0.1	16.1	—	26.5
Affiliate receivable	—	97.2	179.0	52.9	(329.1)	—
Deferred tax assets	—	18.6	5.1	12.7	(0.1)	36.3

Total current assets	—	564.6	221.1	544.7	(329.2)	1,001.2
Property and equipment, net	—	121.5	8.0	32.0	—	161.5
Intangible assets, net	—	661.3	0.8	112.5	—	774.6
Goodwill	—	2,914.8	62.5	1,510.7	—	4,488.0
Deferred tax assets	0.1	—	—	71.8	(0.1)	71.8
Other assets	—	27.4	6.2	61.8	—	95.4
Affiliate receivable	—	116.2	0.1	127.8	(244.1)	—
Investment in subsidiaries	—	1,803.2	—	—	(1,803.2)	—

Total assets	$0.1	$6,209.0	$298.7	$2,461.3	$(2,376.6)	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$74.8	$—	$30.3	$—	$105.1
Income taxes payable	—	—	—	34.0	—	34.0
Accrued expenses	—	264.8	35.2	178.0	—	478.0
Deferred tax liabilities	0.1	—	—	1.0	(0.1)	1.0
Deferred revenue	—	635.0	22.7	358.8	—	1,016.5
Affiliate payable	29.4	227.4	7.3	65.0	(329.1)	—
Current portion of long-term obligations	—	32.4	—	—	—	32.4

Total current liabilities	29.5	1,234.4	65.2	667.1	(329.2)	1,667.0
Long-term debt	—	5,618.5	—	—	—	5,618.5
Deferred tax liabilities	—	72.5	5.0	14.1	(0.1)	91.5
Affiliate payable	58.2	127.4	0.4	58.1	(244.1)	—
Other long-term liabilities	—	72.4	7.3	130.1	—	209.8
Losses in excess of investment in subsidiaries	916.2	—	—	—	(916.2)	—

Total liabilities	1,003.9	7,125.2	77.9	869.4	(1,489.6)	7,586.8
Total Infor, Inc. stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,582.4	(887.0)	(1,003.8)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(1,003.8)	(916.2)	220.8	1,591.9	(887.0)	(994.3)

Total liabilities and stockholders’ equity (deficit)	$0.1	$6,209.0	$298.7	$2,461.3	$(2,376.6)	$6,592.5

Condensed Consolidating Statements of Operations

	Three Months Ended October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$38.5	$0.5	$33.9	$—	$72.9
SaaS subscriptions	—	109.7	2.3	20.1	—	132.1

Software license fees and subscriptions	—	148.2	2.8	54.0	—	205.0
Product updates and support fees	—	201.6	8.6	144.9	—	355.1

Software revenues	—	349.8	11.4	198.9	—	560.1
Consulting services and other fees	—	97.3	6.1	111.9	—	215.3

Total revenues	—	447.1	17.5	310.8	—	775.4

Operating expenses:
Cost of software license fees	—	4.8	0.7	3.9	—	9.4
Cost of SaaS subscriptions	—	48.8	0.4	8.4	0.7	58.3
Cost of product updates and support fees	—	31.2	0.9	28.0	0.8	60.9
Cost of consulting services and other fees	—	80.8	3.6	85.6	1.7	171.7
Sales and marketing	—	81.5	9.5	46.9	1.3	139.2
Research and development	—	69.4	1.5	48.8	2.8	122.5
General and administrative	—	8.5	46.4	22.5	(7.3)	70.1
Amortization of intangible assets and depreciation	—	40.3	1.4	9.8	—	51.5
Restructuring costs	—	2.2	0.2	3.1	—	5.5
Acquisition-related and other costs	—	4.5	0.2	0.7	—	5.4
Affiliate (income) expense, net	—	58.5	(41.3)	(17.2)	—	—

Total operating expenses	—	430.5	23.5	240.5	—	694.5

Income from operations	—	16.6	(6.0)	70.3	—	80.9

Other expense, net:
Interest expense, net	—	80.5	—	—	—	80.5
Affiliate interest (income) expense, net	—	1.2	—	(1.2)	—	—
Other (income) expense, net	—	(29.1)	—	(20.2)	—	(49.3)

Total other expense, net	—	52.6	—	(21.4)	—	31.2

Income (loss) before income tax	—	(36.0)	(6.0)	91.7	—	49.7
Income tax provision (benefit)	—	(4.7)	0.2	29.7	—	25.2
Equity in (earnings) loss of subsidiaries	(24.5)	(55.8)	—	—	80.3	—

Net income (loss)	24.5	24.5	(6.2)	62.0	(80.3)	24.5
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$24.5	$24.5	$(6.2)	$61.7	$(80.3)	$24.2

	Three Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$43.9	$1.1	$35.9	$—	$80.9
SaaS subscriptions	—	89.8	0.7	10.2	—	100.7

Software license fees and subscriptions	—	133.7	1.8	46.1	—	181.6
Product updates and support fees	—	206.6	7.7	135.8	—	350.1

Software revenues	—	340.3	9.5	181.9	—	531.7
Consulting services and other fees	—	83.7	4.9	93.8	—	182.4

Total revenues	—	424.0	14.4	275.7	—	714.1

Operating expenses:
Cost of software license fees	—	7.9	0.6	5.3	0.1	13.9
Cost of SaaS subscriptions	—	34.5	1.5	6.0	0.5	42.5
Cost of product updates and support fees	—	29.9	0.9	28.0	1.0	59.8
Cost of consulting services and other fees	—	62.3	3.3	75.9	2.0	143.5
Sales and marketing	—	61.8	7.0	42.1	1.3	112.2
Research and development	—	63.8	2.0	44.4	3.2	113.4
General and administrative	—	7.0	34.5	18.1	(8.1)	51.5
Amortization of intangible assets and depreciation	—	42.7	1.8	12.6	—	57.1
Restructuring costs	—	1.8	0.1	7.8	—	9.7
Acquisition-related and other costs	—	2.2	0.8	0.9	—	3.9
Affiliate (income) expense, net	—	40.8	(37.5)	(3.3)	—	—

Total operating expenses	—	354.7	15.0	237.8	—	607.5

Income (loss) from operations	—	69.3	(0.6)	37.9	—	106.6

Other expense, net:
Interest expense, net	—	79.8	—	0.1	—	79.9
Affiliate interest (income) expense, net	—	(4.3)	—	4.3	—	—
Other (income) expense, net	—	(13.8)	—	24.0	—	10.2

Total other expense, net	—	61.7	—	28.4	—	90.1

Income (loss) before income tax	—	7.6	(0.6)	9.5	—	16.5
Income tax provision (benefit)	—	2.0	(1.5)	13.2	—	13.7
Equity in (earnings) loss of subsidiaries	(2.8)	2.8	—	—	—	—

Net income (loss)	2.8	2.8	0.9	(3.7)	—	2.8
Net income (loss) attributable to noncontrolling interests	—	(0.3)	—	0.2	—	(0.1)

Net income (loss) attributable to Infor, Inc.	$2.8	$3.1	$0.9	$(3.9)	$—	$2.9

	Six Months Ended October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$75.4	$2.7	$72.6	$—	$150.7
SaaS subscriptions	—	213.6	4.5	37.1	—	255.2

Software license fees and subscriptions	—	289.0	7.2	109.7	—	405.9
Product updates and support fees	—	405.3	17.3	283.7	—	706.3

Software revenues	—	694.3	24.5	393.4	—	1,112.2
Consulting services and other fees	—	199.0	11.1	212.8	—	422.9

Total revenues	—	893.3	35.6	606.2	—	1,535.1

Operating expenses:
Cost of software license fees	—	11.9	1.6	8.3	—	21.8
Cost of SaaS subscriptions	—	94.0	0.4	15.8	1.3	111.5
Cost of product updates and support fees	—	61.6	1.6	55.2	1.7	120.1
Cost of consulting services and other fees	—	157.8	7.8	167.3	3.5	336.4
Sales and marketing	—	158.7	17.0	92.0	2.6	270.3
Research and development	—	138.8	3.1	92.5	5.8	240.2
General and administrative	—	17.8	79.5	42.1	(14.9)	124.5
Amortization of intangible assets and depreciation	—	86.2	3.1	21.7	—	111.0
Restructuring costs	—	2.5	0.6	7.1	—	10.2
Acquisition-related and other costs	—	10.8	0.7	1.3	—	12.8
Affiliate (income) expense, net	—	114.5	(81.4)	(33.1)	—	—

Total operating expenses	—	854.6	34.0	470.2	—	1,358.8

Income from operations	—	38.7	1.6	136.0	—	176.3

Other expense, net:
Interest expense, net	—	160.5	—	—	—	160.5
Affiliate interest (income) expense, net	—	2.3	—	(2.3)	—	—
Other (income) expense, net	—	106.0	0.1	29.3	—	135.4

Total other expense, net	—	268.8	0.1	27.0	—	295.9

Income (loss) before income tax	—	(230.1)	1.5	109.0	—	(119.6)
Income tax provision (benefit)	—	(0.8)	(0.1)	31.8	—	30.9
Equity in loss (earnings) of subsidiaries	150.5	(78.8)	—	—	(71.7)	—

Net income (loss)	(150.5)	(150.5)	1.6	77.2	71.7	(150.5)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.6	—	0.6

Net income (loss) attributable to Infor, Inc.	$(150.5)	$(150.5)	$1.6	$76.6	$71.7	$(151.1)

	Six Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$87.6	$2.1	$66.5	$—	$156.2
SaaS subscriptions	—	169.7	1.1	20.0	—	190.8

Software license fees and subscriptions	—	257.3	3.2	86.5	—	347.0
Product updates and support fees	—	413.6	16.1	273.5	—	703.2

Software revenues	—	670.9	19.3	360.0	—	1,050.2
Consulting services and other fees	—	166.5	9.6	189.4	—	365.5

Total revenues	—	837.4	28.9	549.4	—	1,415.7

Operating expenses:
Cost of software license fees	—	17.7	1.5	10.2	—	29.4
Cost of SaaS subscriptions	—	64.7	2.3	11.6	1.3	79.9
Cost of product updates and support fees	—	60.1	1.8	57.2	2.1	121.2
Cost of consulting services and other fees	—	120.6	7.0	153.6	4.2	285.4
Sales and marketing	—	136.5	14.2	83.7	2.7	237.1
Research and development	—	126.3	3.3	87.3	6.6	223.5
General and administrative	—	12.8	68.6	38.0	(16.9)	102.5
Amortization of intangible assets and depreciation	—	84.7	3.8	26.4	—	114.9
Restructuring costs	—	2.5	—	27.2	—	29.7
Acquisition-related and other costs	—	5.0	1.8	1.0	—	7.8
Affiliate (income) expense, net	—	102.7	(86.0)	(16.7)	—	—

Total operating expenses	—	733.6	18.3	479.5	—	1,231.4

Income from operations	—	103.8	10.6	69.9	—	184.3

Other expense, net:
Interest expense, net	—	160.1	—	0.1	—	160.2
Affiliate interest (income) expense, net	—	(13.4)	—	13.4	—	—
Other (income) expense, net	—	(24.3)	—	49.5	—	25.2

Total other expense, net	—	122.4	—	63.0	—	185.4

Income (loss) before income tax	—	(18.6)	10.6	6.9	—	(1.1)
Income tax provision (benefit)	—	(2.3)	—	23.8	—	21.5
Equity in loss (earnings) of subsidiaries	22.6	6.3	—	—	(28.9)	—

Net income (loss)	(22.6)	(22.6)	10.6	(16.9)	28.9	(22.6)
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	0.4	—	—

Net income (loss) attributable to Infor, Inc.	$(22.6)	$(22.2)	$10.6	$(17.3)	$28.9	$(22.6)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$24.5	$24.5	$(6.2)	$62.0	$(80.3)	$24.5

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.2)	—	(49.5)	—	(49.7)
Defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.1	—	—	—	1.1

Total other comprehensive income (loss)	—	0.9	—	(49.4)	—	(48.5)

Comprehensive income (loss)	24.5	25.4	(6.2)	12.6	(80.3)	(24.0)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Comprehensive income (loss) attributable to Infor, Inc.	$24.5	$25.4	$(6.2)	$12.3	$(80.3)	$(24.3)

	Three Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$2.8	$2.8	$0.9	$(3.7)	$—	$2.8

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(33.2)	—	(33.2)
Defined benefit plan funding status, net of tax	—	—	—	1.1	—	1.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(32.1)	—	(30.4)

Comprehensive income (loss)	2.8	4.5	0.9	(35.8)	—	(27.6)

Comprehensive income (loss) attributable to noncontrolling interests	—	(0.3)	—	0.1	—	(0.2)

Comprehensive income (loss) attributable to Infor, Inc.	$2.8	$4.8	$0.9	$(35.9)	$—	$(27.4)

	Six Months Ended October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(150.5)	$(150.5)	$1.6	$77.2	$71.7	$(150.5)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.1)	—	118.0	—	117.9
Defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	2.8	—	—	—	2.8

Total other comprehensive income (loss)	—	2.7	—	118.2	—	120.9

Comprehensive income (loss)	(150.5)	(147.8)	1.6	195.4	71.7	(29.6)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	0.5	—	0.5

Comprehensive income (loss) attributable to Infor, Inc.	$(150.5)	$(147.8)	$1.6	$194.9	$71.7	$(30.1)

	Six Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(22.6)	$(22.6)	$10.6	$(16.9)	$28.9	$(22.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(71.8)	—	(71.8)
Defined benefit plan funding status, net of tax	—	—	—	2.5	—	2.5
Unrealized gain (loss) on derivative instruments, net of tax	—	3.2	—	—	—	3.2

Total other comprehensive income (loss)	—	3.2	—	(69.3)	—	(66.1)

Comprehensive income (loss)	(22.6)	(19.4)	10.6	(86.2)	28.9	(88.7)

Comprehensive income (loss) attributable to noncontrolling interests	—	(0.4)	—	0.3	—	(0.1)

Comprehensive income (loss) attributable to Infor, Inc.	$(22.6)	$(19.0)	$10.6	$(86.5)	$28.9	$(88.6)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended October 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$58.6	$3.3	$(56.8)	$—	$5.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(70.6)	—	1.6	—	(69.0)
Change in restricted cash	—	—	—	3.5	—	3.5
Purchases of property, equipment and software	—	(35.0)	(3.0)	(9.8)	—	(47.8)

Net cash used in investing activities	—	(105.6)	(3.0)	(4.7)	—	(113.3)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Payments on capital lease obligations	—	(0.3)	(0.3)	(0.8)	—	(1.4)
Payments on long-term debt	—	(16.5)	—	—	—	(16.5)
(Payments) proceeds from affiliate within group	—	26.6	—	(26.6)	—	—
Deferred purchase price and contingent consideration	—	(33.1)	—	(5.5)	—	(38.6)
Other	—	(0.8)	—	(0.4)	—	(1.2)

Net cash provided by (used in) financing activities	—	50.9	(0.3)	(33.3)	—	17.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.3	—	5.3

Net increase (decrease) in cash and cash equivalents	—	3.9	—	(89.5)	—	(85.6)
Cash and cash equivalents at the beginning of the period	—	88.9	—	216.9	—	305.8

Cash and cash equivalents at the end of the period	$—	$92.8	$—	$127.4	$—	$220.2

	Six Months Ended October 31, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$23.6	$1.6	$(17.7)	$—	$7.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(154.2)	—	(16.7)	—	(170.9)
Change in restricted cash	—	—	—	(0.5)	—	(0.5)
Purchases of property, equipment and software	—	(37.2)	(1.4)	(5.7)	—	(44.3)

Net cash used in investing activities	—	(191.4)	(1.4)	(22.9)	—	(215.7)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(1.0)	(0.2)	(1.1)	—	(2.3)
Payments on long-term debt	—	(70.3)	—	—	—	(70.3)
(Payments) proceeds from affiliate within group	—	247.8	—	(247.8)	—	—
Deferred financing and early debt redemption fees paid	—	(0.8)	—	—	—	(0.8)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(0.8)	—	(0.7)	—	(1.5)

Net cash provided by (used in) financing activities	—	60.3	(0.2)	(249.6)	—	(189.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.8)	—	(10.8)

Net increase (decrease) in cash and cash equivalents	—	(107.5)	—	(301.0)	—	(408.5)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$56.2	$—	$241.0	$—	$297.2

19. Subsequent Event

Refinancing Amendment

Subsequent to quarter end, on November 22, 2017, we entered into the Ninth Amendment (the Amendment) to the Credit Agreement with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. The Amendment provides for the refinancing of the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million Euro Tranche B-2 Term Loan.

Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with a LIBOR floor of 1.00%. This was a 50 basis point reduction in the effective rate related to the Euro Tranche B-2 Term Loan as compared to the Euro Tranche B-1 Term Loan which was based on an Adjusted LIBOR rate plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.00% per annum. The Euro Tranche B-2 Term Loan matures on February 1, 2022, which is unchanged compared to the original maturity date of the Euro Tranche B-1 Term Loan.

Pursuant to the terms of the Credit Agreement, the Euro Tranche B-2 Term Loan is guaranteed by Infor and certain of our wholly-owned domestic subsidiaries, and are secured by liens on substantially all of the assets of Infor, Infor (US), Inc., and the assets of the Guarantors.

Proceeds from the Euro Tranche B-2 Term Loan were used to refinance the outstanding principal of our Euro Tranche B-1 Term Loan, together with accrued and unpaid interest and applicable fees. See Note 11, Debt - Credit Facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended October 31, 2017, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2017, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 16,640 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2018, the Americas, EMEA and APAC regions generated approximately 61.9%, 29.4% and 8.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

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

We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, future equity contributions from our Sponsors, or additional borrowings. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Fiscal 2018 Acquisitions

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The operating results related to the Birst Acquisition have been included in our Condensed Consolidated Financial Statements from the acquisition date.

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

Accentia

On March 13, 2017, we acquired Accentia Middle East (Accentia), a longtime Infor services partner and exclusive reseller and provider of consulting services across the Middle East, North Africa, and India, for $17.7 million, net of cash acquired (the Accentia Acquisition). Based in Cairo, Egypt, Accentia has approximately 80 employees, additional offices in Dubai (UAE), Jeddah (Saudi Arabia), Tunis (Tunisia), and Pune (India), and customers in 17 countries across the region. Accentia has significant expertise in the local market and specializes in Infor M3, our comprehensive, centralized ERP solution for medium to large enterprises in the manufacturing, distribution, and equipment industries. The Accentia Acquisition significantly expanded Infor’s presence in the region.

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

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018 – Birst. In conjunction with the Birst Acquisition, certain of our Sponsors and senior executives made new capital contributions of $75.0 million which were used to fund the Birst Acquisition purchase consideration.

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

For the second quarter of fiscal 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 6.1% and 2.3%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2017. For the six months ended October 31, 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 3.4% and strengthened by approximately 2.8%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2017.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended October 31, 2017 vs. 2016	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees	$1.3	$(9.3)	$(8.0)	1.6%	(11.5)%	(9.9)%
SaaS subscriptions	0.8	30.6	31.4	0.8	30.4	31.2

Software license fees and subscriptions	2.1	21.3	23.4	1.2	11.7	12.9
Product updates and support fees	5.1	(0.1)	5.0	1.4	0.0	1.4

Software revenues	7.2	21.2	28.4	1.3	4.0	5.3
Consulting services and other fees	4.5	28.4	32.9	2.4	15.6	18.0

Total revenues	$11.7	$49.6	$61.3	1.7%	6.9%	8.6%

Total operating expenses	$8.5	$78.5	$87.0	1.4%	12.9%	14.3%

(in millions, except percentages) Six Months Ended October 31, 2017 vs. 2016	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees	$1.5	$(7.0)	$(5.5)	1.0%	(4.5)%	(3.5)%
SaaS subscriptions	0.3	64.1	64.4	0.2	33.6	33.8

Software license fees and subscriptions	1.8	57.1	58.9	0.5	16.5	17.0
Product updates and support fees	2.8	0.3	3.1	0.4	0.0	0.4

Software revenues	4.6	57.4	62.0	0.4	5.5	5.9
Consulting services and other fees	3.2	54.2	57.4	0.9	14.8	15.7

Total revenues	$7.8	$111.6	$119.4	0.5%	7.9%	8.4%

Total operating expenses	$4.8	$122.6	$127.4	0.3%	10.0%	10.3%

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2018.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Revenues:
Software license fees	$72.9	$80.9	(9.9)%	(11.5)%	$150.7	$156.2	(3.5)%	(4.5)%
SaaS subscriptions	132.1	100.7	31.2	30.4	255.2	190.8	33.8	33.6

Software license fees and subscriptions	205.0	181.6	12.9	11.7	405.9	347.0	17.0	16.5
Product updates and support fees	355.1	350.1	1.4	0.0	706.3	703.2	0.4	0.0

Software revenues	560.1	531.7	5.3	4.0	1,112.2	1,050.2	5.9	5.5
Consulting services and other fees	215.3	182.4	18.0	15.6	422.9	365.5	15.7	14.8

Total revenues	775.4	714.1	8.6	6.9	1,535.1	1,415.7	8.4	7.9

Operating expenses:
Cost of software license fees	9.4	13.9	(32.4)	(33.1)	21.8	29.4	(25.9)	(26.5)
Cost of SaaS subscriptions	58.3	42.5	37.2	36.7	111.5	79.9	39.5	39.5
Cost of product updates and support fees	60.9	59.8	1.8	1.0	120.1	121.2	(0.9)	(0.9)
Cost of consulting services and other fees	171.7	143.5	19.7	17.1	336.4	285.4	17.9	16.8
Sales and marketing	139.2	112.2	24.1	22.7	270.3	237.1	14.0	13.7
Research and development	122.5	113.4	8.0	6.8	240.2	223.5	7.5	7.2
General and administrative	70.1	51.5	36.1	35.0	124.5	102.5	21.5	21.5
Amortization of intangible assets and depreciation	51.5	57.1	(9.8)	(10.5)	111.0	114.9	(3.4)	(3.4)
Restructuring costs	5.5	9.7	(43.3)	(44.3)	10.2	29.7	(65.7)	(66.3)

Acquisition-related and other costs	5.4	3.9	38.5		35.9	12.8	7.8	64.1		62.8

Total operating expenses	694.5	607.5	14.3		12.9	1,358.8	1,231.4	10.3		10.0

Income from operations	80.9	106.6	(24.1)		(27.1)	176.3	184.3	(4.3)		(6.0)

Interest expense, net	80.5	79.9	0.8		0.8	160.5	160.2	0.2		0.2
Other (income) expense, net	(49.3)	10.2	NM		NM	135.4	25.2	437.3		441.7

Income (loss) before income tax	49.7	16.5	201.2		(174.5)	(119.6)	(1.1)	NM		NM
Income tax provision	25.2	13.7	83.9		83.2	30.9	21.5	43.7		42.8

Net income (loss)	24.5	2.8	NM		NM	(150.5)	(22.6)	NM		NM
Net income (loss) attributable to noncontrolling interests	0.3	(0.1)	NM		NM	0.6	—	NM		NM

Net income (loss) attributable to Infor, Inc.	$24.2	$2.9	NM	%	NM %	$(151.1)	$(22.6)	NM	%	NM	%

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and six-month periods ended October 31, 2017 and 2016, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Revenues
Software license fees	$72.9	$80.9	(9.9)%	(11.5)%	$150.7	$156.2	(3.5)%	(4.5)%
SaaS subscriptions	132.1	100.7	31.2	30.4	255.2	190.8	33.8	33.6

Software license fees and subscriptions	205.0	181.6	12.9	11.7	405.9	347.0	17.0	16.5
Product updates and support fees	355.1	350.1	1.4	0.0	706.3	703.2	0.4	0.0

Software revenues	560.1	531.7	5.3	4.0	1,112.2	1,050.2	5.9	5.5
Consulting services and other fees	215.3	182.4	18.0	15.6	422.9	365.5	15.7	14.8

Total revenues	$775.4	$714.1	8.6%	6.9%	$1,535.1	$1,415.7	8.4%	7.9%

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

Total revenues increased 6.9% in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, excluding the favorable foreign currency impact of 1.7%. On a constant currency basis, we realized growth across all of our geographic regions with the Americas up 5.4%, EMEA up 10.0% and APAC up 8.0%. We experienced significant growth in our SaaS subscriptions revenues, which increased 30.4%, as we expand our CloudSuite offerings and continue to shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 11.5%. Our SaaS subscriptions now account for over 64.4% of our total software license fees revenues. Our product updates and support fees were relatively flat, while our consulting services and other fees revenues were up 15.6%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

For the six-month period ended October 31, 2017, total revenues increased by 7.9% compared to the six-month period ended October 31, 2016, excluding the favorable foreign currency impact of 0.5%. On a constant currency basis, the year-to-date increase was experienced across all geographies and was primarily due to the shift in our license mix which resulted in an increase of 33.6% in our SaaS subscriptions revenues, offsetting a 4.5% decrease in our perpetual software license fees revenues. Our year-to-date consulting services and other fees revenues were up 14.8% while our product updates and support fees were relatively flat. The increase in year-to-date total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the second quarter of fiscal 2018, software license fees decreased by 11.5% compared to the second quarter of fiscal 2017, excluding the favorable foreign currency impact of 1.6%. At constant currency, the decrease in perpetual license fees revenues was experienced across all of our geographic regions with the Americas, EMEA and APAC regions accounting for decreases of 8.9 points, 1.7 points and 0.9 points, respectively. We continued to drive a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the six-month period ended October 31, 2017, software license fees decreased by 4.5%, compared to the six-month period ended October 31, 2016, excluding the favorable foreign currency impact of 1.0%. At constant currency, the decrease in perpetual license fees revenues was primarily related to lower perpetual software license fees in our Americas region, which accounted for a decrease of 6.9 points. This decrease was somewhat offset by an increase in perpetual license fees revenues in our EMEA and APAC regions which accounted for increases of 1.2 points and 1.2 points, respectively.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the second quarter of fiscal 2018, SaaS subscriptions revenues increased by 30.4% compared to the second quarter of fiscal 2017, excluding the favorable foreign currency impact of 0.8%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2018 across all geographic regions, especially in the Americas, which accounted for an increase of approximately 20.2 points. In addition, our EMEA and APAC regions contributed increases of approximately 7.9 points and 2.4 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for 6.6 points of the increase.

In the six-month period ended October 31, 2017, SaaS subscriptions revenues increased by 33.6%, compared to the six-month period ended October 31, 2016, excluding the favorable foreign currency impact of 0.2%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2017 across all geographic regions; the Americas accounted for an increase of 22.1 points, EMEA 7.6 points, and APAC 3.8 points. Our recent acquisitions accounted for approximately 5.6 points of the year-to-date increase in SaaS subscription revenues.

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

Product updates and support fees were flat in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, excluding the favorable foreign currency impact of 1.4%.

In the six-month period ended October 31, 2017, product updates and support fees were also flat compared to the six-month period ended October 31, 2016, excluding the favorable foreign currency impact of 0.4%.

At constant currency, in the current quarter and year-to-date periods we experienced modest growth in our product updates and support fees in our EMEA and APAC regions, which were offset by a slight decrease in the Americas. The net changes in our product updates and support fees were primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases, offset by customer attrition and the negative pressure coming from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 15.6%, excluding the favorable foreign currency impact of 2.4%, in the current quarter compared to the second quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 13.9 points compared to the second quarter last year. This increase was experienced across all geographic regions; Americas accounted for an increase of 7.1 points, EMEA 5.8 points, and APAC 1.0 points. In addition, other fees revenues accounted for a 1.7 point increase. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.0 points of the increase.

Consulting services and other fees increased by 14.8%, excluding the favorable foreign currency impact of 0.9% in the six-month period ended October 31, 2017, compared to the six-month period ended October 31, 2016. At constant currency, year-to-date increases in consulting services revenues accounted for an increase of 13.8 points compared to the corresponding period last year. The year-to-date increase in consulting services was experienced across all geographic regions with Americas contributing an increase of 8.7 points, EMEA 4.2 points, and APAC 0.9 points. In addition, higher other fees revenues accounted for a 1.0 point increase. The increase in year-to-date consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.5 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain on-premise license agreements, SaaS subscription agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $967.3 million as of October 31, 2017, compared to $1,051.0 million as of April 30, 2017, and $854.3 million as of October 31, 2016.

The following table sets forth the components of deferred revenue:

(in millions)	October 31, 2017	April 30, 2017	October 31, 2016
Software license fees	$9.0	$10.8	$9.7
SaaS subscriptions	251.1	237.7	155.5

Software license fees and subscriptions	260.1	248.5	165.2
Product updates and support fees	651.3	741.1	638.1
Consulting services and other fees	55.9	61.4	51.0

Total deferred revenue	967.3	1,051.0	854.3
Less: current portion	945.6	1,016.5	835.4

Deferred revenue - non-current	$21.7	$34.5	$18.9

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

Operating Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Operating expenses
Cost of software license fees	$9.4	$13.9	(32.4)%	(33.1)%	$21.8	$29.4	(25.9)%	(26.5)%
Cost of SaaS subscriptions	58.3	42.5	37.2	36.7	111.5	79.9	39.5	39.5
Cost of product updates and support fees	60.9	59.8	1.8	1.0	120.1	121.2	(0.9)	(0.9)
Cost of consulting services and other fees	171.7	143.5	19.7	17.1	336.4	285.4	17.9	16.8
Sales and marketing	139.2	112.2	24.1	22.7	270.3	237.1	14.0	13.7
Research and development	122.5	113.4	8.0	6.8	240.2	223.5	7.5	7.2
General and administrative	70.1	51.5	36.1	35.0	124.5	102.5	21.5	21.5
Amortization of intangible assets and depreciation	51.5	57.1	(9.8)	(10.5)	111.0	114.9	(3.4)	(3.4)
Restructuring costs	5.5	9.7	(43.3)	(44.3)	10.2	29.7	(65.7)	(66.3)
Acquisition-related and other costs	5.4	3.9	38.5	35.9	12.8	7.8	64.1	62.8

Total operating expenses	$694.5	$607.5	14.3%	12.9%	$1,358.8	$1,231.4	10.3%	10.0%

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

Cost of software license fees decreased by 33.1%, excluding the unfavorable foreign currency impact of 0.7%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. At constant currency, this decrease was in-line with our lower software fees revenues in the second quarter of fiscal 2018 and was primarily due to a 19.8 point decrease related to lower channel partner commissions and a 9.8 point decrease related to lower third-party royalties due to the mix of license fees, and a decrease of 3.5 points related to lower other costs.

Cost of software license fees for the first six months of fiscal 2018 decreased by 26.5%, excluding the unfavorable foreign currency impact of 0.6%, compared to the first six months of fiscal 2017. At constant currency, the decrease was primarily due to a 16.1 point decrease related to lower third-party royalties and a 9.7 point decrease related to lower channel partner commissions due to the mix of license fees, and a decrease of 0.7 points related to lower other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 36.7%, excluding the unfavorable foreign currency impact of 0.5%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the second quarter of fiscal 2018, including an increase of 17.8 points due to higher employee-related and overhead costs, primarily as a result of 24.2% higher SaaS headcount in the second quarter compared to last year, a 10.7 point increase related to higher hosting costs, and an increase of 8.2 points related to higher other costs of providing our SaaS subscriptions.

Cost of SaaS subscriptions for the first six months of fiscal 2018 increased by 39.5%, excluding a minimal unfavorable foreign currency impact, compared to the first six months of fiscal 2017, in-line with higher year-to-date SaaS subscriptions revenues. At constant currency, this increase was primarily due to an increase of 18.2 points due to higher employee-related and overhead costs, with our higher SaaS headcount, a 13.3 point increase related to higher hosting costs, and an increase of 8.0 points related to higher other costs of providing our SaaS subscriptions.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 1.0%, excluding the unfavorable foreign currency impact of 0.8%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. At constant currency, the increase was primarily due to a 2.2 point increase related to higher share-based compensation in the second quarter compared to last year and 0.5 point increase related to higher professional fees. These increases were somewhat offset by a 1.0 point decrease related to lower channel partner commissions and third-party royalties, a 0.6 point decrease in employee-related support and overhead costs, and a decrease of 0.1 point related to lower other costs.

For the first six months of fiscal 2018, cost of product updates and support fees decreased by 0.9%, excluding a minimal favorable foreign currency impact, compared to the first six months of fiscal 2017. At constant currency, the year-to-date decrease was primarily due to a 1.4 point decrease in employee-related support and overhead costs and a 0.9 point decrease related to lower channel partner commissions and third-party royalties. These decreases were somewhat offset by a 1.0 point increase related to higher share-based compensation and 0.4 point increase related to higher professional fees.

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

Cost of consulting services and other fees increased by 17.1%, excluding the unfavorable foreign currency impact of 2.6%, in the current quarter compared to the second quarter of fiscal 2017. At constant currency, cost of consulting services increased 10.5 points due to higher employee-related and overhead costs due to 10.7% higher headcount in our professional services organizations in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The increase in our professional services headcount includes the employees of our recent acquisitions. Cost of consulting services also increased 3.6 points due to higher billable contractor costs, 1.2 points related to higher share-based compensation in the second quarter compared to last year, and 1.8 points due to an increase in other costs.

For the first six months of fiscal 2018, cost of consulting services and other fees increased by 16.8%, excluding the unfavorable foreign currency impact of 1.1%, compared to the first six months of fiscal 2017. At constant currency, the year-to-date increase was primarily due to an 11.4 point increase in employee-related and overhead costs due to higher headcount in our professional services organizations, a 3.3 point increase due to higher billable contractor costs, a 0.6 point increase related to higher share-based compensation and a 1.5 point increase related to other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 22.7%, excluding the unfavorable foreign currency impact of 1.4%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 12.9 points due to higher share-based compensation, an increase of 8.1 points in higher employee-related sales and overhead costs, mostly due to 3.4% higher net headcount in our sales and marketing organizations, a 1.8 point increase due to higher marketing program costs, and a net 0.6 point increase due to higher other sales costs in the second quarter compared to last year. These increases were somewhat offset by a 0.7 point decrease due to lower professional fees.

Sales and marketing expenses increased by 13.7%, excluding the unfavorable foreign currency impact of 0.3%, in the six-month period ended October 31, 2017, compared to the six-month period ended October 31, 2016. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 7.7 point increase in employee-related sales and overhead costs due to higher headcount in our sales organization, 5.8 points due to higher share-based compensation, 0.3 points due to higher marketing program costs, and a net 0.5 point increase due to higher other sales costs. These increases were somewhat offset by a 0.6 point decrease due to lower professional fees.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 6.8%, excluding the unfavorable foreign currency impact of 1.2%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. On a constant currency basis, the increase in research and development expenses was primarily due to a 3.8 point increase in employee-related and overhead costs due to 7.7% higher headcount in our development organization in the second quarter compared to last year, 3.8 points due to higher share-based compensation, and 1.5 points related to higher professional fees. These increases were somewhat offset by a 2.1 point decrease related to higher capitalization of software development costs in fiscal 2018 compared to fiscal 2017 and 0.2 points related to a decrease in other development costs.

Research and development expenses increased 7.2%, excluding the unfavorable foreign currency impact of 0.3%, in the six-month period ended October 31, 2017, compared to the six-month period ended October 31, 2016. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 5.0 point increase in employee-related and overhead costs due to higher headcount in our development organization, 1.9 points due to higher share-based compensation, and 1.1 points related to higher professional fees. These increases were somewhat offset by a 0.5 point decrease related to higher capitalization of software development costs year-to-date as compared to the corresponding period last year and 0.3 points related to a decrease in other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, and share-based compensation expense.

General and administrative expenses increased by 35.0%, excluding the unfavorable foreign currency impact of 1.1%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. On a constant currency basis, the increase in general and administrative expenses was primarily due to an increase of 21.0 points related to higher share-based compensation in the second quarter compared to last year, a 6.1 point increase in employee-related costs, 3.8 points related to overhead allocations, 1.1 points related to higher consulting and professional fees, and a net increase of 3.0 points in other general and administrative expenses.

General and administrative expenses increased by 21.5%, excluding a minimal favorable foreign currency impact, in the six-month period ended October 31, 2017, compared to the six-month period ended October 31, 2016. On a constant currency basis, year-to-date general and administrative expenses increased primarily due to an increase of 8.2 points related to higher share-based compensation, a 4.1 point increase in employee-related costs, 2.7 points related to overhead allocations, 2.4 points due to higher legal settlement costs incurred in fiscal 2018 compared to fiscal 2017, 1.7 points related to higher consulting and professional fees, and a net increase of 2.4 points in other general and administrative expenses.

The current quarter-over-quarter and year-to-date increases in share-based compensation in general and administrative expenses, and other applicable expense lines, were primarily due to the modification of certain of our Class C MIU’s in the second quarter of fiscal 2018 whereby repurchase features that functioned as in-substance forfeiture provisions were removed. The removal of these features made these grants probable of vesting, resulting in the recognition of incremental share-based compensation expense. In addition, we recorded share-based compensation expense in the second quarter of fiscal 2018 related to newly issued Class D MIU’s. See Note 9, Equity-Based Compensation.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by 10.5%, excluding the unfavorable foreign currency impact of 0.7%, in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017.

In the six-month period ended October 31, 2017, amortization of intangible assets and depreciation decreased by 3.4%, compared with the six-month period ended October 31, 2016, excluding a minimal unfavorable foreign currency impact.

At constant currency, the quarter-over-quarter and year-to-date decreases resulted primarily from lower amortization and depreciation related to certain of our assets being fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in the applicable periods of fiscal 2018. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

We recorded restructuring charges of approximately $5.5 million and $9.7 million in the second quarter of fiscal 2018 and 2017, respectively, related to our various restructuring actions.

We incurred restructuring charges of $10.2 million in the six-month period ended October 31, 2017, compared to $29.7 million in the six-month period ended October 31, 2016.

The restructuring charges recorded to date in fiscal 2018 included approximately $8.8 million related to employee severance costs and $1.4 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our professional services and sales organizations in our EMEA and Americas regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

The restructuring charges recorded in fiscal 2017 included approximately $29.0 million related to employee severance costs and $0.7 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our EMEA region affecting all functional areas. The facilities charges relate to exiting or consolidation of space in facilities primarily in the Americas region.

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

In the second quarter of fiscal 2018, we recorded acquisition-related and other costs of $5.4 million, an increase of approximately $1.5 million compared to $3.9 million of acquisition-related and other costs in the second quarter of fiscal 2017.

For the six months ended October 31, 2017, acquisition-related and other costs totaled $12.8 million, an increase of approximately $5.0 million compared to $7.8 million in the comparable six months of fiscal 2017.

For the six months ended October 31, 2017, acquisition-related and other costs included $14.7 million for costs related to our recent acquisitions, primarily the Birst Acquisition less a net $1.9 million negative adjustment to the estimated fair value of our contingent consideration liabilities. The year-to-date fiscal 2017 costs were primarily for the Predictix Acquisition, the GT Nexus Acquisition, the Merit Acquisition as well as other costs related to corporate structure and debt financing.

Non-Operating Income and Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
Interest expense, net	$80.5	$79.9	0.8%	0.8%	$160.5	$160.2	0.2%	0.2%
Other (income) expense, net	(49.3)	10.2	NM	NM	135.4	25.2	437.3	441.7

Total non-operating expenses	$31.2	$90.1	(65.4)%	(64.0)%	$295.9	$185.4	59.6%	60.2%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $0.6 million, or 0.8%, to $80.5 million in the quarter ended October 31, 2017, compared to $79.9 million in the quarter ended October 31, 2016. The quarter-over-quarter increase in our interest expense was due to a $3.1 million increase in interest expense primarily related to higher term loan balances following the refinancing of our term loans in February 2017 and an increase in applicable LIBOR rates. This increase was mostly offset by $1.3 million lower amortization of deferred financing fees and net debt discounts, and $1.1 million decrease in interest expense related to our interest rate swaps.

Interest expense, net increased by $0.3 million, or 0.2%, to $160.5 million in the six-month period ended October 31, 2017, compared to $160.2 million in the six-month period ended October 31, 2016. Year-to-date, the increase in our interest expense was also due to a $4.2 million increase in interest expense, primarily related to higher term loan balances and LIBOR rates discussed above, which was mostly offset by $2.7 million lower amortization of deferred financing fees and net debt discounts, and $1.2 million decrease in interest expense related to our interest rate swaps.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $49.3 million in the second quarter of fiscal 2018 compared to $10.2 million net expense in the second quarter of fiscal 2017.

For the first six months of fiscal 2018, other (income) expense, net was net expense of $135.4 million compared to net expense of $25.2 million in the six-month period ended October 31, 2016.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our debt denominated in Euros. During the three months ended October 31, 2017, the Euro weakened against the U.S. Dollar resulting in the favorable impact to our results of operations. However, over the year-to-date period the Euro strengthened against the U.S. Dollar and resulted in the unfavorable impact for the six months ended October 31, 2017.

Income Tax Provision

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,			Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016		Actual	Constant Currency
Income tax provision	$25.2	$13.7	83.9%	83.2%	$30.9	$21.5		43.7%	42.8%
Effective income tax rate	50.7%	83.0%			(25.8)%	(1,954.5	)%(1)

(1)	Due to our reduced level of pre-tax book income this period, our tax rate is not meaningful.

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

The change in our effective tax rate for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, a decrease in foreign taxes as a result of tax restructuring, and a reduction in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2018 compared to the corresponding period of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in foreign based earnings subject to taxation, and a reduction in the amount of unrecognized tax benefits.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2018, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2018 as a result of the KED investment that was consummated on February 17, 2017.

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

Non-GAAP Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017		Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual	Constant Currency	2017	2016	Actual	Constant Currency
GAAP revenues	$775.4	$714.1	8.6%	6.9%	$1,535.1	$1,415.7	8.4%	7.9%
Non-GAAP revenue adjustments - purchase accounting impact:
Software license fees	1.4	—			2.8	—
SaaS subscriptions	1.4	0.8			2.6	1.5
Product updates and support fees	0.4	0.2			0.9	0.5
Consulting services and other fees	0.4	—			0.6	—

Total non-GAAP revenue adjustments	3.6	1.0			6.9	2.0

Non-GAAP revenues	$779.0	$715.1	8.9%	7.3%	$1,542.0	$1,417.7	8.8%	8.2%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2018 vs. 2017				Six Months Ended October 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2017	2016	Actual		Constant Currency		2017	2016	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$24.2	$2.9	NM	%	NM	%	$(151.1)	$(22.6)	NM	%	NM	%
Interest expense, net (1)	80.7	80.2					161.0	160.8
Income tax provision (2)	26.6	14.5					33.8	23.7
Amortization of intangible assets and depreciation	51.5	57.1					111.0	114.9
Purchase accounting impact revenues/costs, net	3.6	1.0					6.9	2.0
Share-based compensation	35.6	2.6					35.8	6.1
Acquisition-related and other costs	5.4	3.9					12.8	7.8
Restructuring costs	5.5	9.7					10.2	29.7
Foreign currency (gain) loss	(49.3)	10.2					135.4	25.0
Other (3)	15.5	20.1					27.9	40.1

Adjusted EBITDA (4)	$199.3	$202.2	(1.4)%		(3.3)%		$383.7	$387.5	(1.0)%		(1.9)%

Adjusted EBITDA margin (5)	25.6%	28.3%					24.9%	27.3%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition Adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.
(4)	As of October 31, 2017, we no longer have any “Unrestricted Subsidiaries” as defined in Infor’s debt agreements. Pursuant to the provisions of our debt agreements, we have excluded adjustments for the Adjusted EBITDA of previously designated Unrestricted Subsidiaries retrospectively. We have excluded $1.0 million from three months ended October 31, 2016, and $1.0 million and $3.7 million from the six months ended October 31, 2017 and 2016, respectively, for the Unrestricted Subsidiaries as previously reported.
(5)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

(in millions, except percentages)	Six Months Ended October 31,
Cash Flows	2017	2016	Change
Cash provided by (used in):
Operating activities	$5.1	$7.5	(32.0)%
Investing activities	(113.3)	(215.7)	(47.5)
Financing activities	17.3	(189.5)	NM
Effect of exchange rate changes on cash and cash equivalents	5.3	(10.8)	NM

Net change in cash and cash equivalents	$(85.6)	$(408.5)	(79.0)%

*	NM - Percentage not meaningful

(in millions, except percentages) Capital Resources	October 31, 2017	April 30, 2017	Change
Working capital deficit	$(667.6)	$(665.8)	0.3%
Cash and cash equivalents	$220.2	$305.8	(28.0)%

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

In the first six months of fiscal 2018, we completed the Birst Acquisition for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase. In the first six months of fiscal 2017, we completed the Predictix Acquisition for approximately $125.5, net of cash acquired, the Merit Acquisition for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase, and the Starmount Acquisition for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase. The Starmount Acquisition purchase price also included $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million that we paid in the second quarter of fiscal 2018. See Note 3, Acquisitions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six-month period ended October 31, 2017, was $5.1 million. Our net loss adjusted for non-cash items provided $159.5 million in cash and changes in operating assets and liabilities used cash of $154.4 million. The uses of cash were primarily from a $121.8 million decrease in deferred revenue, as a portion of amounts collected in advance from customers have been earned as revenue, primarily due to the timing of maintenance renewals, an $88.8 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily professional fees. These uses of cash were partially offset, primarily by a $28.4 million decrease in prepaid expenses and other assets and $18.9 million related to our income tax receivable/payable, net.

Net cash provided by operating activities for the six-month period ended October 31, 2016, was $7.5 million. Our net loss adjusted for non-cash items provided $147.9 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $140.4 million. The uses of cash were from a $105.7 million decrease in deferred revenue, primarily due to the timing of maintenance renewals, an $80.8 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the timing of interest payments and vendor payments, and $5.1 million related to our income tax receivable/payable, net. These uses of cash were partially offset by a $34.1 million decrease in accounts receivable, net, a $17.1 million decrease in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $113.3 million in the six-month period ended October 31, 2017. The primary uses of cash were $69.0 million net cash used for acquisitions, primarily related to the Birst Acquisition, and $47.8 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $215.7 million in the six-month period ended October 31, 2016. The primary uses of cash were $170.9 million net cash used for the Starmount Acquisition, the Predictix Acquisition and the Merit Acquisition, and $44.3 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $17.3 million in the six-month period ended October 31, 2017. The source of cash was $75.0 million in cash proceeds from equity contributions from certain of our Sponsors, which was partially offset primarily by $38.6 million in payments of deferred purchase price and contingent consideration primarily related to the Starmount Acquisition and $16.5 million in debt payments.

Net cash used in financing activities was $189.5 million in the six-month period ended October 31, 2016. The primary uses of cash were $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus, $111.5 million in dividend payments and $70.3 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

Effect of Exchange Rate Changes

For the six months ended October 31, 2017, changes in foreign currency exchange rates resulted in a $5.3 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $10.8 million during the six months ended October 31, 2016.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $667.6 million at October 31, 2017, compared to $665.8 million at April 30, 2017. At October 31, 2017, our cash decreased by $85.6 million compared to the balance at April 30, 2017. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of our fiscal 2018, the most significant change in our current assets aside from cash was a $36.3 million decrease in deferred tax assets due to the first quarter of fiscal 2018 adoption of the FASB guidance related to the presentation of deferred taxes on a prospective basis. During this period, the most significant changes in our current liabilities were a $70.9 million decrease in deferred revenue, primarily due to the timing of maintenance renewals, a $67.1 million decrease in accrued expenses, primarily due to a decrease in accrued professional fees, and a $15.7 million increase in income taxes payable.

Cash and Cash Equivalents

As of October 31, 2017, we had $220.2 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of October 31, 2017, $91.2 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $129.0 million of our unrestricted cash and cash equivalents are held in foreign countries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of these potential additional taxes due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2017			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,136.3	$2,080.2	4.08%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	1,159.2	1,153.1	3.75%	1,089.7	1,082.8	3.75%
5.75% first lien senior secured notes due August 15, 2020	500.0	487.1	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,621.8	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	407.7	403.7	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(87.3)	—		(97.3)	—

Total long-term debt	5,745.9	5,745.9		5,650.9	5,650.9
Less: current portion	(33.1)	(33.1)		(32.4)	(32.4)

Total long-term debt - non-current	$5,712.8	$5,712.8		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of October 31, 2017, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million as of October 31, 2017. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Refinancing Amendment

Subsequent to quarter end, on November 22, 2017, we entered into the Ninth Amendment to our Credit Agreement, which refinanced the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million term loan (the Euro Tranche B-2 Term Loan). See Note 19, Subsequent Events – Refinancing Amendment.

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

First Lien Senior Secured Notes

Our 5.75% first lien senior secured notes (the Senior Secured Notes) include $500.0 million in aggregate principal and bear interest at the applicable rate per annum that is payable semi-annually in cash in arrears, on February 15 and August 15 each year. The Senior Secured Notes mature on August 15, 2020. The Senior Secured Notes are first lien senior secured obligations of Infor (US), Inc. and are fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly-owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we are subject to certain customary affirmative and negative covenants.

Unrestricted Subsidiary

As of October 31, 2017, we did not have any Unrestricted Subsidiaries for which financial information was required to be disclosed as required by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Restricted Cash

We had approximately $12.6 million of restricted cash as of October 31, 2017, of which approximately $1.1 million and $11.5 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2017 were $7,806.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the six months ended October 31, 2017. As of October 31, 2017, we had recorded a liability for uncertain tax positions of $150.1 million. Over the next 12 months, we expect a net reduction of approximately $47.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

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

We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of October 31, 2017, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $156.7 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 44.4% and 42.9% of our total revenues for the second quarter of fiscal 2018 and 2017, respectively. International cost of revenues and operating expenses accounted for 38.4% and 40.8% of our total cost of revenues and operating expenses for the second quarter of fiscal 2018 and 2017, respectively. For the first six months of fiscal 2018 and 2017, international revenues represented 44.0% and 42.9% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 38.4% and 41.4% of our total cost of revenues and operating expenses for the first six months of fiscal 2018 and 2017, respectively.

As of October 31, 2017 and April 30, 2017, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 4.5% and 4.6%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.4% and 1.4% as of October 31, 2017 and April 30, 2017, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.5% and 0.6% as of October 31, 2017 and April 30, 2017, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of October 31, 2017 and April 30, 2017, we had $5.7 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at October 31, 2017, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have LIBOR or EURIBOR floors of 1.00%. On October 31, 2017, the three-month LIBOR and EURIBOR rates were 1.38% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the October 31, 2017 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily variability in the three-month LIBOR, we had entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.7% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We designated these instruments as cash flow hedges and accounted for them accordingly. These interest rate swaps matured in the second quarter of fiscal 2018 and were no longer outstanding as of October 31, 2017. For further discussion of these derivative instruments see Note 5, Fair Value, Note 13, Comprehensive Income (Loss) and Note 15, Derivative Financial Instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents

10.1	Amendment No. 9, dated November 22, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended (filed with Infor, Inc.’s Current Report on Form 8-K filed on November 29, 2017 (Reg. No. 333-183494) and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at October 31, 2017 and April 30, 2017,

ii.	Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2017 and 2016,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2017 and 2016,

iv.	Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2017 and 2016, and

v.	Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2017

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)