Form 10-Q
period 2018-01-31
Infor, Inc.
filed 2018-03-19
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

The number of shares of our common stock outstanding on March 14, 2018, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed with the SEC on June 26, 2017 (our Annual Report on Form 10-K).

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

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company (as defined below), through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/investors/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “About-Investors” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our annual reports on Form 10-K and quarterly reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Quarterly Report on Form 10-Q.

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS	January 31, 2018	April 30, 2017
Current assets:
Cash and cash equivalents	$357.1	$305.8
Accounts receivable, net	480.2	446.6
Prepaid expenses	156.9	161.1
Income tax receivable	26.4	24.9
Other current assets	20.5	26.5
Deferred tax assets	—	36.3

Total current assets	1,041.1	1,001.2
Property and equipment, net	147.4	161.5
Intangible assets, net	704.9	774.6
Goodwill	4,719.8	4,488.0
Deferred tax assets	81.6	71.8
Other assets	94.8	95.4

Total assets	$6,789.6	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$70.1	$105.1
Income taxes payable	27.8	34.0
Accrued expenses	371.1	478.0
Deferred tax liabilities	—	1.0
Deferred revenue	1,134.1	1,016.5
Current portion of long-term obligations	33.9	32.4

Total current liabilities	1,637.0	1,667.0
Long-term debt, net	5,823.4	5,618.5
Deferred tax liabilities	61.4	91.5
Other long-term liabilities	253.4	209.8

Total liabilities	7,775.2	7,586.8

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2018 and April 30, 2017	—	—
Additional paid-in capital	1,303.2	1,215.2
Receivable from stockholders	(59.2)	(59.2)
Accumulated other comprehensive (loss) income	(38.8)	(278.2)
Accumulated deficit	(2,199.5)	(1,881.6)

Total Infor, Inc. stockholders’ deficit	(994.3)	(1,003.8)
Noncontrolling interests	8.7	9.5

Total stockholders’ deficit	(985.6)	(994.3)

Total liabilities and stockholders’ deficit	$6,789.6	$6,592.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenues
Software license fees	$75.2	$81.4	$225.9	$237.6
SaaS subscriptions	138.1	100.1	393.3	290.9

Software license fees and subscriptions	213.3	181.5	619.2	528.5
Product updates and support fees	356.4	347.8	1,062.7	1,051.0

Software revenues	569.7	529.3	1,681.9	1,579.5
Consulting services and other fees	206.8	177.3	629.7	542.8

Total revenues	776.5	706.6	2,311.6	2,122.3

Operating expenses
Cost of software license fees (1)	11.5	14.8	33.3	44.2
Cost of SaaS subscriptions (1)	57.6	43.3	169.1	123.2
Cost of product updates and support fees (1)	59.6	59.3	179.7	180.5
Cost of consulting services and other fees (1)	169.0	145.0	505.4	430.4
Sales and marketing	123.9	112.4	394.2	349.5
Research and development	126.0	111.9	366.2	335.4
General and administrative	105.8	54.1	230.3	156.6
Amortization of intangible assets and depreciation	95.8	58.0	206.8	172.9
Restructuring costs	1.7	7.8	11.9	37.5
Acquisition-related and other costs	5.4	(1.2)	18.2	6.6

Total operating expenses	756.3	605.4	2,115.1	1,836.8

Income from operations	20.2	101.2	196.5	285.5

Other expense, net:
Interest expense, net	78.4	79.2	238.9	239.4
Other (income) expense, net	126.8	(16.8)	262.2	8.4

Total other expense, net	205.2	62.4	501.1	247.8

Income (loss) before income tax	(185.0)	38.8	(304.6)	37.7
Income tax provision (benefit)	(18.4)	0.8	12.5	22.3

Net income (loss)	(166.6)	38.0	(317.1)	15.4
Net income attributable to noncontrolling interests	0.2	0.4	0.8	0.4

Net income (loss) attributable to Infor, Inc.	$(166.8)	$37.6	$(317.9)	$15.0

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net income (loss)	$(166.6)	$38.0	$(317.1)	$15.4

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	118.9	(1.8)	236.8	(73.6)
Change in defined benefit plan funding status, net of tax	(0.5)	(0.1)	(0.3)	2.4
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	2.8	4.9

Total other comprehensive income (loss)	118.4	(0.2)	239.3	(66.3)

Comprehensive income (loss)	(48.2)	37.8	(77.8)	(50.9)

Noncontrolling interests comprehensive income (loss)	0.2	0.2	0.7	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$(48.4)	$37.6	$(78.5)	$(51.0)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended January 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(317.1)	$15.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206.8	172.9
Provision for doubtful accounts, billing adjustments and sales allowances	25.4	16.5
Deferred income taxes	(11.3)	(8.0)
Non-cash loss (gain) on foreign currency	262.5	8.4
Non-cash interest	16.9	20.8
Equity-based compensation expense	41.7	7.3
Other	(4.9)	(1.5)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	23.7	14.7
Accounts receivable, net	(16.9)	(14.0)
Income tax receivable/payable, net	4.7	(10.4)
Deferred revenue	37.0	39.7
Accounts payable, accrued expenses and other liabilities	(86.4)	(116.4)

Net cash provided by operating activities	182.1	145.4

Cash flows from investing activities
Acquisitions, net of cash acquired	(68.8)	(170.9)
Purchase of other investments	(0.3)	(0.1)
Change in restricted cash	4.7	(0.1)
Purchases of property, equipment and software	(73.8)	(60.0)

Net cash used in investing activities	(138.2)	(231.1)

Cash flows from financing activities
Equity contributions	75.0	144.0
Dividends paid	(23.7)	(111.5)
Distributions under tax sharing arrangement	—	(9.1)
Payments on capital lease obligations	(2.1)	(3.2)
Proceeds from issuance of debt	1,176.5	—
Payments on long-term debt	(1,190.2)	(78.8)
Deferred financing and early debt redemption fees paid	—	(0.8)
Purchase of noncontrolling interests	—	(138.0)
Deferred purchase price and contingent consideration	(41.4)	—
Other	(2.9)	(1.9)

Net cash used in financing activities	(8.8)	(199.3)

Effect of exchange rate changes on cash and cash equivalents	16.2	(8.7)

Net increase (decrease) in cash and cash equivalents	51.3	(293.7)
Cash and cash equivalents at the beginning of the period	305.8	705.7

Cash and cash equivalents at the end of the period	$357.1	$412.0

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

The noncontrolling interest that we report as equity on our Condensed Consolidated Balance Sheets relates to a minority interest held in an international subsidiary of GT Nexus, which we acquired in fiscal 2016 (the GT Nexus Acquisition).

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

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establish standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. See Note 17, Segment and Geographic Information.

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

Correction of this error resulted in a $9.1 million change in classification from cash flows from operating activities to cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2017. The revision had no impact on our previously issued Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2017.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2017, which are included in our Annual Report on Form 10-K. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

U.S. Federal Tax Reform

In December 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act (the 2017 Tax Act) that instituted fundamental changes to the taxation of multinational corporations. See Note 13, Income Taxes.

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

The following is a rollforward of our allowance for doubtful accounts:

(in millions)
Balance, April 30, 2017	$15.4
Provision	10.7
Write-offs and recoveries	(7.6)
Currency translation effect	0.8

Balance, January 31, 2018	$19.3

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

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2017	$12.2
Provision	14.7
Write-offs	(10.8)
Currency translation effect	0.6

Balance, January 31, 2018	$16.7

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange loss of $126.7 million and a net foreign currency exchange gain $16.8 million for the three months ended January 31, 2018 and 2017, respectively. In the first nine months of fiscal 2018 and 2017, we recognized net foreign currency exchange losses of $262.1 million and $8.2 million, respectively.

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

On November 1, 2017, we adopted the FASB guidance that clarifies the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance was to be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods (our fiscal 2019). Early adoption was permitted. We elected to early adopt this guidance in the third quarter of fiscal 2018. The adoption of this guidance had no impact on our financial position, results of operations or cash flows.

We believe that no other new accounting guidance was adopted during the first nine months of fiscal 2018 that would be relevant to the readers of our financial statements.

Recent Accounting Pronouncements — Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initial application recognized at the date of adoption (modified retrospective). We will adopt the standard beginning in the first quarter of fiscal 2019 on May 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption. We will continue to evaluate the impact on our financial position, results of operations, and cash flows, through the end of fiscal 2018. We believe the new standard will impact the following policies and practices:

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

In February 2018, the FASB issued guidance which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reforms under the 2017 Tax Act to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 (our fiscal 2019), and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

As of the date of this Quarterly Report on Form 10-Q, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

Fiscal 2018

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The Birst Acquisition was partially funded through new capital contributions made to an affiliate of Infor’s parent company by certain of our equity holders, an affiliate of Koch Industries, Inc. (Koch Industries), investment funds affiliated with Golden Gate Capital, and our senior executives. See Note 18, Related Party Transactions—Equity Contributions.

The Birst Acquisition was not significant for financial reporting purposes, and the related results were not material to our results for the three and nine months ended January 31, 2018.

We have recorded approximately $31.5 million of identifiable intangible assets and $47.5 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and five years, respectively. We have determined that the goodwill arising from the Birst Acquisition will not be deductible for tax purposes.

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

We have recorded approximately $5.5 million of identifiable intangible assets and $6.7 million of goodwill related to the Ciber Acquisition. The acquired intangible assets relating to Ciber’s customer relationships are being amortized over their weighted average estimated useful lives of approximately five years. We have determined that the goodwill arising from the Ciber Acquisition will be deductible for tax purposes.

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

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc. (Predictix) for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This was in addition to the 16.67% equity interest we acquired in the third quarter of fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The Predictix Acquisition was partially funded through a new capital contribution made to an affiliate of Infor’s parent company by certain of our equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners L.P. (Summit Partners). See Note 18, Related Party Transactions- Equity Contributions.

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

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $22.1 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services with approximately 250 employees and more than 500 customers in 22 countries, with a concentration in Europe. The Merit Acquisition brought decades of experience of Infor M3 consulting services that expanded and enhanced Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

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

Our estimates of fair value and resulting allocation of purchase price related to the acquisitions of Birst, Ciber, and Accentia, are preliminary as of January 31, 2018. We are in the process of finalizing the valuation of certain assets and liabilities, primarily income tax liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these unaudited Condensed Consolidated Financial Statements. The measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary which we acquired in the GT Nexus Acquisition in fiscal 2016, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $77.8 million and $46.9 million at January 31, 2018 and April 30, 2017, respectively.

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

The purchase consideration related to one of our pre-fiscal 2017 acquisitions included additional contingent cash consideration payable to the sellers if certain performance conditions were met as detailed in the applicable agreement. During the third quarter of fiscal 2018, we paid the remaining contingent consideration of $2.8 million to the sellers and there were no amounts outstanding related to this agreement as of January 31, 2018. As of April 30, 2017, we had recorded a liability for the estimated fair value of this contingent consideration arrangement totaling approximately $1.7 million.

The purchase consideration related to the Birst Acquisition, the Merit Acquisition, and the Starmount Acquisition includes additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. During the first nine months of fiscal 2018, we paid contingent consideration of $15.5 million under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $46.5 million. As of January 31, 2018, and April 30, 2017, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $3.8 million and $23.8 million, respectively.

The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2017	$1,389.5	$2,767.8	$330.7	$4,488.0
Goodwill acquired	47.5	0.2	0.1	47.8
Currency translation effect	39.3	130.9	13.8	184.0

Balance, January 31, 2018	$1,476.3	$2,898.9	$344.6	$4,719.8

Goodwill acquired during the first nine months of fiscal 2018 totaled $47.8 million and related primarily to the Birst Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2018, as of September 30, 2017. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2018. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2018 and April 30, 2017:

	January 31, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$3.8	$3.8

Total	$—	$—	$3.8	$3.8

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$25.5	$25.5
Derivative instruments	—	4.6	—	4.6

Total	$—	$4.6	$25.5	$30.1

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

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based primarily on readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the credit risk of the counterparties. As such, these derivative instruments are included in Level 2 inputs. The interest rate swaps matured in the second quarter of fiscal 2018 and no related amounts were outstanding as of January 31, 2018. See Note 16, Derivative Financial Instruments.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2018 or fiscal 2017. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2017	$25.5
Contingent consideration	0.3
Settlements	(18.3)
Total (gain) loss recorded in earnings	(4.3)
Currency translation effect	0.6

Balance, January 31, 2018	$3.8

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of January 31, 2018, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value, except for the impairment of certain of our capitalized software costs discussed below in Note 7, Impairment of Capitalized Software.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2018 and April 30, 2017, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of January 31, 2018 and April 30, 2017, the total carrying value of our long-term debt was approximately $5.9 billion and $5.7 billion, respectively, and the estimated fair value of our long-term debt was approximately $6.0 billion and $5.8 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	January 31, 2018	April 30, 2017
Accounts receivable	$436.7	$408.9
Unbilled accounts receivable	62.8	53.1
Less: allowance for doubtful accounts	(19.3)	(15.4)

Accounts receivable, net	$480.2	$446.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Impairment of Capitalized Software

We capitalize certain costs related to our software developed or obtained for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software. We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying value of the applicable asset is compared to the undiscounted future cash flows the asset is expected to generate. If the asset is considered to be impaired, the carrying value is compared to the estimated fair value, based on projected discounted future cash flows, and this difference is recognized as an impairment.

During the third quarter of fiscal 2018, changes in facts and circumstances associated with a shift in strategic focus and reduced profitability expectations for certain of our Infor CloudSuite Retail offerings triggered an analysis of the capitalized costs related to these offerings. As a result of this analysis, we determined that the carrying value of these assets was not fully recoverable and we recorded impairment charges of $45.9 million during the third quarter of fiscal 2018, which reduced their carrying value to $12.4 million. The impairment charges were recorded as a component of amortization of intangible assets and depreciation in our Condensed Consolidated Statements of Operations. We did not recognize any impairment charges related to our internal use capitalized software assets during fiscal 2017. As of January 31, 2018, the adjusted carrying value of these long-lived assets is included in property and equipment, net, on our Condensed Consolidated Balance Sheets.

8. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	January 31, 2018			April 30, 2017
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,089.3	$1,515.3	$574.0	$2,003.7	$1,374.4	$629.3	2 - 15
Acquired and developed technology	1,190.7	1,066.4	124.3	1,130.7	991.2	139.5	1 - 11
Tradenames	141.6	136.9	4.7	137.7	131.9	5.8	1 - 20
Acquired favorable leases	2.2	0.3	1.9	—	—	—	5

Total	$3,423.8	$2,718.9	$704.9	$3,272.1	$2,497.5	$774.6

(1)	Net intangible assets increased from April 30, 2017 to January 31, 2018 by approximately $11.3 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
Customer contracts and relationships	$25.6	$26.6	$78.3	$82.1
Acquired and developed technology	9.6	19.2	35.6	57.1
Tradenames	0.8	0.7	2.5	2.1
Acquired favorable leases	0.1	—	0.3	—

Total	$36.1	$46.5	$116.7	$141.3

The estimated future annual amortization expense related to these intangible assets as of January 31, 2018, was as follows:

(in millions)
Fiscal 2018 (remaining 3 months)	$36.4
Fiscal 2019	135.8
Fiscal 2020	123.5
Fiscal 2021	114.9
Fiscal 2022	70.7
Fiscal 2023	54.6
Thereafter	169.0

Total	$704.9

9. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	January 31, 2018	April 30, 2017
Compensation and employee benefits	$177.0	$185.7
Taxes other than income	36.2	24.4
Royalties and partner commissions	38.6	44.9
Litigation	2.5	2.5
Professional fees	11.1	38.6
Subcontractor expense	7.7	8.7
Interest	58.6	77.4
Restructuring	7.9	16.5
Asset retirement obligations	2.6	1.7
Deferred rent	3.5	3.6
Deferred acquisition payments	3.8	41.1
Other	21.6	32.9

Accrued expenses	$371.1	$478.0

10. Equity-Based Compensation

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
Cost of software license fees and subscriptions	$0.1	$—	$0.4	$—
Cost of product updates and support fees	0.1	0.1	1.5	0.2
Cost of consulting services and other fees	0.7	—	2.4	0.1
Sales and marketing	1.9	0.3	16.7	1.3
Research and development	1.6	0.1	6.4	0.6
General and administrative	1.5	0.7	14.3	5.1

Total	$5.9	$1.2	$41.7	$7.3

IGS Holding Class D Management Incentive Units

In the second and third quarters of fiscal 2018, IGS Holding granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for 319.7 million Class D non-voting units (Class D Units) and vest over four years. We have recorded equity compensation expense of $4.6 million and $12.3 million in the three and nine months ended January 31, 2018, respectively, related to these grants.

Pursuant to the IGS LP Agreement, holders of the Class D Units are entitled to participate in distributions from IGS Holding to the extent such distributions are in excess of specified incentive hurdles, each of which is in excess of the total equity value on the date of issuance.

Further, each holder of Class D Units is entitled to put these units to IGS Holding for cash settlement as follows:

•	On each of the eighth, ninth, tenth and eleventh anniversaries of the effective date of the Koch Equity Development LLC (KED) investment in Infor (February 17, 2017), each executive officer may put 25% of the Class D Units held by him or her.

•	On each of July 1, 2020, July 1, 2021, July 1, 2022 and July 1, 2023, each non-executive employee may put 25% of the Class D Units held by him or her.

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

Modification of Infor Enterprise Management Incentive Units

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

Fiscal 2018 Restructuring Charges

During the first nine months of fiscal 2018, we incurred restructuring costs of $11.2 million related to employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our EMEA and Americas regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During the first nine months of fiscal 2018, we made cash payments of approximately $7.5 million related to these actions. We expect to complete the remainder of these actions during the remainder of fiscal 2018.

Fiscal 2018 Acquisition-Related Charges

During the first nine months of fiscal 2018, we incurred restructuring costs of $0.2 million in employee severance costs related to the Birst Acquisition and we made cash payments of approximately $0.2 million. Actions related to these restructuring activities have been completed.

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs for employee severance costs related to personnel actions across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidating space in facilities primarily in the Americas region. During the first nine months of fiscal 2018, we recorded adjustments to these restructuring costs of $0.2 million and we made cash payments of approximately $12.6 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2017 acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidating space. During the first nine months of fiscal 2018, we recorded restructuring cost reversals of $0.1 million and we made cash payments of $0.2 million related to these actions. We expect to complete these actions during the remainder of fiscal 2018.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2017, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. During the first nine months of fiscal 2018, we recorded adjustments to the restructuring costs of $0.4 million and we made cash payments of $2.2 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended January 31, 2018. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	January 31,	Recognized	Program
(in millions)	2017	Costs	Expense	Effect	Payments	2018	to Date	Costs
Fiscal 2018 restructuring
Severance	$—	$10.6	$—	$0.3	$(7.3)	$3.6	$10.6	$10.6
Facilities and other	—	0.6	—	—	(0.2)	0.4	0.6	0.6

Total fiscal 2018 restructuring	—	11.2	—	0.3	(7.5)	4.0	11.2	11.2

Fiscal 2018 acquisition-related
Severance	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2018 acquisition-related	—	0.2	—	—	(0.2)	—	0.2	0.2

Fiscal 2017 restructuring
Severance	13.1	—	(0.4)	0.7	(11.5)	1.9	37.1	37.1
Facilities and other	1.9	—	0.6	—	(1.1)	1.4	3.1	3.1

Total fiscal 2017 restructuring	15.0	—	0.2	0.7	(12.6)	3.3	40.2	40.2

Fiscal 2017 acquisition-related
Facilities and other	0.5	—	(0.1)	—	(0.2)	0.2	0.6	0.6

Total fiscal 2017 acquisition-related	0.5	—	(0.1)	—	(0.2)	0.2	0.6	0.6

Previous restructuring
Severance	0.8	—	(0.1)	0.1	(0.4)	0.4	15.8	15.8
Facilities and other	2.5	—	0.1	—	(0.9)	1.7	5.6	5.6

Total previous restructuring	3.3	—	—	0.1	(1.3)	2.1	21.4	21.4

Previous acquisition-related
Severance	0.1	—	(0.1)	—	—	—	40.4	40.4
Facilities and other	2.5	—	0.5	—	(0.9)	2.1	5.1	5.1

Total previous acquisition-related	2.6	—	0.4	—	(0.9)	2.1	45.5	45.5

Total restructuring	$21.4	$11.4	$0.5	$1.1	$(22.7)	$11.7	$119.1	$119.1

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
License	$1.0	$1.3	$4.2	$3.9
Maintenance	—	0.6	0.7	7.9
Consulting	0.2	2.8	4.6	8.6
General and administrative and other functions	0.5	3.1	2.4	17.1

Total restructuring costs	$1.7	$7.8	$11.9	$37.5

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2018			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,131.0	$2,078.0	4.44%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	—	—	—	1,089.7	1,082.8	3.75%
First lien Euro Term B-2 due February 1, 2022	1,244.0	1,238.2	3.25%	—	—	—
5.75% first lien senior secured notes due August 15, 2020	500.0	488.2	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,622.2	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	434.5	430.7	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(82.2)	—		(97.3)	—

Total long-term debt	5,857.3	5,857.3		5,650.9	5,650.9
Less: current portion	(33.9)	(33.9)		(32.4)	(32.4)

Total long-term debt - non-current	$5,823.4	$5,823.4		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at January 31, 2018 and April 30, 2017 was 4.96% and 4.89%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of January 31, 2018:

Fiscal 2018 (remaining 3 months)	$8.5
Fiscal 2019	33.9
Fiscal 2020	33.9
Fiscal 2021	533.9
Fiscal 2022	3,264.7
Fiscal 2023	2,064.6
Thereafter	—

Total	$5,939.5

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million as of January 31, 2018. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

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

Refinancing Amendment

On November 22, 2017, we entered into Amendment No. 9 to our Credit Agreement, with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. This amendment provided for, among other modifications to the Credit Agreement, the refinancing of the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million term loan (the Euro Tranche B-2 Term Loan).

Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.00%. This was a 50 basis point reduction in the effective rate related to the Euro Tranche B-2 Term Loan as compared to the Euro Tranche B-1 Term Loan discussed above. The Euro Tranche B-2 Term Loan matures on February 1, 2022, which is unchanged compared to the original maturity date of the Euro Tranche B-1 Term Loan.

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

Unrestricted Subsidiary

As of January 31, 2018, we did not have any Unrestricted Subsidiaries as defined by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Deferred Financing Fees, Debt Discounts and Premiums

As of January 31, 2018 and April 30, 2017, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $67.0 million and $78.9 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.7 million and $1.2 million as of January 31, 2018 and April 30, 2017, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method. For the three months ended January 31, 2018 and 2017, we amortized $4.2 million and $5.3 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2018 and 2017, we amortized $12.4 million and $15.9 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $15.2 million and $18.4 million as of January 31, 2018 and April 30, 2017, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of January 31, 2018 and April 30, 2017, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 18, Related Party Transactions – Dividends Paid to Affiliates.

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

13. Income Taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes (ASC 740). The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate may fluctuate as a result of changes in the forecasted annual income level and geographical mix of our operating earnings as well as a result of acquisitions, changes in liabilities recorded for unrecognized tax benefits, changes in the valuation allowances for deferred tax assets, tax settlements with U.S. and foreign tax authorities, and the impact from changes in enacted tax laws, including changes in tax rates.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act. The 2017 Tax Act includes numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of net operating loss generated in tax years beginning after December 31, 2017; creating a provision to tax global intangible low-taxed income (GILTI) based on the Company’s annual aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment returns; a base-erosion anti-abuse tax (BEAT); a tax on foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax).

Certain provisions of the 2017 Tax Act will impact Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates, and in future fiscal years our statutory rate will be 21.0%. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts.

The impact on income taxes due to a change in legislation is required to be recognized in the period in which the law is enacted under the authoritative guidance of ASC 740. However, in conjunction with the 2017 Tax Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 directs taxpayers to consider the impact of the 2017 Tax Act as “provisional” when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain federal and state income tax effects of the 2017 Tax Act.

As of January 31, 2018, we had not completed our accounting for the tax effects of the 2017 Tax Act. As described below, however, we made provisional estimates of the effects on our existing deferred tax balances and of the one-time Transition Tax. The Transition Tax did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended January 31, 2018, as a result of the valuation allowance maintained against the Company’s U.S. deferred tax assets. However, the provisional estimates associated with the reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% impacted the ending deferred tax assets, deferred tax liabilities and valuation allowance associated with indefinite-lived intangible assets and liabilities as of January 31, 2018.

The ultimate impact of the 2017 Tax Act may materially differ from these provisional amounts, due to, among other things, additional analyses, changes in interpretations and assumptions that we have made and additional regulatory guidance that may be issued. SAB 118 allows for recording provisional amounts during a one-year measurement period, similar to the measurement period used when accounting for business combinations. The measurement period ends no later than one year from the date of enactment of the 2017 Tax Act, which for the Company will be in the third quarter of fiscal 2019. The activity related to these items will be recorded during the one-year measurement period as allowed under SAB 118 when reasonable estimates can be made, or when the effect of the activity is known. We will also continue to refine provisional balances and make adjustments during the measurement period as allowed under SAB 118, as a result of future changes in interpretation, available information, assumptions we have made, further refinement of our calculations, and/or issuance of additional guidance; these adjustments could be material. Additional information currently unavailable that is needed to complete the Transition Tax analysis includes, but is not limited to, information related to historical entity rationalizations and historical tax returns, and tax documentation related to historical acquisitions for the final determination of the untaxed foreign earnings subject to the Transition Tax.

In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $24.9 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in our results of operations for the quarter ended January 31, 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We are still completing our calculation of the impact of these changes on our deferred tax balances. We also completed a provisional estimate of the Transition Tax, which we estimated to be $76.4 million. Due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended January 31, 2018. We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely, with the exception of certain previously taxed earnings under Subpart F, which were accrued during the fourth quarter of fiscal 2017 as a result of the Koch Industries investment in Infor. We currently intend to use existing net operating losses to offset the estimated tax liability, but will further evaluate whether to elect to pay the Transition Tax over a period of eight years as permitted by the 2017 Tax Act. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of GILTI in the periods that we are subject to such tax. Therefore, we will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI tax.

We also assessed whether our U.S. deferred tax asset valuation allowance is affected by various aspects of the 2017 Tax Act (e.g., deemed repatriation of deferred foreign income related to the Transition Tax, future GILTI inclusions, and limitation on interest expense). As we have recorded provisional amounts related to certain portions of the 2017 Tax Act, any corresponding change in the deferred tax asset valuation allowance is also provisional. However, we have determined that the 2017 Tax Act does not change our current assertion that our U.S. deferred tax assets are not “more likely than not to be realized”, thus we have maintained our valuation allowance for U.S. deferred tax assets as of January 31, 2018, based on this provisional estimation.

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions, except percentages)	2018	2017	2018	2017
Income tax provision (benefit)	$(18.4)	$0.8	$12.5	$22.3
Effective income tax rate	9.9%	2.1%	(4.1)%	59.2%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the valuation allowance for various foreign deferred tax assets, a reduction in the amount of unrecognized tax benefits, and a reduction in U.S. deferred tax liabilities as a result of the 2017 Tax Act.

The change in our effective tax rate for the first nine months of fiscal 2018 compared to the corresponding period of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, a reduction in the amount of unrecognized tax benefits, a reduction in U.S. deferred tax liabilities as a result of the 2017 Tax Act, and an increase in the valuation allowance for various foreign deferred tax assets.

During the upcoming twelve months ending January 31, 2019, we expect a net reduction of approximately $20.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $81.6 million and $108.1 million as of January 31, 2018 and April 30, 2017, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2018, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2018 as a result of the KED investment that was consummated on February 17, 2017.

As of January 31, 2018, we continue to consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. However, as a result of the 2017 Tax Act, pursuant to SAB 118, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

14. Comprehensive Income (Loss)

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2017	$(259.4)	$(16.0)	$(2.8)	$(278.2)

Other comprehensive income (loss)	236.8	(0.3)	2.8	239.3
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.1	—	—	0.1

Other comprehensive income (loss) attributable to Infor, Inc.	236.9	(0.3)	2.8	239.4

Balance, January 31, 2018	$(22.5)	$(16.3)	$—	$(38.8)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.7 million and $3.4 million as of January 31, 2018 and April 30, 2017, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million as of April 30, 2017.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
January 31, 2018
Foreign currency translation adjustment	$118.9	$—	$118.9
Change in funded status of defined benefit plans	(0.8)	0.3	(0.5)

Other comprehensive income (loss)	$118.1	$0.3	$118.4

January 31, 2017
Foreign currency translation adjustment	$(1.8)	$—	$(1.8)
Change in funded status of defined benefit plans	(0.1)	—	(0.1)
Derivative instruments unrealized gain (loss)	(0.2)	—	(0.2)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.1)	1.9

Other comprehensive income (loss)	$0.9	$(1.1)	$(0.2)

(in millions)		Income Tax
Nine Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
January 31, 2018
Foreign currency translation adjustment	$236.8	$—	$236.8
Change in funded status of defined benefit plans	(0.6)	0.3	(0.3)
Derivative instruments unrealized gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	4.7	(1.8)	2.9

Other comprehensive income (loss)	$240.8	$(1.5)	$239.3

January 31, 2017
Foreign currency translation adjustment	$(73.6)	$—	$(73.6)
Change in funded status of defined benefit plans	2.4	—	2.4
Derivative instruments unrealized gain (loss)	(1.0)	0.3	(0.7)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	9.0	(3.4)	5.6

Other comprehensive income (loss)	$(63.2)	$(3.1)	$(66.3)

15. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $15.4 million and $13.9 million for the three-month periods ended January 31, 2018 and 2017, respectively. For the first nine months of fiscal 2018 and 2017, total rent expense for operating leases was $45.9 million and $42.8 million, respectively.

We have also entered into certain capital lease commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $7.7 million and $9.0 million as of January 31, 2018 and April 30, 2017, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of January 31, 2018 and April 30, 2017, we had accrued $48.2 million and $2.5 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. Subsequent to quarter end, on February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). We considered these to be Type I subsequent events and recorded litigation costs of $44.7 million (approximately NOK 353.8 million) in the third quarter of fiscal 2018 in relation to these actions. Infor disputes the judgment and will pursue an appeal where it will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of January 31, 2018, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2018 and April 30, 2017.

16. Derivative Financial Instruments

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

			Balance Sheet	Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base	Classification Asset (Liability)	January 31, 2018	April 30, 2017
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$—	$(2.0)
Interest rate swap	212.6	2.4740%	Accrued expenses	—	(1.1)
Interest rate swap	212.6	2.4750%	Accrued expenses	—	(1.1)
Interest rate swap	94.5	2.4725%	Accrued expenses	—	(0.4)

Total	$945.0		Total, net asset (liability)	$—	$(4.6)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	Operations Location	2018	2017	2018	2017
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$—	$(0.2)	$(0.1)	$(1.0)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$—	$3.0	$4.7	$9.0

We have no other derivative instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of January 31, 2018, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next 12 months.

17. Segment and Geographic Information

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

The following table presents financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2018
Revenues	$214.9	$356.7	$207.3	$778.9
Cost of revenues	69.0	59.5	168.3	296.8
Direct sales and other costs	106.9	—	—	106.9

Sales margin	$39.0	$297.2	$39.0	$375.2

Sales margin %	18.1%	83.3%	18.8%	48.2%
January 31, 2017
Revenues	$181.9	$348.0	$177.4	$707.3
Cost of revenues	58.1	59.2	145.0	262.3
Direct sales and other costs	98.1	—	—	98.1

Sales margin	$25.7	$288.8	$32.4	$346.9

Sales margin %	14.1%	83.0%	18.3%	49.0%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2018
Revenues	$626.2	$1,063.9	$630.8	$2,320.9
Cost of revenues	202.0	178.2	503.0	883.2
Direct sales and other costs	321.7	—	10.6	332.3

Sales margin	$102.5	$885.7	$117.2	$1,105.4

Sales margin %	16.4%	83.3%	18.6%	47.6%
January 31, 2017
Revenues	$530.4	$1,051.7	$542.9	$2,125.0
Cost of revenues	167.4	180.3	430.3	778.0
Direct sales and other costs	294.0	—	12.6	306.6

Sales margin	$69.0	$871.4	$100.0	$1,040.4

Sales margin %	13.0%	82.9%	18.4%	49.0%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
Reportable segment revenues	$778.9	$707.3	$2,320.9	$2,125.0
Purchase accounting revenue adjustments (1)	(2.4)	(0.7)	(9.3)	(2.7)

Total revenues	$776.5	$706.6	$2,311.6	$2,122.3

Reportable segment sales margin	$375.2	$346.9	$1,105.4	$1,040.4
Other unallocated costs and operating expenses (2)	257.5	179.9	690.2	544.5
Amortization of intangible assets and depreciation	95.8	58.0	206.8	172.9
Restructuring costs	1.7	7.8	11.9	37.5

Income from operations	20.2	101.2	196.5	285.5
Total other expense, net	205.2	62.4	501.1	247.8

Income (loss) before income tax	$(185.0)	$38.8	$(304.6)	$37.7

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2018
Software license fees	$37.8	$29.6	$7.8	$75.2
SaaS subscriptions	97.2	25.1	15.8	138.1

Software license fees and subscriptions	135.0	54.7	23.6	213.3
Product updates and support fees	223.5	104.8	28.1	356.4

Software revenues	358.5	159.5	51.7	569.7
Consulting services and other fees	101.4	89.7	15.7	206.8

Total revenues	$459.9	$249.2	$67.4	$776.5

January 31, 2017
Software license fees	$40.2	$32.5	$8.7	$81.4
SaaS subscriptions	81.5	11.8	6.8	100.1

Software license fees and subscriptions	121.7	44.3	15.5	181.5
Product updates and support fees	228.1	93.3	26.4	347.8

Software revenues	349.8	137.6	41.9	529.3
Consulting services and other fees	92.7	71.8	12.8	177.3

Total revenues	$442.5	$209.4	$54.7	$706.6

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2018
Software license fees	$123.0	$79.5	$23.4	$225.9
SaaS subscriptions	287.5	61.4	44.4	393.3

Software license fees and subscriptions	410.5	140.9	67.8	619.2
Product updates and support fees	673.2	306.3	83.2	1,062.7

Software revenues	1,083.7	447.2	151.0	1,681.9
Consulting services and other fees	326.6	252.9	50.2	629.7

Total revenues	$1,410.3	$700.1	$201.2	$2,311.6

January 31, 2017
Software license fees	$136.1	$79.0	$22.5	$237.6
SaaS subscriptions	229.6	33.3	28.0	290.9

Software license fees and subscriptions	365.7	112.3	50.5	528.5
Product updates and support fees	682.9	287.5	80.6	1,051.0

Software revenues	1,048.6	399.8	131.1	1,579.5
Consulting services and other fees	283.9	216.5	42.4	542.8

Total revenues	$1,332.5	$616.3	$173.5	$2,122.3

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2018	$106.8	$24.0	$16.6	$147.4
April 30, 2017	$131.5	$17.9	$12.1	$161.5

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
United States	$416.3	$402.9	$1,276.7	$1,211.2
All other countries	360.2	303.7	1,034.9	911.1

Total revenues	$776.5	$706.6	$2,311.6	$2,122.3

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	January 31,	April 30,
(in millions)	2018	2017
United States	$104.8	$129.5
All other countries	42.6	32.0

Total long-lived tangible assets	$147.4	$161.5

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

18. Related Party Transactions

Our largest investors are our Sponsors, Golden Gate Capital, Summit Partners and since fiscal 2017 an affiliate of Koch Industries. The following is a summary of our transactions with our Sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with KED, the investment and acquisition subsidiary of Koch Industries. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to our Sponsors based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations. The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2018	2017	2018	2017
Golden Gate Capital	$0.7	$1.4	$2.8	$4.3
Summit Partners	0.1	0.6	0.7	1.7
Koch Industries	1.0	—	3.0	—

Total management fees and expenses	$1.8	$2.0	$6.5	$6.0

At January 31, 2018, approximately $1.6 million, $0.7 million, and $0.5 million of the Sponsor management fees remained unpaid related to Koch Industries, Golden Gate Capital, and Summit Partners, respectively.

In addition, under the advisory agreements the Sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. In the first quarter of fiscal 2018 we expensed buyer transaction fees in connection with the Birst Acquisition of $0.4 million, $0.3 million and $0.1 million paid to Koch Industries, Golden Gate Capital and Summit Partners, respectively. In connection with the Predictix Acquisition we expensed buyer transaction fees of approximately $1.1 million paid to Golden Gate Capital and $0.4 million paid to Summit Partners in the first quarter of fiscal 2017. The buyer transaction fees related to the Birst Acquisition and Predictix Acquisition were included in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the applicable periods.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Revenues from companies affiliated with Golden Gate Capital, Summit Partners, and Koch Industries are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from Golden Gate Capital-owned companies were approximately $0.5 million and $1.9 million in the three and nine months ended January 31, 2018, respectively, and $0.2 million and $1.2 million in the comparable periods of fiscal 2017. We had revenues of less than $0.1 million from companies owned by Summit Partners in the first nine months of fiscal 2018 and less than $0.1 million to companies owned by Summit Partners in the first nine months of fiscal 2017. Revenues from companies affiliated with Koch Industries were approximately $6.1 million and $16.6 million in the three and nine months ended January 31, 2018, respectively. Koch Industries was not a related party in the corresponding prior periods of fiscal 2017.

In addition, we made payments to companies owned by Golden Gate Capital for products and services of $0.2 million and $2.4 million in the third quarter and first nine months of fiscal 2018, respectively, and $2.4 million and $10.0 million in the comparable periods of fiscal 2017. We made payments to companies owned by Summit Partners for products and services of less than $0.1 million and $0.2 million in the third quarter and first nine months of fiscal 2018, respectively, and $0.0 million and $0.2 million in the comparable periods of fiscal 2017. We made an insignificant amount of payments to Koch Industries affiliated companies in the first nine months of fiscal 2018.

Koch SaaS Agreements

In fiscal 2018, we entered into a SaaS subscription agreement with Flint Hills Resources, LLC, an affiliate of Koch Industries, under which Flint Hills Resources agreed to a five-year subscription to our EAM software. This agreement totals approximately $11.8 million with SaaS subscription revenues of approximately $2.4 million per year. In addition, we entered into other SaaS subscription agreements with affiliates of Koch Industries for various Infor software products over terms from one to five years. These agreements totaled approximately $2.0 million with average SaaS subscription revenues of approximately $0.2 million per year. All of these agreements were entered into at our customary rates.

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

In the fourth quarter of fiscal 2017, an affiliate of Koch Industries completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we originally disclosed in the second quarter of fiscal 2017. Under this agreement, our existing shareholders, including Golden Gate Capital, Summit Partners and certain members of management, maintain control of the Company. In conjunction with the purchase, representatives of Koch Industries have been appointed to hold five of the eleven directors on Infor’s board.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $59.2 million as of January 31, 2018, and $59.2 million as of April 30, 2017. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first nine months of fiscal 2018 we did not make any payments under the Tax Allocation Agreement and we made payments of $9.1 million during the corresponding period last year.

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

Fiscal 2017

In the first nine months of fiscal 2017, we paid dividends to HoldCo totaling $111.5 million including the following:

In the first quarter of fiscal 2017, we paid dividends to HoldCo totaling $94.0 million. The dividend related to the funding of HoldCo’s quarterly interest on the HoldCo Notes due November 1, 2016, as well as funding of future interest payments related to the HoldCo Notes and future amounts due under our Tax Allocation Agreement. HoldCo then contributed equity of $67.0 million to Infor, Inc.

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

19. Supplemental Guarantor Financial Information

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2018 and April 30, 2017, our Condensed Consolidating Statements of Operations, our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2018 and 2017, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2018 and 2017.

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

In the second quarter of fiscal 2018, LogicBlox, which was previously designated as an “Unrestricted Subsidiary”, was designated as a “Restricted Subsidiary” and was subsequently merged into Infor (US), Inc. Accordingly, it is included in the Subsidiary Issuer column retrospectively for all periods presented below. See Note 12, Debt – Unrestricted Subsidiary.

Condensed Consolidating Balance Sheets

	January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$47.0	$—	$310.1	$—	$357.1
Accounts receivable, net	—	219.4	12.8	248.0	—	480.2
Prepaid expenses	—	110.4	2.7	43.8	—	156.9
Income tax receivable	—	11.2	0.2	15.0	—	26.4
Other current assets	—	4.9	—	15.6	—	20.5
Affiliate receivable	—	96.7	133.8	153.7	(384.2)	—

Total current assets	—	489.6	149.5	786.2	(384.2)	1,041.1
Property and equipment, net	—	104.9	—	42.5	—	147.4
Intangible assets, net	—	601.9	0.3	102.7	—	704.9
Goodwill	—	2,968.3	62.6	1,688.9	—	4,719.8
Deferred tax assets	—	—	0.4	81.6	(0.4)	81.6
Other assets	—	28.8	2.9	63.1	—	94.8
Affiliate receivable	—	123.7	—	185.0	(308.7)	—
Investment in subsidiaries	—	2,096.5	—	—	(2,096.5)	—

Total assets	$—	$6,413.7	$215.7	$2,950.0	$(2,789.8)	$6,789.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$48.0	$—	$22.1	$—	$70.1
Income taxes payable	—	—	—	27.8	—	27.8
Accrued expenses	—	180.9	3.5	186.7	—	371.1
Deferred revenue	—	659.2	23.5	451.4	—	1,134.1
Affiliate payable	29.4	293.7	1.5	59.6	(384.2)	—
Current portion of long-term obligations	—	33.9	—	—	—	33.9

Total current liabilities	29.4	1,215.7	28.5	747.6	(384.2)	1,637.0
Long-term debt	—	5,823.4	—	—	—	5,823.4
Deferred tax liabilities	—	29.8	—	32.0	(0.4)	61.4
Affiliate payable	58.2	185.0	—	65.5	(308.7)	—
Other long-term liabilities	—	66.5	2.5	184.4	—	253.4
Losses in excess of investment in subsidiaries	906.7	—	—	—	(906.7)	—

Total liabilities	994.3	7,320.4	31.0	1,029.5	(1,600.0)	7,775.2
Total Infor, Inc. stockholders’ equity (deficit)	(994.3)	(906.7)	184.7	1,911.8	(1,189.8)	(994.3)
Noncontrolling interests	—	—	—	8.7	—	8.7

Total stockholders’ equity (deficit)	(994.3)	(906.7)	184.7	1,920.5	(1,189.8)	(985.6)

Total liabilities and stockholders’ equity (deficit)	$—	$6,413.7	$215.7	$2,950.0	$(2,789.8)	$6,789.6

	April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88.9	$—	$216.9	$—	$305.8
Accounts receivable, net	—	238.9	14.5	193.2	—	446.6
Prepaid expenses	—	120.9	2.2	38.0	—	161.1
Income tax receivable	—	9.8	0.2	14.9	—	24.9
Other current assets	—	10.4	—	16.1	—	26.5
Affiliate receivable	—	88.0	114.0	52.9	(254.9)	—
Deferred tax assets	—	22.8	0.9	12.7	(0.1)	36.3

Total current assets	—	579.7	131.8	544.7	(255.0)	1,001.2
Property and equipment, net	—	129.5	—	32.0	—	161.5
Intangible assets, net	—	661.3	0.8	112.5	—	774.6
Goodwill	—	2,914.8	62.5	1,510.7	—	4,488.0
Deferred tax assets	0.1	—	—	71.8	(0.1)	71.8
Other assets	—	31.2	2.4	61.8	—	95.4
Affiliate receivable	—	116.3	—	127.8	(244.1)	—
Investment in subsidiaries	—	1,749.5	—	—	(1,749.5)	—

Total assets	$0.1	$6,182.3	$197.5	$2,461.3	$(2,248.7)	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$74.8	$—	$30.3	$—	$105.1
Income taxes payable	—	—	—	34.0	—	34.0
Accrued expenses	—	296.2	3.8	178.0	—	478.0
Deferred tax liabilities	0.1	—	—	1.0	(0.1)	1.0
Deferred revenue	—	635.0	22.7	358.8	—	1,016.5
Affiliate payable	29.4	160.1	0.4	65.0	(254.9)	—
Current portion of long-term obligations	—	32.4	—	—	—	32.4

Total current liabilities	29.5	1,198.5	26.9	667.1	(255.0)	1,667.0
Long-term debt	—	5,618.5	—	—	—	5,618.5
Deferred tax liabilities	—	76.7	0.8	14.1	(0.1)	91.5
Affiliate payable	58.2	127.8	—	58.1	(244.1)	—
Other long-term liabilities	—	77.0	2.7	130.1	—	209.8
Losses in excess of investment in subsidiaries	916.2	—	—	—	(916.2)	—

Total liabilities	1,003.9	7,098.5	30.4	869.4	(1,415.4)	7,586.8
Total Infor, Inc. stockholders’ equity (deficit)	(1,003.8)	(916.2)	167.1	1,582.4	(833.3)	(1,003.8)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(1,003.8)	(916.2)	167.1	1,591.9	(833.3)	(994.3)

Total liabilities and stockholders’ equity (deficit)	$0.1	$6,182.3	$197.5	$2,461.3	$(2,248.7)	$6,592.5

Condensed Consolidating Statements of Operations

	Three Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$32.6	$1.9	$40.7	$—	$75.2
SaaS subscriptions	—	109.6	2.4	26.1	—	138.1

Software license fees and subscriptions	—	142.2	4.3	66.8	—	213.3
Product updates and support fees	—	202.0	8.0	146.4	—	356.4

Software revenues	—	344.2	12.3	213.2	—	569.7
Consulting services and other fees	—	87.7	5.5	113.6	—	206.8

Total revenues	—	431.9	17.8	326.8	—	776.5

Operating expenses:
Cost of software license fees	—	5.9	—	5.6	—	11.5
Cost of SaaS subscriptions	—	48.7	0.4	8.5	—	57.6
Cost of product updates and support fees	—	30.3	0.6	28.7	—	59.6
Cost of consulting services and other fees	—	76.3	3.5	89.2	—	169.0
Sales and marketing	—	71.1	5.1	47.7	—	123.9
Research and development	—	74.0	1.6	50.4	—	126.0
General and administrative	—	37.2	0.1	68.5	—	105.8
Amortization of intangible assets and depreciation	—	85.9	0.1	9.8	—	95.8
Restructuring costs	—	0.7	—	1.0	—	1.7
Acquisition-related and other costs	—	7.8	—	(2.4)	—	5.4
Affiliate (income) expense, net	—	12.8	0.2	(13.0)	—	—

Total operating expenses	—	450.7	11.6	294.0	—	756.3

Income from operations	—	(18.8)	6.2	32.8	—	20.2

Other expense, net:
Interest expense, net	—	78.4	—	—	—	78.4
Affiliate interest (income) expense, net	—	1.7	—	(1.7)	—	—
Other (income) expense, net	—	118.4	0.1	8.3	—	126.8

Total other expense, net	—	198.5	0.1	6.6	—	205.2

Income (loss) before income tax	—	(217.3)	6.1	26.2	—	(185.0)
Income tax provision (benefit)	—	(24.2)	(0.1)	5.9	—	(18.4)
Equity in (earnings) loss of subsidiaries	166.6	(26.5)	—	—	(140.1)	—

Net income (loss)	(166.6)	(166.6)	6.2	20.3	140.1	(166.6)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2

Net income (loss) attributable to Infor, Inc.	$(166.6)	$(166.6)	$6.2	$20.1	$140.1	$(166.8)

	Three Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$37.4	$0.6	$43.4	$—	$81.4
SaaS subscriptions	—	86.9	1.1	12.1	—	100.1

Software license fees and subscriptions	—	124.3	1.7	55.5	—	181.5
Product updates and support fees	—	208.1	7.8	131.9	—	347.8

Software revenues	—	332.4	9.5	187.4	—	529.3
Consulting services and other fees	—	81.2	4.0	92.1	—	177.3

Total revenues	—	413.6	13.5	279.5	—	706.6

Operating expenses:
Cost of software license fees	—	9.2	—	5.6	—	14.8
Cost of SaaS subscriptions	—	37.0	—	6.3	—	43.3
Cost of product updates and support fees	—	32.3	0.7	26.3	—	59.3
Cost of consulting services and other fees	—	65.8	3.7	75.5	—	145.0
Sales and marketing	—	64.5	5.9	42.0	—	112.4
Research and development	—	67.8	1.4	42.7	—	111.9
General and administrative	—	34.3	—	19.8	—	54.1
Amortization of intangible assets and depreciation	—	45.7	0.3	12.0	—	58.0
Restructuring costs	—	4.4	—	3.4	—	7.8
Acquisition-related and other costs	—	1.1	—	(2.3)	—	(1.2)
Affiliate (income) expense, net	—	19.4	(1.1)	(18.3)	—	—

Total operating expenses	—	381.5	10.9	213.0	—	605.4

Income (loss) from operations	—	32.1	2.6	66.5	—	101.2

Other expense, net:
Interest expense, net	—	79.1	—	0.1	—	79.2
Affiliate interest (income) expense, net	—	(2.1)	—	2.1	—	—
Other (income) expense, net	—	(7.7)	—	(9.1)	—	(16.8)

Total other expense, net	—	69.3	—	(6.9)	—	62.4

Income (loss) before income tax	—	(37.2)	2.6	73.4	—	38.8
Income tax provision (benefit)	—	(9.5)	2.9	7.4	—	0.8
Equity in (earnings) loss of subsidiaries	(38.0)	(65.7)	—	—	103.7	—

Net income (loss)	38.0	38.0	(0.3)	66.0	(103.7)	38.0
Net income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4

Net income (loss) attributable to Infor, Inc.	$38.0	$38.0	$(0.3)	$65.6	$(103.7)	$37.6

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$107.9	$4.6	$113.4	$—	$225.9
SaaS subscriptions	—	323.2	6.8	63.3	—	393.3

Software license fees and subscriptions	—	431.1	11.4	176.7	—	619.2
Product updates and support fees	—	607.4	25.3	430.0	—	1,062.7

Software revenues	—	1,038.5	36.7	606.7	—	1,681.9
Consulting services and other fees	—	286.7	16.6	326.4	—	629.7

Total revenues	—	1,325.2	53.3	933.1	—	2,311.6

Operating expenses:
Cost of software license fees	—	19.2	0.1	14.0	—	33.3
Cost of SaaS subscriptions	—	144.2	0.6	24.3	—	169.1
Cost of product updates and support fees	—	93.9	2.0	83.8	—	179.7
Cost of consulting services and other fees	—	238.0	10.8	256.6	—	505.4
Sales and marketing	—	235.5	19.0	139.7	—	394.2
Research and development	—	219.0	4.2	143.0	—	366.2
General and administrative	—	119.5	0.2	110.6	—	230.3
Amortization of intangible assets and depreciation	—	174.9	0.4	31.5	—	206.8
Restructuring costs	—	3.7	—	8.2	—	11.9
Acquisition-related and other costs	—	19.3	—	(1.1)	—	18.2
Affiliate (income) expense, net	—	45.2	0.9	(46.1)	—	—

Total operating expenses	—	1,312.4	38.2	764.5	—	2,115.1

Income from operations	—	12.8	15.1	168.6	—	196.5

Other expense, net:
Interest expense, net	—	238.9	—	—	—	238.9
Affiliate interest (income) expense, net	—	4.0	—	(4.0)	—	—
Other (income) expense, net	—	224.5	0.2	37.5	—	262.2

Total other expense, net	—	467.4	0.2	33.5	—	501.1

Income (loss) before income tax	—	(454.6)	14.9	135.1	—	(304.6)
Income tax provision (benefit)	—	(24.9)	(0.3)	37.7	—	12.5
Equity in loss (earnings) of subsidiaries	317.1	(112.6)	—	—	(204.5)	—

Net income (loss)	(317.1)	(317.1)	15.2	97.4	204.5	(317.1)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Net income (loss) attributable to Infor, Inc.	$(317.1)	$(317.1)	$15.2	$96.6	$204.5	$(317.9)

	Nine Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Software license fees	$—	$125.0	$2.7	$109.9	$—	$237.6
SaaS subscriptions	—	256.6	2.3	32.0	—	290.9

Software license fees and subscriptions	—	381.6	5.0	141.9	—	528.5
Product updates and support fees	—	621.7	23.9	405.4	—	1,051.0

Software revenues	—	1,003.3	28.9	547.3	—	1,579.5
Consulting services and other fees	—	247.7	13.6	281.5	—	542.8

Total revenues	—	1,251.0	42.5	828.8	—	2,122.3

Operating expenses:
Cost of software license fees	—	28.4	—	15.8	—	44.2
Cost of SaaS subscriptions	—	105.2	0.1	17.9	—	123.2
Cost of product updates and support fees	—	94.9	2.1	83.5	—	180.5
Cost of consulting services and other fees	—	191.0	10.3	229.1	—	430.4
Sales and marketing	—	207.6	16.2	125.7	—	349.5
Research and development	—	200.7	4.7	130.0	—	335.4
General and administrative	—	98.8	0.2	57.6	—	156.6
Amortization of intangible assets and depreciation	—	133.4	1.1	38.4	—	172.9
Restructuring costs	—	6.9	—	30.6	—	37.5
Acquisition-related and other costs	—	7.8	—	(1.2)	—	6.6
Affiliate (income) expense, net	—	39.1	(4.0)	(35.1)	—	—

Total operating expenses	—	1,113.8	30.7	692.3	—	1,836.8

Income from operations	—	137.2	11.8	136.5	—	285.5

Other expense, net:
Interest expense, net	—	239.2	—	0.2	—	239.4
Affiliate interest (income) expense, net	—	(15.5)	—	15.5	—	—
Other (income) expense, net	—	(31.9)	—	40.3	—	8.4

Total other expense, net	—	191.8	—	56.0	—	247.8

Income (loss) before income tax	—	(54.6)	11.8	80.5	—	37.7
Income tax provision (benefit)	—	(11.7)	2.8	31.2	—	22.3
Equity in loss (earnings) of subsidiaries	(15.4)	(58.3)	—	—	73.7	—

Net income (loss)	15.4	15.4	9.0	49.3	(73.7)	15.4
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	0.8	—	0.4

Net income (loss) attributable to Infor, Inc.	$15.4	$15.8	$9.0	$48.5	$(73.7)	$15.0

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(166.6)	$(166.6)	$6.2	$20.3	$140.1	$(166.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	118.9	—	118.9
Change in defined benefit plan funding status, net of tax	—	0.3	—	(0.8)	—	(0.5)

Total other comprehensive income (loss)	—	0.3	—	118.1	—	118.4

Comprehensive income (loss)	(166.6)	(166.3)	6.2	138.4	140.1	(48.2)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(166.6)	$(166.3)	$6.2	$138.2	$140.1	$(48.4)

	Three Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$38.0	$38.0	$(0.3)	$66.0	$(103.7)	$38.0

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(1.8)	—	(1.8)
Change in defined benefit plan funding status, net of tax	—	—	—	(0.1)	—	(0.1)
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.7	—	(1.9)	—	(0.2)

Comprehensive income (loss)	38.0	39.7	(0.3)	64.1	(103.7)	37.8

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$38.0	$39.7	$(0.3)	$63.9	$(103.7)	$37.6

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(317.1)	$(317.1)	$15.2	$97.4	$204.5	$(317.1)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.1)	—	236.9	—	236.8
Change in defined benefit plan funding status, net of tax	—	0.3	—	(0.6)	—	(0.3)
Unrealized gain (loss) on derivative instruments, net of tax	—	2.8	—	—	—	2.8

Total other comprehensive income (loss)	—	3.0	—	236.3	—	239.3

Comprehensive income (loss)	(317.1)	(314.1)	15.2	333.7	204.5	(77.8)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.7	—	0.7

Comprehensive income (loss) attributable to Infor, Inc.	$(317.1)	$(314.1)	$15.2	$333.0	$204.5	$(78.5)

	Nine Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$15.4	$15.4	$9.0	$49.3	$(73.7)	$15.4

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(73.6)	—	(73.6)
Change in defined benefit plan funding status, net of tax	—	—	—	2.4	—	2.4
Unrealized gain (loss) on derivative instruments, net of tax	—	4.9	—	—	—	4.9

Total other comprehensive income (loss)	—	4.9	—	(71.2)	—	(66.3)

Comprehensive income (loss)	15.4	20.3	9.0	(21.9)	(73.7)	(50.9)

Noncontrolling interests comprehensive income (loss)	—	(0.4)	—	0.5	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$15.4	$20.7	$9.0	$(22.4)	$(73.7)	$(51.0)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$47.7	$—	$134.4	$—	$182.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(70.6)	—	1.8	—	(68.8)
Purchase of other investments	—	(0.3)	—	—	—	(0.3)
Change in restricted cash	—	0.2	—	4.5	—	4.7
Purchases of property, equipment and software	—	(57.3)	—	(16.5)	—	(73.8)

Net cash used in investing activities	—	(128.0)	—	(10.2)	—	(138.2)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Dividends paid	—	(23.7)	—	—	—	(23.7)
Payments on capital lease obligations	—	(0.9)	—	(1.2)	—	(2.1)
Proceeds from issuance of debt	—	1,176.5	—	—	—	1,176.5
Payments on long-term debt	—	(1,190.2)	—	—	—	(1,190.2)
(Payments) proceeds from affiliate within group	—	38.9	—	(38.9)	—	—
Deferred purchase price and contingent consideration	—	(35.9)	—	(5.5)	—	(41.4)
Other	—	(1.3)	—	(1.6)	—	(2.9)

Net cash provided by (used in) financing activities	—	38.4	—	(47.2)	—	(8.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	16.2	—	16.2

Net increase (decrease) in cash and cash equivalents	—	(41.9)	—	93.2	—	51.3
Cash and cash equivalents at the beginning of the period	—	88.9	—	216.9	—	305.8

Cash and cash equivalents at the end of the period	$—	$47.0	$—	$310.1	$—	$357.1

	Nine Months Ended January 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$35.4	$—	$110.0	$—	$145.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(154.2)	—	(16.7)	—	(170.9)
Purchase of other investments	—	(0.1)	—	—	—	(0.1)
Change in restricted cash	—	—	—	(0.1)	—	(0.1)
Purchases of property, equipment and software	—	(52.3)	—	(7.7)	—	(60.0)

Net cash used in investing activities	—	(206.6)	—	(24.5)	—	(231.1)

Cash flows from financing activities:
Equity contributions received	144.0	144.0	—	—	(144.0)	144.0
Equity contributions made	(144.0)	—	—	—	144.0	—
Dividends received	111.5	—	—	—	(111.5)	—
Dividends paid	(111.5)	(111.5)	—	—	111.5	(111.5)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(1.6)	—	(1.6)	—	(3.2)
Payments on long-term debt	—	(78.8)	—	—	—	(78.8)
(Payments) proceeds from affiliate within group	—	285.7	—	(285.7)	—	—
Deferred financing and early debt redemption fees paid	—	(0.8)	—	—	—	(0.8)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(1.2)	—	(0.7)	—	(1.9)

Net cash provided by (used in) financing activities	—	88.7	—	(288.0)	—	(199.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.7)	—	(8.7)

Net increase (decrease) in cash and cash equivalents	—	(82.5)	—	(211.2)	—	(293.7)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$81.2	$—	$330.8	$—	$412.0

20. Subsequent Events

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma®, for $19.4 million. The total purchase price may also include up to an additional $35.0 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which will be marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complements and further expands Infor CloudSuite Retail and our supply chain management offerings.

Credit Agreement Amendment

On February 23, 2018, we entered into Amendment No. 10 to the Credit Agreement. This amendment provides for, among other modifications to the Credit Agreement as set forth therein, an extension of approximately three years of the maturity date for the Revolver under the Credit Agreement from April 5, 2019, to February 1, 2022. As of the date hereof, the Revolver remains undrawn. See Note 12, Debt—Credit Facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended January 31, 2018, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2017, which are included in our Annual Report on Form 10-K, and related notes thereto.

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

We serve a large, diverse and specialized global customer base across three geographic regions—the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). We have approximately 16,540 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2018, the Americas, EMEA and APAC regions generated approximately 61.0%, 30.3% and 8.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we continue to believe we have significant opportunities to expand internationally and capture market share, including in the EMEA and APAC regions.

U.S. Federal Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act includes numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0.% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of net operating loss generated in tax years beginning after December 31, 2017; creating a provision to tax global intangible low-taxed income (GILTI) based on the Company’s annual aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment returns; a base-erosion anti-abuse tax (BEAT); a tax on foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax).

Certain provisions of the 2017 Tax Act will impact Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates, and in future fiscal years our statutory rate will be 21.0%. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. See Note 13, Income Taxes.

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

Merit

On May 11, 2016, we acquired Merit Globe AS (Merit) for $22.1 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase (the Merit Acquisition). The total purchase price may also include up to an additional $4.5 million if certain future performance conditions are met. Based in Norway, Merit is a consulting firm specializing in Infor M3 products and services. The Merit Acquisition brought decades of experience of Infor M3 consulting services that expanded and enhanced Infor’s professional services’ capabilities, particularly in the large and growing European Infor M3 customer base.

Financing Activities

Over the past few fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure.

In the third quarter of fiscal 2018, we amended our Credit Agreement to refinance our outstanding Euro-based first lien term loans under our credit facilities at favorable interest rates.

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

For the third quarter of fiscal 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 12.0% and 6.2%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2017. For the nine months ended January 31, 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 8.5% and 0.8%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2017.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended January 31, 2018 vs. 2017	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees	$3.6	$(9.8)	$(6.2)	4.4%	(12.0)%	(7.6)%
SaaS subscriptions	1.9	36.1	38.0	1.9	36.1	38.0

Software license fees and subscriptions	5.5	26.3	31.8	3.0	14.5	17.5
Product updates and support fees	11.3	(2.7)	8.6	3.3	(0.8)	2.5

Software revenues	16.8	23.6	40.4	3.1	4.5	7.6
Consulting services and other fees	9.0	20.5	29.5	5.0	11.6	16.6

Total revenues	$25.8	$44.1	$69.9	3.7%	6.2%	9.9%

Total operating expenses	$24.0	$126.9	$150.9	3.9%	21.0%	24.9%

(in millions, except percentages) Nine Months Ended January 31, 2018 vs. 2017	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
Software license fees	$5.1	$(16.8)	$(11.7)	2.2%	(7.1)%	(4.9)%
SaaS subscriptions	2.2	100.2	102.4	0.8	34.4	35.2

Software license fees and subscriptions	7.3	83.4	90.7	1.4	15.8	17.2
Product updates and support fees	14.1	(2.4)	11.7	1.3	(0.2)	1.1

Software revenues	21.4	81.0	102.4	1.4	5.1	6.5
Consulting services and other fees	12.2	74.7	86.9	2.2	13.8	16.0

Total revenues	$33.6	$155.7	$189.3	1.6%	7.3%	8.9%

Total operating expenses	$28.8	$249.5	$278.3	1.6%	13.6%	15.2%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2018 with the exception of changes to our accounting policies regarding income taxes as a result of the 2017 Tax Act. The applicable critical accounting policy is updated below.

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

Our worldwide net deferred tax assets consist primarily of net operating loss carryforwards, tax credit carryforwards, disallowed interest expense carryforwards and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and intangible assets. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are similar to the U.S.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act which includes numerous changes to the U.S. tax code that affect our business including the one-time Transition Tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. As a result, as of January 31, 2018, we have now provided a $76.4 million provisional estimate of the Transition Tax pursuant to SAB 118 for U.S. federal and state income taxes on the majority of our undistributed earnings of our foreign subsidiaries. Due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended January 31, 2018. We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely, with the exception of certain previously taxed earnings under Subpart F, which were accrued during the fourth quarter of fiscal 2017 as a result of the Koch Industries investment in Infor. As a result of the 2017 Tax Act, pursuant to SAB 118, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

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

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual	Constant Currency	2018	2017	Actual	Constant Currency
Revenues:
Software license fees	$75.2	$81.4	(7.6)%	(12.0)%	$225.9	$237.6	(4.9)%	(7.1)%
SaaS subscriptions	138.1	100.1	38.0	36.1	393.3	290.9	35.2	34.4

Software license fees and subscriptions	213.3	181.5	17.5	14.5	619.2	528.5	17.2	15.8
Product updates and support fees	356.4	347.8	2.5	(0.8)	1,062.7	1,051.0	1.1	(0.2)

Software revenues	569.7	529.3	7.6	4.5	1,681.9	1,579.5	6.5	5.1
Consulting services and other fees	206.8	177.3	16.6	11.6	629.7	542.8	16.0	13.8

Total revenues	776.5	706.6	9.9	6.2	2,311.6	2,122.3	8.9	7.3

Operating expenses:
Cost of software license fees	11.5	14.8	(22.3)	(25.7)	33.3	44.2	(24.7)	(26.2)
Cost of SaaS subscriptions	57.6	43.3	33.0	32.1	169.1	123.2	37.3	36.9
Cost of product updates and support fees	59.6	59.3	0.5	(3.0)	179.7	180.5	(0.4)	(1.6)
Cost of consulting services and other fees	169.0	145.0	16.6	11.8	505.4	430.4	17.4	15.1
Sales and marketing	123.9	112.4	10.2	6.9	394.2	349.5	12.8	11.6
Research and development	126.0	111.9	12.6	9.7	366.2	335.4	9.2	8.0
General and administrative	105.8	54.1	95.6	83.2	230.3	156.6	47.1	42.8
Amortization of intangible assets and depreciation	95.8	58.0	65.2	64.0	206.8	172.9	19.6	19.2
Restructuring costs	1.7	7.8	(78.2)	(79.5)	11.9	37.5	(68.3)	(69.1)
Acquisition-related and other costs	5.4	(1.2)	NM	NM	18.2	6.6	175.8	180.3

Total operating expenses	756.3	605.4	24.9	21.0	2,115.1	1,836.8	15.2	13.6

Income from operations	20.2	101.2	(80.0)	(81.8)	196.5	285.5	(31.2)	(32.9)

Interest expense, net	78.4	79.2	(1.0)	(1.0)	238.9	239.4	(0.2)	(0.2)
Other (income) expense, net	126.8	(16.8)	NM	NM	262.2	8.4	NM	NM

Income (loss) before income tax	(185.0)	38.8	NM	NM	(304.6)	37.7	NM	NM
Income tax provision (benefit)	(18.4)	0.8	NM	NM	12.5	22.3	(43.9)	(46.2)

Net income (loss)	(166.6)	38.0	NM	NM	(317.1)	15.4	NM	NM
Net income attributable to noncontrolling interests	0.2	0.4	(50.0)	(25.0)	0.8	0.4	100.0	125.0

Net income (loss) attributable to Infor, Inc.	$(166.8)	$37.6	NM %	NM %	$(317.9)	$15.0	NM %	NM %

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and nine-month periods ended January 31, 2018 and 2017, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual	Constant Currency	2018	2017	Actual	Constant Currency
Revenues
Software license fees	$75.2	$81.4	(7.6)%	(12.0)%	$225.9	$237.6	(4.9)%	(7.1)%
SaaS subscriptions	138.1	100.1	38.0	36.1	393.3	290.9	35.2	34.4

Software license fees and subscriptions	213.3	181.5	17.5	14.5	619.2	528.5	17.2	15.8
Product updates and support fees	356.4	347.8	2.5	(0.8)	1,062.7	1,051.0	1.1	(0.2)

Software revenues	569.7	529.3	7.6	4.5	1,681.9	1,579.5	6.5	5.1
Consulting services and other fees	206.8	177.3	16.6	11.6	629.7	542.8	16.0	13.8

Total revenues	$776.5	$706.6	9.9%	6.2%	$2,311.6	$2,122.3	8.9%	7.3%

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

Total revenues increased 6.2% in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, excluding the favorable foreign currency impact of 3.7%. On a constant currency basis, we realized growth across all of our geographic regions with the Americas up 3.7%, EMEA up 8.1% and APAC up 19.6%. We experienced significant growth in our SaaS subscriptions revenues, which increased 36.1%, as we expand our CloudSuite offerings and continue to shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 12.0%. Our SaaS subscriptions now account for over 64.7% of our total software license fees revenues. Our product updates and support fees were down slightly, while our consulting services and other fees revenues were up 11.6%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

For the nine-month period ended January 31, 2018, total revenues increased by 7.3% compared to the nine-month period ended January 31, 2017, excluding the favorable foreign currency impact of 1.6%. On a constant currency basis, the year-to-date increase was experienced across all geographies with the Americas up 5.7%, EMEA up 8.7% and APAC up 15.0%. The continued shift in our software license mix resulted in a year-to-date increase of 34.4% in our SaaS subscriptions revenues, offsetting a 7.1% decrease in our perpetual software license fees revenues. Our year-to-date product updates and support fees were relatively flat, while our consulting services and other fees revenues were up 13.8%. The increase in year-to-date total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

Software License Fees. Our software license fees consist of fees resulting from products licensed to our customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the third quarter of fiscal 2018, software license fees decreased by 12.0% compared to the third quarter of fiscal 2017, excluding the favorable foreign currency impact of 4.4%. At constant currency, the decrease in perpetual license fees revenues was experienced across all of our geographic regions with the EMEA, Americas, and APAC regions accounting for decreases of 7.4 points, 3.2 points and 1.4 points, respectively. We continued to drive a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2018, software license fees decreased by 7.1%, compared to the nine-month period ended January 31, 2017, excluding the favorable foreign currency impact of 2.2%. At constant currency, the decrease in perpetual license fees revenues was primarily related to lower perpetual software license fees in our Americas and EMEA regions, which accounted for a decrease of 5.6 points and 1.8 points, respectively. These decreases were somewhat offset by an increase in perpetual license fees revenues in our APAC region which accounted for an increase of 0.3 points.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the third quarter of fiscal 2018, SaaS subscriptions revenues increased by 36.1% compared to the third quarter of fiscal 2017, excluding the favorable foreign currency impact of 1.9%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2018 across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 15.6 points, 11.7 points and 8.8 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues in the current quarter also reflects the inclusion of the results of operations of the Birst Acquisition, which accounted for 7.0 points of the increase.

In the nine-month period ended January 31, 2018, SaaS subscriptions revenues increased by 34.4%, compared to the nine-month period ended January 31, 2017, excluding the favorable foreign currency impact of 0.8%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2017 across all geographic regions especially in the Americas, which accounted for an increase of approximately 19.9 points. In addition, our EMEA and APAC regions contributed increases of approximately 9.0 points and 5.5 points, respectively. The Birst Acquisition accounted for approximately 6.1 points of the year-to-date increase in SaaS subscription revenues.

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

Product updates and support fees decreased by 0.8% compared to the third quarter of fiscal 2017, excluding the favorable foreign currency impact of 3.3%.

In the nine-month period ended January 31, 2018, product updates and support fees decreased by 0.2% compared to the nine-month period ended January 31, 2017, excluding the favorable foreign currency impact of 1.3%.

At constant currency, in the current quarter and year-to-date period we experienced modest growth in our product updates and support fees in our EMEA and APAC regions, which were offset by a slight decrease in the Americas region. The net changes in our product updates and support fees were primarily the result of revenues related to new maintenance pull-through from new perpetual license transactions and price increases, offset by customer attrition and the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support services. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 11.6%, excluding the favorable foreign currency impact of 5.0%, in the current quarter compared to the third quarter last year. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 11.9 points compared to the third quarter last year. This increase was experienced across all geographic regions; Americas accounted for an increase of 5.9 points, EMEA 5.4 points, and APAC 0.6 points. These increases were somewhat offset by a decrease in other fees revenues which accounted for a 0.3 point decrease. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 5.7 points of the increase.

Consulting services and other fees increased by 13.8%, excluding the favorable foreign currency impact of 2.2% in the nine-month period ended January 31, 2018, compared to the nine-month period ended January 31, 2017. At constant currency, year-to-date increases in consulting services revenues accounted for an increase of 13.2 points compared to the corresponding period last year. The year-to-date increase in consulting services was experienced across all geographic regions with Americas contributing an increase of 7.8 points, EMEA 4.6 points, and APAC 0.8 points. In addition, higher other fees revenues accounted for a 0.6 point increase. The increase in year-to-date consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.2 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain on-premise license agreements, SaaS subscription agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,156.3 million as of January 31, 2018, compared to $1,051.0 million as of April 30, 2017, and $1,008.1 million as of January 31, 2017.

The following table sets forth the components of deferred revenue:

(in millions)	January 31, 2018	April 30, 2017	January 31, 2017
Software license fees	$9.8	$10.8	$8.6
SaaS subscriptions	302.1	237.7	196.7

Software license fees and subscriptions	311.9	248.5	205.3
Product updates and support fees	780.3	741.1	746.4
Consulting services and other fees	64.1	61.4	56.4

Total deferred revenue	1,156.3	1,051.0	1,008.1
Less: current portion	1,134.1	1,016.5	990.9

Deferred revenue - non-current	$22.2	$34.5	$17.2

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

Operating Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual	Constant Currency	2018	2017	Actual	Constant Currency
Operating expenses
Cost of software license fees	$11.5	$14.8	(22.3)%	(25.7)%	$33.3	$44.2	(24.7)%	(26.2)%
Cost of SaaS subscriptions	57.6	43.3	33.0	32.1	169.1	123.2	37.3	36.9
Cost of product updates and support fees	59.6	59.3	0.5	(3.0)	179.7	180.5	(0.4)	(1.6)
Cost of consulting services and other fees	169.0	145.0	16.6	11.8	505.4	430.4	17.4	15.1
Sales and marketing	123.9	112.4	10.2	6.9	394.2	349.5	12.8	11.6
Research and development	126.0	111.9	12.6	9.7	366.2	335.4	9.2	8.0
General and administrative	105.8	54.1	95.6	83.2	230.3	156.6	47.1	42.8
Amortization of intangible assets and depreciation	95.8	58.0	65.2	64.0	206.8	172.9	19.6	19.2
Restructuring costs	1.7	7.8	(78.2)	(79.5)	11.9	37.5	(68.3)	(69.1)
Acquisition-related and other costs	5.4	(1.2)	NM	NM	18.2	6.6	175.8	180.3

Total operating expenses	$756.3	$605.4	24.9%	21.0%	$2,115.1	$1,836.8	15.2%	13.6%

*	NM - Percentage not meaningful

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

Cost of software license fees decreased by 25.7%, excluding the unfavorable foreign currency impact of 3.4%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. At constant currency, this decrease was in-line with our lower software fees revenues in the third quarter of fiscal 2018 and was primarily due to a 15.7 point decrease related to lower third-party royalties, a 9.3 point decrease related to lower channel partner commissions, and a 0.7 point decrease related to lower other costs.

Cost of software license fees for the first nine months of fiscal 2018 decreased by 26.2%, excluding the unfavorable foreign currency impact of 1.5%, compared to the first nine months of fiscal 2017. At constant currency, the decrease was primarily due to a 16.0 point decrease related to lower third-party royalties, a 9.5 point decrease related to lower channel partner commissions, and a 0.7 point decrease related to lower other costs.

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, vendor costs associated with providing our subscription offerings, and applicable overhead costs.

Cost of SaaS subscriptions increased by 32.1%, excluding the unfavorable foreign currency impact of 0.9%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the third quarter of fiscal 2018, including an increase of 12.7 points due to higher employee-related and overhead costs, primarily as a result of 14.1% higher SaaS headcount in the third quarter compared to last year, a 9.0 point increase related to higher hosting costs, and an increase of 10.4 points related to higher other costs of providing our SaaS subscriptions.

Cost of SaaS subscriptions for the first nine months of fiscal 2018 increased by 36.9%, excluding the unfavorable foreign currency impact of 0.4%, compared to the first nine months of fiscal 2017, in-line with higher year-to-date SaaS subscriptions revenues. At constant currency, this increase was primarily due to an increase of 16.3 points due to higher employee-related and overhead costs, with our higher SaaS headcount, an increase of 11.8 points related to higher hosting costs, and an increase of 8.8 points related to higher other costs of providing our SaaS subscriptions.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 3.0%, excluding the unfavorable foreign currency impact of 3.5%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. At constant currency, the decrease was primarily due to a 1.8 point decrease related to lower channel partner commissions and third-party royalties, a 1.0 point decrease in employee-related support and overhead costs, and a 0.2 point decrease related to lower other support costs.

For the first nine months of fiscal 2018, cost of product updates and support fees decreased by 1.6%, excluding the unfavorable foreign currency impact of 1.2%, compared to the first nine months of fiscal 2017. At constant currency, the year-to-date decrease was primarily due to a 1.3 point decrease in employee-related support and overhead costs, a 1.2 point decrease related to lower channel partner commissions and third-party royalties, and a 0.1 point decrease related to lower other support costs. These decreases were somewhat offset by a 0.7 point increase related to higher share-based compensation, and a 0.3 point increase related to higher professional fees.

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

Cost of consulting services and other fees increased by 11.8%, excluding the unfavorable foreign currency impact of 4.8%, in the current quarter compared to the third quarter of fiscal 2017. At constant currency, cost of consulting services increased 10.1 points due to higher employee-related and overhead costs due to 8.0% higher headcount in our professional services organizations in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The increase in our professional services headcount includes the employees of our recent acquisitions. Cost of consulting services also increased 0.5 points related to higher share-based compensation in the third quarter compared to last year, 0.2 points due to higher billable contractor costs, and 1.0 point due to an increase in other services costs.

For the first nine months of fiscal 2018, cost of consulting services and other fees increased by 15.1%, excluding the unfavorable foreign currency impact of 2.3%, compared to the first nine months of fiscal 2017. At constant currency, the year-to-date increase was primarily due to a 10.9 point increase in employee-related and overhead costs due to higher headcount in our professional services organizations, a 2.3 point increase due to higher billable contractor costs, a 0.5 point increase related to higher share-based compensation, and a 1.4 point increase related to higher other services costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 6.9%, excluding the unfavorable foreign currency impact of 3.3%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 4.8 points in higher employee-related sales and overhead costs, due to 1.7% higher net headcount in our sales and marketing organizations and higher commissions in-line with higher software license revenues in the third quarter compared to last year, a 1.4 point increase due to higher share-based compensation, a 0.9 point increase due to higher professional fees, and a 0.2 point increase due to higher marketing program costs. These increases were somewhat offset by a net 0.4 point decrease due to lower other sales costs in the third quarter compared to last year.

Sales and marketing expenses increased by 11.6%, excluding the unfavorable foreign currency impact of 1.2%, in the nine-month period ended January 31, 2018, compared to the nine-month period ended January 31, 2017. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 6.8 point increase in employee-related sales and overhead costs due to higher headcount in our sales organization and higher commissions, 4.4 points due to higher share-based compensation, 0.3 points due to higher marketing program costs, and a net 0.1 point increase due to higher other sales costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 9.7%, excluding the unfavorable foreign currency impact of 2.9%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. On a constant currency basis, the increase in research and development expenses was primarily due to a 5.1 point increase in employee-related and overhead costs due to 6.7% higher headcount in our development organization in the third quarter compared to last year, 1.8 points related to higher professional fees, a 1.7 point increase related to lower capitalization of software development costs in fiscal 2018 compared to fiscal 2017, and 1.2 points due to higher share-based compensation. These increases were somewhat offset by a 0.1 point decrease related to lower other development costs.

Research and development expenses increased 8.0%, excluding the unfavorable foreign currency impact of 1.2%, in the nine-month period ended January 31, 2018, compared to the nine-month period ended January 31, 2017. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 5.1 point increase in employee-related and overhead costs due to higher headcount in our development organization, 1.7 points due to higher share-based compensation, 1.3 points related to higher professional fees, and a 0.2 point increase related to lower capitalization of software development costs in the comparable year-to-date periods. These increases were somewhat offset by a 0.3 point decrease related to lower other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, and share-based compensation expense.

General and administrative expenses increased by 83.2%, excluding the unfavorable foreign currency impact of 12.4%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 74.7 point increase related to the accrual we recorded in the third quarter of fiscal 2018 related to certain litigation matters (See Note 15, Commitments and Contingencies- Litigation), a 6.8 point increase in employee-related costs due to 10.1% higher general and administrative headcount in the third quarter compared to last year, 4.8 points related to higher consulting and professional fees, 1.4 points related to higher share-based compensation, and a net increase of 0.1 points in other general and administrative expenses. These increases were somewhat offset by a 4.6 point decrease related to overhead allocations.

General and administrative expenses increased by 42.8%, excluding the unfavorable foreign currency impact of 4.3%, in the nine-month period ended January 31, 2018, compared to the nine-month period ended January 31, 2017. On a constant currency basis, year-to-date general and administrative expenses increased primarily due to a 27.3 point increase related to higher legal settlement costs incurred in fiscal 2018 compared to fiscal 2017, a 5.1 point increase in employee-related costs, 5.8 points related to higher share-based compensation, 2.8 points related to higher consulting and professional fees, and a net increase of 1.8 points in other general and administrative expenses.

The current quarter-over-quarter and year-to-date increases in share-based compensation in general and administrative expenses, and other applicable expense lines, were primarily due to the modification of certain of our Class C MIUs in the second quarter of fiscal 2018 whereby repurchase features that functioned as in-substance forfeiture provisions were removed. The removal of these features made these grants probable of vesting, resulting in the recognition of incremental share-based compensation expense. In addition, we recorded share-based compensation expense in fiscal 2018 related to new Class D MIUs issued in the second quarter of fiscal 2018. See Note 10, Equity-Based Compensation.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation increased by 64.0%, excluding the unfavorable foreign currency impact of 1.2%, in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017.

In the nine-month period ended January 31, 2018, amortization of intangible assets and depreciation increased by 19.2%, compared with the nine-month period ended January 31, 2017, excluding the unfavorable foreign currency impact of 0.4%.

The quarter-over-quarter and year-to-date increases resulted primarily from the $45.9 million in impairment charges related to certain of our capitalized software development costs that we recorded in the third quarter of fiscal 2018. (See Note 7, Impairment of Capitalized Software). Excluding the fiscal 2018 impairment charges, amortization and depreciation expense was lower in the current quarter and year-to-date periods as certain of our assets were fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in the applicable periods of fiscal 2018. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. See Note 11, Restructuring Charges.

We recorded restructuring charges of approximately $1.7 million and $7.8 million in the third quarter of fiscal 2018 and 2017, respectively, related to our various restructuring actions.

We incurred restructuring charges of $11.9 million in the nine-month period ended January 31, 2018, compared to $37.5 million in the nine-month period ended January 31, 2017.

The restructuring charges recorded to date in fiscal 2018 included approximately $10.2 million related to employee severance costs and $1.7 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our professional services and sales organizations in our EMEA and Americas regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

The restructuring charges recorded in the first nine months of fiscal 2017 included approximately $34.5 million related to employee severance costs and $3.0 million in accruals for costs related to facilities to be exited. The employee severance costs related primarily to personnel actions taken in our EMEA and Americas regions affecting all functional areas. The facilities charges related to exiting or consolidation of space in facilities primarily in the Americas region.

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

In the third quarter of fiscal 2018, we recorded acquisition-related and other costs of $5.4 million, an increase of approximately $6.6 million compared to a $1.2 million credit in acquisition-related and other costs in the third quarter of fiscal 2017.

For the nine months ended January 31, 2018, acquisition-related and other costs totaled $18.2 million, an increase of approximately $11.6 million compared to $6.6 million in the comparable nine months of fiscal 2017.

For the nine months ended January 31, 2018, acquisition-related and other costs included $20.8 million for costs related to our recent acquisitions, primarily the Birst Acquisition, and $1.7 million in costs related to our debt refinancing activities. These costs were somewhat offset by a net $4.3 million negative adjustment to the estimated fair value of our contingent consideration liabilities. The year-to-date fiscal 2017 acquisition-related and other costs included $6.5 million for costs related to our Predictix Acquisition, the GT Nexus Acquisition, the Merit Acquisition, the Starmount Acquisition, as well as $2.9 million in costs related to debt and other financing activities. These costs were somewhat offset by a $2.8 million adjustment to the estimated fair value of our contingent consideration liabilities.

Non-Operating Income and Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual	Constant Currency	2018	2017	Actual	Constant Currency
Interest expense, net	$78.4	$79.2	(1.0)%	(1.0)%	$238.9	$239.4	(0.2)%	(0.2)%
Other (income) expense, net	126.8	(16.8)	NM	NM	262.2	8.4	NM	NM

Total non-operating expenses	$205.2	$62.4	228.8%	227.4%	$501.1	$247.8	102.2%	102.3%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $0.8 million, or 1.0%, to $78.4 million in the quarter ended January 31, 2018, compared to $79.2 million in the quarter ended January 31, 2017. The quarter-over-quarter decrease in our interest expense was due to a $3.0 million decrease in interest expense related to our interest rate swaps which matured in the second quarter of fiscal 2018, a $1.3 million decrease in amortization of deferred financing fees and net debt discounts, and a decrease in other interest expense, net of $0.1 million. These decreases were mostly offset by a $3.6 million increase in interest expense primarily related to an increase in applicable LIBOR rates and higher term loan balances following the refinancing of our term loans in November 2017.

Interest expense, net decreased by $0.5 million, or 0.2%, to $238.9 million in the nine-month period ended January 31, 2018, compared to $239.4 million in the nine-month period ended January 31, 2017. Year-to-date, the decrease in our interest expense was also due to a $4.1 million decrease in interest expense related to our interest rate swaps, a $3.9 million decrease in amortization of deferred financing fees and net debt discounts, and a decrease in other interest expense, net of $0.2 million. These decreases were mostly offset by a $7.9 million increase in interest expense primarily related to higher LIBOR rates and term loan balances discussed above.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $126.8 million in the third quarter of fiscal 2018 compared to $16.8 million net income in the third quarter of fiscal 2017.

For the first nine months of fiscal 2018, other (income) expense, net was net expense of $262.2 million compared to net expense of $8.4 million in the nine-month period ended January 31, 2017.

The current quarter and year-to-date changes in other (income) expense, net, were primarily due to fluctuations in foreign currency exchange rates, primarily the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our debt denominated in Euros. During the three and nine months ended January 31, 2018, the Euro strengthened against the U.S. Dollar resulting in the unfavorable impact to our results of operations recorded in the third quarter and year-to-date periods of fiscal 2018.

Income Tax Provision

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017				Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual		Constant Currency		2018	2017	Actual	Constant Currency
Income tax provision (benefit)	$(18.4)	$0.8	NM	%	NM	%	$12.5	$22.3	(43.9)%	(46.2)%
Effective income tax rate	9.9%	2.1%					(4.1)%	59.2%

*	NM - Percentage not meaningful

The effective tax rates for the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate may fluctuate as a result of changes in the forecasted annual income level and geographical mix of our operating earnings as well as a result of acquisitions, changes in liabilities recorded for unrecognized tax benefits, changes in the valuation allowances for deferred tax assets, tax settlements with U.S. and foreign tax authorities, and the impact from changes in enacted tax laws, including changes in tax rates.

For the three and nine months ended January 31, 2018, our effective tax rate was impacted by the 2017 Tax Act enacted in December 2017, which significantly changed existing U.S. federal and state tax law and included numerous provisions that affect our business. In addition, in conjunction with the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 allows for recording provisional amounts related to enactment of the 2017 Tax Act and refining provisional balances and making subsequent adjustments related to the applicable U.S. tax reform during a one-year measurement period as a result of future changes in interpretation, available information, assumptions we have made, further refinement of our calculations, and/or issuance of additional guidance. See Note 13, Income Taxes, for more detail on the 2017 Tax Act and SAB 118.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the valuation allowance for various foreign deferred tax assets, a reduction in the amount of unrecognized tax benefits, and a reduction in U.S. deferred tax liabilities as a result of the 2017 Tax Act.

The change in our effective tax rate for the first nine months of fiscal 2018 compared to the corresponding period of fiscal 2017 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, a reduction in the amount of unrecognized tax benefits, a reduction in U.S. deferred tax liabilities as a result of the 2017 Tax Act, and an increase in the valuation allowance for various foreign deferred tax assets.

Certain of the amounts we recorded for the impacts of the 2017 Tax Act are provisional and represent our best estimates based on our interpretation of the U.S. legislation and information currently available to us. In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $24.9 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in the quarter ended January 31, 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We are still completing our calculation of the impact of these changes on our deferred tax balances. We also completed a provisional estimate of the Transition Tax, which was estimated to be $76.4 million. However, due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended January 31, 2018. We currently intend to use existing net operating losses to offset the estimated tax liability but will further evaluate whether to elect to pay the transition tax over a period of eight years as permitted by the 2017 Tax Act. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018 Board Meeting, to account for the tax effects of the GILTI in the period that it is subject to such tax. Therefore, we will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI tax.

We must also assess whether our U.S. deferred tax asset valuation allowance is affected by various aspects of the 2017 Tax Act (e.g., deemed repatriation of deferred foreign income related to the Transition Tax, future GILTI inclusions, and limitation on interest expense). As we have recorded provisional amounts related to certain portions of the 2017 Tax Act, any corresponding change in the deferred tax asset valuation allowance is also provisional. However, we have determined that the 2017 Tax Act does not change our assertion that our U.S. deferred tax assets are not “more likely than not to be realized”, thus we have maintained our deferred tax asset valuation allowance for U.S. deferred tax assets based on this provisional estimation.

We will continue to accumulate data to finalize the underlying calculations and refine these provisional amounts, as well as further review the historic unremitted earnings of our foreign subsidiaries and take into consideration any additional regulatory guidance published by the U.S. tax authorities in respect to the 2017 Tax Act. We expect to finalize the tax expense as soon as practical, but not later than December 22, 2018, in the third quarter of fiscal 2019.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2018, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2018 as a result of the Koch Equity Development LLC investment that was consummated on February 17, 2017.

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

Non-GAAP Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual	Constant Currency	2018	2017	Actual	Constant Currency
GAAP revenues	$776.5	$706.6	9.9%	6.2%	$2,311.6	$2,122.3	8.9%	7.3%
Non-GAAP revenue adjustments - purchase accounting impact:
Software license fees	0.9	—			3.7	—
SaaS subscriptions	0.7	0.4			3.3	1.9
Product updates and support fees	0.3	0.2			1.2	0.7
Consulting services and other fees	0.5	0.1			1.1	0.1

Total non-GAAP revenue adjustments	2.4	0.7			9.3	2.7

Non-GAAP revenues	$778.9	$707.3	10.1%	6.5%	$2,320.9	$2,125.0	9.2%	7.6%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2018 vs. 2017				Nine Months Ended January 31,		Year-to-Date Change Fiscal 2018 vs. 2017
(in millions, except percentages)	2018	2017	Actual		Constant Currency		2018	2017	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$(166.8)	$37.6	NM	%	NM	%	$(317.9)	$15.0	NM	%	NM	%
Interest expense, net (1)	78.7	79.5					239.7	240.3
Income tax provision (benefit) (2)	(17.1)	2.0					16.7	25.7
Amortization of intangible assets and depreciation (3)	95.8	58.0					206.8	172.9
Purchase accounting impact revenues/costs, net	2.4	0.7					9.3	2.7
Share-based compensation	5.9	1.2					41.7	7.3
Acquisition-related and other costs	5.4	(1.2)					18.2	6.6
Restructuring costs	1.7	7.8					11.9	37.5
Foreign currency (gain) loss	126.7	(16.8)					262.1	8.2
Other (4)	58.0	12.8					85.9	52.9

Adjusted EBITDA (5)	$190.7	$181.6	5.0%		3.6%		$574.4	$569.1	0.9%		(0.1)%

Adjusted EBITDA margin (6)	24.5%	25.7%					24.7%	26.8%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Three and nine months ended January 31, 2018, includes charges for the impairment of certain capitalized software development costs. See Note 7, Impairment of Capitalized Software.
(4)	Includes anticipated cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions, pre-acquisition Adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.
(5)	As of January 31, 2018, we no longer have any “Unrestricted Subsidiaries” as defined in Infor’s debt agreements. Pursuant to the provisions of our debt agreements, we have excluded adjustments for the Adjusted EBITDA of previously designated Unrestricted Subsidiaries retrospectively. We have excluded $1.0 million and $3.7 million from the nine months ended January 31, 2018 and 2017, respectively, for the Unrestricted Subsidiaries as previously reported.
(6)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

The non-GAAP adjustments we make to our reported GAAP net income (loss) attributable to Infor to calculate Adjusted EBITDA include certain non-operating expenses and non-cash charges that are allowed to be added back under the provisions of our debt agreements. These adjustments eliminate the impact of items that we do not consider indicative of our core operating performance or that may vary from period to period without any correlation to the results of our core operations. We believe the presentation of Adjusted EBITDA provides investors and other external users a supplemental measure of our performance and a helpful alternative view of our operations. In addition, the reporting of Adjusted EBITDA is a requirement of our debt agreements.

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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended January 31,
Cash Flows	2018	2017	Change
Cash provided by (used in):
Operating activities	$182.1	$145.4	25.2%
Investing activities	(138.2)	(231.1)	(40.2)
Financing activities	(8.8)	(199.3)	(95.6)
Effect of exchange rate changes on cash and cash equivalents	16.2	(8.7)	NM

Net change in cash and cash equivalents	$51.3	$(293.7)	NM %

*	NM - Percentage not meaningful

(in millions, except percentages) Capital Resources	January 31, 2018	April 30, 2017	Change
Working capital deficit	$(595.9)	$(665.8)	(10.5)%
Cash and cash equivalents	$357.1	$305.8	16.8%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS subscription arrangements, new perpetual software license sales, and consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time to time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources.

In the first nine months of fiscal 2018, we completed the Birst Acquisition for $71.0 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase. In the first nine months of fiscal 2017, we completed the Predictix Acquisition for approximately $125.7, net of cash acquired, the Merit Acquisition for $23.7 million, net of cash acquired and including contingent consideration of $7.5 million recorded at the time of the purchase, and the Starmount Acquisition for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase. The Starmount Acquisition purchase price also included $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million that we paid in the second quarter of fiscal 2018. See Note 3, Acquisitions. In addition, in fiscal 2017 we paid $138.0 million to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2018, was $182.1 million. Our net loss adjusted for non-cash items provided $220.0 million in cash and changes in operating assets and liabilities used cash of $37.9 million. The uses of cash were primarily from a $86.4 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily professional fees and trade accounts payable. The uses of cash were partially offset, primarily by a $37.0 million increase in deferred revenue primarily due to the timing of maintenance renewals, as a significant portion of our EMEA maintenance renews on December 31, and a $23.7 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities for the nine-month period ended January 31, 2017, was $145.4 million. Our net income adjusted for non-cash items provided $231.8 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $86.4 million. The uses of cash were from a $116.4 million decrease in accounts payable, accrued expenses and other liabilities partially due to the timing of vendor payments and debt interest payments, a $14.0 million increase in accounts receivable, net partially due to the timing of our maintenance cycle in EMEA as a significant portion of the support invoicing is completed on a calendar year basis, and $10.4 million in income tax receivable/payable, net. These uses of cash were partially offset by a $39.7 million increase in deferred revenue primarily due to the timing of maintenance renewals, and a $14.7 million decrease in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $138.2 million in the nine-month period ended January 31, 2018. The primary uses of cash were $73.8 million used to purchase property, equipment and software, including capitalization of internal and external software development costs and $68.8 million net cash used for acquisitions, primarily related to the Birst Acquisition.

Net cash used in investing activities was $231.1 million in the nine-month period ended January 31, 2017. The primary uses of cash were $170.9 million net cash used for the Starmount Acquisition, the Predictix Acquisition and the Merit Acquisition, and $60.0 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.8 million in the nine-month period ended January 31, 2018. The primary uses of cash were $1,190.2 million in debt repayments including those related to our recent debt refinancing transactions, $41.4 million in payments of deferred purchase price and contingent consideration primarily related to the Starmount Acquisition, and $23.7 million in dividend payments. These uses of cash were partially offset by $1,176.5 million in cash proceeds from our recent debt refinancing transactions and $75.0 million in cash proceeds from equity contributions from certain of our Sponsors.

Net cash used in financing activities was $199.3 million in the nine-month period ended January 31, 2017. The primary uses of cash were $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus, $111.5 million in dividend payments and $78.8 million in debt repayments. This was partially offset by $144.0 million in additional cash proceeds from equity transactions related to our Sponsors and our parent holding company.

Effect of Exchange Rate Changes

For the nine months ended January 31, 2018, changes in foreign currency exchange rates resulted in a $16.2 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $8.7 million during the nine months ended January 31, 2017.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $595.9 million at January 31, 2018, compared to $665.8 million at April 30, 2017. At January 31, 2018, our cash increased by $51.3 million compared to the balance at April 30, 2017. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of our fiscal 2018, the most significant changes in our current assets aside from cash were a $36.3 million decrease in deferred tax assets due to the first quarter of fiscal 2018 adoption of the FASB guidance related to the presentation of deferred taxes on a prospective basis and a $33.6 million increase in accounts receivable, net. During this period, the most significant changes in our current liabilities were a $117.6 million increase in deferred revenue, primarily due to the timing of maintenance renewals, a $106.9 million decrease in accrued expenses, primarily due to a decrease in deferred acquisition payments and accrued professional fees, and a $35.0 million decrease in accounts payable.

Cash and Cash Equivalents

As of January 31, 2018, we had $357.1 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2018, $45.8 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $311.3 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. The 2017 Tax Act eliminated certain material tax effects on the repatriation of cash to the U.S.

As of January 31, 2018, we continue to consider the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested with certain exceptions. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the 2017 Tax Act’s one-time Transition Tax discussed below, which could be material. Any changes in the previous determination of indefinitely reinvested earnings will be accounted for as a SAB 118 measurement period adjustment during the applicable future periods.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. We have completed a provisional estimate of the Transition Tax, which we estimated to be $76.4 million. However, due to our full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended January 31, 2018, and is therefore not included in other long-term liabilities on our Condensed Consolidated Balance Sheets as of January 31, 2018. This estimate is provisional and is subject to future measurement period adjustments as allowed under SAB 118. We currently intend to use existing net operating losses to offset the estimated tax liability but will further evaluate whether to elect to pay the transition tax over a period of eight years as permitted by the 2017 Tax Act. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026.

As a result of the Transition Tax, future repatriation of the applicable undistributed earnings of our foreign subsidiaries for use in the U.S. would not be subject to further U.S. federal tax. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. See Note 13, Income Taxes.

Restricted Cash

We had approximately $12.1 million of restricted cash as of January 31, 2018, of which approximately $0.7 million and $11.4 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $13.3 million of restricted cash as of April 30, 2017, of which approximately $1.1 million and $12.2 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2018			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,131.0	$2,078.0	4.44%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	—	—	—	1,089.7	1,082.8	3.75%
First lien Euro Term B-2 due February 1, 2022	1,244.0	1,238.2	3.25%	—	—	—
5.75% first lien senior secured notes due August 15, 2020	500.0	488.2	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,622.2	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	434.5	430.7	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(82.2)	—		(97.3)	—

Total long-term debt	5,857.3	5,857.3		5,650.9	5,650.9
Less: current portion	(33.9)	(33.9)		(32.4)	(32.4)

Total long-term debt - non-current	$5,823.4	$5,823.4		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of January 31, 2018, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.8 million of letters of credit have reduced the amount available under the Revolver to $108.2 million as of January 31, 2018. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on April 5, 2019. Amounts under the Revolver may be borrowed to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Subsequent to quarter end, on February 23, 2018, we entered into Amendment No. 10 to the Credit Agreement. This amendment provided for an extension of the maturity date for the Revolver to February 1, 2022. See Note 20, Subsequent Events.

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

Refinancing Amendment

On November 22, 2017, we entered into Amendment No. 9 to our Credit Agreement, with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. This amendment provided for, among other modifications to the Credit Agreement, the refinancing of the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million Euro Tranche B-2 Term Loan (the Euro Tranche B-2 Term Loan).

Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.00%. This was a 50 basis point reduction in the effective rate related to the Euro Tranche B-2 Term Loan as compared to the Euro Tranche B-1 Term Loan discussed above. The Euro Tranche B-2 Term Loan matures on February 1, 2022, which is unchanged compared to the original maturity date of the Euro Tranche B-1 Term Loan.

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

Unrestricted Subsidiary

As of January 31, 2018, we did not have any Unrestricted Subsidiaries as defined by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2017 were $7,806.4 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended January 31, 2018, other than the Transition Tax from the 2017 Tax Act discussed below. As of January 31, 2018, we had recorded a liability for uncertain tax positions of $126.9 million. Over the next 12 months, we expect a net reduction of approximately $20.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 13, Income Taxes.

The 2017 Tax Act imposed a one-time Transition Tax on the deemed repatriation of undistributed foreign subsidiaries’ earnings. We have completed a provisional estimate of the Transition Tax liability to be $76.4 million. See Note 13, Income Taxes. We currently intend to use existing net operating losses to offset the estimated Transition Tax liability but will further evaluate whether to elect to pay the Transition Tax over a period of eight years as permitted by the 2017 Tax Act. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026. See, Liquidity and Capital Resources—Cash and Cash Equivalents, above.

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

We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of January 31, 2018, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $167.9 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 46.4% and 43.0% of our total revenues for the third quarter of fiscal 2018 and 2017, respectively. International cost of revenues and operating expenses accounted for 41.8% and 39.1% of our total cost of revenues and operating expenses for the third quarter of fiscal 2018 and 2017, respectively. For the first nine months of fiscal 2018 and 2017, international revenues represented 44.8% and 42.9% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 39.6% and 40.7% of our total cost of revenues and operating expenses for the first nine months of fiscal 2018 and 2017, respectively.

As of January 31, 2018 and April 30, 2017, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.7% and 4.6%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.1% and 1.4% as of January 31, 2018 and April 30, 2017, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.7% and 0.6% as of January 31, 2018 and April 30, 2017, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of January 31, 2018 and April 30, 2017, we had $5.9 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at January 31, 2018, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On January 31, 2018, the three-month LIBOR and EURIBOR rates were 1.77% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the January 31, 2018 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily variability in the three-month LIBOR, we had entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.0% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We designated these instruments as cash flow hedges and accounted for them accordingly. These interest rate swaps matured in the second quarter of fiscal 2018 and were no longer outstanding as of January 31, 2018. For further discussion of these derivative instruments see Note 5, Fair Value, Note 14, Comprehensive Income (Loss) and Note 16, Derivative Financial Instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

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

The final impacts of the recently enacted U.S. federal tax reform could be materially different from our current estimates and may adversely affect our results of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the 2017 Tax Act). The 2017 Tax Act includes numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of net operating loss generated in tax years beginning after December 31, 2017; creating a provision to tax global intangible low-taxed income (GILTI) based on the Company’s annual aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment returns; a base-erosion anti-abuse tax (BEAT); a tax on foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax).

Certain provisions of the 2017 Tax Act will impact Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions. Given the amount and complexity of the changes in tax law resulting from this legislation, we have not finalized the accounting for the income tax effects of certain of the provisions of the 2017 Tax Act. This includes the provisional amounts recorded in the third quarter of fiscal 2018 related to the remeasurement of deferred taxes and the Transition Tax related to the deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries. Further, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI, BEAT, FDII that are effective starting in fiscal 2019, and other provisions of the 2017 Tax Act.

The final transition impacts of the 2017 Tax Act may materially differ from the estimates provided elsewhere in this report, during the one-year measurement period due to, among other things; changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result, our financial position, results of operations and cash flows could be adversely affected.

In addition, a significant portion of the provisions for income taxes due to the enactment of the 2017 Tax Act, related to the Transition Tax, may be elected to be payable by us over a period of up to eight years. As result, our cash flows from operating activities may be adversely impacted until the Transition Tax is paid in full.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Documents

10.1	Letter Agreement, dated as of September 11, 2017, between the Company and Sanjay Poonen (filed with Infor, Inc.’s Current Report on Form 8-K filed on December 20, 2017 (Reg. No. 333-183494-06)) and incorporated herein by reference.

10.2	Amendment No. 10, dated February 23, 2018, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 10 Consenting Revolving Lenders party thereto, the Amendment No.7 Required Revolving Lenders, and Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended. (filed with Infor, Inc.’s Current Report on Form 8-K filed on March 1, 2018 (Reg. No. 333-183494-06)) and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The following unaudited financial statements from Infor, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018, formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith:

i.	Condensed Consolidated Balance Sheets at January 31, 2018 and April 30, 2017,

ii.	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2018 and 2017,

iii.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2018 and 2017,

iv.	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2018 and 2017, and

v.	Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2018

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)