Form 10-K
period 2018-04-30
Infor, Inc.
filed 2018-06-28
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2018

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was zero as of October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on June 1, 2018, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The information required by Items 10 through 14 of Part III of Form 10-K has been omitted from this filing. This information will be included by amendment to this Annual Report in Amendment No. 1 on Form 10-K/A to be filed by Infor, Inc. with the U.S. Securities and Exchange Commission (the SEC) prior to July 30, 2018.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED APRIL 30, 2018

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (the Annual Report), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this Annual Report.

Given these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report. These forward-looking statements reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in this Annual Report and in other documents we file from time to time with the SEC including our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

INDUSTRY AND MARKET DATA

This Annual Report includes industry data that we obtained from periodic industry publications. As noted in this Annual Report, Gartner, Inc. (Gartner) and International Data Corporation (IDC) were the primary sources for third-party industry data and forecasts, including the Gartner reports “Forecast: Enterprise Application Software, Worldwide, 2016-2022, 1Q18 Update; Published: 28 March 2018; ID: G00353888” (the March 2018 Gartner Report) and “Forecast: Public Cloud Services, Worldwide, 2016-2022, 1Q18 Update; Published: 13 April 2018; ID: G00343436” (the April 2018 Gartner Report). The Gartner Reports described herein, (the Gartner Reports) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the Gartner Reports are subject to change without notice.

The IDC report “Worldwide Software as a Service and Cloud Software Forecast, 2017-2021; published July 2017; IDC #US42014217” (the July 2017 IDC Report) and the represented data, research, opinion or viewpoints published, as part of syndicated service, by IDC, are not representations of fact. The IDC Report speak as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the IDC Report are subject to change without notice.

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

General

Infor is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large enterprises and small-to-midsize companies (SMB) in many industries, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. Our software products are often “mission critical” for many of our customers as they automate and integrate essential business processes to better manage suppliers, partners, customers, employees, and general business operations. Our industry-specific approach differentiates us from our large enterprise software competitors, whose primary focus is on business applications that are less specialized, require costly customization, and impede companies’ ability to maximize the value of their business data. We believe our products better prepare companies to compete in the digital age by modernizing their operations and enabling business insights and analytics derived from “mission critical” data in the enterprise and across the supply chain, as well as providing a lower relative total cost of ownership.

We specialize in and target specific industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are built around one of our industry-specific enterprise resource planning (ERP) applications. Our horizontal applications augment the ERP to manage industry-nonspecific processes, including customer relationship management (CRM), enterprise asset management (EAM), financial management, human capital management (HCM), and supply chain management (SCM). Underlying our software suites is Infor OS, our foundational operating system that integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our suites are also integrated with our GT Nexus commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain. In addition to providing software products, we help our customers implement and use our applications more effectively through Infor Services, which consists of consulting services, ongoing support, and maintenance services for our customers through our subscription-based annual maintenance and support programs.

We serve a large, diverse and sophisticated global customer base. Our customers range from Fortune 500 enterprises to SMBs. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, retail, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, 19 of the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 18 of the top 25 U.S. healthcare delivery networks, 19 of the top 20 automotive suppliers, 17 of the top 20 industrial distributors, 18 of the 20 largest U.S. states, 18 of the 20 largest U.S. cities, 15 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three major geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 16,680 employees worldwide and have offices in 45 countries. Across our applications, we offer our solutions in over 40 languages, and we intend to continue to translate our systems into new languages as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 60.7% from the Americas, 30.7% from EMEA and 8.6% from APAC in fiscal 2018. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, particularly in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

We generate most of our revenue through sales of the following offerings: (1) software subscriptions and software licenses; (2) maintenance, which refers to our subscription-based services through which customers have access to product updates and technical support for products they license from us; and (3) consulting services. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers.

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. See Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

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

Corporate Ownership

Infor, Inc. is a privately held corporation. Our largest investors are our sponsors, a subsidiary of Koch Industries, Inc. (Koch Industries), Golden Gate Capital, and Summit Partners, L.P. (Summit Partners and together with Koch Industries and Golden Gate, our Sponsors). We have entered into advisory agreements with our Sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services. See Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

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

In fiscal 2017, an affiliate of Koch Equity Development (KED), the investment and acquisition subsidiary of Koch Industries, invested more than $2 billion in Infor. KED focuses its efforts on strategic acquisitions for Koch Industries’ operating companies and industry agnostic principal investments for the group’s own portfolio.

Golden Gate Capital

Golden Gate Capital is a San Francisco-based private equity investment firm with over $15 billion of committed capital. The principals of Golden Gate Capital have a long and successful history of investing with management teams across a wide range of industries and transaction types, including going-privates, corporate divestitures, and recapitalizations, as well as debt and public equity investments.

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 65 software companies. Other notable software investments sponsored by Golden Gate Capital include 20-20 Technologies, Neustar, LiveVox, BMC Software, Ex Libris, and Micro Focus.

Summit Partners

Summit Partners is a global alternative investment firm focused on growth equity, fixed income and public equity opportunities. Summit is currently managing more than $14 billion in capital across these asset classes. Founded in 1984, Summit Partners has invested in more than 475 companies in technology, healthcare and life sciences, and other growth sectors. These companies have completed more than 140 public offerings, and more than 190 have been acquired through strategic sales and mergers. Summit Partners maintains offices in North America and Europe, and invests in companies around the world.

Summit Partners is particularly active in the technology sector, having made investments in more than 260 technology companies, including more than 130 software businesses across a variety of applications and end-markets. Summit Partners has helped build pioneering companies in the ERP, CRM, information and data security, antivirus, messaging management and archiving, and software-as-a-service (SaaS) categories.

Our Strategy

The foundation of Infor’s strategy is our deep commitment to industry specialization. Powered by the cloud, Infor’s complete industry suites incorporate network, analytics, and artificial intelligence (AI) capabilities to make connections across the enterprise and beyond, providing the visibility, insights, and information companies need to perform and serve customers better in dynamic, highly competitive markets. The principal features of our strategy include:

•	Industry. Infor software provides deep industry functionality without complex and expensive customizations. Industry best practices based on decades of experience and thousands of implementations are built in, along with pre-packaged workflows, content, integrations, and analytics. The result is that deployments are simpler and faster, users are more productive, and the business is more efficient from stem to stern.

•	Cloud. Infor CloudSuites offer highly secure, redundant availability zones via Amazon Web Services, a global cloud leader. Practices for provisioning, self-service, monitoring, scalability, and business continuity are built in, while elastic computing power, hyper-scale, and unlimited data lake provide the flexibility to manage change and pursue new opportunities. With automatic upgrades that ensure applications are always up to date, these solutions provide a long-term platform for growth and provide what we believe to be a lower total cost of ownership than those of our largest competitors.

•	Network. Businesses today compete on the strength of their business networks. With so much relevant data now residing outside the typical company’s four walls, visibility is both a challenge and an imperative. Infor runs a cloud commerce platform, connecting 50,000 trading partners and supporting $1 trillion in annual trade. Providing real-time visibility of orders and inventory in transit or at rest for global omni-channel fulfillment, the GT Nexus commerce network gives customers the ability to effectively and consistently meet demanding customers’ expectations.

•	Analytics. Businesses have access to more information than ever before, but making it actionable is a challenge. Infor helps turn information into action with a common analytics platform and data lake for Infor and third-party applications, including automated data refinement and common semantics. Self-service analytics for end users is delivered via consumer-grade visualization, data blending, and data discovery tools, while pre-packaged industry and role-based content can help increase productivity. Data surfaced automatically to users also supports immediate and proactive decision making across the enterprise.

•	Artificial Intelligence. Infor is using the power of AI to re-imagine what the experience of using business software can be. Beyond simply augmenting or automating day-to-day work, Infor’s AI, known as Coleman, serves as a science-driven, industry-aware, intelligent assistant that anticipates, advises, and derives insights from business data. By providing instant access to information via voice or chat and relieving workers of repetitive tasks, Coleman acts as a true business advisor and helps stakeholders make the most informed decisions every time.

Our Competitive Strengths

We believe we have the following competitive strengths:

•	Deep Expertise and Strong Market Position in Targeted Verticals. Our CloudSuites and software products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. For example, 19 of the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 18 of the top 25 U.S. healthcare delivery networks, 19 of the top 20 automotive suppliers, 17 of the top 20 industrial distributors, 18 of the 20 largest U.S. states, 18 of the 20 largest U.S. cities, 15 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

•	Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization, which is costly and impedes companies’ ability to maximize the value of their business data.

•	Business Insights and Analytics. Infor can deliver high business intelligence and analytics drawing data from the depth of our “last mile” features in addition to horizontal applications. Further, Infor’s GT Nexus commerce network enables insights to be derived from the significant data that lies outside an enterprise in the trading partners of its supply chain. By harmonizing and analyzing the rich data contained in Infor’s Networked CloudSuites, we are able to not only provide insights but use data science to predict outcomes.

•	Upgrade Program that Helps Customers to Move to the Cloud. The Infor UpgradeX Program offers a clear, appealing, and predictable path for modernizing customers’ on-premises installations of Infor applications to Infor CloudSuite. Through UpgradeX, Infor will execute all the services required for the initial migration or upgrade to the cloud, where Infor will manage maintenance, support and upgrades as part of the customer’s subscription.

•	Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve a large, diverse and sophisticated global customer base, ranging from Fortune 500 enterprises to SMBs. Our revenue base is geographically diverse. Of our fiscal 2018 revenues, approximately 60.7% was from the Americas, 30.7% was from EMEA and 8.6% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

•	Legacy Base of Recurring and High-Margin Revenue that Drives Visibility and Stability with Minimal Capital Expenditure Requirements. Our customers are often reluctant to change enterprise software vendors because full enterprise software suite implementations are disruptive, time-consuming and require large initial outlays of financial and human resources. Our industry-specific software products are deeply embedded in our customers’ everyday business processes. Our continued investment in our products and services, our development emphasis on products that are versatile and adaptable to other software and platforms that complement our offerings, together with our focus on customer service and support, have resulted in high renewal rates. In addition, our business is not capital-intensive.

•	Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle, where he led Oracle’s field organization and oversaw revenue growth of more than 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: President Stephan Scholl, a 20-year industry veteran from Lawson, Oracle, and PeopleSoft; COO Pam Murphy, with 15 years of experience from Oracle and Andersen Consulting: and CFO Kevin Samuelson, over 20 years of extensive finance, accounting, investment and operational experience from his various roles covering the technology industry, and CTO Soma Somasundaram, one of the company’s earliest employees with more than 30 years experience in technology. Additionally, our principal stockholders - our Sponsors, investment funds or entities affiliated with Golden Gate Capital, Summit Partners, and Koch Industries, provide ongoing support and advice to our management team. We believe we can draw on our Sponsors’ experience and expertise; Golden Gate Capital and Summit Partners being two of the most active investors in the technology industry, having collectively invested in or acquired more than 310 technology companies since their respective inceptions in 2000 and 1984, and an affiliate of Koch Equity Development, the investment and acquisition subsidiary of Koch Industries, Inc., one of the largest private companies in the United States with 120,000 employees worldwide.

Our Products and Services

To drive perpetual innovation in the enterprise, Infor business software is specialized by industry and built for the cloud to enable a global supply chain, networked analytics, and an artificial intelligence-led user experience. We believe we offer a compelling choice to enterprise software customers because of the depth of functionality and insights, from mission-critical ERP, horizontal applications across an enterprise, and throughout the supply chain in our GT Nexus commerce network. Our investments in data science, artificial intelligence, and user experience design help companies put their data to work with predictive insights and business analytics.

CloudSuite

Infor CloudSuite industry suites offer integrated applications to manage various business processes for customers in specific industries. Infor CloudSuite enables customers to deploy mission critical applications, including ERP, in a multi-tenant cloud environment and take advantage of the computing power of a highly-elastic cloud, which can help provide for greater business insights and more efficient operations.

Infor offers 17 CloudSuites for industries including Aerospace & Defense, Automotive, Chemicals, Distribution, Equipment, Fashion, Federal, Food & Beverage, Healthcare, High Tech, Hospitality, Industrial Manufacturing, Industrial Machinery, Public Sector, and Retail.

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

Healthcare. We offer innovative, industry-leading healthcare solutions used by organizations globally that substantially reduce operating costs by improving the integration, planning, tracking, and management of a healthcare organization’s most vital resources: people, supplies, and financial assets. Infor Healthcare solutions help healthcare organizations respond immediately to emerging healthcare needs, improving both the quality of clinical care and the viability of business operations to transform for the future.

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

Enterprise Resource Planning

Our ERP products help customers in targeted industries cut costs, improve operational efficiency, and make smarter decisions faster. Our offerings are specifically designed to meet the needs of customers in the manufacturing, distribution, healthcare, public sector, and other services and/or trade-oriented businesses and include the following:

Infor LN. Software designed to manage the demands of larger, multi-site businesses with complex manufacturing and distribution environments. Key products include Financial Management, CRM, Order Management, SCM, Manufacturing Control, Sourcing & Procurement, Project Management, Quality Management and Service Management.

Infor Lawson. Software designed for customers in service industries such as healthcare and public sector, and includes Financial Management, SCM, and Services Management.

Infor M3. Software designed to help customers in process manufacturing, agriculture, and distribution industries. Key products include Financial Management, Manufacturing Operations, SCM, Enterprise Asset Management and Customer Sales & Service.

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

Financial Management

Our financial management products help customers deliver timely, actionable financial information, enforce global financial standards and controls, and improve business transparency. They are designed for budgeting, forecasting, financial reporting, expense management, and compliance. Key products include Infor Lawson Financials, Infor Birst, Infor SunSystems, Infor Expense Management, Infor HCM, Infor EAM Enterprise, Infor Lawson Supply Chain Management, Infor Corporate Performance Management, Infor BI, Infor Approva Continuous Monitoring, Infor Core Billing and Banking.

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

Customer Experience Management

Our CX products help users build deep relationships with their customers and improve service. This software is designed to help users react quickly, intelligently, and personally to customer interactions; plan, execute, and monitor outbound marketing campaigns; and convert customer leads into sales. Key products include Infor CRM, Infor CPQ, Infor Contract Lifecycle Management, Infor Omni Channel Campaign Management, Infor Interaction Advisor, Infor Rhythm.

Supply Chain Management

Our SCM products are designed to help customers manage their entire supply chain including designing, forecasting, planning and execution. Key products include Infor GT Nexus, Infor Sales & Operations Planning, Infor Demand Planning, Infor Advanced Planning, Infor Advanced Scheduling, Infor Network Design, Infor Supply Chain Execution, Infor Transportation Planning, Infor Warehouse Management and Infor Scheduling.

GT Nexus Commerce Network

Companies have vast supplier networks that help manufacture, design, distribute, ship, and sell their products. Traditional enterprise software has been limited to data and information contained within a single enterprise, which does not provide companies with visibility across their growing supply chains. In a complex, high velocity supply chain, all partners need to know what was ordered, when it was built, where it is in transit, if the order has changed, and if it has cleared customs. Specialization and speed are moving the future of manufacturing into the commerce cloud. Through our GT Nexus platform, data from ERP and other systems flows across the supply chain to help companies manage production and monitor goods in transit and at rest.

Infor Birst Analytics

Birst provides a next-generation, cloud-based platform for networked business intelligence (BI). Organizations can achieve a new level of trusted insight and decision making by connecting centralized and decentralized teams and applications via a network of analytics services. Built with patented technologies, Birst puts the power of analytics in the hands of every information worker and dramatically accelerates the process of delivering insights across the enterprise.

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

Consulting Services

Our consulting services range from the initial assessment and planning of a project to the actual implementation and post-implementation of a project, including optimizing a customer’s use of its software. We also provide training and learning tools to help our customers become proficient in using our software quickly and effectively. Hook & Loop Digital designs long-term solutions to solve an enterprises’ deep-rooted challenges by building scalable applications that drive real change for our customers and deploying them in the cloud.

Our Industry

The enterprise application software industry is competitive, rapidly changing, and significantly affected by new product offerings, evolving technologies and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries. In addition, how enterprise software applications are deployed is evolving and becoming more flexible, from on-site to in the cloud, or a combination of both. According to the March 2018 Gartner Report, the worldwide enterprise application software market in 2017 was approximately $185.1 billion (constant U.S. dollars), an 11.7% increase from approximately $165.8 billion (constant U.S. dollars) in 2016. This market is forecasted to be approximately $205.6 billion in revenue for 2018 (constant U.S. dollars), an 11.1% increase over 2017. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 10.5% per annum from 2017 to 2022. In addition, according to the April 2018 Gartner Report, in 2017 the worldwide market for cloud application services, which reflects SaaS revenues, was approximately $64.1 billion (constant U.S. dollars), a 25.7% increase from approximately $51.0 billion (constant US. dollars) in 2016. This market is forecasted to be approximately $77.5 billion in revenue for 2018 (constant U.S. dollars), a 20.9% increase over 2017. The market for cloud application services, including SaaS, is forecasted to grow at a compound annual growth rate of approximately 16.8% per annum from 2017 to 2022.

The enterprise software industries pivot to the cloud continues at a rapid pace. Companies have been using edge software applications like CRM and HCM in the cloud for years. With the cloud transformation of software applications, we believe there is strong appetite for companies to expand their cloud ecosystem to include mission critical applications like ERP and Financial Management. The cloud offers increased flexibility, faster deployment and upgrades, and enhanced security measures to protect against increasing cyber threats and attacks. According to the July 2017 IDC Report, the percent of worldwide application software revenue provided in the public cloud in 2016 was 27.8%, as compared to 72.2% provided on-premise or through other delivery, and is anticipated to increase to 41.1% of worldwide application software revenue by 2021. This represents a compound annual growth rate of approximately 8.1% per annum in the penetration of SaaS applications to the total worldwide application software market from 2016 to 2021. Per IDC, the worldwide market for public cloud application revenue is forecasted to grow at a compound annual growth rate of approximately 16.1% per annum from 2016 to 2021.

We believe our target markets are experiencing favorable trends. We believe that strong economic conditions will continue to encourage companies to enhance their enterprise applications software spending as they focus on growth and productivity enhancing initiatives. With market leadership positions in multiple enterprise applications products and verticals, we believe that we are well positioned to take advantage of these favorable trends and further enhance our revenue, profitability and market share in the coming years. Geographically, we believe there is significant market opportunity for cloud software products in EMEA and Asia-Pacific as the former continues to embrace cloud deployments and the latter develops the infrastructure to support such deployments.

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

We frequently encounter competitors such as SAP and Oracle. Both are large, global vendors that are increasingly targeting SMBs, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like us that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle. Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. In addition, we believe our strategy of building core functionality by industry directly into our applications, versus relying on a network of system integrators to customize each installation, positions us for greater success as cloud ERP continues to grow, and more customers are energized by the savings and TCO that can come from multi-tenant applications. By increasing our scale and the range of our products, we believe we can continue to compete and win against SAP, Oracle and other ERP vendors, globally in our targeted industries.

Sales and Marketing

Sales

We market and sell our software and services solutions primarily through a direct sales force, augmented by strategic alliances with systems integrators and resellers. Our direct sales force operates in a regional “theater” model with four regions: North America, Latin America, Europe, and Asia-Pacific. Within each theater, license and subscription sales and service sales teams are aligned by industry. We also have a telesales group that focuses on inside sales to smaller customers and smaller transactions within larger customer accounts.

In addition to our direct sales teams, we have over 1,740 active resellers and strategic alliances that focus generally on smaller companies and countries where Infor does not have a direct presence. Our third-party channel relationships allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our partners market and promote our software products and typically provide implementation services to their end-users. Our channel partner network is able to generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our systems integrations partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows and the hosting of conferences with many of our business partners.

Marketing

We have significantly increased our marketing efforts toward achieving greater brand awareness and visibility including advertising on broadcast and cable news and in major international airports and our sponsorships of the Brooklyn Nets and Borussia Dortmund. Our CEO and other C-suite executives frequently appear on national and international news programs to share insight and expertise including CNBC, Bloomberg, and Fox Business Network.

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

Our total research and development expenses were $489.2 million for the year ended April 30, 2018, or 15.7% of revenue. As of April 30, 2018, our research and development organization consisted of approximately 5,350 employees, an increase of approximately 6.4% from the end of last year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of research and development expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual,” and “GT Nexus,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report are listed without the ®, (TM) and (SM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 65 U.S.-issued patents, ten pending U.S. patent applications, eight foreign equivalent patents, and 21 foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

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

Employees

As of April 30, 2018, we had approximately 16,680 employees, including approximately 2,300 in sales and marketing, 5,350 in research and development, 6,170 in services and customer support and 2,860 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden, and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

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

In addition, we announce material information, including press releases, analyst presentations and financial information regarding the Company, through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/company/infor-investors-relations/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page

(www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “Company” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Annual Report.

Item 1A.	Risk Factors

Factors That May Affect Our Future Results

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Annual Report. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report.

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

Our revenues, and in particular our SaaS subscriptions and perpetual software license fees revenues, vary from quarter-to-quarter and are difficult to predict. If we are unsuccessful in achieving anticipated levels of revenue, the value of your investment could decline substantially.

Our software subscription and license fees revenue in any quarter depends upon our subscription activity and perpetual licensing with new and existing customers in each quarter, and our ability to recognize revenues in that quarter under our revenue recognition policies. A significant portion of our future revenue is dependent upon our ability to sell software subscriptions and perpetual licenses to new customers and our existing customers continuing to license and subscribe for additional products, as well as new and existing customers purchasing consulting services and renewing their annual maintenance agreements (if installed customers) or renewing their subscriptions at current or higher service levels (if SaaS customers). If we do not continue to develop or acquire new products, subscription activity and perpetual licensing activity with existing customers will decline. Perpetual licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in perpetual licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient new perpetual licensing activity each year, our maintenance revenue and profit for the following year will decline because new customers or sales of additional products to existing customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. In addition, conversion of our customer base from on-premise maintenance to SaaS subscriptions may lead to a decrease in maintenance revenue. Our sales force and marketing team must continue to generate SaaS subscription and perpetual license sales leads among existing customers and prospective customers. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

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

Economic conditions and regulatory changes that may result from the United Kingdom’s prospective exit from the European Union could adversely affect our business, financial condition and results of operations

In June 2016, the United Kingdom (the U.K.) held a referendum in which voters approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.

On March 29, 2017, the U.K. gave formal notice of its intention to leave the E.U. This notice triggered the process of negotiating the U.K.’s exit. The terms of any withdrawal are subject to a negotiation period that could last for up to two years, unless the deadline is extended or a withdrawal agreement is negotiated sooner. However, there can be no assurance regarding the duration of such negotiations or the terms of withdrawal. A withdrawal could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 65 U.S.-issued patents, ten pending U.S. patent applications, eight foreign equivalent patents and 21 foreign equivalent patent applications. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers, or infringe our intellectual property. Defending our intellectual property rights is time-consuming and costly.

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

Open source software may diminish our software subscriptions and license fees and impair the ownership of our products.

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

Regulatory focus on privacy and security concerns continue to increase globally and laws and regulations concerning the handling of personal information are expanding and becoming more complex. Governments in some jurisdictions have enacted or are considering enacting consumer data privacy legislation, including laws and regulations applying to the solicitation, collection, processing, use, disclosure, and retention of consumer data. This legislation could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation. Moreover, we may be exposed to liability under existing or new consumer data privacy legislation. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. If we or our customers were found to be subject to and in violation of any of these laws or other data privacy laws or regulations, our business could suffer and we and/or our customers would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and our customers.

For example, the E.U. has adopted the General Data Protection Regulation (GDPR), a comprehensive overhaul of its data protection legislation, which became effective in May 2018. GDPR extended the scope of the data protection law to foreign companies processing personal data of E.U. residents and established stringent new obligations on companies regarding the handling of such personal data. Non-compliance with the GDPR may result in severe monetary penalties of up to 4% of worldwide revenue and includes new rights such as the right of erasure of personal data.

We must protect our information systems against cyber threats, service interruption, misappropriation of data or breaches of security.

We face threats to our network and data security and may experience other cybersecurity incidents, which are becoming increasingly diverse and sophisticated. Third parties may have the technology or expertise to breach the security of our data and our security measures may not prevent physical security or cyber-security breaches, which could result in substantial harm to our business, our reputation or our results of operations. We rely on encryption and/or authentication technology licensed from and, at times, administered by independent third parties to secure transmission of confidential advances in computer capabilities. New discoveries in the field of cryptography or other cyber-security developments could render our security systems and information technology, or those used by our third-party service providers, vulnerable to a breach. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Cyber-security risks such as hacking, viruses, malicious software, ransomware, phishing attacks, denial of service attacks and other attempts to capture, disrupt or gain unauthorized access to data are rapidly evolving and could lead to disruptions in our data systems, unauthorized release of confidential or otherwise protected information or corruption of data. Any successful efforts by individuals to infiltrate, break into, disrupt, damage or otherwise steal from the Company’s, its licensees’ or its third-party service providers’ security or information systems could damage our reputation and expose us to increased costs, litigation or other liability that could adversely impact our financial condition or results of operations.

Additionally, despite our efforts to address and combat such measures, computer hackers may attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information or data of our customers. Computer hackers may be able to develop and deploy computer viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems. These risks for us will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within our business.

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

We have a significant amount of indebtedness. As of April 30, 2018, our total debt outstanding (net of deferred financing fees, discounts and premiums) was $5,808.3 million, and we had unused commitments of $120.0 million under our revolving credit facility (without giving effect to approximately $11.0 million of outstanding letters of credit). Subject to the limits contained in our credit facilities and the indentures governing our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our debt, including:

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Under those rules, we are required to defer revenue recognition for software subscriptions and license fees and product updates and support fees in situations that include the following:

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

We expect that we will continue to defer recognition of portions of our license and maintenance fee activity in each period. The amount of software subscriptions and license fees revenue and product updates and support fees deferred may be significant and will vary each quarter, depending on the specific terms of contracts executed during each quarterly period. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales to new customers, renewals by existing customers or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter and will negatively affect our revenues and profitability in future quarters.

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

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions. Given the amount and complexity of the changes in tax law resulting from this legislation, we have not finalized the accounting for the income tax effects of certain of the provisions of the 2017 Tax Act. This includes the provisional amounts recorded in fiscal 2018 related to the remeasurement of deferred taxes and the Transition Tax related to the deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries. Further, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI, BEAT, FDII that are effective starting in fiscal 2019, and other provisions of the 2017 Tax Act.

The final transition impacts of the 2017 Tax Act may materially differ from the estimates provided elsewhere in this report during the one-year measurement period due to, among other things; changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result, our financial position, results of operations and cash flows could be adversely affected.

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

Changes in GAAP and applicable interpretations could have a negative impact on our reported financial results and may affect our reporting of transactions completed before the effective date of such guidance. We are currently evaluating the impact that new accounting pronouncements and varying interpretations of accounting pronouncements might have on our financial position, results of operations and cash flows. See Note 2, Summary of Significant Accounting Policies Recent Accounting Pronouncements—Not Yet Adopted, in Notes to Consolidated Financial Statements of this Annual Report. Depending upon the outcome of our evaluation of these new accounting pronouncements, and the potential impact of future accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results or business practices, which could have a material adverse impact on our results of operations.

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

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 149,100 square feet of space. The leases on these facilities expire on February 28, 2025 and December 31, 2027. Our main operations center is in Alpharetta, Georgia where we lease approximately 113,800 square feet of space. The lease on this facility expires October 31, 2024. We also lease approximately 724,500 square feet of space in 39 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 1,526,600 square feet of space in 134 locations in 44 countries. Expiration dates of leases on all of our facilities range from 2018 to 2030. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report for additional information. As of April 30, 2018, we have sublet approximately 47,300 square feet of the above space and have identified an additional 46,400 square feet that is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

Information regarding our legal proceedings can be found in Note 14, Commitments and Contingencies - Litigation, in Notes to Consolidated Financial Statements of this Annual Report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. As of April 30, 2018, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All of the outstanding shares of our common stock are held by Infor Software Parent LLC.

Dividends

We did not declare or pay any dividends on our common stock in fiscal 2018 or 2017. We may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 17, Dividends, and Note 21, Related Party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

Purchases of Equity Securities

There were no purchases of our equity securities during fiscal 2018 or 2017.

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

(in millions)	Year Ended April 30,			11 Months Ended	Year Ended
Consolidated Statements of Operations Data:	2018	2017	2016 (1)	April 30, 2015 (2)	May 31, 2014
Revenues:
SaaS subscriptions	$532.3	$393.3	$242.6	$107.1	$75.0
Software license fees	332.6	337.8	373.1	372.1	473.3

Software subscriptions and license fees	864.9	731.1	615.7	479.2	548.3
Product updates and support fees	1,408.4	1,389.0	1,405.8	1,330.3	1,465.9

Software revenues	2,273.3	2,120.1	2,021.5	1,809.5	2,014.2
Consulting services and other fees	844.4	735.7	670.1	629.4	747.6

Total revenues	3,117.7	2,855.8	2,691.6	2,438.9	2,761.8

Operating expenses:
Cost of SaaS subscriptions (3)	229.5	174.5	100.0	47.1	24.3
Cost of software license fees (3)	49.1	63.1	70.3	62.6	75.5
Cost of product updates and support fees (3)	238.6	242.0	248.9	238.2	261.9
Cost of consulting services and other fees (3)	686.2	590.5	563.2	507.2	593.2
Sales and marketing	524.9	499.1	433.5	412.9	457.1
Research and development	489.2	455.8	421.6	369.8	391.8
General and administrative	287.3	237.0	193.3	177.9	192.8
Amortization of intangible assets and depreciation	261.8	232.7	243.9	222.9	264.3
Restructuring	18.6	39.5	28.0	5.7	18.6
Acquisition-related and other costs	22.9	215.2	17.1	1.4	27.6

Total operating expenses	2,808.1	2,749.4	2,319.8	2,045.7	2,307.1

Income from operations	309.6	106.4	371.8	393.2	454.7
Total other expense, net	499.1	326.4	387.4	425.7	320.4

Income (loss) before income tax	(189.5)	(220.0)	(15.6)	(32.5)	134.3
Income tax provision (benefit)	1.5	(33.8)	(48.8)	(52.2)	12.6

Net income (loss)	(191.0)	(186.2)	33.2	19.7	121.7
Net income (loss) attributable to noncontrolling interests	1.1	0.6	(2.0)	—	—

Net income (loss) attributable to Infor, Inc.	$(192.1)	$(186.8)	$35.2	$19.7	$121.7

(1)	On September 18, 2015, we completed our acquisition of GT Nexus. Fiscal 2016 includes GT Nexus results for the period from September 18, 2015 through April 30, 2016.
(2)	Reflects the 11-month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. All other periods presented include twelve months with fiscal 2014 as originally reported.
(3)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

	April 30,				May 31,
(in millions)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$417.6	$305.8	$705.7	$526.7	$575.3
Working capital deficit	(659.6)	(665.8)	(248.3)	(249.0)	(327.0)
Total assets	6,816.5	6,592.5	6,966.2	6,025.9	6,635.8
Total debt, including current maturities (1)	5,808.3	5,650.9	5,710.0	5,226.8	5,250.1
Total stockholders’ deficit	(1,009.8)	(994.3)	(778.7)	(819.4)	(481.1)
Other Financial Information:
Capital expenditures	$(97.5)	$(81.2)	$(65.5)	$(35.7)	$(32.5)
Dividends paid (2)	(23.7)	(171.9)	(35.0)	(65.7)	—

(1)	Over the past several fiscal years, in conjunction with certain of our acquisitions and the recapitalization and refinancing of our debt structure, we have had significant changes to our long-term debt. In particular, we have entered into new credit facilities, issued various notes, amended certain existing facilities and repaid then-existing indebtedness, including notes and credit facilities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report for additional information.
(2)	Reflects dividend distributions to certain of our affiliate companies primarily related to voluntarily service interest payments to debt held by such affiliates. Fiscal 2017 also includes amounts related to equity contributions and the funding of certain transaction costs incurred in connection with Koch Industries’ investment in Infor. See Note 21, Related Party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

General

Infor is one of the largest providers of enterprise software and services in the world. We provide industry-specific and other enterprise software products and related services, primarily to large enterprises and small-to-midsize companies (SMB) in many industries, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We deliver integrated enterprise business solutions and offer software license updates and product support as well as other services including consulting, advanced product services, hosting and education.

We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our software products are often “mission critical” for many of our customers as they automate and integrate essential business processes to better manage suppliers, partners, customers, employees, and general business operations. Our industry-specific approach differentiates us from our large enterprise software competitors, whose primary focus is on business applications that are less specialized, require costly customization, and impede companies’ ability to maximize the value of their business data. We believe our products better prepare companies to compete in the digital age by modernizing their operations and enabling business insights and analytics derived from “mission critical” data in the enterprise and across the supply chain, as well as providing a lower relative total cost of ownership.

We specialize in and target specific industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are built around one of our industry-specific ERP applications. Our horizontal applications augment the ERP to manage industry-nonspecific processes, including CRM, EAM, financial management, HCM, SCM. Underlying our software suites is Infor OS, our foundational operating system that integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our suites are also integrated with our GT Nexus commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain.

We generate revenue primarily from providing access to software products through our SaaS subscription offerings, the sale of perpetual or term software licenses granting customers use of our software products, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our maintenance and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve a large, diverse and sophisticated global customer base across three geographic regions—the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 16,680 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2018, our Americas, EMEA and APAC regions generated approximately 60.7%, 30.7% and 8.6% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

Fiscal 2018 Overview

Fiscal 2018 was another transformative year for Infor, with the Company completing the major development required to deliver our strategic product portfolio in a multi-tenant cloud environment. This represents Infor’s successful pivot from on-premise business applications to multi-tenant cloud software, which produces stronger margins, recurring subscription revenue, and decreased incentive for customers to consider competing products. We believe we are now the only company offering multi-tenant cloud ERP with critical industry-specific functionality across multiple industry sectors, and we expect the demand for cloud ERP to grow similarly to the demand for horizontal applications such as CRM and HCM over the last decade.

Our cloud revenues have grown to account for over 61.5% of our total software subscriptions and license fees revenues in fiscal 2018. As of April 30, 2018, we have more than 8,800 cloud customers who have accessed our cloud products from 121 countries. The largest global enterprises are embracing the cloud for mission-critical systems such as ours, and we expect this demand to lead to accelerated growth.

We invested in core product functionality in fiscal 2018, including the continued roll-out of our GT Nexus commerce network across our industry CloudSuites, enabling customers greater visibility, collaboration, and efficiency across complex global supply chains. We also invested heavily in integrating our Birst analytics product, acquired in the first quarter of fiscal 2018, across our product portfolio to deliver dynamic insights and intelligence gleaned from data within our mission-critical applications. We combined the Birst business unit with our Dynamic Science Labs team to leverage data science in delivering even greater insights.

In fiscal 2018, our revenues topped $3.0 billion and were up 6.9%, excluding the favorable foreign currency impact of 2.3%, compared to fiscal 2017. We entered into over 13,700 deals in fiscal 2018 and our average deal size continued to grow. We realized growth across all of our geographic regions driven by demand for our CloudSuite offerings. Our SaaS subscription revenues were up 34.2%, excluding the favorable foreign currency impact of 1.1%, in fiscal 2018 compared to fiscal 2017. While our perpetual software license fees revenues decreased with our shift to SaaS subscriptions, we experienced a 17.7% increase in the number of perpetual license deals valued at greater than $0.5 million in fiscal 2018 compared to fiscal 2017. Consulting services revenues were also up across all regions more than offsetting a slight decline in our product updates and support fees. Our customer retention rate continues to exceed 93%.

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

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates, and in future fiscal years our statutory rate will be 21.0%. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report.

Acquisitions

An acquisition program is an important element of our corporate strategy. We have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report for additional information related to our recent acquisitions. Operating results relating to these acquisitions have been included in our results of operations as of the applicable acquisition dates.

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

Fiscal 2018 Acquisitions

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma®, for $27.9 million, including contingent consideration of $8.1 million. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which will be marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complements and further expands Infor CloudSuite Retail and our supply chain management offerings.

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $68.5 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The operating results related to the Birst Acquisition have been included in our Consolidated Financial Statements from the acquisition date.

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

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million which was paid on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition enables us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

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

In fiscal 2018, we amended our Credit Agreement to refinance our outstanding Euro-based first lien term loans under our credit facilities at favorable interest rates and extended the maturity date of our revolving credit facility.

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

In fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018—Birst, in Notes to Consolidated Financial Statements of this Annual Report. In conjunction with the Birst Acquisition, certain of our Sponsors and senior executives made new capital contributions of $75.0 million which were used to fund the Birst Acquisition purchase consideration.

In fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Predictix, in Notes to Consolidated Financial Statements of this Annual Report. In conjunction with the Predictix Acquisition, certain of the Sponsors made new capital contributions to Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

In addition, in the first quarter of fiscal 2017, we paid dividends to Infor Software Parent, LLC (HoldCo) of $111.5 million and HoldCo made an equity contribution to Infor, Inc. of $67.0 million. See Note 21, Related party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report.

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

Our results for fiscal 2018, 2017 and 2016 include restructuring charges of $18.6 million, $39.5 million and $28.0 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations across all geographies. Specific actions related to these efforts are reflected in the restructuring charges taken in fiscal 2017 and 2016. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 8.4% and 3.5%, respectively, as compared to the average exchange rates for fiscal 2017. For fiscal 2017, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 1.5% and 13.9%, respectively, as compared to the average exchange rates for fiscal 2016.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

	Change Due	Change in		Change Due	Change in
(in millions, except percentages)	to Currency	Constant	Total Change	to Currency	Constant	Total Change
Year Ended April 31, 2018 vs. 2017	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
SaaS subscriptions	$4.6	$134.4	$139.0	1.1%	34.2%	35.3%
Software license fees	10.0	(15.2)	(5.2)	3.0	(4.5)	(1.5)

Software subscriptions and license fees	14.6	119.2	133.8	2.0	16.3	18.3
Product updates and support fees	27.5	(8.1)	19.4	2.0	(0.6)	1.4

Software revenues	42.1	111.1	153.2	2.0	5.2	7.2
Consulting services and other fees	22.9	85.8	108.7	3.1	11.7	14.8

Total revenues	$65.0	$196.9	$261.9	2.3%	6.9%	9.2%

Total operating expenses	$53.2	$5.5	$58.7	1.9%	0.2%	2.1%

	Change Due	Change in		Change Due	Change in
(in millions, except percentages)	to Currency	Constant	Total Change	to Currency	Constant	Total Change
Year Ended April 31, 2017 vs. 2016	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
SaaS subscriptions	$(2.6)	$153.3	$150.7	(1.1)%	63.2%	62.1%
Software license fees	(7.9)	(27.4)	(35.3)	(2.2)	(7.3)	(9.5)

Software subscriptions and license fees	(10.5)	125.9	115.4	(1.7)	20.4	18.7
Product updates and support fees	(21.8)	5.0	(16.8)	(1.6)	0.4	(1.2)

Software revenues	(32.3)	130.9	98.6	(1.6)	6.5	4.9
Consulting services and other fees	(12.4)	78.0	65.6	(1.8)	11.6	9.8

Total revenues	$(44.7)	$208.9	$164.2	(1.7)%	7.8%	6.1%

Total operating expenses	$(37.8)	$467.4	$429.6	(1.6)%	20.1%	18.5%

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

Our significant accounting policies are described in detail in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report. The policies that reflect those areas that require more significant use of estimates, judgments and assumptions in the preparation of our financial statements include the following:

•	Revenue Recognition;

•	Business Combinations;

•	Restructuring;

•	Valuation of Accounts Receivable;

•	Sales Allowances;

•	Valuation and Assessment of Impairment of Goodwill and Long-Lived Assets;

•	Income Taxes and Valuation of Deferred Tax Assets;

•	Contingencies—Litigation Reserves; and

•	Equity-Based Compensation.

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

We generate revenues primarily by providing SaaS subscriptions and licensing our software, providing software support and product updates, and providing consulting services to our customers. We record software license, product updates and support, and related service revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and we record revenues related to non-software deliverables such as SaaS subscriptions and related service revenue in accordance with guidance provided by ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software subscriptions and license fees

Software subscriptions and license fees revenues are primarily from providing access to software products through our SaaS subscription offerings and sales of perpetual or term software licenses granting customers use of our software products. SaaS subscription revenues are recognized over the contract term once the software is made available for use in an environment hosted, supported, and maintained by Infor. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable and 4) collectability is reasonably assured.

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

Deferred Revenues

Deferred revenues represent amounts billed or payments received from customers for SaaS subscriptions, software licenses, product updates and support and/or services in advance of recognizing revenue or performing services. We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such elements. Product updates and support is normally billed quarterly or annually in advance of performing the service.

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

Business Combinations

We account for business acquisitions in accordance with ASC 805, Business Combinations. ASC 805 requires recognition of the assets acquired and the liabilities assumed separately from goodwill, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to:

•	future expected cash flows from software subscriptions and license fees, product updates and support fees, consulting contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocations for our business acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a bottom-up approach. The bottom-up approach, also referred to the cost build-up approach, relies on an estimate of the direct costs and any incremental costs (such as overhead) required to fulfill the performance obligation, plus a reasonable profit margin, to estimate fair value. The estimated direct and incremental costs are reflective of those that we would normally incur to fulfill similar obligations and do not include any costs incurred prior to the business combination or that are not needed to fulfill the obligation.

The purchase agreements related to certain of our business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are to be recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition-related and other costs in our Consolidated Statements of Operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies).

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

Valuation and Assessment of Impairment of Goodwill and Long-Lived Assets

Goodwill

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. Pursuant to this FASB guidance, our annual testing for goodwill impairment begins with a qualitative comparison of a reporting unit’s fair value to its carrying value to determine if it is more-likely-than-not (i.e. a likelihood of more than 50 percent) that the fair value is less than the carrying value and thus whether any further impairment testing is necessary. If further impairment testing is necessary, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired. If the carrying amount of the net assets exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized.

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2018, 2017 and 2016 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

Long-Lived Assets

The carrying amount of our long-lived intangible assets, other than acquired technology, and our long-lived tangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our long-lived assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds the sum of the projected undiscounted future cash flows. In this case the difference between the carrying value and the estimated fair value, based on the discounted future cash flows the asset is expected to generate, is recognized as an impairment loss. The estimated fair value of these long-lived assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the applicable assets. We have not recognized any losses from impairment of our long-lived intangible assets during fiscal 2018, 2017 and 2016. We did not recognize any losses from impairment of our long-lived tangible assets during fiscal 2017 and 2016. In fiscal 2018, we recorded an impairment charge of $45.9 million related to specific long-lived tangible assets. See Note 8, Property and Equipment – Impairment of Capitalized Software, in Notes to Consolidated Financial Statements of this Annual Report.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Act which includes numerous changes to the U.S. tax code that affect our business including the one-time Transition Tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. As a result, as of April 30, 2018, we have now provided a $79.7 million provisional estimate of the Transition Tax pursuant to the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) for U.S. federal and state income taxes on the majority of our undistributed earnings of our foreign subsidiaries. Due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely, with the exception of certain previously taxed earnings under Subpart F, which were accrued during the fourth quarter of fiscal 2017 as a result of the Koch Industries investment in Infor. As a result of the 2017 Tax Act, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

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

Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation-Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values. We recognize the effects of forfeitures when they occur.

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

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency) for the periods indicated:

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual	Currency
Revenues:
SaaS subscriptions	$532.3	$393.3	$242.6	35.3%	34.2%	62.1%	63.2%
Software license fees	332.6	337.8	373.1	(1.5)	(4.5)	(9.5)	(7.3)

Software subscriptions and license fees	864.9	731.1	615.7	18.3	16.3	18.7	20.4
Product updates and support fees	1,408.4	1,389.0	1,405.8	1.4	(0.6)	(1.2)	0.4

Software revenues	2,273.3	2,120.1	2,021.5	7.2	5.2	4.9	6.5
Consulting services and other fees	844.4	735.7	670.1	14.8	11.7	9.8	11.6

Total revenues	3,117.7	2,855.8	2,691.6	9.2	6.9	6.1	7.8

Operating expenses:
Cost of SaaS subscriptions	229.5	174.5	100.0	31.5	30.9	74.5	75.4
Cost of software license fees	49.1	63.1	70.3	(22.2)	(24.1)	(10.2)	(8.5)
Cost of product updates and support fees	238.6	242.0	248.9	(1.4)	(3.3)	(2.8)	(1.2)
Cost of consulting services and other fees	686.2	590.5	563.2	16.2	13.1	4.8	6.6
Sales and marketing	524.9	499.1	433.5	5.2	3.4	15.1	16.8
Research and development	489.2	455.8	421.6	7.3	5.7	8.1	9.5
General and administrative	287.3	237.0	193.3	21.2	17.3	22.6	25.8
Amortization of intangible assets and depreciation	261.8	232.7	243.9	12.5	11.8	(4.6)	(3.6)
Restructuring costs	18.6	39.5	28.0	(52.9)	(54.2)	41.1	41.4
Acquisition-related and other costs	22.9	215.2	17.1	(89.4)	(89.5)	NM	NM

Total operating expenses	2,808.1	2,749.4	2,319.8	2.1	0.2	18.5	20.1

Income from operations	309.6	106.4	371.8	191.0	179.9	(71.4)	(69.5)

Interest expense, net	317.9	317.7	311.5	0.1	0.1	2.0	2.0
Loss on extinguishment of debt	—	4.6	—	NM	NM	NM	NM
Other (income) expense, net	181.2	4.1	75.9	NM	NM	(94.6)	(87.1)

Income (loss) before income tax	(189.5)	(220.0)	(15.6)	(13.9)	(7.2)	NM	NM
Income tax provision (benefit)	1.5	(33.8)	(48.8)	NM	NM	(30.7)	(35.5)

Net income (loss)	(191.0)	(186.2)	33.2	2.6	9.1	NM	NM
Net income (loss) attributable to noncontrolling interests	1.1	0.6	(2.0)	83.3	100.0	NM	NM

Net income (loss) attributable to Infor, Inc.	$(192.1)	$(186.8)	$35.2	2.8%	9.4%	NM %	NM %

*	NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable fiscal years ended April 30, 2018, 2017 and 2016. This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and related Notes of this Annual Report and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations.

Revenues

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual	Currency
Revenues:
SaaS subscriptions	$532.3	$393.3	$242.6	35.3%	34.2%	62.1%	63.2%
Software license fees	332.6	337.8	373.1	(1.5)	(4.5)	(9.5)	(7.3)

Software subscriptions and license fees	864.9	731.1	615.7	18.3	16.3	18.7	20.4
Product updates and support fees	1,408.4	1,389.0	1,405.8	1.4	(0.6)	(1.2)	0.4

Software revenues	2,273.3	2,120.1	2,021.5	7.2	5.2	4.9	6.5
Consulting services and other fees	844.4	735.7	670.1	14.8	11.7	9.8	11.6

Total revenues	$3,117.7	$2,855.8	$2,691.6	9.2%	6.9%	6.1%	7.8%

Total Revenues. We generate revenues from providing access to our software through SaaS subscriptions, licensing our software, providing product updates and support related to our licensed products and providing consulting services. We utilize written contracts as the means to establish the terms and conditions by which our SaaS subscriptions, products, product updates and support and consulting services are sold to our customers. As our product updates and support and consulting services are primarily attributable to our licensed products, growth in our product updates and support and consulting services is generally tied to the level of our license contracting activity.

Total revenues increased 6.9% in fiscal 2018 compared to fiscal 2017, excluding the favorable foreign currency impact of 2.3%. On a constant currency basis, we realized growth across all of our geographic regions with the Americas up 5.4%, EMEA up 8.5% and APAC up 12.5%. We experienced significant growth in our SaaS subscriptions revenues, which increased 34.2%, as we expand our CloudSuite offerings and continue to shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 4.5%. Our SaaS subscriptions now account for over 61.5% of our total software license fees revenues. Our product updates and support fees were down slightly, while our consulting services and other fees revenues were up 11.7%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

Total revenues increased 7.8% in fiscal 2017 compared to fiscal 2016, excluding the unfavorable foreign currency impact of 1.7%. On a constant currency basis, we realized growth across all our geographic regions. We experienced significant growth in our SaaS subscriptions revenues, which increased 63.2%, as we continued to shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 7.3%. Our product updates and support fees were relatively flat, up 0.4%, while our consulting services and other fees revenues were up 11.6%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In fiscal 2018, SaaS subscriptions revenues increased by 34.2% compared to fiscal 2017, excluding the favorable foreign currency impact of 1.1%. At constant currency, we reported higher SaaS revenues in fiscal 2018 across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 20.5 points, 9.3 points and 4.4 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in fiscal 2018 SaaS revenues also reflects the inclusion of the results of operations of the Birst Acquisition, which accounted for 6.4 points of the increase.

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

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In fiscal 2018, software license fees decreased by 4.5% compared to fiscal 2017, excluding the favorable foreign currency impact of 3.0%. At constant currency, the decrease in perpetual license fees revenues was primarily due to decreases in our Americas and EMEA regions, which accounted for decreases of 4.0 points and 1.2 points, respectively. These decreases were somewhat offset by an increase of 0.7 points related to our APAC region. We continued to drive a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In fiscal 2017, software license fees revenues decreased by 7.3% compared to fiscal 2016, excluding the unfavorable foreign currency impact of 2.2%. At constant currency, the decrease in perpetual license fees revenues was primarily due to a shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions resulting in a decrease in our Americas regions, which accounted for a decrease of 7.3 points, as well as a 0.3 point decrease related to our EMEA region. These decreases were somewhat offset by a 0.3 point increase related to our APAC region.

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

In fiscal 2018, product updates and support fees decreased by 0.6%, compared to fiscal 2017, excluding the favorable foreign currency impact of 2.0%. At constant currency, our Americas region accounted for a decrease of 1.2 points which was somewhat offset by modest growth in our product updates and support fees in our EMEA and APAC regions. The net decrease was primarily the result of customer attrition and the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support, offsetting revenues related to new maintenance pull-through from new perpetual license transactions and price increases. We continue to experience maintenance retention rates of over 93.0% in fiscal 2018.

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

Consulting services and other fees increased by 11.7%, excluding the favorable foreign currency impact of 3.1%, in fiscal 2018 compared to fiscal 2017. At constant currency, we experienced an increase in consulting services revenues which accounted for an increase of 11.2 points compared to last year. The increase in consulting services was experienced across all geographic regions with Americas contributing an increase of 6.4 points, EMEA 4.2 points, and APAC 0.6 points. In addition, higher other fees revenues accounted for a 0.5 point increase. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 5.7 points of the increase.

Consulting services and other fees increased by 11.6%, excluding the unfavorable foreign currency impact of 1.8%, in fiscal 2017 compared to fiscal 2016. At constant currency, consulting services revenues accounted for an increase of 10.6 points compared to last year. This increase was experienced across all geographic regions; EMEA accounted for an increase of 6.4 points, Americas 3.5 points, and APAC 0.7 points. In addition, other fees revenues accounted for a 1.0 point increase, primarily in our Americas region due to the inclusion of revenues related to Inforum, our customer event held in the first quarter of fiscal 2017, with no similar amounts in fiscal 2016. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 6.6 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,176.5 million and $1,051.0 million at April 30, 2018 and 2017, respectively.

The following table sets forth the components of deferred revenue:

	April 30,
(in millions)	2018	2017
SaaS subscriptions	$332.0	$237.7
Software license fees	8.9	10.8

Software subscriptions and license fees	340.9	248.5
Product updates and support fees	759.1	741.1
Consulting services and other fees	76.5	61.4

Total deferred revenue	1,176.5	1,051.0
Less: current portion	1,143.8	1,016.5

Deferred revenue - non-current	$32.7	$34.5

Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis. Deferred SaaS subscription revenues are a growing part of our deferred software subscriptions and license fees balance and are less cyclical than the balance of our deferred product updates and support fees revenues.

Operating Expenses

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual	Currency
Operating expenses:
Cost of SaaS subscriptions	$229.5	$174.5	$100.0	31.5%	30.9%	74.5%	75.4%
Cost of software license fees	49.1	63.1	70.3	(22.2)	(24.1)	(10.2)	(8.5)
Cost of product updates and support fees	238.6	242.0	248.9	(1.4)	(3.3)	(2.8)	(1.2)
Cost of consulting services and other fees	686.2	590.5	563.2	16.2	13.1	4.8	6.6
Sales and marketing	524.9	499.1	433.5	5.2	3.4	15.1	16.8
Research and development	489.2	455.8	421.6	7.3	5.7	8.1	9.5
General and administrative	287.3	237.0	193.3	21.2	17.3	22.6	25.8
Amortization of intangible assets and depreciation	261.8	232.7	243.9	12.5	11.8	(4.6)	(3.6)
Restructuring costs	18.6	39.5	28.0	(52.9)	(54.2)	41.1	41.4
Acquisition-related and other costs	22.9	215.2	17.1	(89.4)	(89.5)	NM	NM

Total operating expenses	$2,808.1	$2,749.4	$2,319.8	2.1%	0.2%	18.5%	20.1%

*	NM Percentage not meaningful

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 30.9%, excluding the unfavorable foreign currency impact of 0.6%, in fiscal 2018 compared to fiscal 2017. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in fiscal 2018, including an increase of 13.7 points due to higher employee-related and overhead costs, primarily as a result of 10.4% higher SaaS headcount in fiscal 2018 compared to last year, a 9.5 point increase related to higher hosting costs, a 4.5 point increase related to higher third-party royalties, and an increase of 3.2 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of Software License Fees. Cost of software license fees reflects costs related to the sale of our perpetual or term software licenses including royalties to third parties, channel partner commissions and other software delivery expenses, and applicable overhead costs. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. We also sell our software solutions through our third-party channel relationships which require us to pay applicable commissions to our channel partners. The cost of software license fees is generally higher, as a percentage of revenues, when we sell products of third-party vendors. As a result, software license fees gross margins will vary depending on the proportion of third-party product sales and/or sales through our business partner channel in our revenue mix.

Cost of software license fees decreased by 24.1%, excluding the unfavorable foreign currency impact of 1.9%, in fiscal 2018 compared to fiscal 2017. At constant currency, this decrease was in-line with our lower software fees revenues in the fiscal 2018 and was primarily due to a 12.6 point decrease related to lower third-party royalties, a 10.2 point decrease related to lower channel partner commissions, and a 1.3 point decrease related to lower other delivery costs.

Cost of software license fees decreased by 8.5%, excluding the favorable foreign currency impact of 1.7%, in fiscal 2017 compared to fiscal 2016. At constant currency, this decrease was primarily due to an 11.1 point decrease related to lower third-party royalties, in-line with lower software license fees revenues in fiscal 2017 compared to fiscal 2016. This decrease was somewhat offset by a 2.1 point increase related to higher channel partner commissions due to the mix of license fees revenues and a 0.5 point increase related to higher other delivery costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 3.3%, excluding the unfavorable foreign currency impact of 1.9%, in fiscal 2018 compared to fiscal 2017. At constant currency, the decrease was primarily due to a 1.5 point decrease related to lower channel partner commissions and third-party royalties, a 1.1 point decrease in employee-related support and overhead costs, and a 0.7 point decrease related to lower share-based compensation.

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

Cost of consulting services and other fees increased by 13.1%, excluding the unfavorable foreign currency impact of 3.1%, in fiscal 2018 compared to fiscal 2017. At constant currency, cost of consulting services increased 9.8 points due to higher employee-related and overhead costs due to higher headcount in our professional services organizations during fiscal 2018 compared to fiscal 2017. The increase in our professional services headcount includes the employees of our recent acquisitions. Cost of consulting services also increased 2.3 points due to higher billable contractor costs, and 1.3 point due to an increase in other services costs. These increases were somewhat offset by a 0.3 point decrease related to lower share-based compensation in fiscal 2018 compared to fiscal 2017.

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

Sales and marketing expenses increased by 3.4%, excluding the unfavorable foreign currency impact of 1.8%, in fiscal 2018 compared to fiscal 2017. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 5.7 points in higher employee-related sales and overhead costs, due to 3.4% higher net headcount in our sales and marketing organizations and higher commissions in-line with higher software license revenues in fiscal 2018 compared to fiscal 2017, a 0.5 point increase due to higher marketing program costs, and a net 0.2 point increase in other sales and marketing costs. These increases were somewhat offset by a 3.0 point decrease due to lower share-based compensation.

For fiscal 2017, sales and marketing expenses increased by 16.8%, excluding the favorable foreign currency impact of 1.6%, compared to fiscal 2016. On a constant currency basis, the increase in sales and marketing expenses was primarily due to an increase of 8.5 points in higher employee-related sales and overhead costs due to 4.3% higher headcount in our sales organization in fiscal 2017 compared to fiscal 2016, a 7.1 point increase related to higher share-based compensation triggered as a result of Koch Industries’ investment in Infor, and a 1.3 point increase due to higher marketing program costs, including the costs of Inforum held in the first quarter of Fiscal 2017. These increases were somewhat offset by a 0.1 point decrease due to lower other sales and marketing costs.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 5.7%, excluding the unfavorable foreign currency impact of 1.6%, in fiscal 2018 compared to fiscal 2017. On a constant currency basis, the increase in research and development expenses was primarily due to a 4.7 point increase in employee-related and overhead costs due to 6.4% higher headcount in our development organization in fiscal 2018 compared to fiscal 2017, 1.0 point related to higher professional fees, and a 1.1 point increase related to lower capitalization of software development costs in fiscal 2018 compared to fiscal 2017. These increases were somewhat offset by a 0.9 point decrease due to lower share-based compensation, and a 0.2 point decrease related to lower other development costs.

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

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses increased by 17.3%, excluding the unfavorable foreign currency impact of 3.9%, in fiscal 2018 compared to fiscal 2017. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 19.1 point increase related to the accruals we recorded in fiscal 2018 related to certain litigation matters (See Note 14, Commitments and Contingencies- Litigation, in Notes to Consolidated Financial Statements of this Annual Report), a 2.3 point increase in employee-related costs due to 8.6% higher general and administrative headcount in fiscal 2018 compared to fiscal 2017, 3.4 points related to higher consulting and professional fees, and a net increase of 1.0 points in other general and administrative expenses. These increases were somewhat offset by an 8.5 point decrease related to lower share-based compensation.

For fiscal 2017, general and administrative expenses increased by 25.8%, excluding the favorable foreign currency impact of 3.2%, compared to fiscal 2016. On a constant currency basis, general and administrative expenses increased approximately 15.4 points due to higher share-based compensation triggered as a result of Koch Industries’ investment in Infor, a 5.7 point increase in employee-related costs due to 5.8% higher general and administrative headcount in fiscal 2017 compared to fiscal 2016, a 3.5 point increase primarily related to higher corporate technology costs, and a net increase of 1.2 points in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangible assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Fiscal 2018 amortization of intangible assets and depreciation increased by 11.8%, excluding the unfavorable foreign currency impact of 0.7%. The increase resulted primarily from the $45.9 million in impairment charges related to certain of our capitalized software development costs that we recorded in the third quarter of fiscal 2018. See Note 8, Property and Equipment - Impairment of Capitalized Software, in Notes to Consolidated Financial Statements of this Annual Report. Excluding the fiscal 2018 impairment charges, amortization and depreciation expense was lower in fiscal 2018 compared to fiscal 2017 as certain of our assets were fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in fiscal 2018. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities, and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report.

In fiscal 2018, we incurred restructuring charges of $18.6 million compared to $39.5 million in fiscal 2017 and $28.0 million in fiscal 2016.

The restructuring charges recorded in fiscal 2018 included approximately $16.5 million related to employee severance costs and $2.1 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our professional services, sales, product development, and general and administrative organizations in our Americas and EMEA regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

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

In fiscal 2018, we recorded acquisition-related and other costs of $22.9 million compared to $215.2 million in fiscal 2017 and $17.1 million in fiscal 2016.

Fiscal 2018 acquisition-related and other costs included $24.8 million for costs related to our recent acquisitions, primarily the Birst Acquisition, and $1.7 million in costs related to our debt refinancing activities. These costs were somewhat offset by a net $3.6 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

Fiscal 2017 acquisition-related and other costs included $192.3 million related to the Koch Industries investment in Infor. See Note 13, Common Stock, in Notes to Consolidated Financial Statements of this Annual Report. These costs include transaction related bonuses, Sponsor transaction fees, advisory, legal, and other professional fees. Fiscal 2017 acquisition-related and other costs also included $7.9 million for costs related to acquisitions, $7.6 million in costs related to the refinancing of the outstanding balances of our first lien term loans under our Credit Agreement, $6.9 million in adjustments to the estimated fair value of our contingent consideration liabilities related to certain of our acquisitions, and $0.5 million in costs related to other debt and financing activities.

Fiscal 2016 acquisition-related and other costs were primarily for the GT Nexus Acquisition in September 2015, adjustments to the estimated fair value of our contingent consideration liability related to previous acquisitions, costs related to our investment in Predictix, as well as costs of the Registration Statement on Form S-4 that we filed with the SEC (Form S-4) related to the Exchange Offer (as defined below). See Liquidity and Capital Resources – Long-Term Debt, below.

Non-Operating Income and Expenses

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual	Currency
Interest expense, net	$317.9	$317.7	$311.5	0.1%	0.1%	2.0%	2.0%
Loss on extinguishment of debt	—	4.6	—	NM	NM	NM	NM
Other (income) expense, net	181.2	4.1	75.9	NM	NM	(94.6)	(87.1)

Total non-operating expenses	$499.1	$326.4	$387.4	52.9%	53.8%	(15.7)%	(14.3)%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and cash equivalents.

Fiscal 2018 interest expense, net of $317.9 million increased by $0.2 million, or less than 0.1%, compared to $317.7 million in fiscal 2017. This increase was primarily related to a $10.9 million increase in interest expense due to an increase in applicable LIBOR rates and higher term loan balances following the refinancing of our term loans in November 2017. See Liquidity and Capital Resources – Long-Term Debt, below. Other interest expense, net also increased $0.2 million. These increases were mostly offset by a $7.0 million decrease in interest expense related to our interest rate swaps, which matured in the second quarter of fiscal 2018, and a $3.9 million decrease in amortization of deferred financing fees and net debt discounts.

Fiscal 2017 interest expense, net of $317.7 million increased by $6.2 million, or 2.0%, compared to $311.5 million in fiscal 2016. This increase was primarily due to $8.4 million in higher interest expense related to the issuance of our Senior Secured Notes in the third quarter of fiscal 2016, which was somewhat offset by $3.2 million in lower interest expense related to the term loans under our Credit Agreement, which we refinanced in the fourth quarter of fiscal 2017 at more favorable interest rates. In addition, other interest expense, net increased $0.7 million and the amortization of deferred financing fees and net debt discounts increased $0.2 million in fiscal 2017 compared to fiscal 2016.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of redemption premiums paid, the net book value of deferred financing fees and debt discounts written off, and other costs incurred in connection with our refinancing activities. See Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report.

In fiscal 2017, we recorded a loss on extinguishment of debt of $4.6 million related to the refinancing of the outstanding balances of our first lien term loans in the fourth quarter of fiscal 2017. This amount included $3.2 million related to the net book value of deferred financing fees and $1.4 million in debt discounts written off.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Fiscal 2018 other (income) expense, net was net expense of $181.2 million compared to net expense of $4.1 million in fiscal 2017 and net expense of $75.9 million in fiscal 2016. These changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our debt denominated in Euros. During fiscal 2018, the Euro strengthened against the U.S. Dollar resulting in the unfavorable impact to our results of operations recorded in fiscal 2018.

Income Tax Provision (Benefit)

				Fiscal 2018 vs. 2017				Fiscal 2017 vs. 2016
	Year Ended April 30,					Constant			Constant
(in millions, except percentages)	2018	2017	2016	Actual		Currency		Actual	Currency
Income tax provision (benefit)	$1.5	$(33.8)	$(48.8)	NM	%	NM	%	(30.7)%	(35.5)%
Effective income tax rate	(0.8)%	15.4%	312.8%

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

For fiscal 2018, our effective tax rate was impacted by the 2017 Tax Act enacted in December 2017, which significantly changed existing U.S. federal and state tax law and included numerous provisions that affect our business. In addition, in conjunction with the 2017 Tax Act, the SEC staff issued SAB 118. SAB 118 allows for recording provisional amounts related to enactment of the 2017 Tax Act and refining provisional balances and making subsequent adjustments related to the applicable U.S. tax reform during a one-year measurement period as a result of future changes in interpretation, available information, assumptions we have made, further refinement of our calculations, and/or issuance of additional guidance. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report for more detail on the 2017 Tax Act and SAB 118.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

For fiscal 2018, we recorded income tax expense of $1.5 million, resulting in an effective tax rate of (0.8%). The change in our effective tax rate for fiscal 2018 compared to fiscal 2017 was primarily driven by an increase in tax due to the 2017 Tax Act Transition Tax, an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of foreign earnings subject to foreign tax, a reduction in the amount of unrecognized tax benefits, a reduction in U.S. deferred tax liabilities as a result of the 2017 Tax Act, and a reduction in nondeductible stock compensation.

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

Certain of the amounts we recorded for the impacts of the 2017 Tax Act in fiscal 2018 are provisional and represent our best estimates based on our interpretation of the U.S. legislation and information currently available to us. In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $25.6 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in fiscal 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We are still completing our calculation of the impact of these changes on our deferred tax balances. We also completed a provisional estimate of the Transition Tax, which was estimated to be $79.7 million. However, due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. We currently intend to use existing net operating losses to offset the estimated tax liability but will further evaluate whether to elect to pay the transition tax over a period of eight years as permitted by the 2017 Tax Act. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018, Board Meeting, to account for the tax effects of the GILTI in the period that it is subject to such tax. Therefore, we will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI tax.

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

During the past few years, we have executed multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower backoffice costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal 2017 and 2016. In fiscal 2017, legal entity organizational restructuring actions resulted in the release of approximately $17.5 million of valuation allowance in Sweden. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. During fiscal 2016, we completed certain tax planning strategies in the Netherlands which resulted in the release of a $51.5 million valuation allowance relating to certain net operating losses and deferred tax assets. We continued to examine various tax structuring alternatives that may be executed in fiscal 2019, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2019 as a result of the Koch Industries investment that was consummated on February 17, 2017.

Infor is included in the GGC Software Parent, LLC consolidated federal income tax return. The Company and its subsidiaries provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, LLC and Infor Software Parent LLC have entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2018, 2017 and fiscal 2016, we made cash payments of $0.0 million, $9.1 million and $16.0 million, respectively, to GGC Software Parent, LLC under the terms of the Tax Allocation Agreement.

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

Non-GAAP Revenues

The following table presents the reconciliation of our non-GAAP revenues to our GAAP revenues as reported for the periods indicated:

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual	Currency
GAAP revenues	$3,117.7	$2,855.8	$2,691.6	9.2%	6.9%	6.1%	7.8%
Non-GAAP revenue adjustments - purchase accounting impact:
SaaS subscriptions	3.7	2.1	11.4
Software license fees	4.2	—	—
Product updates and support fees	1.3	0.8	0.5
Consulting services and other fees	1.3	0.1	0.1

Total non-GAAP revenue adjustments	10.5	3.0	12.0

Non-GAAP revenues	$3,128.2	$2,858.8	$2,703.6	9.4%	7.1%	5.7%	7.4%

The non-GAAP adjustments we make to our reported GAAP revenues are primarily related to purchase accounting and other acquisition matters. These amounts reflect adjustments to increase software subscriptions and license fees, product updates and support fees, and consulting services and other fees that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by GAAP. Certain deferred revenue for software subscriptions and license fees, product updates and support fees, and consulting services and other fees on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from our GAAP results as part of the purchase accounting for the acquisition as they do not reflect the fair value of performance obligations to us. As a result, our GAAP results do not, in management’s view, reflect all of our software subscriptions and license fees, product updates and support fees, and consulting services and other fees. We believe the presentation of non-GAAP revenues provides investors and other external users a helpful alternative view of our operations.

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

				Fiscal 2018 vs. 2017		Fiscal 2017 vs. 2016
	Year Ended April 30,				Constant			Constant
(in millions, except percentages)	2018	2017	2016	Actual	Currency	Actual		Currency
GAAP net income (loss) attributable to Infor, Inc.	$(192.1)	$(186.8)	$35.2	2.8%	9.4%	NM	%	NM	%
Interest expense, net (1)	319.0	318.9	312.8
Income tax provision (benefit) (2)	6.5	(28.5)	(48.8)
Amortization of intangible assets and depreciation (3)	261.8	232.7	243.9
Purchase accounting impact revenues/costs, net	10.5	3.0	12.0
Share-based compensation	44.3	86.7	19.7
Acquisition-related and other costs	22.9	215.2	17.1
Restructuring costs	18.6	39.5	28.0
Foreign currency (gain) loss	181.1	4.0	76.1
Loss on extinguishment of debt	—	4.6	—
Cost savings and expense reduction initiatives (4)	75.7	47.6	28.7
Other (5)	85.4	23.2	25.5

Adjusted EBITDA (6)(7)	$833.7	$760.1	$750.2	9.7%	7.7%	1.3%		2.7%

Adjusted EBITDA margin (8)	26.7%	26.6%	27.7%

*	NM Percentage not meaningful
(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision (benefit) plus certain other taxes as defined by our debt agreements.
(3)	Fiscal 2018, includes charges for the impairment of certain capitalized software development costs. See Note 8, Property and Equipment - Impairment of Capitalized Software.
(4)	Includes anticipated pro forma cost savings for the last twelve months (LTM) related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
(5)	Includes pre-acquisition adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs, including fiscal 2018 litigation settlement costs, that are allowed to be added back under the provisions of our debt agreements.
(6)	As of April 30, 2018, we no longer have any “Unrestricted Subsidiaries” as defined in Infor’s debt agreements. Pursuant to the provisions of our debt agreements, we have excluded adjustments for the Adjusted EBITDA of previously designated “Unrestricted Subsidiaries” retrospectively. We have excluded $4.9 million and $0.0 million from fiscal 2017 and fiscal 2016, respectively, for the “Unrestricted Subsidiaries” as previously reported.
(7)	Adjusted EBITDA as presented reflects addbacks for the LTM periods ended April 30. The total of the applicable quarters’ reported Adjusted EBITDA does not sum to the full year amounts presented above, primarily due to the addbacks of anticipated LTM cost savings related to expense reduction initiatives and the integration of recent acquisitions, which are calculated and reported on an LTM basis only.
(8)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended April 30,
(in millions, except percentages)	2018	2017	2016	Fiscal 2018 vs. 2017	Fiscal 2017 vs. 2016
Cash provided by (used in):
Operating activities	$307.1	$137.8	$432.3	122.9%	(68.1)%
Investing activities	(183.6)	(287.4)	(641.4)	(36.1)	(55.2)
Financing activities	(19.0)	(240.3)	389.3	(92.1)	NM
Effect of exchange rate changes on cash and cash equivalents	7.3	(10.0)	(1.2)	NM	733.3

Net change in cash and cash equivalents	$111.8	$(399.9)	$179.0	NM %	NM %

*	NM Percentage not meaningful

Capital Resources

	April 30,			April 30,	April 30,
(in millions, except percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Working capital deficit	$(659.6)	$(665.8)	$(248.3)	(0.9)%	168.1%
Cash and cash equivalents	$417.6	$305.8	$705.7	36.6%	(56.7)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS software subscriptions, new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. During fiscal 2018, 2017 and 2016 we have undertaken significant investing and financing activities related to our acquisitions and the refinancing of our long-term debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In fiscal 2018 we paid a total of approximately $90.2 million in cash for acquisitions, primarily related to the Birst Acquisition and the acquisition of Arvato’s order management system. In addition, we paid $25.0 million in deferred consideration related to the Starmount Acquisition in fiscal 2018. In fiscal 2017 we completed five acquisitions, paying a total of approximately $203.6 million in cash. In addition, we paid $138.0 million in fiscal 2017 to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus. In fiscal 2016, we completed one acquisition for a purchase price of $549.9 million, net of cash acquired. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2019 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2018 was $307.1 million. Our net income (loss) adjusted for non-cash items provided $336.3 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $29.2 million. The uses of cash were a $54.9 million increase in accounts receivable, net primarily from an increase in accounts receivable related to SaaS subscriptions, and a $48.5 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily professional fees and trade accounts payable. These uses of cash were partially offset by a $65.2 million increase in deferred revenue, primarily due to increased deferred SaaS revenues, and a $26.5 million decrease in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $183.6 million in fiscal 2018. The primary uses of cash were $97.5 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $90.2 million net cash used for acquisitions, primarily related to the Birst Acquisition and our acquisition of Arvato’s order management system.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $19.0 million in fiscal 2018. The primary uses of cash were $1,198.7 million in debt repayments including those related to the refinancing of our Euro Tranche B-1 Term Loans, $41.4 million in payments of deferred purchase price and contingent consideration primarily related to the Starmount Acquisition, and $23.7 million in dividend payments to certain of our affiliate companies. These uses of cash were offset by $1,176.5 million in proceeds from the issuance of debt related to our debt refinancing transactions, and by $75.0 million in additional cash proceeds from equity transactions from certain of our Sponsors and our parent holding company.

Net cash used in financing activities was $240.3 million in fiscal 2017. The primary uses of cash were $3,272.1 million in debt repayments including the outstanding balances of our first lien term loans, $171.9 million in dividend payments to certain of our affiliate companies and $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus. These uses of cash were offset by $3,214.6 million in proceeds from the issuance of debt related to the refinancing of our first lien term loans, and by $145.0 million in additional cash proceeds from equity transactions from certain of our Sponsors and our parent holding company.

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

Effect of Exchange Rate Changes

In fiscal 2018, changes in foreign currency exchange rates resulted in a $7.3 million increase in our cash and cash equivalents. In fiscal 2017, changes in foreign currency exchange rates resulted in a $10.0 million decrease in our cash and cash equivalents. In fiscal 2016, changes in foreign currency exchange rates resulted in a $1.2 million decrease in our cash and cash equivalents.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $659.6 million at April 30, 2018, compared to $665.8 million at April 30, 2017. At April 30, 2018, our cash increased by $111.8 million compared to the balance at April 30, 2017. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2018, the most significant changes in our current assets, other than cash, was an increase of $59.3 million in accounts receivable, net, and a $36.3 million decrease in deferred tax assets due to the first quarter of fiscal 2018 adoption of the FASB guidance related to the presentation of deferred taxes on a prospective basis. During fiscal 2018, the most significant change in our current liabilities included a $127.3 million increase in deferred revenue, primarily in deferred SaaS revenue.

Cash and Cash Equivalents

As of April 30, 2018, we had $417.6 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of April 30, 2018, $98.9 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $318.7 million of our unrestricted cash and cash equivalents were held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. The 2017 Tax Act eliminated certain material tax effects on the repatriation of cash to the U.S.

As of April 30, 2018, we continue to consider the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested with certain exceptions. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the 2017 Tax Act’s one-time Transition Tax discussed below, which could be material. Any changes in the previous determination of indefinitely reinvested earnings will be accounted for as a SAB 118 measurement period adjustment during the applicable future periods.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. We have completed a provisional estimate of the Transition Tax, which we estimated to be $79.7 million. However, due to our full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018, and is therefore not included in other long-term liabilities on our Consolidated Balance Sheets as of April 30, 2018. This estimate is provisional and is subject to future measurement period adjustments as allowed under SAB 118. We currently intend to use existing net operating losses to offset the estimated tax liability but will further evaluate whether to elect to pay the transition tax over a period of eight years as permitted by the 2017 Tax Act. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026.

As a result of the Transition Tax, future repatriation of the applicable undistributed earnings of our foreign subsidiaries for use in the U.S. would not be subject to further U.S. federal tax. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2018			April 30, 2017
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-6 due February 1, 2022	$2,125.6	$2,075.8	4.65%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	—	—	—	1,089.7	1,082.8	3.75%
First lien Euro Term B-2 due February 1, 2022	1,207.0	1,201.5	3.25%	—	—	—
5.75% first lien senior secured notes due August 15, 2020	500.0	489.3	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,622.6	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	422.7	419.1	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(77.0)	—		(97.3)	—

Total long-term debt	5,808.3	5,808.3		5,650.9	5,650.9
Less: current portion	(42.5)	(42.5)		(32.4)	(32.4)

Total long-term debt - non-current	$5,765.8	$5,765.8		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2018, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments. The most recent amendments are described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,332.6 million as of April 30, 2018, including the Tranche B-6 Term Loan of $2,125.6 million and the Euro Tranche B-2 Term Loan of €999.5 million ($1,207.0 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2018, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2018, $11.0 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $109.0 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2018:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-6 Term Loan and the Euro Tranche B-2 Term Loan will at no time be less than 1.00% per annum. The Adjusted LIBOR margin with respect to the Tranche B-6 Term Loan is 2.75% per annum. The Adjusted LIBOR margin with respect to the Euro Tranche B-2 Term Loan is 2.25% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-6 Term Loan will at no time be less than 2.00% per annum. The ABR margin is 1.75% per annum.

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

Amendments to the Credit Agreement

On February 23, 2018, we entered into Amendment No. 10 to the Credit Agreement (as amended). This amendment provided for, among other modifications to the Credit Agreement as set forth therein, an extension of approximately three years of the maturity date for the Revolver under the Credit Agreement from April 5, 2019, to February 1, 2022.

On November 22, 2017, we entered into Amendment No. 9 to our Credit Agreement (as amended), with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. This amendment provided for, among other modifications to the Credit Agreement, the refinancing of the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million term loan (the Euro Tranche B-2 Term Loan).

Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.00%. This was a 50 basis point reduction in the effective rate related to the Euro Tranche B-2 Term Loan as compared to the Euro Tranche B-1 Term Loan discussed below. The Euro Tranche B-2 Term Loan matures on February 1, 2022, which is unchanged compared to the original maturity date of the Euro Tranche B-1 Term Loan.

Proceeds from the Euro Tranche B-2 Term Loan were used to refinance the outstanding principal of our Euro Tranche B-1 Term Loan, together with accrued and unpaid interest and applicable fees.

On February 6, 2017, we entered into Amendment No. 8 to our Credit Agreement (as amended). This amendment provided for the refinancing of all the outstanding balances of our first lien term loans, including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million Tranche B-6 Term Loan and a new €1,000.0 million Euro Tranche B-1 Term Loan.

Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. There was no change in the effective rate related to the Tranche B-6 Term Loan as compared to the Tranche B-3 Term Loan and the Tranche B-5 Term Loan. Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.00%. This was a reduction in our effective rate related to the Euro Tranche B-1Term Loan as compared to the Euro Tranche B Term Loan, which was based on an Adjusted LIBOR rate plus a margin of 3.00% per annum, with an Adjusted LIBOR floor of 1.00% per annum. Both the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan mature on February 1, 2022, which was an extension of approximately 20 months compared to the original maturity dates of the Tranche B-3 Term Loan, the Tranche B-5 Term Loan, and the Euro Tranche B Term Loan. This amendment also amended the Credit Agreement to, among other things, revise the definition of adjusted EBITDA to include the changes in deferred revenue related to our SaaS subscriptions.

Proceeds from the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan were used to refinance the principal of all of our then outstanding first lien term loans, together with accrued and unpaid interest and applicable fees.

On August 15, 2016, we entered into Amendment No. 7 to our Credit Agreement (as amended). This amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

Proceeds from the issuance of the 6.5% and 5.75% Senior Notes were used to repay the then outstanding balances of our 9  3/8%, 10.0% and 11.5% Senior Notes, issued in fiscal 2012, including applicable redemption premiums thereon, accrued and unpaid interest, and to pay related transaction fees and expenses.

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

Unrestricted Subsidiary

As of April 30, 2018, we did not have any “Unrestricted Subsidiaries” as defined by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. See Note 12, Debt – Affiliate Company Borrowings, in Notes to Consolidated Financial Statements of this Annual Report.

Restricted Cash

We had approximately $12.1 million of restricted cash as of April 30, 2018, of which approximately $1.1 million and $11.0 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2018, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

		1 Year	1 - 3	3 - 5	More than
(in millions)	Total	or Less	Years	Years	5 Years
Balance sheet contractual obligations:
Total outstanding debt (principal)	$5,885.3	$42.5	$558.2	$5,284.6	$—
Interest on long-term debt	1,177.5	290.0	578.3	309.2	—
Capital leases	8.0	1.7	1.7	4.6	—

Total balance sheet contractual obligations	7,070.8	334.2	1,138.2	5,598.4	—

Other contractual obligations:
Operating leases	261.7	57.6	90.4	61.3	52.4
Purchase obligations	279.8	141.0	117.9	20.9	—

Total other contractual obligations	541.5	198.6	208.3	82.2	52.4

Total contractual obligations	$7,612.3	$532.8	$1,346.5	$5,680.6	$52.4

Total contractual obligations at April 30, 2018 were $7,612.3 million. Our purchase obligations represent those commitments greater than $0.1 million annually, including commitments related to providing our CloudSuite and other SaaS subscription offerings, development of our software applications, our Sponsors’ advisory services, sales and marketing programs, information technology requirements, and other commitments. Total unrecognized tax benefits of $104.0 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report for additional information. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions, other than the potential impact related to the Transition Tax from the 2017 Tax Act discussed below. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of April 30, 2018, over the projection period.

The 2017 Tax Act imposed a one-time Transition Tax on the deemed repatriation of undistributed foreign subsidiaries’ earnings. We have completed a provisional estimate of the Transition Tax liability to be $79.7 million. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report. We currently intend to use existing net operating losses to offset the estimated Transition Tax liability but will further evaluate whether to elect to pay the Transition Tax over a period of eight years as permitted by the 2017 Tax Act. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026. See, Liquidity and Capital Resources—Cash and Cash Equivalents, above.

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

Recent Accounting Pronouncements — Not Yet Adopted

Information regarding recent accounting pronouncements can be found in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Annual Report and is incorporated herein by reference.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 45.0%, 43.0% and 43.2% of our total revenues for fiscal 2018, 2017 and 2016, respectively. International cost of revenues and operating expenses accounted for 40.3%, 36.7% and 42.1% of our total cost of revenues and operating expenses for fiscal 2018, 2017 and 2016, respectively.

As of April 30, 2018 and 2017, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 5.9% and 4.6%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.4% and 1.4% as of April 30, 2018 and 2017, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.9% and 0.6% as of April 30, 2018 and 2017, respectively.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of April 30, 2018 and 2017, we had $5.8 billion and $5.7 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at April 30, 2018, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On April 30, 2018, the three-month LIBOR and EURIBOR rates were 2.36% and -0.33%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the April 30, 2018 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we had entered into interest rate swap agreements with notional amounts totaling $945.0 million or approximately 28.4% of our variable rate debt. We entered into the interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. We designated these instruments as cash flow hedges and accounted for them accordingly. These interest rate swaps matured in the second quarter of fiscal 2018 and were no longer outstanding as of April 30, 2018. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments, in Notes to Consolidated Financial Statements of this Annual Report.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2018, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2018. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

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

Our Management’s Report on Internal Control over Financial Reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our report. Therefore, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets;

Consolidated Statements of Operations;

Consolidated Statements of Comprehensive Income (Loss);

Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests;

Consolidated Statements of Cash Flows; and

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

Required schedules are included in the notes to the financial statements.

3.	Exhibits.

See (b) below.

(b)	Exhibits:

The following exhibits are included herein or incorporated by reference as part of this Annual Report.

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.2(2)	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(3)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.4).

10.1(4)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(4)	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(5)	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(6)	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(7)	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(8)	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(9)	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.8(10)	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.9(11)	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.10(12)	Amendment No. 9, dated November 22, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.11(13)	Amendment No. 10, dated February 23, 2018, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 10 Consenting Revolving Lenders party thereto, the Amendment No.7 Required Revolving Lenders, and Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.12(14)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.13(14)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.14(14)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.15(14)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.16(14)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.17(14)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.18(15)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.19(16)	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde.

10.20(17)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.21(18)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.22(18)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

10.23(19)	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.

10.24(20)	Agreement and Plan of Merger, dated June 23, 2016, by and among Infor (US), Inc., Infor Retail Holdings, Inc., Logicblox-Predictix Holdings, Inc. and Fortis Advisors LLC, as seller representative.

10.25(21)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.26(21)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.27(22)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.28(22)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.29(23)	Letter Agreement, dated as of September 11, 2017, between the Company and Sanjay Poonen (filed with Infor, Inc.’s Current Report on Form 8-K filed on December 20, 2017.

12.1(24)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(24)	Subsidiaries of Infor, Inc.

24.1(24)	Powers of Attorney (included on signature page)

31.1(24)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

31.2(24)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Kevin Samuelson

32.1(25)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

32.2(25)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Kevin Samuelson

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The unaudited financial statements from Infor, Inc.’s Annual Report formatted in eXtensible Business Reporting Language (XBRL) - furnished not filed herewith.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.
(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(5)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(6)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(7)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(8)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(9)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(10)	Incorporated by reference to the Form 8-K filed on August 16, 2016.
(11)	Incorporated by reference to the Form 8-K filed on February 10, 2017.
(12)	Incorporated by reference to the Form 8-K filed on November 29, 2017.
(13)	Incorporated by reference to the Form 8-K filed on March 1, 2018.
(14)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(15)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(16)	Incorporated by reference to the Form 10-K/A filed on July 22, 2016.
(17)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(18)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(19)	Incorporated by reference to the Form 8-K filed on July 15, 2016.
(20)	Incorporated by reference to the Form 8K filed on June 28, 2016.
(21)	Incorporated by reference to the Form 10-Q filed on December 9, 2016.
(22)	Incorporated by reference to the Form 10-Q filed on March 2, 2017.
(23)	Incorporated by reference to the Form 8-K filed on December 20, 2017.
(24)	Filed herewith.
(25)	Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: June 28, 2018	By:	/s/ CHARLES E. PHILLIPS, JR.
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

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.	Chief Executive Officer and Director	June 28, 2018
Charles E. Phillips, Jr.	(principal executive officer)

/s/ KEVIN SAMUELSON	Chief Financial Officer	June 28, 2018
Kevin Samuelson	(principal financial officer)

/s/ JAY HOPKINS	Chief Accounting Officer, Senior Vice President	June 28, 2018
Jay Hopkins	and Controller (principal accounting officer)

/s/ RISHI CHANDNA	Director	June 28, 2018
Rishi Chandna

/s/ DAVID DOMINIK	Director	June 28, 2018
David Dominik

/s/ STEVEN J. FEILMEIER	Director	June 28, 2018
Steven J. Feilmeier

/s/ C.J. FITZGERALD	Director	June 28, 2018
C.J. Fitzgerald

/s/ MATTHEW FLAMINI	Director	June 28, 2018
Matthew Flamini

/s/ JAMES B. HANNAN	Director	June 28, 2018
James B. Hannan

/s/ SANJAY POONEN	Director	June 28, 2018
Sanjay Poonen

/s/ C. JAMES SCHAPER	Director	June 28, 2018
C. James Schaper

Name	Title	Date

/s/ ANTHONY J. SEMENTELLI	Director	June 28, 2018
Anthony J. Sementelli

/s/ BRETT D. WATSON	Director	June 28, 2018
Brett D. Watson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Infor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Infor, Inc. and its subsidiaries as of April 30, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ deficit and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended April 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As disclosed in Notes 2 and 18 to the consolidated financial statements, Infor, Inc. changed the manner in which it accounts for deferred income taxes in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

June 28, 2018

We have served as the Company’s auditor or its predecessor’s auditor since at least 2003. We have not determined the specific year we began serving as the auditor of the Company.

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	April 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$417.6	$305.8
Accounts receivable, net	505.9	446.6
Prepaid expenses	160.0	161.1
Income tax receivable	13.9	24.9
Other current assets	25.3	26.5
Deferred tax assets	—	36.3

Total current assets	1,122.7	1,001.2
Property and equipment, net	160.9	161.5
Intangible assets, net	689.8	774.6
Goodwill	4,650.5	4,488.0
Deferred tax assets	77.4	71.8
Other assets	115.2	95.4

Total assets	$6,816.5	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.6	$105.1
Income taxes payable	60.5	34.0
Accrued expenses	452.9	478.0
Deferred tax liabilities	—	1.0
Deferred revenue	1,143.8	1,016.5
Current portion of long-term obligations	42.5	32.4

Total current liabilities	1,782.3	1,667.0
Long-term debt, net	5,765.8	5,618.5
Deferred tax liabilities	41.9	91.5
Other long-term liabilities	236.3	209.8

Total liabilities	7,826.3	7,586.8

Commitments and contingencies (Note 14)
Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at April 30, 2018 and 2017	—	—
Additional paid-in capital	1,255.0	1,215.2
Receivable from stockholders	(58.5)	(59.2)
Accumulated other comprehensive income (loss)	(141.4)	(278.2)
Accumulated deficit	(2,073.7)	(1,881.6)

Total Infor, Inc. stockholders’ deficit	(1,018.6)	(1,003.8)
Noncontrolling interests	8.8	9.5

Total stockholders’ deficit	(1,009.8)	(994.3)

Total liabilities and stockholders’ deficit	$6,816.5	$6,592.5

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended April 30,
	2018	2017	2016
Revenues:
SaaS subscriptions	$532.3	$393.3	$242.6
Software license fees	332.6	337.8	373.1

Software subscriptions and license fees	864.9	731.1	615.7
Product updates and support fees	1,408.4	1,389.0	1,405.8

Software revenues	2,273.3	2,120.1	2,021.5
Consulting services and other fees	844.4	735.7	670.1

Total revenues	3,117.7	2,855.8	2,691.6

Operating expenses:
Cost of SaaS subscriptions (1)	229.5	174.5	100.0
Cost of software license fees (1)	49.1	63.1	70.3
Cost of product updates and support fees (1)	238.6	242.0	248.9
Cost of consulting services and other fees (1)	686.2	590.5	563.2
Sales and marketing	524.9	499.1	433.5
Research and development	489.2	455.8	421.6
General and administrative	287.3	237.0	193.3
Amortization of intangible assets and depreciation	261.8	232.7	243.9
Restructuring costs	18.6	39.5	28.0
Acquisition-related and other costs	22.9	215.2	17.1

Total operating expenses	2,808.1	2,749.4	2,319.8

Income from operations	309.6	106.4	371.8

Other expense, net:
Interest expense, net	317.9	317.7	311.5
Loss on extinguishment of debt	—	4.6	—
Other (income) expense, net	181.2	4.1	75.9

Total other expense, net	499.1	326.4	387.4

Income (loss) before income tax	(189.5)	(220.0)	(15.6)
Income tax provision (benefit)	1.5	(33.8)	(48.8)

Net income (loss)	(191.0)	(186.2)	33.2
Net income (loss) attributable to noncontrolling interests	1.1	0.6	(2.0)

Net income (loss) attributable to Infor, Inc.	$(192.1)	$(186.8)	$35.2

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended April 30,
	2018	2017	2016
Net income (loss)	$(191.0)	$(186.2)	$33.2

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	136.0	(92.4)	43.6
Change in defined benefit plan funding status, net of tax	(2.3)	0.1	0.2
Unrealized gain (loss) on derivative instruments, net of tax	2.8	6.7	3.3

Total other comprehensive income (loss)	136.5	(85.6)	47.1

Comprehensive income (loss)	(54.5)	(271.8)	80.3

Noncontrolling interests comprehensive income (loss)	0.8	0.2	(2.5)

Comprehensive income (loss) attributable to Infor, Inc.	$(55.3)	$(272.0)	$82.8

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND REDEEMABLE NONCONTROLLING INTETRESTS

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
					Accumulated		Total
	Infor, Inc.				Other		Infor, Inc.		Total	Redeemable
	Common Stock			Stockholders’	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit	Interests
Balance, April 30, 2015	1,000	$—	$1,186.5	$(35.3)	$(240.6)	$(1,730.0)	$(819.4)	$—	$(819.4)	$—
Equity-based compensation expense	—	—	19.7	—	—	—	19.7	—	19.7	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	44.1	—	44.1	(0.7)	43.4	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.2	—	0.2	—	0.2	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	3.3	—	3.3	—	3.3	—
Receivable from stockholders	—	—	—	(1.6)	—	—	(1.6)	—	(1.6)	—
Dividend paid/accrued	—	—	(35.5)	—	—	—	(35.5)	—	(35.5)	—
Tax sharing arrangement activity, net	—	—	(17.2)	—	—	—	(17.2)	—	(17.2)	—
Redeemable noncontrolling interests due to business combination	—	—	—	—	—	—	—	—	—	125.0
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	—	(17.6)	—	—	—	(17.6)	—	(17.6)	17.6
Noncontrolling interests acquired	—	—	—	—	—	—	—	10.2	10.2	—
Net income (loss)	—	—	—	—	—	35.2	35.2	0.6	35.8	(2.6)

Balance, April 30, 2016	1,000	—	1,135.9	(36.9)	(193.0)	(1,694.8)	(788.8)	10.1	(778.7)	140.0

Equity-based compensation expense	—	—	77.4	—	—	—	77.4	—	77.4	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(92.0)	—	(92.0)	(0.4)	(92.4)	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.1	—	0.1	—	0.1	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	6.7	—	6.7	—	6.7	—
Dividend paid/accrued	—	—	(154.4)	—	—	—	(154.4)	(1.2)	(155.6)	—
Tax sharing arrangement activity, net	—	—	9.7	(22.3)	—	—	(12.6)	—	(12.6)	—
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	—	1.6	—	—	—	1.6	—	1.6	(1.6)
Equity contribution	—	—	145.0	—	—	—	145.0	—	145.0	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	—	(138.0)
Net income (loss)	—	—	—	—	—	(186.8)	(186.8)	1.0	(185.8)	(0.4)

Balance, April 30, 2017	1,000	—	1,215.2	(59.2)	(278.2)	(1,881.6)	(1,003.8)	9.5	(994.3)	—
Equity-based compensation expense	—	—	38.5	—	—	—	38.5	—	38.5	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	136.3	—	136.3	(0.3)	136.0	—
Defined benefit plan funding status, net of tax	—	—	—	—	(2.3)	—	(2.3)	—	(2.3)	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	2.8	—	2.8	—	2.8	—
Dividend paid/accrued	—	—	(73.7)	—	—	—	(73.7)	(1.5)	(75.2)	—
Tax sharing arrangement activity, net	—	—	—	0.7	—	—	0.7	—	0.7	—
Equity contribution	—	—	75.0	—	—	—	75.0	—	75.0	—
Net income (loss)	—	—	—	—	—	(192.1)	(192.1)	1.1	(191.0)	—

Balance, April 30, 2018	1,000	$—	$1,255.0	$(58.5)	$(141.4)	$(2,073.7)	$(1,018.6)	$8.8	$(1,009.8)	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended April 30,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(191.0)	$(186.2)	$33.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	261.8	232.7	243.9
Provision for doubtful accounts, billing adjustments and sales allowances	38.0	25.0	21.1
Deferred income taxes	(15.0)	(40.3)	(107.2)
Non-cash (gain) loss on foreign currency	180.4	4.2	76.5
Non-cash interest	22.6	26.3	26.1
Loss on extinguishment of debt	—	4.6	—
Equity-based compensation expense	44.3	77.4	19.7
Other	(4.8)	8.0	2.7
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	26.5	0.6	(38.2)
Accounts receivable, net	(54.9)	(56.6)	(32.3)
Income tax receivable/payable, net	(17.5)	(36.2)	20.7
Deferred revenue	65.2	74.2	58.6
Accounts payable, accrued expenses and other liabilities	(48.5)	4.1	107.5

Net cash provided by operating activities	307.1	137.8	432.3

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	(90.2)	(203.6)	(549.6)
Purchase of other investments	(0.3)	(0.1)	(25.0)
Change in restricted cash	4.4	(2.5)	(1.3)
Purchases of property, equipment and software	(97.5)	(81.2)	(65.5)

Net cash used in investing activities	(183.6)	(287.4)	(641.4)

Cash flows from financing activities:
Equity contributions	75.0	145.0	—
Dividends paid	(23.7)	(171.9)	(35.0)
Distributions under tax sharing arrangement	—	(9.1)	(13.2)
Loans to stockholders	—	—	(1.6)
Payments on capital lease obligations	(2.7)	(4.1)	(3.7)
Proceeds from issuance of debt	1,176.5	3,214.6	495.0
Payments on long-term debt	(1,198.7)	(3,272.1)	(34.2)
Deferred financing and early debt redemption fees paid	(0.7)	(1.9)	(16.5)
Purchase of noncontrolling interests	—	(138.0)	—
Deferred purchase price and contingent consideration	(41.4)	—	—
Other	(3.3)	(2.8)	(1.5)

Net cash provided by (used in) financing activities	(19.0)	(240.3)	389.3

Effect of exchange rate changes on cash and cash equivalents	7.3	(10.0)	(1.2)

Net increase (decrease) in cash and cash equivalents	111.8	(399.9)	179.0
Cash and cash equivalents at the beginning of the period	305.8	705.7	526.7

Cash and cash equivalents at the end of the period	$417.6	$305.8	$705.7

Supplemental disclosure of cash flow information
Cash paid for interest	$303.4	$280.6	$220.1
Cash paid for income taxes	$32.8	$43.3	$37.5
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations	$0.9	$1.8	$0.7

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Infor is a global provider of enterprise business applications software and services focused primarily on large enterprises and small-to-midsize companies (SMB) in many industries including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We serve customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC).

We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Our software products are often “mission critical” for many of our customers as they automate and integrate essential business processes to better manage suppliers, partners, customers, employees, and general business operations.

We specialize in and target specific industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are each built around one of our industry-specific enterprise resource planning (ERP) applications. Our horizontal applications augment the ERP to manage industry-nonspecific processes, including customer relationship management (CRM), enterprise asset management (EAM), financial management, human capital management (HCM), and supply chain management (SCM). Underlying our software suites is Infor OS, our foundational operating system that integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our suites are also integrated with our GT Nexus commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain.

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

Noncontrolling Interests

We consolidate our majority-owned subsidiaries and reflect noncontrolling interests on our Consolidated Balance Sheets for the portion of those entities that we do not own as a component of consolidated equity separate from the equity attributable to Infor, Inc.’s stockholders. The noncontrolling interests’ share in our net earnings are included in net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Operations, and their portion of comprehensive income (loss) is included in comprehensive income (loss) attributable to noncontrolling interests in our Consolidated Statements of Comprehensive Income (Loss).

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

Fiscal Year

Our fiscal year is from May 1 through April 30. Unless otherwise stated, references to fiscal 2018, 2017 and 2016 relate to our fiscal years ended April 30, 2018, 2017 and 2016, respectively. References to future years also relate to our fiscal years ending April 30.

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

On May 1, 2017, we adopted the FASB guidance on simplifying the balance sheet presentation of deferred taxes. Under this guidance, deferred tax assets and deferred tax liabilities are classified as non-current in a classified statement of financial position, amending the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts. We adopted this guidance on a prospective basis. The adoption of this guidance only impacted the presentation on our consolidated balance sheets and related disclosures and did not have an impact on our results of operations or cash flows. Prior periods were not retrospectively adjusted for the adoption of this guidance.

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

In March 2018, we adopted the FASB guidance that allows SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the enactment of the 2017 Tax Act. This guidance was issued in March 2018 and clarified the provisions of the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was issued in December 2017 and provided guidance on accounting for the tax effects of the 2017 Tax Act. The March guidance was effective upon issuance. We recognized the estimated income tax effects of the 2017 Tax Act in our Consolidated Financial Statements for fiscal 2018 in accordance with SAB 118. See Note 18, Income Taxes, for further information regarding the provisional amounts we recorded as of April 30, 2018. We continue to evaluate the impacts of the 2017 Tax Act. Any adjustments to these provisional amounts during the one-year measurement period will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

We believe that no other new accounting guidance was adopted during fiscal 2018 that would be relevant to the readers of our financial statements.

Recent Accounting Pronouncements — Not Yet Adopted

In May 2014, the FASB issued guidance on the principles for revenue recognition. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new rules establish a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance was to be effective for annual reporting periods beginning after December 15, 2016 (our fiscal 2018) and early adoption was not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date (our fiscal 2019). The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Initial adoption may be accounted for either retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initial application recognized at the date of adoption (modified retrospective). We will adopt the standard beginning in the first quarter of fiscal 2019 on May 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption. We are in the process of finalizing our evaluation of the impact of this guidance on our financial position, results of operations, and cash flows. We believe the new standard will impact the following policies and practices:

•	Software license revenue from term licenses bundled with product updates and support will be recognized upon delivery of the software and at the beginning of the license period, rather than over the term of the arrangement;

•	Accounting for deferred commissions including costs that qualify for deferral and the amortization period;

•	The removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts; and

•	The removal of the current residual method of allocating software license fees within a multiple element arrangement may impact reported revenues.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under this guidance, lessees will recognize a right-of-use asset and a lease liability on their consolidated balance sheets for leases with accounting lease terms of more than 12 months. The liability recognized will be the present value of related lease payments, subject to certain adjustments. Leases will continue to be classified as either operating or finance for income statement purposes, which will affect the pattern of expense recognition in the consolidated statements of operations. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018 (our fiscal 2020), with early adoption permitted. The standard was originally required to be adopted using the modified retrospective approach. In March 2018, the FASB approved the use of an optional transition method when adopting this guidance which allows for retrospective application with the cumulative effect of initial application recognized in the opening balance of retained earnings in the period of adoption. Under this optional method, entities would not be required to apply the new standard (including disclosure requirements) to comparative prior periods presented. We are currently evaluating how this guidance will impact our consolidated financial statements and related disclosures and evaluating the timing and method of adoption. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will have a significant impact on our assets and liabilities. We do not expect that this guidance will have a material impact on our results of operations or cash flows.

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

In February 2018, the FASB issued guidance which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of recent U.S. federal tax reforms to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 (our fiscal 2019), and interim periods therein, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

As of the date of this Annual Report, there were no other recent accounting standard updates that we have not yet adopted that we believe would have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

We generate revenues primarily by providing SaaS subscriptions and licensing software, providing software support and product updates, and providing consulting services to our customers. We record software license, product updates and support, and related service revenues in accordance with the guidance provided by ASC 985-605, Software—Revenue Recognition, and we record revenues related to non-software deliverables such as SaaS subscriptions and related service revenue in accordance with guidance provided by ASC 605, Revenue Recognition. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

Software subscriptions and license fees

Software subscriptions and license fees revenues are primarily from providing access to software products through our SaaS subscription offerings and sales of perpetual software licenses granting customers use of our software products. SaaS subscription revenues are recognized over the contract term once the software is made available for use in an environment hosted, supported, and maintained by Infor. Software license fees are recognized when the following criteria are met: 1) there is persuasive evidence of an arrangement, 2) the software product has been delivered, 3) the fees are fixed or determinable, and 4) collectability is reasonably assured.

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

Business and Asset Acquisitions

We account for business acquisitions in accordance with ASC 805, Business Combinations. ASC 805 requires recognition of the assets acquired and the liabilities assumed separately from goodwill, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made.

For a given business acquisition, certain pre-acquisition contingencies are generally identified as of the acquisition date and may extend the review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether to include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

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

In connection with the purchase price allocations for our business acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a bottom-up approach. The bottom-up approach, also referred to the cost build-up approach, relies on an estimate of the direct costs and any incremental costs (such as overhead) required to fulfill the performance obligation, plus a reasonable profit margin, to estimate fair value. The estimated direct and incremental costs are reflective of those that we would normally incur to fulfill similar obligations and do not include any costs incurred prior to the business combination or that are not needed to fulfill the obligation.

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

We account for a transaction as an asset acquisition pursuant to the provisions of ASU 2017-01, Clarifying the Definition of a Business, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2015	$7.3
Provision	8.6
Write-offs	(5.4)
Currency translation effect	(0.1)

Balance, April 30, 2016	10.4
Provision	14.7
Acquired sales reserve	0.2
Write-offs	(12.7)
Currency translation effect	(0.4)

Balance, April 30, 2017	12.2
Provision	22.5
Write-offs	(13.8)
Currency translation effect	0.4

Balance, April 30, 2018	$21.3

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

Gains or losses are reflected in results of operations upon retirement or sale of property and equipment. Property and equipment is reviewed for impairment when circumstances indicate that the carrying value of the property and equipment may not be recoverable. The carrying value of the applicable asset is compared to the undiscounted future cash flows the asset is expected to generate. If the carrying value exceeds the sum of the undiscounted future cash flows the asset is expected to generate, the asset is considered to be impaired. In this case, the difference between the carrying value and the estimated fair value, based on the discounted future cash flows the asset is expected to generate, is recognized as an impairment loss. See Note 8, Property and Equipment, for details of long-lived asset impairments.

Research and Development Costs

We account for research and development costs in accordance with the ASC 730, Research and Development. Under ASC 730, all research and development costs are expensed as incurred, with the exception of certain software development costs discussed below. Our research and development costs consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Software Development Costs

We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $3.6 million, $5.9 million and $5.4 million in fiscal 2018, 2017 and 2016, respectively. These capitalized software development costs are included in intangible assets, net, on our Consolidated Balance sheets. Amortization expense for assets capitalized totaled $4.8 million, $5.3 million and $4.7 million for fiscal 2018, 2017 and 2016, respectively. Unamortized costs capitalized totaled $4.6 million and $5.8 million as of April 30, 2018 and 2017, respectively.

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

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to seven years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations. During fiscal 2018, 2017 and 2016 we capitalized approximately $44.4 million, $47.2 million and $30.6 million, respectively, related to internal use software and recorded approximately $23.9 million, $14.9 million and $3.6 million, respectively, in related amortization expense. Unamortized costs of capitalized internal use software totaled $40.4 million and $65.8 million as of April 30, 2018 and 2017, respectively. The decrease in unamortized costs reflects the impairment charges of $45.9 million that we recorded in fiscal 2018 related to certain of our internal use capitalized software assets. See Note 8, Property and Equipment – Impairment of Capitalized Software, for details.

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

The carrying amount of intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the carrying value exceeds the sum of the undiscounted future cash flows the asset is expected to generate, the asset is considered to be impaired. In this case the difference between the carrying value and the estimated fair value, based on the discounted future cash flows the asset is expected to generate, is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2018, 2017 or 2016.

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

Annual testing for goodwill impairment may begin with a qualitative comparison of our reporting units’ fair value to their carrying value to determine if it is more-likely-than-not that the fair value is less than the carrying value and thus whether any further impairment testing is necessary. Further quantitative testing for goodwill impairment involves comparing the carrying value of a reporting unit’s net assets to the estimated fair value of the reporting unit. If the reporting unit’s carrying value exceeds its estimated fair value, the reporting unit is considered to be impaired, and this difference is recognized as an impairment loss.

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

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2018, 2017 and 2016 indicated no impairment of goodwill. See Note 4, Goodwill.

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

In fiscal 2016, we acquired a 16.67% equity interest in LogicBlox-Predictix Holdings, Inc. (Predictix), for $25.0 million pursuant to the Stock Purchase Agreement dated as of January 18, 2016, by and among Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, and Predictix and the stockholder parties signatory thereto (the Predictix Stock Purchase Agreement). We accounted for our investment in Predictix under the cost method in accordance with applicable accounting principles as we did not have significant influence over Predictix. As of April 30, 2016, our investment in Predictix had a carrying value of approximately $25.0 million. On June 27, 2016, we acquired the remaining issued and outstanding capital stock of Predictix and we discontinued the cost method accounting treatment from that date forward. See Note 3, Acquisitions - Fiscal 2017.

Deferred Financing Fees

Deferred financing fees, net of amortization, related to our term loans and senior notes are reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, deferred financing fees, net of amortization, related to our revolving credit facility are included in other assets. Deferred financing fees include direct financing fees, bank origination fees, amendment fees, legal and other fees incurred in obtaining and/or amending term and facility debt obligations. These deferred costs are being amortized using the effective interest method over the expected life of the related debt obligation and such amortization is included in interest expense, net in our Consolidated Statements of Operations. Over the past few fiscal years, we have capitalized deferred financing fees related to refinancing our first lien term loans, refinancing our senior notes, and amending and obtaining new term debt under our credit arrangements, and we wrote off certain unamortized deferred financing fees in conjunction with these financing activities. See Note 12, Debt—Deferred Financing Fees, and Loss on Extinguishment of Debt.

Lease Obligations

We recognize lease obligations with scheduled rent increases over the terms of the leases on a straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of April 30, 2018 and 2017, we had total deferred rent liabilities of $26.4 million and $26.3 million, respectively. The current and non-current portions of our deferred rent liabilities are included in accrued expenses and other long-term liabilities, respectively, on our Consolidated Balance Sheets. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies - Leases.

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

We use interest rate swaps to limit our exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. Interest rate swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. These cash flow hedges are typically designated as accounting hedges until the time the underlying hedged instrument changes. Individual swaps are designated as hedges of our variable rate debt. The periodic settlement of our interest rate swaps are recorded as interest expense in our Consolidated Statements of Operations. We entered into the interest rate swaps for hedging purposes only and not for trading or speculation.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange loss of $181.1 million, a net loss of $4.0 million and a net loss of $76.1 million, in fiscal 2018, 2017 and 2016, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2016	$(167.4)	$(16.1)	$(9.5)	$(193.0)
Other comprehensive income (loss)	(92.4)	0.1	6.7	(85.6)
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.4	—	—	0.4

Other comprehensive income (loss) attributable to Infor, Inc.	(92.0)	0.1	6.7	(85.2)

Balance, April 30, 2017	(259.4)	(16.0)	(2.8)	(278.2)
Other comprehensive income (loss)	136.0	(2.3)	2.8	136.5
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3

Other comprehensive income (loss) attributable to Infor, Inc.	136.3	(2.3)	2.8	136.8

Balance, April 30, 2018	$(123.1)	$(18.3)	$—	$(141.4)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.5 million, $3.4 million and $4.0 million as of April 30, 2018, 2017, and 2016, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million and $5.9 million as of April 30, 2017 and 2016, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2018
Foreign currency translation adjustment	$136.0	$—	$136.0
Change in funded status of defined benefit plans	(1.7)	0.1	(1.6)
Derivative instruments unrealized gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.5)	—	(0.5)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	4.7	(1.8)	2.9

Other comprehensive income (loss)	$138.2	$(1.7)	$136.5

Fiscal 2017
Foreign currency translation adjustment	$(92.4)	$—	$(92.4)
Change in funded status of defined benefit plans	1.4	(0.6)	0.8
Derivative instruments unrealized gain (loss)	(0.9)	0.4	(0.5)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.6)	—	(0.6)
Amortization of prior service cost - defined benefit plans (1)	(0.1)	—	(0.1)
Amortization of derivative instruments unrealized loss	11.7	(4.5)	7.2

Other comprehensive income (loss)	$(80.9)	$(4.7)	$(85.6)

Fiscal 2016
Foreign currency translation adjustment	$43.6	$—	$43.6
Change in funded status of defined benefit plans	1.7	(0.6)	1.1
Derivative instruments unrealized gain (loss)	(6.4)	2.5	(3.9)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.7)	—	(0.7)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	11.8	(4.6)	7.2

Other comprehensive income (loss)	$49.8	$(2.7)	$47.1

(1)	Amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit plan adjustments were included in the respective categories of operating expenses in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans - Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statements of Operations. For fiscal 2018, 2017 and 2016, advertising expenses were $17.4 million, $14.6 million and $16.5 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at April 30, 2018 or 2017. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2018, 2017 or 2016.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2018, 2017 and 2016, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

U.S. Federal Tax Reform

In December 2017, the U.S. government enacted comprehensive tax reform legislation commonly known as the Tax Cuts and Jobs Act (the 2017 Tax Act) that instituted fundamental changes to the taxation of multinational corporations. See Note 18, Income Taxes.

Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values. We recognize the effect of forfeitures when they occur. All equity-based payments are based upon equity issued by parent companies of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected stock compensation expense related to our parent companies’ equity grants. The fair value of the equity-based awards is recorded as compensation expense within our results of operations over the applicable vesting periods with an offset to additional paid-in capital for equity-classified awards, and to accrued expenses and other long-term liabilities for liability-classified awards. See Note 16, Share Purchase and Option Plans, for additional information on our equity-based compensation plans.

We utilize the Option-Pricing Method to estimate the fair value of our parent companies’ equity awards. This approach models the various classes of equity securities as a series of call options on our total equity. The exercise price of the call options is derived based on the distribution waterfall of the issuing entity. Assumptions utilized under the Option–Pricing Method include: (a) stock price, derived from the estimated fair value of our parent company’s total equity, (b) time to expiration, derived from the expected time to a potential liquidity event, (c) risk- free interest rate, derived from the U.S. Treasury rate over the expected time to expiration, (d) expected dividend yield and (e) expected volatility of the total equity value. The following is a summary of the weighted average assumptions used in estimating the fair value of equity awards granted in the periods indicated and the resulting fair values of such awards.

	Year Ended April 30,
	2018	2017	2016
Expected term (years)	2.00	2.00	2.00
Risk-free interest rate	1.39%	0.59%	0.68%
Dividend yield	0.00%	0.00%	0.00%
Volatility	60.00%	55.00%	50.02%
Weighted average fair value per unit granted	$0.16	$9.30	$8.67

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended April 30,
(in millions)	2018	2017	2016
Cost of SaaS subscriptions	$0.4	$0.5	$—
Cost of product updates and support fees	1.5	3.2	0.3
Cost of consulting services and other fees	2.3	4.1	—
Sales and marketing	17.9	33.0	2.3
Research and development	6.8	10.6	11.5
General and administrative	15.4	35.3	5.6

Total	$44.3	$86.7	$19.7

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

3. Acquisitions

The operating results related to our acquisitions have been included in our Consolidated Financial Statements from their respective acquisition dates. The following is a summary of our significant business and asset acquisitions.

Fiscal 2018

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma®, for $27.9 million, including contingent consideration of $8.1 million. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which will be marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complements and further expands Infor CloudSuite Retail and our supply chain management offerings. We have recorded approximately $27.9 million of identifiable intangible assets related to this acquisition of existing technology, which is being amortized over the estimated useful live of three years.

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $68.5 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the purchase (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met during the 2017 and 2018 calendar years. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization with approximately 260 employees and more than 300 customers worldwide. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provides Infor a cloud BI platform which will significantly expand our analytical applications. The Birst Acquisition was partially funded through new capital contributions made to an affiliate of Infor’s parent company by certain of our equity holders, an affiliate of Koch Industries, Inc. (Koch Industries), investment funds affiliated with Golden Gate Capital, and our senior executives. See Note 21, Related Party Transactions - Equity Contributions.

We have recorded approximately $31.5 million of identifiable intangible assets and $44.0 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and five years, respectively. We have determined that the goodwill arising from the Birst Acquisition will not be deductible for tax purposes.

Our estimates of fair value and resulting allocation of purchase price related to the Birst Acquisition are preliminary as of April 30, 2018. We are in the process of finalizing the valuation of certain assets and liabilities, and as a result the final allocation of the adjusted purchase price may differ from the information presented in these Consolidated Financial Statements.

The Birst Acquisition was not significant for financial reporting purposes, and the related results were not material to our results for fiscal 2018. Transaction and merger-related integration costs of approximately $20.8 million associated with the Birst Acquisition were expensed as incurred and are reflected in our results of operations for fiscal 2018, in acquisition-related and other costs.

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

Starmount

On August 2, 2016, we acquired Starmount, Inc. (Starmount) for $62.1 million, net of cash acquired and including contingent consideration of $9.7 million recorded at the time of the purchase (the Starmount Acquisition). Included in the purchase price is $23.4 million of deferred consideration, which reflects the present value of a deferred payment of $25.0 million which was paid on the first anniversary of the closing date of the Starmount Acquisition. The total purchase price may also include up to an additional $10.3 million if certain future performance conditions are met. Based in Austin, Texas, Starmount is a modern store systems provider serving large and mid-market retailers. Starmount is an innovative mobile-first company providing point-of-sale, mobile shopping assistant, and store inventory management products along with a data-rich commerce hub to engage shoppers, streamline operations, and support consistent cross-channel customer interactions. The Starmount Acquisition enabled us to accelerate delivery of our Infor CloudSuite Retail suite of enterprise applications.

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

Predictix

On June 27, 2016, we acquired the remaining issued and outstanding capital stock in LogicBlox-Predictix Holdings, Inc., for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This is in addition to the 16.67% equity interest we acquired in the third quarter of fiscal 2016 for $25.0 million. See Note 2, Summary of Significant Accounting Policies - Cost Method Investments. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to Infor’s parent company by its current equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners. See Note 21, Related Party Transactions- Equity Contributions.

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

In the second quarter of fiscal 2017 we exercised our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to the GT Nexus Acquisition, which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of $138.0 million. With our purchase of this remaining interest, GT Nexus became a wholly owned subsidiary of the Company. Accordingly, we did not present the redeemable noncontrolling interest on our Condensed Consolidated Balance Sheets as of April 30, 2018 and 2017. See Note 1, Nature of Business and basis of Presentation – Noncontrolling Interests, and Note 22, Supplemental Guarantor Financial Information.

Platform Settlement Services, LLC (PSS), a wholly owned subsidiary which we acquired in the GT Nexus Acquisition in fiscal 2016, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between GT Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding such funds to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $25.6 million and $46.9 million at April 30, 2018 and 2017, respectively.

Contingent Consideration

The agreements related to certain of our acquisitions include contingent consideration provisions. For business acquisitions, the change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. For asset acquisitions, any such changes are recorded against the cost basis of the asset or assets acquired.

The purchase consideration related to certain of our acquisitions include additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. During fiscal 2018, we paid contingent consideration of $18.3 million under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $81.5 million. As of April 30, 2018, and April 30, 2017, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $12.4 million and $25.5 million, respectively.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for the periods indicated:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2016	$1,259.1	$2,844.5	$294.4	$4,398.0
Goodwill acquired	155.5	6.5	44.5	206.5
Currency translation effect	(25.1)	(83.2)	(8.2)	(116.5)

Balance, April 30, 2017	1,389.5	2,767.8	330.7	4,488.0
Goodwill acquired	44.0	0.2	0.1	44.3
Currency translation effect	25.0	84.9	8.3	118.2

Balance, April 30, 2018	$1,458.5	$2,852.9	$339.1	$4,650.5

Goodwill acquired during fiscal 2018 totaled $44.3 million and primarily related to the Birst Acquisition. Goodwill acquired during fiscal 2017 totaled $206.5 million and primarily related to the Predictix Acquisition and the Starmount Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2018, as of September 30, 2017. This assessment did not indicate any potential impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of April 30, 2018. The results of the annual tests performed in fiscal 2017 and 2016 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, contingent consideration, and derivative instruments. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of April 30, 2018 and 2017:

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.4	$12.4

Total	$—	$—	$12.4	$12.4

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$25.5	$25.5
Derivative instruments	—	4.6	—	4.6

Total	$—	$4.6	$25.5	$30.1

Contingent consideration relates to certain of our acquisitions. The estimated fair value of the contingent consideration is based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services, license and SaaS revenues, the ratio of EBITDA to total revenue, and the level of EBITDA. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. The contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets. In future periods, until settled, we will remeasure the estimated fair value of the contingent consideration liabilities. For business acquisitions, the change in estimated fair value in the related liabilities will be included in acquisition-related and other costs in our Consolidated Statements of Operations. For asset acquisitions, any such changes will be recorded against the cost basis of the asset or assets acquired as reflected on our Consolidated Balance Sheets. See Note 3, Acquisitions.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2018 or 2017. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2015	$—
Total (gain) loss recorded in earnings	1.7

Balance, April 30, 2016	1.7
Contingent consideration	17.2
Total (gain) loss recorded in earnings	7.0
Currency translation effect	(0.4)

Balance, April 30, 2017	25.5
Contingent consideration	8.4
Total (gain) loss recorded in earnings	(3.6)
Settlements	(18.3)
Currency translation effect	0.4

Balance, April 30, 2018	$12.4

In addition to the financial assets and liabilities included in the above table, certain non-financial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of April 30, 2018, we had not recorded any impairment related to such assets and had no other material non-financial assets or liabilities requiring adjustments or write-downs to their current fair value, except for the impairment of certain of our capitalized software costs discussed below in Note 8, Property and Equipment.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of April 30, 2018 and 2017, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At April 30, 2018 and 2017, the total carrying value of our long-term debt was approximately $5.8 billion and $5.7 billion, respectively, and the fair value of our long-term debt was approximately $6.0 billion and $5.8 billion, respectively.

6. Cash, Cash Equivalents and Restricted Cash

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

Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value. At April 30, 2018 and 2017, our total restricted cash balance was $12.1 million and $13.3 million, respectively.

The following is a summary of our cash and cash equivalents for the periods indicated:

	April 30,
(in millions)	2018	2017
Cash	$417.6	$305.8
Cash equivalents	—	—

Total cash and cash equivalents	$417.6	$305.8

7. Accounts Receivable

Accounts receivable, net is comprised of the following for the periods indicated:

	April 30,
(in millions)	2018	2017
Accounts receivable	$462.5	$408.9
Unbilled accounts receivable	63.5	53.1
Less: allowance for doubtful accounts	(20.1)	(15.4)

Accounts receivable, net	$505.9	$446.6

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date.

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2015	$11.9
Provision	12.5
Write-offs and recoveries	(10.7)
Currency translation effect	(0.2)

Balance, April 30, 2016	13.5
Provision	10.3
Write-offs and recoveries	(8.0)
Currency translation effect	(0.4)

Balance, April 30, 2017	15.4
Provision	15.5
Write-offs and recoveries	(11.3)
Currency translation effect	0.5

Balance, April 30, 2018	$20.1

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	April 30,		Useful Lives
(in millions)	2018	2017	(in years)
Land, buildings and leasehold improvements	$100.8	$103.4	1–36
Computer equipment and software	269.3	261.7	1–7
Other equipment, furniture and fixtures	37.6	47.4	1–13
Equipment under capital leases	9.7	10.9

Total property and equipment	417.4	423.4
Less: accumulated depreciation and amortization	(256.5)	(261.9)

Property and equipment, net	$160.9	$161.5

Total depreciation expense related to our property and equipment for fiscal 2018, 2017 and 2016 was $106.5 million, $44.8 million and $33.3 million, respectively.

Amortization expense for equipment under capital leases included in the total expense above was $2.5 million, $4.1 million and $3.8 million for fiscal 2018, 2017 and 2016, respectively. Accumulated amortization for equipment under capital leases was $7.4 million and $7.3 million as of April 30, 2018 and 2017, respectively.

We have asset retirement obligations related to certain of our leased facilities. The accrued asset retirement obligations at April 30, 2018 and 2017, were $10.1 million and $8.5 million, respectively.

Impairment of Capitalized Software

We capitalize certain costs related to our software developed or obtained for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software. We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable.

During fiscal 2018, changes in facts and circumstances associated with a shift in strategic focus and reduced profitability expectations for certain of our Infor CloudSuite Retail offerings triggered an analysis of the capitalized costs related to these offerings. As a result of this analysis, we determined that the carrying value of these assets was not fully recoverable and we recorded impairment charges of $45.9 million during fiscal 2018, which reduced their carrying value to $12.4 million. The impairment charges were recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations. We did not recognize any impairment charges related to our internal use capitalized software assets during fiscal 2017 or fiscal 2016. The adjusted carrying value of these long-lived assets is included in computer equipment and software in the above table.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	April 30, 2018			April 30, 2017
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,061.8	$1,518.9	$542.9	$2,003.7	$1,374.4	$629.3	2 - 15
Acquired and developed technology	1,204.1	1,062.8	141.3	1,130.7	991.2	139.5	1 - 11
Tradenames	140.8	137.0	3.8	137.7	131.9	5.8	1 - 20
Acquired favorable leases	2.2	0.4	1.8	—	—	—	5

Total	$3,408.9	$2,719.1	$689.8	$3,272.1	$2,497.5	$774.6

(1)	Net intangible assets increased from April 30, 2017 to April 30, 2018, by approximately $5.8 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended April 30,
(in millions)	2018	2017	2016
Customer contracts and relationships	$103.8	$105.4	$139.7
Acquired and developed technology	47.7	79.7	69.4
Tradenames	3.4	2.8	1.5
Acquired favorable leases	0.4	—	—

Total	$155.3	$187.9	$210.6

The estimated future annual amortization expense related to these intangible assets as of April 30, 2018, was as follows:

(in millions)
Fiscal 2019	$144.5
Fiscal 2020	132.3
Fiscal 2021	120.7
Fiscal 2022	70.2
Fiscal 2023	54.2
Thereafter	167.9

Total	$689.8

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	April 30,
(in millions)	2018	2017
Compensation and employee benefits	$181.4	$185.7
Taxes other than income	31.4	24.4
Royalties and partner commissions	41.3	44.9
Litigation	7.0	2.5
Professional fees	12.4	38.6
Subcontractor expense	7.2	8.7

Interest	70.9	77.4
Restructuring	11.2	16.5
Asset retirement obligations	1.9	1.7
Deferred rent	3.9	3.6
Deferred acquisition payment	4.3	41.1
Other	80.0	32.9

Accrued expenses	$452.9	$478.0

Included above in other accrued expenses as of April 30, 2018, was approximately $50.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt and funding of an affiliate of the parent company of Infor’s equity distributions to members of our executive management team under certain of their equity awards. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Fiscal 2018 Restructuring Charges

During fiscal 2018, we incurred restructuring costs of $18.0 million related to employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During fiscal 2018, we made cash payments of approximately $10.1 million related to these actions. We expect to complete the remainder of these actions in fiscal 2019.

Fiscal 2018 Acquisition-Related Charges

During fiscal 2018, we incurred restructuring costs of $0.2 million in employee severance costs related to the Birst Acquisition and we made cash payments of approximately $0.2 million. Actions related to these restructuring activities have been completed.

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. We recorded restructuring cost reversals of $0.5 million and we made cash payments of $13.0 million during fiscal 2018 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2017 acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2018, we recorded restructuring cost reversals of $0.1 million and we made cash payments of $0.3 million related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2016 Restructuring Charges

During fiscal 2016, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. During fiscal 2018 we recorded restructuring costs of $0.2 million and we made cash payments of $1.6 million related to these actions. During fiscal 2016, we engaged an outside consulting firm to provide restructuring advisory services focusing on all areas of our operations. These efforts resulted in the charges taken in fiscal 2017 and 2016. Actions related to these restructuring activities have been completed.

Fiscal 2016 Acquisition-Related Charges

During fiscal 2016, we incurred acquisition-related restructuring costs primarily related to the operations of GT Nexus that we acquired in the second quarter of fiscal 2016. These acquisition-related restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2018, we recorded restructuring costs of $0.9 million and we made cash payments of $1.2 million related to these actions. Actions related to these restructuring activities have been completed.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2016, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. During fiscal 2018, we recorded net restructuring cost reversals of $0.1 million related to these previous acquisition-related actions. The remaining accruals associated with these prior restructuring charges relate to contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following tables summarize the accrued restructuring costs at April 30, 2018, 2017, and 2016. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect).

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2017	Costs	Expense	Effect	Payments	2018	to Date	Costs
Fiscal 2018 restructuring
Severance	$—	$17.5	$—	$0.1	$(9.8)	$7.8	$17.5	$17.5
Facilities and other	—	0.5	—	0.1	(0.3)	0.3	0.6	0.6

Total fiscal 2018 restructuring	—	18.0	—	0.2	(10.1)	8.1	18.1	18.1

Fiscal 2018 acquisition-related
Severance	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2018 acquisition-related	—	0.2	—	—	(0.2)	—	0.2	0.2

Fiscal 2017 restructuring
Severance	13.1	—	(0.9)	0.6	(11.7)	1.1	36.6	36.6
Facilities and other	1.9	—	0.4	—	(1.3)	1.0	2.9	2.9

Total fiscal 2017 restructuring	15.0	—	(0.5)	0.6	(13.0)	2.1	39.5	39.5

Fiscal 2017 acquisition-related
Facilities and other	0.5	—	(0.1)	—	(0.3)	0.1	0.6	0.6

Total fiscal 2017 acquisition-related	0.5	—	(0.1)	—	(0.3)	0.1	0.6	0.6

Fiscal 2016 restructuring
Severance	0.8	—	(0.1)	—	(0.4)	0.3	15.8	15.8
Facilities and other	2.5	—	0.3	—	(1.2)	1.6	5.7	5.7

Total fiscal 2016 restructuring	3.3	—	0.2	—	(1.6)	1.9	21.5	21.5

Fiscal 2016 acquisition-related
Facilities and other	2.5	—	0.9	—	(1.2)	2.2	5.5	5.5

Total fiscal 2016 acquisition-related	2.5	—	0.9	—	(1.2)	2.2	5.5	5.5

Previous acquisition-related
Severance	0.1	—	(0.1)	—	—	—	40.4	40.4

Total previous acquisition-related	0.1	—	(0.1)	—	—	—	40.4	40.4

Total restructuring	$21.4	$18.2	$0.4	$0.8	$(26.4)	$14.4	$125.8	$125.8

			Adjustment to Costs						Total
	Balance				Foreign		Balance	Total Costs	Expected
	April 30,	Initial			Currency	Cash	April 30,	Recognized	Program
(in millions)	2016	Costs	Expense	Other	Effect	Payments	2017	to Date	Costs
Fiscal 2017 restructuring
Severance	$—	$37.5	$—	$—	$(0.7)	$(23.7)	$13.1	$37.5	$37.5
Facilities and other	—	2.0	—	0.5	—	(0.6)	1.9	2.6	2.6

Total fiscal 2017 restructuring	—	39.5	—	0.5	(0.7)	(24.3)	15.0	40.1	40.1

Fiscal 2017 acquisition-related
Severance	—	0.7	—	—	—	(0.7)	—	0.7	0.7
Facilities and other	—	0.7	—	—	—	(0.2)	0.5	0.7	0.7

Total fiscal 2017 acquisition-related	—	1.4	—	—	—	(0.9)	0.5	1.4	1.4

Fiscal 2016 restructuring
Severance	11.1	—	(2.2)	(0.7)	(0.4)	(7.0)	0.8	15.9	15.9
Facilities and other	4.0	—	—	0.7	—	(2.2)	2.5	5.4	5.4

Total fiscal 2016 restructuring	15.1	—	(2.2)	—	(0.4)	(9.2)	3.3	21.3	21.3

Fiscal 2016 acquisition-related
Severance	0.7	—	—	—	—	(0.7)	—	1.3	1.3
Facilities and other	3.1	—	1.0	(0.1)	—	(1.5)	2.5	4.6	4.6

Total fiscal 2016 acquisition-related	3.8	—	1.0	(0.1)	—	(2.2)	2.5	5.9	5.9

Previous restructuring
Severance	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Total previous restructuring	0.5	—	(0.2)	—	—	(0.3)	—	22.7	22.7

Previous acquisition-related
Severance	0.1	—	—	—	—	—	0.1	40.5	40.5
Facilities and other	0.3	—	—	—	—	(0.3)	—	4.0	4.0

Total previous acquisition-related	0.4	—	—	—	—	(0.3)	0.1	44.5	44.5

Total restructuring	$19.8	$40.9	$(1.4)	$0.4	$(1.1)	$(37.2)	$21.4	$135.9	$135.9

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2015	Costs	Expense	Effect	Payments	2016	to Date	Costs
Fiscal 2016 restructuring
Severance	$—	$18.9	$—	$0.2	$(8.0)	$11.1	$18.9	$18.9
Facilities and other	—	4.7	—	—	(0.7)	4.0	4.6	4.6

Total fiscal 2016 restructuring	—	23.6	—	0.2	(8.7)	15.1	23.5	23.5

Fiscal 2016 acquisition-related
Severance	—	1.3	—	—	(0.6)	0.7	1.3	1.3
Facilities and other	—	3.3	—	0.5	(0.7)	3.1	3.7	3.7

Total fiscal 2016 acquisition-related	—	4.6	—	0.5	(1.3)	3.8	5.0	5.0

Previous restructuring
Severance	2.8	—	(0.4)	—	(1.9)	0.5	41.6	41.6
Facilities and other	0.3	—	0.1	—	(0.4)	—	2.2	2.2

Total previous restructuring	3.1	—	(0.3)	—	(2.3)	0.5	43.8	43.8

Previous acquisition-related
Severance	0.4	—	(0.1)	(0.2)	—	0.1	40.5	40.5
Facilities and other	0.4	—	0.2	0.2	(0.5)	0.3	4.0	4.0

Total previous acquisition-related	0.8	—	0.1	—	(0.5)	0.4	44.5	44.5

Total restructuring	$3.9	$28.2	$(0.2)	$0.7	$(12.8)	$19.8	$116.8	$116.8

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2018, 2017 and 2016 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Year Ended April 30,
(in millions)	2018	2017	2016
License	$6.6	$5.3	$7.5
Maintenance	0.7	7.9	4.3
Consulting	5.3	9.7	4.6
General and administrative and other functions	6.0	16.6	11.6

Total restructuring costs	$18.6	$39.5	$28.0

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2018			April 30, 2017
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,125.6	$2,075.8	4.65%	$2,147.1	$2,084.9	3.90%
First lien Euro Term B-1 due February 1, 2022	—	—	—	1,089.7	1,082.8	3.75%
First lien Euro Term B-2 due February 1, 2022	1,207.0	1,201.5	3.25%	—	—	—
5.75% first lien senior secured notes due August 15, 2020	500.0	489.3	5.75%	500.0	485.0	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,622.6	6.50%	1,630.0	1,621.1	6.50%
5.75% senior notes due May 15, 2022	422.7	419.1	5.75%	381.4	377.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(77.0)	—		(97.3)	—

Total long-term debt	5,808.3	5,808.3		5,650.9	5,650.9
Less: current portion	(42.5)	(42.5)		(32.4)	(32.4)

Total long-term debt - non-current	$5,765.8	$5,765.8		$5,618.5	$5,618.5

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2018, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

The weighted average contractual interest rate related to our long-term debt at April 30, 2018 and 2017, was 5.05% and 4.89%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of April 30, 2018:

(in millions)
Fiscal 2019	$42.5
Fiscal 2020	24.6
Fiscal 2021	533.6
Fiscal 2022	3,231.9
Fiscal 2023	2,052.7
Thereafter	—

Total	$5,885.3

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments. The most recent amendments are described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,332.6 million as of April 30, 2018, including the Tranche B-6 Term Loan of $2,125.6 million and the Euro Tranche B-2 Term Loan of €999.5 million ($1,207.0 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2018, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2018, $11.0 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $109.0 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2018:

•	Adjusted LIBOR is defined as the London interbank offered rate for the applicable currency, adjusted for statutory reserve requirements; provided, the Adjusted LIBOR for the Tranche B-6 Term Loan and the Euro Tranche B-2 Term Loan will at no time be less 1.00% per annum. The Adjusted LIBOR margin with respect to the Tranche B-6 Term Loan is 2.75% per annum. The Adjusted LIBOR margin with respect to the Euro Tranche B-2 Term Loan is 2.25% per annum.

•	ABR is defined as the highest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0% per annum, provided that ABR for the Tranche B-6 Term Loans will at no time be less than 2.00% per annum. The ABR margin is 1.75% per annum.

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

Amendments to the Credit Agreement

On February 23, 2018, we entered into Amendment No. 10 to the Credit Agreement (as amended). This amendment provided for, among other modifications to the Credit Agreement as set forth therein, an extension of approximately three years of the maturity date for the Revolver under the Credit Agreement from April 5, 2019, to February 1, 2022.

On November 22, 2017, we entered into Amendment No. 9 to our Credit Agreement (as amended), with Bank of America, N.A., as administrative agent, and certain other existing and new lenders. This amendment provided for, among other modifications to the Credit Agreement, the refinancing of the outstanding balance of our first lien Euro Tranche B-1 Term Loan with the proceeds of a new €1,002.0 million term loan (the Euro Tranche B-2 Term Loan).

Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.00%. This was a 50 basis point reduction in the effective rate related to the Euro Tranche B-2 Term Loan as compared to the Euro Tranche B-1 Term Loan discussed below. The Euro Tranche B-2 Term Loan matures on February 1, 2022, which is unchanged compared to the original maturity date of the Euro Tranche B-1 Term Loan.

Proceeds from the Euro Tranche B-2 Term Loan were used to refinance the outstanding principal of our Euro Tranche B-1 Term Loan, together with accrued and unpaid interest and applicable fees.

On February 6, 2017, we entered into Amendment No. 8 to our Credit Agreement (as amended). This amendment provided for the refinancing of all the outstanding balances of our first lien term loans including our Tranche B-3 Term Loan, our Tranche B-5 Term Loan, and our Euro Tranche B Term Loan, with the proceeds of a new $2,147.1 million Tranche B-6 Term Loan and a new €1,000.0 million Euro Tranche B-1 Term Loan.

Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.00%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.00%. There was no change in the effective rate related to the Tranche B-6 Term Loan as compared to the Tranche B-3 Term Loan and the Tranche B-5 Term Loan. Interest on the Euro Tranche B-1 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.00%. This was a reduction in our effective rate related to the Euro Tranche B-1Term Loan as compared to the Euro Tranche B Term Loan which was based on an Adjusted LIBOR rate plus a margin of 3.00% per annum, with an Adjusted LIBOR floor of 1.00% per annum. Both the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan mature on February 1, 2022, which was an extension of approximately 20 months compared to the original maturity dates of the Tranche B-3 Term Loan, the Tranche B-5 Term Loan, and the Euro Tranche B Term Loan. This amendment also amended the Credit Agreement to, among other things, revise the definition of adjusted EBITDA to include the changes in deferred revenue related to our SaaS subscriptions.

Proceeds from the Tranche B-6 Term Loan and the Euro Tranche B-1 Term Loan were used to refinance the principal of all of our then outstanding first lien term loans, together with accrued and unpaid interest and applicable fees.

On August 15, 2016, we entered into Amendment No. 7 to our Credit Agreement (as amended). This amendment provided for, among other modifications to the Credit Agreement as set forth therein, a two-year extension of the maturity date for the Revolver under the Credit Agreement to April 5, 2019, as well as a reduction in the aggregate size of the Revolver from $150.0 million to $120.0 million, with commensurate reductions in related sublimits.

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

Proceeds from the issuance of the 6.5% and 5.75% Senior Notes were used to repay the then outstanding balances of our 9  3/8%, 10.0% and 11.5% Senior Notes, issued in fiscal 2012, including applicable redemption premiums thereon, accrued and unpaid interest, and to pay related transaction fees and expenses.

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

Unrestricted Subsidiary

As of April 30, 2018, we did not have any “Unrestricted Subsidiaries” as defined by the Credit Agreement and the indentures governing our Senior Notes and Senior Secured Notes.

Deferred Financing Fees, Debt Discounts and Premiums

As of April 30, 2018 and 2017, deferred financing fees, net of amortization, related to our term loans and senior notes of $62.9 million and $78.9 million, respectively, were reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to our Revolver of $1.3 million and $1.2 million as of April 30, 2018 and 2017, respectively, which were reflected on our Consolidated Balance Sheets in other assets. For fiscal 2018, 2017 and 2016, we amortized $16.6 million, $20.0 million and $20.0 million, respectively, in deferred financing fees which are included in interest expense, net in our Consolidated Statements of Operations.

In fiscal 2017, we capitalized as deferred financing fees $1.1 million in fees, paid in conjunction with the Eighth Amendment to the Credit Agreement. In fiscal 2016, we capitalized as deferred financing fees $16.5 million in fees paid in conjunction with the issuance of our 5.75% Senior Secured Notes. Our deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method.

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

In addition to the deferred financing fees, we have recorded debt discounts, net of premiums and accumulated amortization, of $14.1 million and $18.4 million as a direct reduction of the carrying amount of our long-term debt as of April 30, 2018 and 2017, respectively.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, will accrue at a rate of 7.125% per annum. PIK interest on the notes will accrue at a rate of 7.875% per annum. As of April 30, 2018 and 2017, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. Since inception, HoldCo has elected to pay interest due related to the HoldCo notes in cash and we have funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

13. Common Stock

As of April 30, 2018 and 2017, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of April 30, 2018, Koch Industries, Golden Gate Capital and Summit Partners have voting control of the Company equal to approximately 45.0%, 42.7% and 12.3%, respectively. These ownership percentages are based on investments in IGS Holdings LP (IGS Holdings, an affiliate of the parent company of Infor) held by an affiliate of Koch Equity Development LLC (KED) and investment funds affiliated with Golden Gate Capital and Summit Partners.

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

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $61.2 million, $56.9 million and $54.1 million for fiscal 2018, 2017 and 2016, respectively.

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

The future minimum lease payments under our capital and operating leases as of April 30, 2018, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2019	$1.7
Fiscal 2020	0.9
Fiscal 2021	0.8
Fiscal 2022	4.6
Fiscal 2023	—
Thereafter	—

Total minimum capital lease payments	8.0
Less: amounts representing interest	(0.8)

Present value of net minimum obligations	7.2
Less: current portion	(1.4)

Long-term capital lease obligations	$5.8

Operating Lease Obligations

(in millions)
Fiscal 2019	$57.6
Fiscal 2020	48.9
Fiscal 2021	41.5
Fiscal 2022	35.6
Fiscal 2023	25.7
Thereafter	52.4

Total minimum operating lease payments	$261.7

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of April 30, 2018 and 2017, we had accrued $49.2 million and $2.5 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November- December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. Infor disputes the judgment and will pursue an appeal where it will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of April 30, 2018, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of April 30, 2018 and 2017.

15. Derivative Financial Instruments

In fiscal 2014, we entered into certain interest rate swaps with notional amounts totaling $945.0 million to limit our exposure to floating interest rate risk related to a significant portion of the outstanding balance of our Term Loans. See Note 12, Debt. We entered into these interest rate swaps to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We designated these instruments as cash flow hedges upon initiation and they were highly effective from their inception to maturity. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term which expired on September 29, 2017, and had a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

	Notional	Derivative	Balance Sheet	Fair Value at April 30,
(in millions, except percentages)	Amount	Base	Classification	2018	2017
Accounting cash flow hedges:
Interest rate swap	$425.3	2.4725%	Accrued expenses	$—	$(2.0)
Interest rate swap	212.6	2.4740%	Accrued expenses	—	(1.1)
Interest rate swap	212.6	2.4750%	Accrued expenses	—	(1.1)
Interest rate swap	94.5	2.4725%	Accrued expenses	—	(0.4)

Total	$945.0		Total liabilities	$—	$(4.6)

The following table presents the before-tax impact of the derivative financial instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Year Ended April 30,
(in millions)	Operations Location	2018	2017	2016
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$(0.1)	$(0.9)	$(6.4)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$4.7	$11.7	$11.8

We have no other derivatives instruments designated as accounting hedges and no derivatives that are not designated as hedging instruments. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of April 30, 2018, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next twelve months.

16. Share Purchase and Option Plans

Infor Class C Management Incentive Units

Commencing in fiscal 2012, from time to time, Infor Enterprise has granted equity awards, primarily Management Incentive Units (MIUs), to certain employees pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs were for Class C non-voting units (Infor Enterprise MIUs) and were granted with vesting schedules ranging from immediate vesting to four years of service.

The provisions of the Infor Enterprise Agreement and MIU agreements stipulated that if employees were no longer employed by Infor or any of its subsidiaries for any reason (including, but not limited to, death or disability), all unvested Infor Enterprise MIUs held by such employee would automatically expire and be forfeited to Infor. For grants to certain employees, Infor had the ability to repurchase applicable Infor Enterprise MIUs pursuant to the awards’ provisions upon their termination of employment with Infor. The repurchase commenced upon the later of 1) the termination date and 2) the 181st day following the date upon which the MIUs subject to such repurchase had become vested. Infor could elect to repurchase all or any portion of the applicable MIUs, in the event of the employee’s resignation, termination for cause, or participation in a competitive activity, at a price equal to the lower of the original cost or the fair market value of the MIUs being repurchased. If the employee left Infor under any other circumstances, such as through involuntary termination, without cause or upon death, the repurchase option would be for fair market value, defined in the Infor Enterprise Agreement as the amount to which the holder of the applicable MIUs would be entitled to receive if the Company’s assets were liquidated in accordance with the Infor Enterprise Agreement (as in effect immediately prior to such liquidation) and applicable law, and the proceeds of such liquidation were applied and distributed pursuant to Infor Enterprise Agreement (as in effect immediately prior to such liquidation).

These repurchase features applicable to certain Infor Enterprise MIUs, as noted above, functioned as in-substance forfeiture provisions which precluded recognition of compensation cost for accounting purposes until such repurchase features were removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. Through fiscal 2017, no compensation expense was recognized on awards with these features, except to the extent related to modifications of certain of these awards which in effect made such awards probable of vesting, and related to the KED Purchase, both discussed below.

Prior to fiscal 2015, several of the Infor Enterprise MIU grants were modified to allow for a cash settlement option. A portion of these grants were subject to the repurchase features that function as in-substance forfeiture provisions, as described above. The addition of a cash settlement option effectively made these awards probable of vesting, resulting in equity compensation expense being recognized for the first time on the related modified grants and causing these grants to change to liability awards at the parent company. The remaining grants which were not subject to repurchase features remained classified as equity awards at the parent company. In contemplation of the KED Purchase, discussed below, the final cash settlement option was waived during fiscal 2017, and accordingly we reversed share-based compensation related to that settlement option.

In fiscal 2016, certain Infor Enterprise MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove these features. The removal of these features made these grants probable of vesting, resulting in incremental equity compensation expense being recognized for the first time on the related modified grants. This modification did not change the classification of the related grants, which remained classified as equity awards. We recorded incremental equity compensation expense of $9.3 million related to these modified grants in fiscal 2016.

Additionally, in fiscal 2016, certain Infor Enterprise MIUs without repurchase features which had been modified prior to fiscal 2015 to add a cash settlement option were further modified to expand the cash settlement option. This modification did not change the classification of the related grants, which remained classified as equity awards. In contemplation of the KED Purchase, discussed below, the remaining cash settlement options were waived during fiscal 2017, and accordingly we reversed share-based compensation related to these settlement options. We recorded equity compensation benefit of $2.5 million and equity compensation expense of $4.8 million related to these modified grants in fiscal 2017 and 2016, respectively.

In fiscal 2017, in connection with the KED Purchase discussed below, all outstanding, non-vested Infor Enterprise MIUs became vested MIUs under the Infor Enterprise Agreement, and the holders received a pro-rata share of the proceeds of the KED Purchase. In accordance with applicable FASB guidance, we treated this as a modification and recorded equity compensation expense of $63.1 million in fiscal 2017. The retained equity, which was previously subject to the repurchase features described above, remained subject to the repurchase features, and accordingly no equity compensation expense was recorded for the retained equity.

In fiscal 2018, all remaining Infor Enterprise MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove these features. The removal of these features made these grants probable of vesting, resulting in incremental equity compensation expense being recognized for the first time on the related modified grants. Further, given that the required service periods for all such awards had already been completed, this amendment resulted in the awards being expensed in full at the time of the modification. We recorded incremental equity compensation expense of $27.3 million related to these modified grants in fiscal 2018.

Additionally, in fiscal 2018, the Infor Enterprise MIUs were amended to allow certain holders to put 25% of units held to Infor Enterprise for cash settlement on each of July 1, 2018, July 1, 2019, July 1, 2020 and July 1, 2021. The settlement price for such units will be equal to the fair market value as of each respective settlement date.

During fiscal 2018 we did not grant any Infor Enterprise MIUs, none were forfeited, and 12.7 million were repurchased by the Company.

During fiscal 2017, we granted approximately 1.1 million Infor Enterprise MIUs, approximately 0.4 million were forfeited, and 0.7 million were repurchased by the Company.

During fiscal 2016, we granted approximately 1.2 million Infor Enterprise MIUs, approximately 0.6 million were forfeited, and less than 0.1 million were repurchased by the Company.

We have recorded equity compensation expense of $29.3 million, $62.2 million and $19.7 million in fiscal 2018, 2017 and 2016, respectively, related to the Infor Enterprise MIUs. As of April 30, 2018, all Infor Enterprise MIUs were 100% vested and expensed in full. Future compensation expense will relate only to changes in the fair market value of certain of these Infor Enterprise MIUs which are liability-classified awards.

KED Purchase

As further explained in Note 13, Common Stock, an affiliate of KED purchased an ownership stake in IGS Holding, an affiliate of the parent company of Infor, Inc., in the fourth quarter of fiscal 2017. Related to this transaction, IGS Holding granted to certain executive officers of Infor MIUs, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for 38.2 million Class C non-voting units (IGS Class C MIUs). The IGS Class C MIUs were granted as of February 17, 2017 (the Closing Date), with immediate vesting. We recorded equity compensation expense of $19.5 million in fiscal 2017 related to these IGS Class C MIUs, expensing the awards in full.

Pursuant to the IGS LP Agreement, holders of IGS Class C MIUs will be entitled to receive: (a) a preferred return equal to the excess, if any, of the total equity value of IGS at the time of determination over the total equity value on the date of issuance, up to a specified amount per IGS Class C MIUs; and (b) participation in additional distributions in excess of the total equity value on the date of issuance. Further, each holder of IGS Class C MIUs is entitled to put to IGS for cash settlement on each of the fourth, fifth, sixth and seventh anniversaries of the Closing Date, 25% of the IGS Class C MIUs and 25% of any remaining Infor Enterprise MIUs held by him or her. The settlement price for such units will be equal to the fair market value as of the settlement date. Therefore, in accordance with applicable FASB guidance, the addition of these cash settlement options did not result in a modification of the Infor Enterprise MIUs, and there is no incremental equity compensation expense to be recognized.

IGS Holding Class D Management Incentive Units

In fiscal 2018, IGS Holding granted MIUs to certain executive officers and non-executive employees of Infor, pursuant to the IGS LP Agreement and certain MIU agreements. These MIUs are for Class D non-voting units (IGS Class D Units) and vest over four years.

Pursuant to the IGS LP Agreement, holders of the IGS Class D Units are entitled to participate in distributions from IGS Holding to the extent such distributions are in excess of specified incentive hurdles, each of which is in excess of the total equity value on the date of issuance.

Further, each holder of IGS Class D Units is entitled to put these units to IGS Holding for cash settlement as follows:

•	On each of the eighth, ninth, tenth and eleventh anniversaries of the effective date of the KED investment in Infor (February 17, 2017), each executive officer may put 25% of the IGS Class D Units held by him or her.

•	On each of July 1, 2020, July 1, 2021, July 1, 2022 and July 1, 2023, each non-executive employee may put 25% of the IGS Class D Units held by him or her.

The settlement price for such units will be equal to the fair market value as of each respective settlement date.

Upon the termination of a IGS Class D Unit holder’s employment with Infor for any reason: (a) all unvested IGS Class D Units held as of the termination date shall expire and be immediately forfeited and canceled in their entirety; and (b) all vested IGS Class D Units held will be subject to repurchase by IGS Holding.

The following table summarizes IGS Class D MIU activity for fiscal 2018:

(in thousands, except fair value amounts)	Number of IGS Holding Class D MIUs	Weighted Average Grant Date Fair Value
Non-vested, April 30, 2017	—	$—
Granted	326.0	$0.16
Cancelled	(14.8)	$0.16
Vested	(76.7)	$0.16

Non-vested, April 30, 2018	234.5	$0.16

We have recorded equity compensation expense of $14.9 million in fiscal 2018 related to the IGS Class D MIUs. Total unrecognized IGS Class D MIU compensation expense at April 30, 2018, was $35.7 million, which we expect to recognize over a weighted average period of 2.9 years.

Company Benefit Units

During fiscal 2016, Infor enacted a new equity-based incentive plan (the CBU Plan) for the purpose of granting awards to a large portion of our employees. Based on criteria such as tenure, position and personal performance, Infor authorized 1.5 million Company Benefit Units (CBUs) for issuance to employees. During fiscal 2016, approximately 0.9 million CBUs were issued to approximately 4,800 employees. The CBUs are non-voting units that vested 25% per year over four years of service. Additionally, a performance condition precluded recognition of compensation cost for accounting purposes until such performance condition was achieved or upon a change of control event, as defined by the CBU Plan agreement.

During fiscal 2017, in connection with the KED Purchase, substantially all remaining unvested outstanding CBUs became vested, and the Company repurchased 0.7 million CBUs at $6.75 per share. In accordance with applicable FASB guidance, we treated this as a modification and recorded equity compensation expense of $5.0 million in the fourth quarter of fiscal 2017. We have recorded equity compensation expense of less than $0.1 million and $5.0 million in fiscal 2018 and 2017, respectively, related to the CBUs. As of April 30, 2018, less than 0.1 million CBUs remain outstanding with total unrecognized compensation expense of $0.1 million.

Liability-Classified Equity Awards

Liability-classified equity awards relate to certain equity awards issued by parent companies of Infor discussed above and are recorded at their current fair value. The fair value of these equity awards is estimated using the Option-Pricing Method. See Note 2, Summary of Significant Accounting Policies, Equity-based Compensation. Certain of the assumptions utilized under the Option–Pricing Method are unobservable inputs. Accordingly, the liability-classified equity awards are considered fair value Level 3 inputs. The fair values of the liability- classified equity awards were $5.7 million and less than $0.1 million as of April 30, 2018 and 2017, respectively, and are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets.

17. Dividends

We did not declare or pay any dividends on our common stock in fiscal 2018, 2017 or 2016. Future dividend payments on our common stock, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business. In addition, we may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates, and in future fiscal years our statutory rate will be 21.0%. Other significant provisions will be effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

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

The impact on income taxes due to a change in legislation is required to be recognized in the period in which the law is enacted under the authoritative guidance of ASC 740. However, in conjunction with the 2017 Tax Act, on December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 directs taxpayers to consider the impact of the 2017 Tax Act as “provisional” when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain federal and state income tax effects of the 2017 Tax Act.

As of April 30, 2018, we had not completed our accounting for the tax effects of the 2017 Tax Act. As described below, however, we made provisional estimates of the effects on our existing deferred tax balances and of the one-time Transition Tax. The Transition Tax did not have a significant impact on our Consolidated Financial Statements for fiscal 2018, as a result of the valuation allowance maintained against the Company’s U.S. deferred tax assets. However, the provisional estimates associated with the reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% impacted the ending deferred tax assets, deferred tax liabilities and valuation allowance associated with indefinite-lived intangible assets and liabilities as of April 30, 2018.

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

In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $25.6 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in our results of operations for fiscal 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We are still completing our calculation of the impact of these changes on our deferred tax balances. We also completed a provisional estimate of the Transition Tax, which we estimated to be $79.7 million. Due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely, with the exception of certain previously taxed earnings under Subpart F, which were accrued during the fourth quarter of fiscal 2017 as a result of the Koch Industries investment in Infor. We currently intend to use existing net operating losses to offset the estimated tax liability, but will further evaluate whether to elect to pay the Transition Tax over a period of eight years as permitted by the 2017 Tax Act. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018, Board Meeting, to account for the tax effects of GILTI in the periods that we are subject to such tax. Therefore, we will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI tax.

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

Our income (loss) before income taxes related to the following jurisdictions:

	Year Ended April 30,
(in millions)	2018	2017	2016
United States	$(405.5)	$(369.6)	$(101.4)
Foreign	216.0	149.6	85.8

Income (loss) before income tax	$(189.5)	$(220.0)	$(15.6)

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

	Year Ended April 30,
(in millions)	2018	2017	2016
Current
Federal	$(3.4)	$(29.1)	$0.9
State	(1.2)	(0.9)	(3.2)
Foreign	21.1	36.5	60.7

Total current provision	16.5	6.5	58.4

Deferred
Federal	(22.9)	(40.1)	(45.0)
State	1.3	(1.7)	(3.0)
Foreign	6.6	1.5	(59.2)

Total deferred provision (benefit)	(15.0)	(40.3)	(107.2)

Total income tax provision (benefit)	$1.5	$(33.8)	$(48.8)

Effective income tax rate	(0.8)%	15.4%	312.8%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended April 30,
(in millions)	2018	2017	2016
Federal income tax rate	$(57.8)	$(77.0)	$(5.4)
Subpart F income	8.5	3.8	1.2
Research and development credit	(10.8)	(9.6)	(28.4)
Foreign tax rate differential	(19.1)	(30.3)	(19.5)
Reorganization costs	(0.2)	11.1	1.9
Change in valuation allowance	57.7	66.5	(32.2)
U.S. state tax rate difference	(15.7)	(13.4)	(3.9)
Tax rate changes	(25.6)	(1.8)	1.4
Stock compensation	13.0	29.8	7.6
Withholding tax	8.2	8.5	9.1
Permanent items	1.5	(1.0)	1.1
Uncertain tax positions	(39.2)	(22.6)	21.0
Section 965 repatriation	79.7	—	—
Section 199 benefit	—	—	(0.5)
Other	1.3	2.2	(2.2)

Total income tax provision (benefit)	$1.5	$(33.8)	$(48.8)

A summary of the components of our deferred tax assets and liabilities was as follows:

	April 30,
(in millions)	2018	2017
Deferred tax assets
Foreign operating loss carryforward	$125.7	$128.0
Interest	190.0	289.6
Federal operating loss carryforward	71.2	165.7
Capital loss carryforward	34.2	32.2
Preacquisition disallowed deductions	17.2	15.0
State operating loss carryforward	29.2	22.9
Accrued payroll and related expenses	24.0	34.5

Unrealized foreign exchange losses	24.0	12.7
Credits	65.7	40.0
Deferred revenue	15.6	17.8
Bad debts	3.5	3.3
Accrued severance	1.4	1.5
Other	39.5	39.3

Gross deferred tax assets	641.2	802.5
Less: valuation allowance	(443.3)	(501.2)

Net deferred tax assets	197.9	301.3

Deferred tax liabilities
Intangibles	96.4	187.2
Goodwill	57.2	74.2
Depreciation	—	10.4
Capitalized debt service cost	8.6	13.3
Prepaid expenses	0.2	0.6

Gross deferred tax liabilities	162.4	285.7

Net deferred tax assets (liabilities)	$35.5	$15.6

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	April 30,
(in millions)	2018	2017
Current deferred tax asset	$—	$36.3
Non-current deferred tax asset	77.4	71.8
Current deferred tax liability	—	(1.0)
Non-current deferred tax liability	(41.9)	(91.5)

Net deferred tax assets (liabilities)	$35.5	$15.6

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, April 30, 2015	$521.7
Adjustment of net operating losses	(33.7)
Provisions for valuation allowance	47.8
Release of valuation allowance	(61.0)
Currency adjustment	(6.0)

Balance, April 30, 2016	468.8
Adjustment of net operating losses	0.9
Acquisitions	1.6
Provisions for valuation allowance	186.7
Release of valuation allowance	(143.7)
Currency adjustment	(13.1)

Balance, April 30, 2017	501.2
Adjustment of net operating losses	(122.7)
Acquisitions	0.1
Provisions for valuation allowance	112.9
Release of valuation allowance	(53.5)
Currency adjustment	5.3

Balance, April 30, 2018	$443.3

As of April 30, 2018, we have U.S. Federal net operating loss deferred tax assets amounting to $71.2 million. These losses expire in various years between 2019 and 2037, the majority of which will expire between 2034 and 2037. We also have U.S. foreign tax credits of $0.9 million, U.S. research and development credits of $37.3 million, and alternative minimum credit carryovers of $16.2 million. In addition, we have state and local net operating losses and credits of $29.2 million and $2.5 million, respectively. Our state and local net operating losses expire in various years between 2019 and 2038. We currently have a deferred tax asset of $190.0 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses or deductions. As a result of the Starmount Acquisition, the Predictix Acquisition and the GT Nexus Acquisition, Starmount, Predictix and GT Nexus experienced ownership changes that resulted in the application of Section 382 limitations. These limitations are, however, not expected to materially limit our ability to utilize Starmount, Predictix and GT Nexus’ net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012, that resulted in the application of a Section 382 limitation. This limitation is, however, not expected to materially limit our ability to utilize any net operating loss carryforwards. Some of our U.S. loss and credit carryforwards are also subject to various limitations resulting from changes of ownership prior to April 5, 2012, and the possibility of future changes of ownership may further limit our ability to utilize certain loss carryforwards, interest limitations under IRC Section 163(j) due to the 2017 Tax Act, and credit carryforwards.

As of April 30, 2018, we have foreign net operating loss deferred tax assets amounting to $125.7 million. The majority of these losses relate to our subsidiary operations in the United Kingdom, Brazil, France, Austria, Luxembourg, Norway, Japan, Sweden, Hong Kong and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $34.2 million, the majority of which relate to our subsidiary operations in the United Kingdom and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net increase in our valuation allowance (including the impact of ASC 740-10) of $59.4 million in fiscal 2018, a net increase to our valuation allowance in fiscal 2017 of $43.0 million, and a net decrease to our valuation allowance in fiscal 2016 of $13.2 million. In fiscal 2018 we released a $15.8 million valuation allowance on our deferred tax assets in France, based on the removal of negative evidence related to the entities’ most recent three years of operating results resulting from various operational restructuring. In fiscal 2017 we recorded a valuation allowance on our deferred tax assets in the U.S. based on the change in position of our U.S. operations from a net deferred tax liability position to a net deferred tax assets position, which resulted from various tax deductible charges incurred during the fourth quarter related to the closure of the KED Purchase. In addition, during the fourth quarter of fiscal 2017 we released a $17.5 million valuation allowance previously established for a net operating loss in Sweden as a result of the completion of a tax planning strategy. We also established a valuation allowance of $18.9 million in the fourth quarter of fiscal 2017 in the United Kingdom as a result of the establishment of negative evidence from the most recent three years of operating results. In fiscal 2016, we released the valuation allowance on our deferred tax assets in the Netherlands based on the removal of negative evidence related to the entities’ most recent three years of operating results, as well as the execution of a tax planning strategy. The valuation allowance and the change therein as of April 30, 2018 and 2017, primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses, tax credits, and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences.

We continued to examine various tax structuring alternatives that may be executed during fiscal 2019, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. Additionally, certain U.S. and foreign valuation allowances could be impacted during fiscal 2019 as a result of the KED investment that was consummated on February 17, 2017.

Deferred taxes have not been recognized with the exception of certain previously taxed earnings resulting from Subpart F as well as certain IRC Section 987 losses from U.S. branch operations for the excess of the amount for financial reporting over the tax basis of the investment in each of our foreign subsidiaries because the undistributed earnings of each of our foreign subsidiaries are considered permanently reinvested. Therefore, these basis differences are not expected to reverse in the foreseeable future. It is not practicable to calculate the amount of the unrecognized deferred tax liability which would result if these basis differences reversed due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations. For purposes of the previously taxed earnings resulting from Subpart F as well as certain IRC Section 987 losses incurred from U.S. branch operations, the Company has recorded a gross deferred tax asset of $32.3 million to reflect the foreign exchange losses associated with these pools of unremitted earnings. In addition, the Company has established a valuation allowance of $32.3 million for this deferred tax asset as a result of the valuation allowance position of the Company’s U.S. operations.

As of April 30, 2018, we continue to consider available cash balances that existed at the end of fiscal 2018 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. However, as a result of the 2017 Tax Act, pursuant to SAB 118, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

Our income tax returns are routinely audited by taxing authorities and provisions are routinely made in our financial statements in anticipation of the results of these audits. The amount of these tax liabilities may be revised in future periods if estimates of our ultimate liability are revised.

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, April 30, 2015	$143.8
Additions based on tax positions related to current year	23.7
Additions based on tax positions related to prior years	14.7
Reductions based on tax positions related to prior years	(0.4)
Reductions related to settlements	(11.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(0.4)

Balance, April 30, 2016	155.3
Additions based on tax positions related to current year	9.3
Additions based on tax positions related to prior years	10.9
Reductions based on tax positions related to prior years	(2.0)
Reductions related to settlements	(3.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(5.4)

Balance, April 30, 2017	150.0
Additions based on tax positions related to current year	8.5
Additions based on tax positions related to prior years	2.8
Reductions based on tax positions related to prior years	(10.2)
Reductions related to settlements	(2.4)
Reductions related to lapses in statute	(51.0)
Additions/(reductions) due to changes in foreign exchange rates	6.3

Balance, April 30, 2018	$104.0

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at April 30, 2018, 2017, and 2016 by $43.7 million, $71.9 million and $100.0 million, respectively. During our upcoming fiscal year ending April 30, 2019, we expect that approximately $13.2 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at April 30, 2018 and 2017, was $11.8 million and $18.4 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for fiscal 2018, 2017 and 2016, net of income tax benefits was $(6.1) million, $1.3 million and $1.4 million, respectively.

We classify penalties on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at April 30, 2018 and 2017, was $4.0 million and $4.7 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for fiscal 2018, 2017 and 2016 was a benefit of $0.8 million, a benefit of $0.4 million and a benefit of $0.0 million, respectively. The fiscal 2018, 2017 and 2016 benefits were due to the expiration of the statute of limitations in various jurisdictions.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2022. We are generally no longer subject to tax examinations domestically for years prior to fiscal 2014. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2024. We are generally no longer subject to tax examination internationally for years prior to fiscal 2012. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $14.6 million, $12.9 million and $11.7 million in fiscal 2018, 2017 and 2016, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S., United Kingdom and Germany have been frozen with no further benefits accruing. During fiscal 2018 we liquidated our U.S. defined benefit plan. As of April 30, 2018, the remaining plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of April 30, 2018 and 2017, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Projected Benefit Obligation

	April 30,
(in millions)	2018	2017
Projected Benefit obligation, beginning of fiscal year	$112.3	$106.8
Benefit obligation assumed in acquisition and other	8.1	6.4
Service cost	2.9	1.4
Interest cost	2.8	2.7
Plan participants’ contributions	0.7	0.3
Actuarial (gain) loss	0.8	8.7
Benefits payments	(5.9)	(2.9)
Assumption changes	(0.4)	0.1
Curtailment/settlement	(0.4)	(1.4)
Currency translation adjustment	6.4	(9.8)

Projected benefit obligation, end of fiscal year	$127.3	$112.3

Accumulated benefit obligation, end of fiscal year	$118.9	$106.1

Change in Plan Assets

	April 30,
(in millions)	2018	2017
Fair value of plan assets, beginning of fiscal year	$73.7	$68.5
Fair value of plan assets acquired	4.4	3.0
Actual return on plan assets	3.4	10.0
Employer contribution	3.8	2.2
Plan participants’ contributions	0.7	0.3
Benefits payments	(5.3)	(2.4)
Settlements	—	(0.9)
Currency translation adjustment	4.0	(7.0)

Fair value of plan assets, end of fiscal year	$84.7	$73.7

Funded status, end of fiscal year	$(42.6)	$(38.6)

Amounts Recognized on Our Consolidated Balance Sheets

	April 30,
(in millions)	2018	2017
Non-current asset	$0.1	$0.1
Current liability	(0.4)	(1.0)
Non-current liability	(42.3)	(37.7)

Total	$(42.6)	$(38.6)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	April 30,
(in millions)	2018	2017	2016
Net actuarial gain (loss)	$(21.7)	$(19.1)	$(19.7)
Prior service cost	(0.1)	(0.3)	(0.4)
Tax	3.5	3.4	4.0

Total amounts recognized in accumulated other comprehensive income (loss)	$(18.3)	$(16.0)	$(16.1)

Components of Net Periodic Pension Cost

	Year Ended April 30,
(in millions)	2018	2017	2016
Service cost	$2.9	$1.4	$1.5
Interest cost	2.8	2.7	3.1
Amortization of prior service cost	0.2	0.1	0.2
Amortization of net actuarial (gain) loss	0.5	0.6	0.7
Expected return on plan assets	(4.2)	(3.2)	(3.8)
Curtailment/settlement	(0.2)	(0.4)	0.1

Net periodic pension cost	$2.0	$1.2	$1.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended April 30,
(in millions)	2018	2017	2016
Net actuarial gain (loss)	$(2.6)	$0.6	$0.2
Prior service cost	0.4	0.2	0.8
Amortization of prior service cost	(0.2)	(0.1)	(0.2)
Tax	0.1	(0.6)	(0.6)

Total recognized in other comprehensive income (loss)	$(2.3)	$0.1	$0.2

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(4.3)	$(1.1)	$(1.6)

Estimated Amortization to be Recognized as Part of Net Periodic Pension Cost in Fiscal 2019

(in millions)
Net actuarial (gain) loss	$0.5
Prior service cost	$0.3

Defined Benefit Plans with Accumulated Benefit Obligations that Exceed the Fair Value of the Plan Assets

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with accumulated benefit obligations in excess of plan assets were as follows:

	April 30,
(in millions)	2018	2017
Projected benefit obligation	$127.1	$112.1
Accumulated benefit obligation	$118.7	$106.0
Fair value of plan assets	$84.4	$73.4

Fair Value of Plan Assets

The fair value of defined benefit plans assets, as of April 30, 2018 and 2017, were as follows:

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$53.3	$—	$53.3
Debt securities	—	23.8	—	23.8
Other	0.4	7.2	—	7.6

Total	$0.4	$84.3	$—	$84.7

	April 30, 2017
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$43.8	$—	$43.8
Debt securities	—	23.3	—	23.3
Other	0.1	6.5	—	6.6

Total	$0.1	$73.6	$—	$73.7

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

	April 30,
	2018	2017	2016
Projected benefit obligation
Discount rate	2.6%	2.2%	2.9%
Rate of compensation increase	3.5%	2.4%	2.5%
Net periodic benefit cost
Discount rate	2.4%	2.2%	2.9%
Expected rate of return on plan assets	4.9%	4.8%	5.2%
Rate of compensation increase	2.7%	2.5%	2.5%

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

	Target Allocation Fiscal 2019	Percentage of Plan Assets at April 30, 2018
Equity securities	62.9%	62.9%
Debt instruments	28.1%	28.1%
Other	9.0%	9.0%

Future Contributions

We made contributions to our defined benefit pension plans of $3.8 million, $2.2 million and $2.5 million in fiscal 2018, 2017 and 2016, respectively. We expect to contribute approximately $3.3 million to our defined benefit plans during fiscal 2019.

Future Benefit Payments

As of April 30, 2018, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2019	$2.7
Fiscal 2020	2.4
Fiscal 2021	2.6
Fiscal 2022	2.7
Fiscal 2023	2.9
Fiscal 2024 through 2028	19.0

Total	$32.3

20. Segment and Geographic Information

We are a global provider of enterprise business applications software and services focused primarily on large enterprises and SMBs. We provide industry-specific and other enterprise software products and related services to companies in many industries including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We serve customers in the Americas, EMEA and APAC geographic regions.

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

License—Our License segment develops, markets and distributes enterprise business software applications including the following types of software: ERP, enterprise HCM, financial management, business intelligence, asset management, enterprise performance management, SCM, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include subscription revenues related to granting customers access to software products through our SaaS subscription offerings and license fees resulting from products licensed to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2018
Revenues	$872.8	$1,409.7	$845.7	$3,128.2
Cost of revenues	278.2	237.1	683.9	1,199.2
Direct sales and other costs	433.9	—	10.6	444.5

Sales margin	$160.7	$1,172.6	$151.2	$1,484.5

Sales margin %	18.4%	83.2%	17.9%	47.5%
Fiscal 2017
Revenues	$733.2	$1,389.8	$735.8	$2,858.8
Cost of revenues	237.1	238.8	586.4	1,062.3
Direct sales and other costs	397.1	—	12.6	409.7

Sales margin	$99.0	$1,151.0	$136.8	$1,386.8

Sales margin %	13.5%	82.8%	18.6%	48.5%
Fiscal 2016
Revenues	$627.1	$1,406.3	$670.2	$2,703.6
Cost of revenues	170.3	248.6	563.2	982.1
Direct sales and other costs	368.7	—	—	368.7

Sales margin	$88.1	$1,157.7	$107.0	$1,352.8

Sales margin %	14.0%	82.3%	16.0%	50.0%

The following table presents the reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments to total consolidated revenues, and our reportable segment sales margin to consolidated income (loss) before income tax for the periods indicated:

	Year Ended April 30,
(in millions)	2018	2017	2016
Reportable segment revenues	$3,128.2	$2,858.8	$2,703.6
Purchase accounting revenue adjustments (1)	(10.5)	(3.0)	(12.0)

Total revenues	$3,117.7	$2,855.8	$2,691.6

Reportable segment sales margin	$1,484.5	$1,386.8	$1,352.8
Other unallocated costs and operating expenses (2)	894.5	1,008.2	709.1
Amortization of intangible assets and depreciation	261.8	232.7	243.9
Restructuring costs	18.6	39.5	28.0

Income from operations	309.6	106.4	371.8
Total other expense, net	499.1	326.4	387.4

Income (loss) before income tax	$(189.5)	$(220.0)	$(15.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)	Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2018
SaaS subscriptions	$388.2	$87.1	$57.0	$532.3
Software license fees	181.5	116.1	35.0	332.6

Software subscriptions and license fees	569.7	203.2	92.0	864.9
Product updates and support fees	887.6	410.1	110.7	1,408.4

Software revenues	1,457.3	613.3	202.7	2,273.3
Consulting services and other fees	435.8	343.2	65.4	844.4

Total revenues	$1,893.1	$956.5	$268.1	$3,117.7

Fiscal 2017
SaaS subscriptions	$307.7	$46.3	$39.3	$393.3
Software license fees	194.4	111.4	32.0	337.8

Software subscriptions and license fees	502.1	157.7	71.3	731.1
Product updates and support fees	903.7	378.3	107.0	1,389.0

Software revenues	1,405.8	536.0	178.3	2,120.1
Consulting services and other fees	387.7	291.2	56.8	735.7

Total revenues	$1,793.5	$827.2	$235.1	$2,855.8

Fiscal 2016
SaaS subscriptions	$197.4	$25.4	$19.8	$242.6
Software license fees	223.6	118.8	30.7	373.1

Software subscriptions and license fees	421.0	144.2	50.5	615.7
Product updates and support fees	910.4	391.0	104.4	1,405.8

Software revenues	1,331.4	535.2	154.9	2,021.5
Consulting services and other fees	358.4	261.5	50.2	670.1

Total revenues	$1,689.8	$796.7	$205.1	$2,691.6

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
April 30, 2018	$121.9	$22.9	$16.1	$160.9
April 30, 2017	$131.5	$17.9	$12.1	$161.5

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	Year Ended April 30,
(in millions)	2018	2017	2016
United States	$1,713.4	$1,627.9	$1,529.6
All other countries	1,404.3	1,227.9	1,162.0

Total revenues	$3,117.7	$2,855.8	$2,691.6

The following table sets forth long-lived tangible assets by country at the dates indicated:

	April 30,
(in millions)	2018	2017
United States	$119.7	$129.5
All other countries	41.2	32.0

Total long-lived tangible assets	$160.9	$161.5

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

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with Koch Equity Development. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to Golden Gate Capital, Summit Partners and Koch Industries based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Consolidated Statement of Operations.

The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Year Ended April 30,
(in millions)	2018	2017	2016
Koch Industries	$4.0	$0.8	$—
Golden Gate Capital	3.4	4.8	5.6
Summit Partners	0.9	1.8	2.0

Total management fees and expenses	$8.3	$7.4	$7.6

At April 30, 2018, approximately $1.0 million, $0.3 million, and less than $0.1 million of the Sponsor management fees remained unpaid related to Koch Industries, Golden Gate Capital, and Summit Partners, respectively.

In addition, under the advisory agreements the Sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. We generally recognize these transaction fees in acquisition-related and other costs in our Consolidated Statement of Operations in the period when incurred.

In fiscal 2018 we expensed buyer transaction fees in connection with the Birst Acquisition of $0.4 million, $0.3 million and $0.1 million paid to Koch Industries, Golden Gate Capital and Summit Partners, respectively.

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

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by the Sponsors. Revenues related to our software products and our professional services provided to companies owned by Golden Gate Capital, Summit Partners and Koch Industries are made at our customary rates and are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from Golden Gate Capital-owned companies were approximately $2.4 million, $1.9 million and $1.0 million in fiscal 2018, 2017 and 2016, respectively. We had less than $0.1 million in revenues from companies owned by Summit Partners in fiscal 2018 and fiscal 2017, and no revenues in fiscal 2016. Revenues from companies owned by Koch Industries companies were $23.2 million in fiscal 2018 and $1.2 million in fiscal 2017, since their investment in Infor.

In addition, we have made payments or accrued amounts to be paid to companies owned by Golden Gate Capital for products and services of $2.6 million, $12.1 million and $11.1 million in fiscal 2018, 2017 and 2016, respectively. We have made payments to companies owned by Summit Partners for products and services of $0.2 million, $0.2 million and $0.5 million in fiscal 2018, 2017 and 2016, respectively. We made an insignificant amount of payments to Koch Industries companies in fiscal 2018 and no payments were made in 2017.

Koch SaaS Agreements

In fiscal 2018, we entered into a SaaS subscription agreement with Flint Hills Resources, LLC, an affiliate of Koch Industries, under which Flint Hills Resources agreed to a five-year subscription to our EAM software. This agreement totals approximately $11.7 million with SaaS subscription revenues of approximately $2.3 million per year. In addition, we entered into other SaaS subscription agreements with affiliates of Koch Industries for various Infor software products over terms from one to five years. These agreements total approximately $8.2 million with annual SaaS subscription revenues of approximately $2.5 million. All of these agreements were entered into at our customary rates.

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

Equity Contributions

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018 - Birst. In conjunction with the Birst Acquisition, certain of our Sponsors and senior executives made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $75.0 million, which was contributed as equity to Infor, Inc. The proceeds from the new equity contribution were used to fund the Birst Acquisition purchase consideration.

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

In the first quarter of fiscal 2017, we completed the Predictix Acquisition. See Note 3, Acquisitions – Fiscal 2017 - Predictix. In conjunction with the Predictix Acquisition, certain of the Sponsors made new capital contributions to Infor Enterprise, an affiliate of the parent company of Infor, of $133.0 million, of which $77.0 million was contributed as equity to Infor, Inc. Investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners contributed approximately $95.2 million and $37.8 million, respectively. The proceeds from the new equity contribution were used to fund the Predictix Acquisition purchase consideration.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Infor Software Parent LLC, of $58.5 million and $59.2 million as of April 30, 2018 and 2017, respectively. The historic receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of Infor Software Parent LLC and activity related to our Tax Allocation Agreement discussed below. These receivables are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and Infor Software Parent LLC. See Note 2, Summary of Significant Accounting Policies – Income Taxes. Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Consolidated Balance Sheets. In fiscal 2017 we made payments of $9.1 million under the Tax Allocation Agreement. We had no amounts payable under the Tax Allocation Agreement as of April 30, 2018 and 2017.

Dividends Paid to Affiliates

Fiscal 2018

In fiscal 2018, we paid or accrued dividends to certain of our affiliates totaling $73.7 million including the following:

In the third quarter of fiscal 2018, we paid dividends to HoldCo totaling $23.7 million related to the funding of semi-annual interest on our affiliate’s debt. In October 2017, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash (i) with $3.0 million cash on-hand, and (ii) with amounts we funded through dividend distributions from Infor to HoldCo.

In addition, in April 2018 HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash with amounts we funded through dividend distributions from Infor to HoldCo of $27.0 million, which were accrued as of April 30, 2018. These dividends were paid on May 1, 2018. In addition, as of April 30, 2018, we had accrued dividend distributions of approximately $23.0 million to Infor Enterprise primarily to fund equity distributions to members of our executive management team under certain of their equity awards. These dividends were paid on June 22, 2018.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of April 30, 2018 and 2017, our Consolidating Statements of Operations, our Consolidating Statements of Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for the fiscal years ended April 30, 2018, 2017, and 2016.

The Infor (US), Inc. (Subsidiary Issuer) column historically excluded Infor (US), Inc.’s “Unrestricted Subsidiary”, LogicBlox, which was included in the Non-Guarantor Subsidiaries column. In the second quarter of fiscal 2018, LogicBlox, which was previously designated as an “Unrestricted Subsidiary”, was designated as a “Restricted Subsidiary” and was subsequently merged into Infor (US), Inc. Accordingly, it is included in the Subsidiary Issuer column retrospectively for all periods presented below. See Note 12, Debt – Unrestricted Subsidiary.

In addition, we periodically consolidate our operating subsidiaries, primarily Guarantor Subsidiaries, into Infor (US), Inc. When such consolidations occur, we retrospectively adjust the Subsidiary Issuer and Guarantor Subsidiary columns accordingly for all periods presented below.

Condensed Consolidating Balance Sheets

	April 30, 2018
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$100.1	$—	$317.5	$—	$417.6
Accounts receivable, net	—	251.2	12.8	241.9	—	505.9
Prepaid expenses	—	112.7	2.8	44.5	—	160.0
Income tax receivable	—	10.1	0.1	3.7	—	13.9
Other current assets	—	6.2	—	19.1	—	25.3
Affiliate receivable	—	128.0	142.1	205.8	(475.9)	—

Total current assets	—	608.3	157.8	832.5	(475.9)	1,122.7
Property and equipment, net	—	119.8	—	41.1	—	160.9
Intangible assets, net	—	573.8	0.3	115.7	—	689.8
Goodwill	—	2,959.4	62.6	1,628.5	—	4,650.5
Deferred tax assets	—	0.3	0.1	77.0	—	77.4
Other assets	—	31.4	2.4	81.4	—	115.2
Affiliate receivable	—	116.9	—	175.5	(292.4)	—
Investment in subsidiaries	—	2,100.2	—	—	(2,100.2)	—

Total assets	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$53.2	$—	$29.4	$—	$82.6
Income taxes payable	—	0.2	—	60.3	—	60.5
Accrued expenses	—	262.3	3.2	187.4	—	452.9
Deferred revenue	—	690.0	27.7	426.1	—	1,143.8
Affiliate payable	29.4	345.9	1.6	99.0	(475.9)	—
Current portion of long-term obligations	—	42.5	—	—	—	42.5

Total current liabilities	29.4	1,394.1	32.5	802.2	(475.9)	1,782.3
Long-term debt	—	5,765.8	—	—		5,765.8
Deferred tax liabilities	—	32.3	—	9.6	—	41.9
Affiliate payable	58.2	175.5	—	58.7	(292.4)	—
Other long-term liabilities	—	73.4	1.7	161.2	—	236.3
Losses in excess of investment in subsidiaries	931.0	—	—	—	(931.0)	—

Total liabilities	1,018.6	7,441.1	34.2	1,031.7	(1,699.3)	7,826.3
Total Infor, Inc. stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,911.2	(1,169.2)	(1,018.6)
Noncontrolling interests	—	—	—	8.8	—	8.8

Total stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,920.0	(1,169.2)	(1,009.8)

Total liabilities and stockholders’ equity (deficit)	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

	April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$88.9	$—	$216.9	$—	$305.8
Accounts receivable, net	—	238.9	14.5	193.2	—	446.6
Prepaid expenses	—	120.9	2.2	38.0	—	161.1
Income tax receivable	—	9.8	0.2	14.9	—	24.9
Other current assets	—	10.4	—	16.1	—	26.5
Affiliate receivable	—	88.0	114.0	52.9	(254.9)	—
Deferred tax assets	—	22.8	0.9	12.7	(0.1)	36.3

Total current assets	—	579.7	131.8	544.7	(255.0)	1,001.2
Property and equipment, net	—	129.5	—	32.0	—	161.5
Intangible assets, net	—	661.3	0.8	112.5	—	774.6
Goodwill	—	2,914.8	62.5	1,510.7	—	4,488.0
Deferred tax assets	0.1	—	—	71.8	(0.1)	71.8
Other assets	—	31.2	2.4	61.8	—	95.4
Affiliate receivable	—	116.3	—	127.8	(244.1)	—
Investment in subsidiaries	—	1,749.5	—	—	(1,749.5)	—

Total assets	$0.1	$6,182.3	$197.5	$2,461.3	$(2,248.7)	$6,592.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$74.8	$—	$30.3	$—	$105.1
Income taxes payable	—	—	—	34.0	—	34.0
Accrued expenses	—	296.2	3.8	178.0	—	478.0
Deferred tax liabilities	0.1	—	—	1.0	(0.1)	1.0
Deferred revenue	—	635.0	22.7	358.8	—	1,016.5
Affiliate payable	29.4	160.1	0.4	65.0	(254.9)	—
Current portion of long-term obligations	—	32.4	—	—	—	32.4

Total current liabilities	29.5	1,198.5	26.9	667.1	(255.0)	1,667.0
Long-term debt	—	5,618.5	—	—	—	5,618.5
Deferred tax liabilities	—	76.7	0.8	14.1	(0.1)	91.5
Affiliate payable	58.2	127.8	—	58.1	(244.1)	—
Other long-term liabilities	—	77.0	2.7	130.1	—	209.8
Losses in excess of investment in subsidiaries	916.2	—	—	—	(916.2)	—

Total liabilities	1,003.9	7,098.5	30.4	869.4	(1,415.4)	7,586.8
Total Infor, Inc. stockholders’ equity (deficit)	(1,003.8)	(916.2)	167.1	1,582.4	(833.3)	(1,003.8)
Noncontrolling interests	—	—	—	9.5	—	9.5

Total stockholders’ equity (deficit)	(1,003.8)	(916.2)	167.1	1,591.9	(833.3)	(994.3)

Total liabilities and stockholders’ equity (deficit)	$0.1	$6,182.3	$197.5	$2,461.3	$(2,248.7)	$6,592.5

Condensed Consolidating Statements of Operations

	Year Ended April 30, 2018
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
SaaS subscriptions	$—	$433.5	$9.6	$89.2	$—	$532.3
Software license fees	—	159.6	5.3	167.7	—	332.6

Software subscriptions and license fees	—	593.1	14.9	256.9	—	864.9
Product updates and support fees	—	801.0	33.1	574.3	—	1,408.4

Software revenues	—	1,394.1	48.0	831.2	—	2,273.3
Consulting services and other fees	—	380.9	22.5	441.0	—	844.4

Total revenues	—	1,775.0	70.5	1,272.2	—	3,117.7

Operating expenses:
Cost of SaaS subscriptions	—	195.0	1.0	33.5	—	229.5
Cost of software license fees	—	28.5	0.1	20.5	—	49.1
Cost of product updates and support fees	—	123.2	2.7	112.7	—	238.6
Cost of consulting services and other fees	—	319.9	14.8	351.5	—	686.2
Sales and marketing	—	309.5	24.5	190.9	—	524.9
Research and development	—	290.3	5.7	193.2	—	489.2
General and administrative	—	152.6	—	134.7	—	287.3
Amortization of intangible assets and depreciation	—	217.2	0.5	44.1	—	261.8
Restructuring costs	—	7.6	0.1	10.9	—	18.6
Acquisition-related and other costs	—	20.0	—	2.9	—	22.9
Affiliate (income) expense, net	—	46.1	2.5	(48.6)	—	—

Total operating expenses	—	1,709.9	51.9	1,046.3	—	2,808.1

Income from operations	—	65.1	18.6	225.9	—	309.6

Other expense, net:
Interest expense, net	—	318.0	—	(0.1)	—	317.9
Affiliate interest (income) expense, net	—	5.8	—	(5.8)	—	—
Other (income) expense, net	—	169.1	0.1	12.0	—	181.2

Total other expense, net	—	492.9	0.1	6.1	—	499.1

Income (loss) before income tax	—	(427.8)	18.5	219.8	—	(189.5)
Income tax provision (benefit)	—	(21.3)	(1.1)	23.9	—	1.5
Equity in (earnings) loss of subsidiaries	191.0	(215.5)	—	—	24.5	—

Net income (loss)	(191.0)	(191.0)	19.6	195.9	(24.5)	(191.0)
Net income (loss) attributable to noncontrolling interests	—	—	—	1.1	—	1.1

Net income (loss) attributable to Infor, Inc.	$(191.0)	$(191.0)	$19.6	$194.8	$(24.5)	$(192.1)

	Year Ended April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$344.4	$3.5	$45.4	$—	$393.3
Software license fees	—	177.7	4.1	156.0	—	337.8

Software subscriptions and license fees	—	522.1	7.6	201.4	—	731.1
Product updates and support fees	—	822.6	31.3	535.1	—	1,389.0

Software revenues	—	1,344.7	38.9	736.5	—	2,120.1
Consulting services and other fees	—	339.2	19.5	377.0	—	735.7

Total revenues	—	1,683.9	58.4	1,113.5	—	2,855.8

Operating expenses:
Cost of SaaS subscriptions	—	149.5	0.1	24.9	—	174.5
Cost of software license fees	—	39.8	—	23.3	—	63.1
Cost of product updates and support fees	—	128.9	2.6	110.5	—	242.0
Cost of consulting services and other fees	—	267.0	13.6	309.9	—	590.5
Sales and marketing	—	300.5	26.0	172.6	—	499.1
Research and development	—	273.9	6.1	175.8	—	455.8
General and administrative	—	158.6	—	78.4	—	237.0
Amortization of intangible assets and depreciation	—	180.4	1.4	50.9	—	232.7
Restructuring costs	—	7.8	—	31.7	—	39.5
Acquisition-related and other costs	—	207.2	0.3	7.7	—	215.2
Affiliate (income) expense, net	—	51.5	(3.1)	(48.4)	—	—

Total operating expenses	—	1,765.1	47.0	937.3	—	2,749.4

Income from operations	—	(81.2)	11.4	176.2	—	106.4

Other expense, net:
Interest expense, net	—	318.0	—	(0.3)	—	317.7
Affiliate interest (income) expense, net	—	(14.8)	—	14.8	—	—
Loss on extinguishment of debt	—	4.6	—	—	—	4.6
Other (income) expense, net	—	(17.2)	—	21.3	—	4.1

Total other expense, net	—	290.6	—	35.8	—	326.4

Income (loss) before income tax	—	(371.8)	11.4	140.4	—	(220.0)
Income tax provision (benefit)	—	(70.1)	5.9	30.4	—	(33.8)
Equity in (earnings) loss of subsidiaries	186.2	(115.5)	—	—	(70.7)	—

Net income (loss)	(186.2)	(186.2)	5.5	110.0	70.7	(186.2)
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	1.0	—	0.6

Net income (loss) attributable to Infor, Inc.	$(186.2)	$(185.8)	$5.5	$109.0	$70.7	$(186.8)

	Year Ended April 30, 2016
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$213.5	$1.0	$28.1	$—	$242.6
Software license fees	—	198.2	8.3	166.6	—	373.1

Software subscriptions and license fees	—	411.7	9.3	194.7	—	615.7
Product updates and support fees	—	830.1	31.8	543.9	—	1,405.8

Software revenues	—	1,241.8	41.1	738.6	—	2,021.5
Consulting services and other fees	—	312.8	14.6	342.7	—	670.1

Total revenues	—	1,554.6	55.7	1,081.3	—	2,691.6

Operating expenses:
Cost of SaaS subscriptions	—	85.1	—	14.9	—	100.0
Cost of software license fees	—	44.4	1.5	24.4	—	70.3
Cost of product updates and support fees	—	132.9	2.2	113.8	—	248.9
Cost of consulting services and other fees	—	249.1	12.1	302.0	—	563.2
Sales and marketing	—	243.7	17.9	171.9	—	433.5
Research and development	—	252.8	6.0	162.8	—	421.6
General and administrative	—	119.2	0.1	74.0	—	193.3
Amortization of intangible assets and depreciation	—	171.3	3.7	68.9	—	243.9
Restructuring costs	—	13.8	—	14.2	—	28.0
Acquisition-related and other costs	—	16.9	—	0.2	—	17.1
Affiliate (income) expense, net	—	50.3	(8.7)	(41.6)	—	—

Total operating expenses	—	1,379.5	34.8	905.5	—	2,319.8

Income from operations	—	175.1	20.9	175.8	—	371.8

Other expense, net:
Interest expense, net	—	311.7	—	(0.2)	—	311.5
Affiliate interest (income) expense, net	—	(36.6)	—	36.6	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other (income) expense, net	—	20.2	—	55.7	—	75.9

Total other expense, net	—	295.3	—	92.1	—	387.4

Income (loss) before income tax	—	(120.2)	20.9	83.7	—	(15.6)
Income tax provision (benefit)	—	(47.1)	(1.6)	(0.1)	—	(48.8)
Equity in loss (earnings) of subsidiaries	(33.2)	(106.3)	—	—	139.5	—

Net income (loss)	33.2	33.2	22.5	83.8	(139.5)	33.2
Net income (loss) attributable to noncontrolling interests	—	(2.6)	—	0.6	—	(2.0)

Net income (loss) attributable to Infor, Inc.	$33.2	$35.8	$22.5	$83.2	$(139.5)	$35.2

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended April 30, 2018
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(191.0)	$(191.0)	$19.6	$195.9	$(24.5)	$(191.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.3)	—	136.3	—	136.0
Change in defined benefit plan funding status, net of tax	—	—	—	(2.3)	—	(2.3)
Unrealized gain (loss) on derivative instruments, net of tax	—	2.8	—	—	—	2.8

Total other comprehensive income (loss)	—	2.5	—	134.0	—	136.5

Comprehensive income (loss)	(191.0)	(188.5)	19.6	329.9	(24.5)	(54.5)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.8	—	0.8

Comprehensive income (loss) attributable to Infor, Inc.	$(191.0)	$(188.5)	$19.6	$329.1	$(24.5)	$(55.3)

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(186.2)	$(186.2)	$5.5	$110.0	$70.7	$(186.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	(92.4)	—	(92.4)
Change in defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	6.7	—	—	—	6.7

Total other comprehensive income (loss)	—	6.7	—	(92.3)	—	(85.6)

Comprehensive income (loss)	(186.2)	(179.5)	5.5	17.7	70.7	(271.8)

Noncontrolling interests comprehensive income (loss)	—	(0.4)	—	0.6	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(186.2)	$(179.1)	$5.5	$17.1	$70.7	$(272.0)

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$33.2	$33.2	$22.5	$83.8	$(139.5)	$33.2

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	43.6	—	43.6
Change in defined benefit plan funding status, net of tax	—	—	—	0.2	—	0.2
Unrealized gain (loss) on derivative instruments, net of tax	—	3.3	—	—	—	3.3

Total other comprehensive income (loss)	—	3.3	—	43.8	—	47.1

Comprehensive income (loss)	33.2	36.5	22.5	127.6	(139.5)	80.3

Noncontrolling interests comprehensive income (loss)	—	(2.6)	—	0.1	—	(2.5)

Comprehensive income (loss) attributable to Infor, Inc.	$33.2	$39.1	$22.5	$127.5	$(139.5)	$82.8

Condensed Consolidating Statements of Cash Flows

	Year Ended April 30, 2018
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$133.5	$—	$173.6	$—	$307.1

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(72.3)	—	(17.9)	—	(90.2)
Purchase of other investments	—	(0.3)	—	—	—	(0.3)
Change in restricted cash	—	2.1	—	2.3	—	4.4
Purchases of property, equipment and software	—	(77.6)	—	(19.9)	—	(97.5)

Net cash used in investing activities	—	(148.1)	—	(35.5)	—	(183.6)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Dividends paid	—	(23.7)	—	—	—	(23.7)
Payments on capital lease obligations	—	(1.2)	—	(1.5)	—	(2.7)
Proceeds from issuance of debt	—	1,176.5	—	—	—	1,176.5
Payments on long-term debt	—	(1,198.7)	—	—	—	(1,198.7)
(Payments) proceeds from affiliate within group	—	36.3	—	(36.3)	—	—
Deferred financing and early debt redemption fees paid	—	(0.7)	—	—	—	(0.7)
Deferred purchase price and contingent consideration	—	(35.9)	—	(5.5)	—	(41.4)
Other	—	(1.8)	—	(1.5)	—	(3.3)

Net cash provided by (used in) financing activities	—	25.8	—	(44.8)	—	(19.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7.3	—	7.3

Net increase (decrease) in cash and cash equivalents	—	11.2	—	100.6	—	111.8
Cash and cash equivalents at the beginning of the period	—	88.9	—	216.9	—	305.8

Cash and cash equivalents at the end of the period	$—	$100.1	$—	$317.5	$—	$417.6

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$18.0	$—	$119.8	$—	$137.8

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(169.5)	—	(34.1)	—	(203.6)
Purchase of other investments	—	(0.1)	—	—	—	(0.1)
Change in restricted cash	—	—	—	(2.5)	—	(2.5)
Purchases of property, equipment and software	—	(71.0)	—	(10.2)	—	(81.2)

Net cash used in investing activities	—	(240.6)	—	(46.8)	—	(287.4)

Cash flows from financing activities:
Equity contributions received	145.0	145.0	—	1.0	(146.0)	145.0
Equity contributions made	(145.0)	(1.0)	—	—	146.0	—
Dividends received	162.5	1.1	—	—	(163.6)	—
Dividends paid	(162.5)	(171.9)	—	(1.1)	163.6	(171.9)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(2.1)	—	(2.0)	—	(4.1)
Proceeds from issuance of debt	—	3,214.6	—	—	—	3,214.6
Payments on long-term debt	—	(3,272.1)	—	—	—	(3,272.1)
(Payments) proceeds from affiliate within group	—	384.8	—	(384.8)	—	—
Deferred financing and early debt redemption fees paid	—	(1.9)	—	—	—	(1.9)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(1.6)	—	(1.2)	—	(2.8)

Net cash provided by (used in) financing activities	—	147.8	—	(388.1)	—	(240.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10.0)	—	(10.0)

Net increase (decrease) in cash and cash equivalents	—	(74.8)	—	(325.1)	—	(399.9)
Cash and cash equivalents at the beginning of the period	—	163.7	—	542.0	—	705.7

Cash and cash equivalents at the end of the period	$—	$88.9	$—	$216.9	$—	$305.8

	Year Ended April 30, 2016
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$267.1	$—	$165.2	$—	$432.3

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(549.6)	—	—	—	(549.6)
Purchase of other investments	—	(25.0)	—	—	—	(25.0)
Change in restricted cash	—	—	—	(1.3)	—	(1.3)
Purchases of property, equipment and software	—	(54.1)	—	(11.4)	—	(65.5)

Net cash used in investing activities	—	(628.7)	—	(12.7)	—	(641.4)

Cash flows from financing activities:
Dividends received	18.0	—	—	—	(18.0)	—
Dividends paid	(18.0)	(35.0)	—	—	18.0	(35.0)
Distributions under tax sharing arrangement	—	(13.2)	—	—	—	(13.2)
Loans to stockholders	—	(1.6)	—	—	—	(1.6)
Payments on capital lease obligations	—	(1.4)	—	(2.3)	—	(3.7)
Proceeds from issuance of debt	—	495.0	—	—	—	495.0
Payments on long-term debt	—	(34.2)	—	—	—	(34.2)
(Payments) proceeds from affiliate within group	—	47.0	—	(47.0)	—	—
Deferred financing and early debt redemption fees paid	—	(16.5)	—	—	—	(16.5)
Other	—	(1.5)	—	—	—	(1.5)

Net cash provided by (used in) financing activities	—	438.6	—	(49.3)	—	389.3

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net increase in cash and cash equivalents	—	77.0	—	102.0	—	179.0
Cash and cash equivalents at the beginning of the period	—	86.7	—	440.0	—	526.7

Cash and cash equivalents at the end of the period	$—	$163.7	$—	$542.0	$—	$705.7

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2018 and 2017. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018
Fiscal 2018
Total revenues	$759.7	$775.4	$776.5	$806.1
Restructuring costs	$4.7	$5.5	$1.7	$6.7
Acquisition-related and other costs	$7.4	$5.4	$5.4	$4.7
All other operating expenses	$652.2	$683.6	$749.2	$681.6
Income from operations	$95.4	$80.9	$20.2	$113.1
Net income (loss)	$(175.0)	$24.5	$(166.6)	$126.1
Net income (loss) attributable to Infor, Inc.	$(175.3)	$24.2	$(166.8)	$125.8

	Quarter Ended
(in millions)	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017
Fiscal 2017
Total revenues	$701.6	$714.1	$706.6	$733.5
Restructuring costs	$20.0	$9.7	$7.8	$2.0
Acquisition-related and other costs	$3.9	$3.9	$(1.2)	$208.6
All other operating expenses	$600.0	$593.9	$598.8	$702.0
Income from operations	$77.7	$106.6	$101.2	$(179.1)
Net income (loss)	$(25.4)	$2.8	$38.0	$(201.6)
Net income (loss) attributable to Infor, Inc.	$(25.5)	$2.9	$37.6	$(201.8)