Form 10-K/A
period 2018-04-30
Infor, Inc.
filed 2018-07-27
CIK 1556148

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Note: The registrant is a voluntary filer and is not subject to the filing requirements. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on Form 10-K for the annual period from May 1, 2017 to April 30, 2018, which was filed with the U.S. Securities and Exchange Commission (the SEC) on June 28, 2018 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing.

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

i

INFOR, INC.

FORM 10-K/A

FISCAL YEAR ENDED April 30, 2018

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. as of July 16, 2018, are listed in the table below:

Name	Age	Position
Charles Phillips	59	Chief Executive Officer and Director
Kevin Samuelson	44	Chief Financial Officer
Jay Hopkins	47	Chief Accounting Officer, SVP & Controller
Pam Murphy	45	Chief Operating Officer
Soma Somasundaram	58	Chief Technology Officer
Rishi Chandna	40	Director
David Dominik	62	Director
Steven J. Feilmeier	56	Director
C.J. Fitzgerald	51	Director
Matthew Flamini	53	Director
James B. Hannan	52	Director
Sanjay Poonen	48	Director
Jim Schaper	66	Director
Anthony J. Sementelli	55	Director
Brett D. Watson	37	Director

The following are brief biographies of Infor, Inc.’s executive officers and directors:

Charles Phillips, Chief Executive Officer and Director

Mr. Phillips is our Chief Executive Officer and has served on our board of directors since December 2010. Mr. Phillips also serves on the board of directors of Viacom Corporation, Apollo Theater, Business Executives for National Security (BENS), the New York City Police Foundation, the Federal Reserve Bank of New York, and his family foundation, Phillips Charitable Organization. Prior to joining Infor, Mr. Phillips was President of Oracle Corporation (Oracle) and a member of its board of directors. Prior to his tenure at Oracle, Mr. Phillips was a Managing Director at Morgan Stanley. Mr. Phillips was also a Captain in the United States Marine Corps. Mr. Phillips has a B.S. in Computer Science from the United States Air Force Academy, a J.D. from New York Law School, and an M.B.A. from Hampton University. We believe Mr. Phillips’ qualifications to serve on our board of directors include his extensive experience in the enterprise software and financial services industry.

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

Soma Somasundaram, Chief Technology Officer

Mr. Somasundaram has served as our Chief Technology Officer since March 2018, and as our Executive Vice President of Global Product Development from November 2011 to February 2018. Prior to serving in that role, Mr. Somasundaram held various senior management positions in development at Infor since August 1991. Before joining Infor, Mr. Somasundaram worked at Novartis and Unisys. Mr. Somasundaram has a Bachelor’s and Master’s degrees in systems engineering and management from Birla Institute of Technology and Science, Pilani, India.

Rishi Chandna, Director

Mr. Chandna has served as a member of our board of directors since May 2015. Mr. Chandna is a Principal of Golden Gate Capital, which he joined in 2002. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant at Bain & Company. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund. Mr. Chandna holds an M.B.A. from Harvard Business School and a B.A. in Economics from the University of California, Berkeley. Mr. Chandna also serves on the board of directors of several Golden Gate Capital portfolio companies, including BMC Software, Neustar, 20-20 technologies, Clover and LiveVox. We believe Mr. Chandna’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily software and technology services, and his knowledge gained from service on the boards of various other companies.

David Dominik, Director

Mr. Dominik has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor and its predecessor entities from June 2002 until April 2012. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik also serves on the board of directors of several Golden Gate Capital portfolio companies and formerly served as a member of the board of directors of Express, Inc. and Micro Focus International plc. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structures; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Steven J. Feilmeier, Director

Mr. Feilmeier has served as a member of our board of directors since February 2017. Mr. Feilmeier has been the Chief Financial Officer and Executive Vice President of Koch Industries, Inc. (Koch Industries) since 2002. Mr. Feilmeier serves as the President of Koch Holdings, LLC. Mr. Feilmeier also serves on the board of directors of Koch Industries, Koch Chemical Technology Group, Molex, Koch Disruptive Technologies and Koch Equity Development LLC (KED). Mr. Feilmeier has Bachelor’s and Master’s degrees from Wichita State University. We believe Mr. Feilmeier’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

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

Matthew Flamini, Director

Mr. Flamini has served as a member of our board of directors since February 2017. Since January 2013, Mr. Flamini has been the President of Koch Equity Development LLC and since March 2017 the Vice President – Business Development of Koch Industries. He has held prior positions at Koch including Chief Financial Officer of Koch Chemical Technology Group LLC, Chief Financial Officer of Georgia Pacific International Consumer Products and Vice President of Corporate Development Koch Minerals. Mr. Flamini serves as a director for Koch Industries’ subsidiaries Koch Chemical Technology Group, LLC, Koch Equity Development LLC, Koch Equity Investments, LLC, Koch Real Estate Investments, LLC and INVISTA B.V. Mr. Flamini also serves on the board of managers of Summertime Holding Corp. (holding company for Solera Holdings, Inc.) and TL Lighting Holdings, LLC (holding company for Truck-Lite Co., LLC). Mr. Flamini holds an M.B.A. from Columbia Business School and a B.S. in accounting from LaSalle University. We believe Mr. Flamini’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

James B. Hannan, Director

Mr. Hannan has served as a member of our board of directors since February 2017. Mr. Hannan has been the Executive Vice President and Chief Executive Officer—Enterprises, Koch Industries, since March 2017. Mr. Hannan has also served as the Chief Executive Officer and President of Georgia-Pacific from 2007 until 2017. Prior to that, Mr. Hannan held various other executive leadership roles at Georgia-Pacific and other Koch Industries companies since 1998. Mr. Hannan also serves on the board of directors of Koch Industries, Georgia Pacific, Guardian®, Molex, INVISTA and other Koch-affiliated companies. Mr. Hannan also serves as a director of Engage Ventures LLC, and as a director or trustee of several not-for-profit organizations. Mr. Hannan has a B.S. in Business Administration from California State University, East Bay. We believe Mr. Hannan’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Sanjay Poonen, Director

Mr. Poonen has served as a member of our board of directors since December 2017. Mr. Poonen has served as VMware, Inc.’s (VMware) Chief Operating Officer, Customer Operations since October 2016. Prior to that he served as Executive Vice President and General Manager, End-User Computing, and Head of Global Marketing from April 2016 to October 2016. He joined VMware as Executive Vice President and General Manager, End-User Computing in August 2013. Prior to joining VMware, he spent more than seven years at SAP AG, an enterprise application software and services company, serving as President and Corporate Officer of Platform Solutions and the Mobile Division from April 2012 to July 2013, as President of Global Solutions from November 2010 to March 2012, as Executive Vice President of Performance Optimization Apps from June 2008 to September 2009 and Senior Vice President of Analytics from April 2006 to May 2008. Mr. Poonen’s over 20 years of technology industry experience also includes executive-level positions with Symantec and Veritas, and product management and engineering positions with Alphablox Corporation, Apple, Inc. and Microsoft Corporation. Mr. Poonen holds two patents as well as an MBA from Harvard Business School, where he graduated a Baker Scholar; a master’s degree in management science and engineering from Stanford University; and a Bachelor’s degree in computer science, math and engineering from Dartmouth College, where he graduated summa cum laude and Phi Beta Kappa. We believe Mr. Poonen’s qualifications to serve on our board of directors include his executive leadership experience and extensive experience in software and technology services sectors.

Jim Schaper, Director

Mr. Schaper has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor and its predecessor entities from June 2002 until April 2012. Mr. Schaper also serves on the board of directors of BMC Software, Q2ebanking, USC Garnet Way Council, USC Educational Foundation, Veritas, and Quest SW. Mr. Schaper holds a B.A. in Journalism from The University of South Carolina. We believe Mr. Schaper’s qualifications to serve on our board of directors include his extensive experience in the business and financial services industry, strategic development, financial reporting and his knowledge gained from service on the boards of various other companies.

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

Brett D. Watson, Director

Mr. Watson has served as a member of our board of directors since February 2017. Mr. Watson is the Senior Managing Director of Koch Equity Development LLC. In that role, Mr. Watson advises Koch Industries and its affiliates with respect to potential acquisitions and other investments and serves on the boards of various subsidiaries and portfolio companies. In addition, Mr. Watson serves on the boards of the holding companies for several other entities in which Koch Industries has an investment, including those for Transaction Network Services and Flint Group. Mr. Watson holds a B.S. and an M.B.A. from Binghamton University. We believe Mr. Watson’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal accounting officer and principal financial officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor subpage of our website at www.infor.com/company/infor-investor-relations. Our website is not part of the Amendment. The code is reviewed annually by the Board of Directors of Infor, Inc. (the Board). If we make any amendment or grant any waiver to this code that applies to our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on Infor’s website.

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

Section 16(a) of the Exchange Act — Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and, therefore, its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not subject to Section 16 of the Exchange Act.

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

The discussion below explains our compensation decisions with respect to fiscal 2018. Our named executive officers during fiscal 2018 were:

•	Charles Phillips, Chief Executive Officer and Director;

•	Kevin Samuelson, Chief Financial Officer;

•	Duncan Angove, Former President, Product and Support;

•	Stephan Scholl, Former President, Global Field Operations; and

•	Pam Murphy, Chief Operating Officer.

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

A summary of the base salary of our fiscal 2018 named executive officers is as follows:

Charles Phillips—We entered into an executive employment agreement with Charles Phillips, dated as of October 19, 2010, and effective as of December 1, 2010, which provides for an annual base salary of $800,000.

Kevin Samuelson—We entered into an executive employment agreement with Kevin Samuelson, dated effective as of July 12, 2016, which provides for an annual base salary of $600,000.

Duncan Angove—We entered into an executive employment agreement with Duncan Angove, dated effective as of December 1, 2010, which provided for an annual base salary of $600,000. Effective as of May 4, 2018, Mr. Angove was no longer our President, Product and Support.

Stephan Scholl—We entered into an executive employment agreement with Stephan Scholl, dated effective as of December 1, 2010, which provided for an annual base salary of $600,000. Effective as of July 11, 2018, Mr. Scholl was no longer our President, Global Field Operations.

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

Pursuant to the terms of their executive employment agreements, certain named executive officers were eligible to earn a target annual cash incentive plan payment for fiscal 2018 as further described below:

Charles Phillips’ annual cash performance incentive target bonus for fiscal 2018 was $2,400,000 pursuant to a bonus plan.

Kevin Samuelson’s annual cash performance incentive target bonus for fiscal 2018 was $1,600,000 pursuant to a bonus plan.

Duncan Angove’s annual cash performance incentive target bonus for fiscal 2018 was $1,600,000 pursuant to a bonus plan.

Stephan Scholl’s annual cash performance incentive target bonus for fiscal 2018 was $1,600,000 pursuant to a bonus plan.

Pam Murphy’s annual cash performance incentive target bonus for fiscal 2018 was $1,200,000 pursuant to a bonus plan.

For fiscal 2018, no formal annual performance targets were established and no incentive payments were made to our named executive officers under the performance-based bonus plan.

Discretionary Cash Bonuses. The Compensation Committee awarded discretionary cash bonuses to the executive management team for the achievement of certain milestone accomplishments. The fiscal 2018 discretionary cash bonus amounts awarded to the executive management team are as follows and are noted in the summary compensation table:

Charles Phillips earned discretionary bonus awards in fiscal 2018 totaling $1,200,000.

Kevin Samuelson earned discretionary bonus awards in fiscal 2018 totaling $800,000.

Duncan Angove earned discretionary bonus awards in fiscal 2018 totaling $800,000.

Stephan Scholl earned discretionary bonus awards in fiscal 2018 totaling $800,000.

Pam Murphy earned discretionary bonus awards in fiscal 2018 totaling $600,000.

Successful Transaction Cash Bonuses. In the fourth quarter of fiscal 2017, an affiliate of KED, the investment and acquisition subsidiary of Koch Industries, completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company (the KED Purchase). In connection with the KED Purchase, each of our named executive officers received a one-time bonus for the successful consummation of the KED Purchase. The fiscal 2017 one-time transaction bonus amounts awarded to the executive management team are included in the summary compensation table below. There were no comparable transaction cash bonuses paid to our named executive officers in fiscal 2018.

Long-Term Restricted Common Equity Awards. The restricted common equity awards granted to our named executive officers typically vest over time and are based on certain performance conditions and/or investment performance conditions being met or achieved and, in all cases, assuming continued employment through the relevant vesting dates. The vesting schedules for the restricted common equity awards were designed to motivate our named executive officers and other members of management by aligning their interests with stockholders with the mutual goal of enhancing our financial and operational performance and equity value over the long term, as well as to promote executive retention based on market conditions. The restricted common equity awards granted to our fiscal 2018 named executive officers consisted of awards of restricted equity (Equity Awards) in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and corresponds to the enterprise value of Infor and its direct and indirect subsidiaries. References to such Equity Awards “vesting” refer to the fact that our named executive officers obtain beneficial ownership of such equity interests over time assuming continued employment. See Grants of Plan-Based Awards in Fiscal 2018 and Outstanding Equity Awards at 2018 Fiscal-Year End below.

Defined Contribution Plan. We offer our named executive officers the opportunity to participate in our 401(k) Profit Sharing Plan (401(k) Plan), which is a tax-qualified plan. Our discretionary matching contributions to the 401(k) Plan are based upon our annual financial performance.

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

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our fiscal 2018 named executive officers for services rendered to us during the applicable fiscal years.

Name and Title	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(17)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)(18)	Total ($)
Charles Phillips	2018	800,000	1,200,000	(1)	5,090,858	-	61,847	7,152,705
Chief Executive Officer	2017	800,000	35,056,475	(2)	7,415,992	-	27,777	43,300,244
	2016	500,000	2,400,000	(3)	1,650,000	-	53,493	4,603,493

Kevin Samuelson	2018	600,000	800,000	(4)	3,123,936	-	137,836	4,661,772
Chief Financial Officer	2017	484,091	4,297,408	(5)	7,587,557	-	2,400	12,371,456

Duncan Angove (6)	2018	600,000	800,000	(7)	3,702,442	-	2,400	5,104,842
Former President, Product and Support	2017	600,021	20,109,508	(8)	4,203,343	-	5,765	24,918,637
	2016	600,000	1,600,000	(9)	1,650,000	-	2,400	3,852,400

Stephan Scholl (10)	2018	600,000	800,000	(11)	3,702,442	-	525,148	5,627,590
Former President, Global Field Operations	2017	600,021	20,126,806	(12)	4,207,271	-	613,187	25,547,285
	2016	600,000	1,600,000	(13)	1,650,000	-	588,634	4,438,634

Pam Murphy	2018	500,000	600,000	(14)	1,851,221	-	2,400	2,953,621
Chief Operating Officer	2017	500,000	9,207,259	(15)	1,909,213	-	2,400	11,618,872
	2016	500,000	800,000	(16)	1,087,500	-	2,400	2,389,900

(1)	Mr. Phillips’ bonus includes $1.2 million discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(2)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $32.7 million one-time transaction bonus related to the KED Purchase.
(3)	Mr. Phillips’ bonus includes $2.4 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(4)	Mr. Samuelson’s bonus includes $0.8 million discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(5)	Mr. Samuelson’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and a $2.7 million one-time transaction bonus related to the KED Purchase.
(6)	Effective as of May 4, 2018, Mr. Angove was no longer our President, Product and Support.
(7)	Mr. Angove’s bonus includes $0.8 million discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(8)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and an $18.5 million one-time transaction bonus related to the KED Purchase.
(9)	Mr. Angove’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(10)	Effective as of July 11, 2018, Mr. Scholl was no longer our President, Global Field Operations.
(11)	Mr. Scholl’s bonus includes $0.8 million discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(12)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and an $18.5 million one-time transaction bonus related to the KED Purchase.
(13)	Mr. Scholl’s bonus includes $1.6 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(14)	Ms. Murphy’s bonus includes $0.6 million discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(15)	Ms. Murphy’s bonus includes $0.8 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and an $8.4 million one-time transaction bonus related to the KED Purchase.
(16)	Ms. Murphy’s bonus includes $0.8 million discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2016.
(17)	Aggregate grant date fair value based on Financial Accounting Standards Board (FASB) ASC Topic 718 rather than amounts paid to or realized by the named individual.

(18)	These amounts include all other compensation as described in the following table:

Name	Fiscal Year	Retirement Plan Contributions ($)(a)	Executive’s Use of Company Aircraft ($)(b)	Other ($)		Total ($)
Charles Phillips	2018	2,400	59,447	-		61,847
	2017	2,400	25,377	-		27,777
	2016	2,400	51,093	-		53,493

Kevin Samuelson	2018	2,400	-	135,436	(c)	137,836
	2017	2,400	-	-		2,400

Duncan Angove	2018	2,400	-	-		2,400
	2017	2,400	-	3,365	(d)	5,765
	2016	2,400	-	-		2,400

Stephan Scholl	2018	-	7,637	517,511	(e)	525,148
	2017	-	-	613,187	(e)	613,187
	2016	-	-	588,634	(e)	588,634

Pam Murphy	2018	2,400	-	-		2,400
	2017	2,400	-	-		2,400
	2016	2,400	-	-		2,400

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include estimated values of personal use of the Company’s aircraft.
(c)	This amount represents cost-of-living adjustments paid in conjunction with Mr. Samuelson’s work assignment, commercial airfare and incremental costs of food and activities related to sales and service incentive program events, and other miscellaneous perks.
(d)	This amount includes relocation and temporary living expenses.
(e)	These amounts include housing allowance, cost-of-living, and related tax gross-ups paid in conjunction with Mr. Scholl’s extended work assignment.

Grants of Plan-Based Awards in Fiscal 2018

The following table provides information relating to grants of plan-based awards to our named executive officer’s in fiscal 2018.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Charles Phillips	Performance Bonus	5/1/2017	-	2,400,000	-	-		-
	MIUs	10/11/2017	-	-	-	39,160,449	(5)	5,090,858

Kevin Samuelson	Performance Bonus	5/1/2017	-	1,600,000	-	-		-
	MIUs	10/11/2017	-	-	-	24,030,275	(5)	3,123,936

Duncan Angove	Performance Bonus	5/1/2017	-	1,600,000	-	-		-
	MIUs	10/11/2017	-	-	-	28,480,326	(5)	3,702,442

Stephan Scholl	Performance Bonus	5/1/2017	-	1,600,000	-	-		-
	MIUs	10/11/2017	-	-	-	28,480,326	(5)	3,702,442

Pam Murphy	Performance Bonus	5/1/2017	-	1,200,000	-	-		-
	MIUs	10/11/2017	-	-	-	14,240,163	(5)	1,851,221

(1)	Non-equity incentive plan awards based on Infor’s attainment of operating performance targets.
(2)	For fiscal 2018, specific operating performance targets related to the Performance Bonus were not established and no amounts were paid based on the level of achievement of specific operating performance.

(3)	Management Incentive Units (MIUs) granted under the IGS Holding LP Agreement of Limited Partnership. IGS Holding LP (IGS Holding) is an affiliate of the parent company of Infor, Inc. These MIUs are for Class D non-voting Units of IGS Holding.
(4)	Aggregate grant date fair value based on FASB ASC Topic 718.
(5)	MIU awards for IGS Holding Class D Units granted October 11, 2017, which vested 25% on February 17, 2018, the first anniversary of the KED Purchase, and thereafter vest 6.25% each quarter during the second, third, and fourth years after the KED Purchase.

Outstanding Equity Awards at 2018 Fiscal-Year End

The following table provides information relating to unvested equity awards held by our named executive officers outstanding as of the end of fiscal 2018.

	Stock Awards
					Equity Incentive Plan Awards
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Phillips	10/11/2017	29,370,337	(2)(3)	9,410,256	-	-

Kevin Samuelson	10/11/2017	18,022,706	(2)(3)	5,774,475	-	-

Duncan Angove	10/11/2017	21,360,245	(2)(3)(4)	6,843,822	-	-

Stephan Scholl	10/11/2017	21,360,245	(2)(3)	6,843,822	-	-

Pam Murphy	10/11/2017	10,680,122	(2)(3)	3,421,911	-	-

(1)	Current aggregate fair value based on FASB ASC Topic 718.
(2)	MIU awards for IGS Holding Class D Units granted October 11, 2017, which vested 25% on February 17, 2018, the first anniversary of the KED Purchase, and thereafter vest 6.25% each quarter during the second, third, and fourth years after the KED Purchase.
(3)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.
(4)	Effective as of May 4, 2018, Mr. Angove was no longer our President, Product and Support, and the unvested awards were forfeited.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2018. For purposes of this disclosure item, no Equity Awards vested during fiscal 2018 such that value was realized. See “Payments upon Termination or Change of Control” below.

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

Employment Agreements and Payments upon Termination or Change of Control

Executive Employment Agreement with Charles Phillips

Executive Employment Agreement. We entered into an Executive Employment Agreement, effective as of October 19, 2010, with Charles Phillips, pursuant to which Mr. Phillips serves as our Chief Executive Officer. The employment term is a five-year term. Unless either the Company or Mr. Phillips provides notice of a desire not to renew 90 days prior to termination, the agreement will automatically be extended for an additional 12 months.

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

If Mr. Phillips’ employment is terminated by us without “cause” (as defined in his employment agreement) or by Mr. Phillips for “good reason” (as defined in his employment agreement), Mr. Phillips shall be entitled to (i) an amount equal to two years of Mr. Phillips’ then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the performance bonus Mr. Phillips would have otherwise been entitled to for that fiscal year, prorated to account for the portion of such fiscal year during which Mr. Phillips was employed by us. The payments set forth in (i) and (ii) in the previous sentence shall be increased to (i) three years of Mr. Phillips’ then-current base salary and (ii) three times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Phillips by the Company over the three preceding fiscal years (subject to certain adjustments), respectively, if such termination occurs in connection with or following a change in control where the change in control does not also result in Mr. Phillips receiving certain additional bonuses relating to a liquidity event, IPO or refinancing as such terms are defined in his employment agreement. Additionally, provided that Mr. Phillips is employed with us at the time, in the event of a “change in control” (as defined in his agreement), all then-unvested Equity Awards held by Mr. Phillips would become fully vested. As a condition to our obligation to pay Mr. Phillips’ severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

Mr. Phillips’s Executive Employment Agreement was amended on February 17, 2017 (the Phillips Amendment). Pursuant to the Phillips Amendment, Mr. Phillips received (i) a one-time transaction bonus in the amount of $32,656,475, (ii) a grant of 14,541,160 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017 and are reflected in the tables above. Mr. Phillips is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any transaction fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements (the Transaction Fee). Each executive officer’s portion of the Transaction Fee will be determined by the Board.

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

Executive Employment Agreement with Kevin Samuelson

Executive Employment Agreement. We entered into an Executive Employment Agreement, effective as of July 12, 2016 (the Effective Date), with Kevin Samuelson, pursuant to which Mr. Samuelson serves as our Chief Financial Officer. The employment term commenced on the Effective Date and continues until the fifth anniversary of the Effective Date unless earlier terminated pursuant to Mr. Samuelson’s employment agreement. Mr. Samuelson’s employment agreement will automatically be extended for an additional 12 months unless we or Mr. Samuelson provide notice of a desire not to renew the agreement 90 days prior to its termination date.

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

Mr. Samuelson’s Executive Employment Agreement was amended on February 17, 2017 (the Samuelson Amendment). Pursuant to the Samuelson Amendment, Mr. Samuelson received (i) a one-time transaction bonus in the amount of $2,697,408, (ii) a grant of 1,201,092 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017 and are reflected in the tables above. Mr. Samuelson is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Mr. Samuelson’s employment for any reason: (a) all unvested Class D Units held by Mr. Samuelson as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Samuelson may be subject to repurchase by IGS Holding. Pursuant to Mr. Samuelson’s Class D MIU agreement, provided that Mr. Samuelson is employed with us at the time, in the event of a change in control (as defined in his MIU agreement), all then-unvested Class D Units held by Mr. Samuelson would become fully vested.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Samuelson’s Executive Employment Agreement and the Samuelson Amendment.

Executive Employment Agreement with Duncan Angove

Executive Employment Agreement. Prior to Mr. Angove’s resignation, we entered into an Executive Employment Agreement, effective as of December 1, 2010, pursuant to which Mr. Angove served as our President, Products and Customer Service.

Mr. Angove was entitled to receive an annual base salary of $600,000 and was entitled to such increases in his annual base salary as may be determined by the Board from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Angove was also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Angove’s achievement of performance targets.

Mr. Angove was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We also agreed to indemnify Mr. Angove in connection with his capacity as our officer.

If Mr. Angove resigned or otherwise voluntarily terminated his employment other than for “good reason” (as defined in his employment agreement) during the term of the agreement or his employment was terminated by us with “cause” (as defined in his employment agreement), Mr. Angove would not have been entitled to any salary bonuses, employee benefits or compensation after the termination of the employment period, and all rights to salary, bonuses, employee benefits and other compensation hereunder (if any) which would have accrued or become payable after the termination of the employment period would have ceased upon termination, other than those already vested or otherwise required under applicable law (such as COBRA).

If Mr. Angove’s employment had been terminated by us without “cause” or by Mr. Angove for “good reason” (in each case as defined in his employment agreement), Mr. Angove would have been entitled to (i) an amount equal to two years of Mr. Angove’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Angove by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Angove would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Angove was employed with us at the time, in the event of a “change in control” (as defined in his agreement), all then-unvested Equity Awards held by Mr. Angove would have become fully vested. As a condition to our obligation to pay Mr. Angove’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

Mr. Angove’s Executive Employment agreement was amended on February 17, 2017 (the Angove Amendment). Pursuant to the Angove Amendment, Mr. Angove received (i) a one-time transaction bonus in the amount of $18,509,508, (ii) a grant of 8,241,849 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017 and are reflected in the tables above. Mr. Angove was also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Angove’s Executive Employment Agreement, the Angove Amendment, and the Resignation Letter.

Executive Employment Agreement with Stephan Scholl

Executive Employment Agreement. We entered into an Executive Employment Agreement, effective as of December 1, 2010, and amended as of January 13, 2012, with Stephan Scholl, pursuant to which Mr. Scholl served as our President, Global Field Operations. Effective as of July 11, 2018, Mr. Scholl stepped down from serving as our President, Global Field Operations. Mr. Scholl currently serves in the role of Advisor to the Office of the CEO for the Company.

As President, Global Field Operations, Mr. Scholl was entitled to receive an annual base salary of $600,000 and was entitled to such increases in his annual base salary as may be determined by the applicable Board or compensation committee from time to time. With respect to the 2012 fiscal year and each full fiscal year during the employment term, Mr. Scholl was also eligible to earn an annual cash incentive payment, the actual amount of the bonus to be determined by the Board pursuant to a bonus plan based on factors including, without limitation, Mr. Scholl’s achievement of performance targets.

Mr. Scholl was also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers. We also agreed to indemnify Mr. Scholl in connection with his capacity as our officer.

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

If Mr. Scholl’s employment was terminated by us without “cause” or by Mr. Scholl for “good reason” (in case each as defined in his employment agreement), Mr. Scholl would have been entitled to (i) an amount equal to two years of Mr. Scholl’s then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to Mr. Scholl by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the pro rata portion of the performance bonus Mr. Scholl would have otherwise been entitled to for that fiscal year. Additionally, provided that Mr. Scholl was employed with us at the time, in the event of a “change in control” (as defined in his agreement), all then-unvested Equity Awards held by Mr. Scholl would have become fully vested. As a condition to our obligation to pay Mr. Scholl’s severance, he must execute and deliver the general release attached to his employment agreement within sixty (60) days following the date of his termination.

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

Mr. Scholl’s Executive Employment Agreement was amended on February 17, 2017 (the Scholl Amendment). Pursuant to the Scholl Amendment, Mr. Scholl received (i) a one-time transaction bonus in the amount of $18,526,806, (ii) a grant of 8,249,551 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017 and are reflected in the tables above. Mr. Scholl is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

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

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We entered into an Amended and Restated Employment Agreement, effective as of January 25, 2012, with Pam Murphy, pursuant to which Ms. Murphy serves as our Chief Operating Officer. The original employment term continued through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90 days prior to the termination date, the agreement will automatically be extended for an additional 12 months. The agreement provides either party with the option to terminate the employment agreement at any time, with or without cause, subject to the severance provisions discussed below.

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

Ms. Murphy’s employment agreement was amended on February 17, 2017 (the Murphy Amendment). Pursuant to the Murphy Amendment, Ms. Murphy received (i) a one-time transaction bonus in the amount of $8,407,259, (ii) a grant of 3,743,555 Class C Units of IGS Holding that constitute vested management incentive units, and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017 and are reflected in the tables above. Ms. Murphy is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

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

Payments upon Termination or Change of Control

The following table presents payments payable upon termination or change of control for our fiscal 2018 named executive officers pursuant to the applicable executive employment agreements, as amended, and equity award agreements.

Name	Death or Disability on 4/30/2018 and No Change in Control ($)	Involuntary Not For Cause Termination on 4/30/2018 and No Change in Control ($)	Voluntary Termination for Good Reason on 4/30/2018 and No Change in Control ($)	Change in Control on 4/30/2018 (Without Termination of Employment and Successor Assumes Stock Options, Restricted Stock and RSUs) ($)	Change in Control on 4/30/2018 (Without Termination of Employment and Successor Cancels Stock Options, Restricted Stock and RSUs) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on 4/30/2018 ($)
Charles Phillips
Severance and Termination Payments	-	5,600,000	5,600,000	-	-	5,600,000
Vested Equity Award Payments	-	-	-	38,977,562	38,977,562	38,977,562

Total	-	5,600,000	5,600,000	38,977,562	38,977,562	44,577,562

Kevin Samuelson
Severance and Termination Payments	-	1,224,000	1,224,000	-	-	1,224,000
Vested Equity Award Payments	-	-	-	14,776,561	14,776,561	14,776,561

Total	-	1,224,000	1,224,000	14,776,561	14,776,561	16,000,561

Duncan Angove
Severance and Termination Payments	-	3,866,667	3,866,667	-	-	3,866,667
Vested Equity Award Payments	-	-	-	21,439,549	21,439,549	21,439,549

Total	-	3,866,667	3,866,667	21,439,549	21,439,549	25,306,216

Stephan Scholl
Severance and Termination Payments	-	3,866,667	3,866,667	-	-	3,866,667
Vested Equity Award Payments	-	-	-	21,449,340	21,449,340	21,449,340

Total	-	3,866,667	3,866,667	21,449,340	21,449,340	25,316,007

Pam Murphy
Severance and Termination Payments	-	500,000	500,000	-	-	500,000
Vested Equity Award Payments	-	-	-	8,936,906	8,936,906	8,936,906

Total	-	500,000	500,000	8,936,906	8,936,906	9,436,906

Name	Cash ($)	Equity ($)	Total ($)
Charles Phillips	5,600,000	38,977,562	44,577,562
Kevin Samuelson	1,224,000	14,776,561	16,000,561
Duncan Angove	3,866,667	21,439,549	25,306,216
Stephan Scholl	3,866,667	21,449,340	25,316,007
Pam Murphy	500,000	8,936,906	9,436,906

Name	Severance Payment ($)	Payments In Lieu of Benefits Continuation ($)	Outplacement Assistance ($)	Pro-Rata Bonus ($)(1)	Total Cash ($)
Charles Phillips	5,600,000	-	-	-	5,600,000
Kevin Samuelson	1,224,000	-	-	-	1,224,000
Duncan Angrove	3,866,667	-	-	-	3,866,667
Stephan Scholl	3,866,667	-	-	-	3,866,667
Pam Murphy	500,000	-	-	-	500,000

(1)	Bonuses included in severence payment column

Name	Single Trigger ($)	Double Trigger ($)
Charles Phillips	38,977,562	5,600,000
Kevin Samuelson	14,776,561	1,224,000
Duncan Angrove	21,439,549	3,866,667
Stephan Scholl	21,449,340	3,866,667
Pam Murphy	8,936,906	500,000

Treatment of Equity Interests in Potential Post-Employment Payments

Upon the termination of the executive’s employment with the Company for any reason whatsoever, (a) all unvested Equity Awards held by the executive as of the termination date shall expire and be immediately forfeited and canceled in their entirety as of the termination date, and (b) all vested Equity Awards held by the executive shall remain outstanding. Some vested Equity Awards may be subject to repurchase by the Company (i) at cost, in the case of the executive’s termination for “cause,” or executive’s violation of certain covenants not to compete with the Company, or (ii) at the then-current fair market value, in the case of executive’s termination without “cause,” resignation, death or disability.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee to the annual total compensation of our Chief Executive Officer, Mr. Charles Phillips.

Mr. Phillip’s annual total compensation for fiscal 2018 was $7,152,705 as reported in the Summary Compensation Table presented above. The annual total compensation of the employee identified as our median employee, calculated in the same manner as our CEO’s annual total compensation, was $59,395. Based on this information, the ratio of our CEO’s annual total compensation to that of our median employee for fiscal 2018 was estimated to be 120:1.

We believe the CEO pay ratio as presented is a reasonable estimate calculated in a manner consistent with SEC rules, based on a combination of information from our human resource and payroll systems, and using the methodology, assumptions, and estimates described below.

Employee Population. We determined our employee population as of April 10, 2018, which is within the last three months of our fiscal year end of April 30, 2018. We included all full-time, part-time and seasonal or temporary employees. Our employee population consisted of 16,740 individuals, excluding our CEO; 5,972 (35.7%) employees in the U.S. and 10,768 (64.3%) non-U.S. employees. As permitted by SEC rules under the de minimis exception, we excluded 837 non-U.S. employees representing 5% of our employee population and we identified our median employee from the adjusted employee population of 15,903.

The following is a summary of our employee population used in identifying our median employee and details of those employees excluded under the de minimis exemption:

Number of Employees
U.S. employees (excluding our CEO)	5,972
Non-U.S. employees	10,768

Total employee population	16,740

De minimis exception exclusions:
Argentina	97
Chile	7
Egypt	83
Indonesia	3
Mexico	107
Poland	272
Portugal	9
Romania	1
South Africa	2
South Korea	2
Sri Lanka	172
Tunisia	78
Vietnam	4

Total de minimis exception exclusions	837

Adjusted employee population for identifying median employee	15,903

Identification of Median Employee. To identify our “median employee” from our adjusted employee population, we used “total direct compensation”, which is the sum of annual base salary, target bonus and target commissions included in our internal HR system for fiscal 2018. The annual base salary for hourly employees reflects their rate per hour multiplied by the applicable number of regularly scheduled hours in the year, which takes into account whether each such employee worked on a full-time or part-time basis. We annualized our compensation measure for those employees who were not employed by the Company for the entire year. We did not apply any cost-of-living adjustments as part of the calculation. For non-U.S. employees, we converted their compensation from local currency to U.S. dollars using the applicable current monthly average exchange rates. We believe the use of total direct compensation as calculated is a Consistently Applied Compensation Measure, as allowed by SEC rules, and is a measure that reasonably reflects our employees’ annual compensation. We ranked our employees’ total direct compensation from the highest to lowest, and selected our median employee at the midpoint. Using this methodology, we determined that our median employee was a full-time salaried Senior Consultant located in Europe.

The SEC’s rules for identifying the median employee and calculating the CEO pay ratio based on that employee’s annual total compensation allow companies to choose from a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the CEO pay ratio reported by other companies may not be comparable to our CEO pay ratio reported above as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Directors Compensation

Infor, Inc.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Rishi Chandna	-		-	-	-	-		-
David Dominik	-		-	-	-	-		-
Steven J. Feilmeier	-		-	-	-	-		-
C.J. Fitzgerald	-		-	-	-	-		-
Matthew Flamini	-		-	-	-	-		-
James B. Hannan	-		-	-	-	-		-
Sanjay Poonen	38,315	(1)	-	-	-	-		38,315
Jim Schaper	-		-	-	-	447,977	(2)	447,977
Anthony J. Sementelli	-		-	-	-	-		-
Brett D. Watson	-		-	-	-	-		-

(1)	Mr. Poonen’s compensation includes payments for consulting and director services pursuant to the Letter Agreement between Mr. Poonen and the Company dated September 11, 2017.
(2)	Mr. Schaper’s compensation includes $440,000 salary earned during fiscal 2018, $2,400 in Company matching 401(k) contributions, and $5,577 estimated value of personal use of the Company’s aircraft.

Compensation Committee Report

Our Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2018. This report is provided by the following directors, as members of the Compensation Committee:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 16, 2018, certain information, based on 1,000 shares of common stock of Infor, Inc. issued and outstanding, with respect to the beneficial ownership of the common stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each fiscal 2018 named executive officer listed in the Summary Compensation Table and all of our fiscal 2018 executive officers and directors as a group.

Name of Beneficial Holder	Number of Shares of Stock Owned	Percent of Common Stock
Koch Industries, Inc. (1)	450	45.0%
Golden Gate Capital (2)	427	42.7%
Summit Partners (3)	123	12.3%
Rishi Chandna (4)	427	42.7%
David Dominik (4)	427	42.7%
Steven J. Feilmeier	-	-
C.J. Fitzgerald (5)	123	12.3%
Matthew Flamini	-	-
James B. Hannan	-	-
Sanjay Poonen	-	-
Jim Schaper	-	-
Anthony J. Sementelli	-	-
Brett D. Watson	-	-
Charles Phillips (6)	-	-
Kevin Samuelson (7)	-	-
Duncan Angove (8)	-	-
Stephan Scholl (9)	-	-
Pam Murphy (10)	-	-
All Directors and Officers (4)(5)	550	55.0%

(1)	Voting Units of IGS Holding beneficially owned by entities affiliated with Koch Industries as follows: approximately 987.6 million Voting Units held indirectly by Koch Industries. The address of Koch Industries is 4111 East 37th Street North, Wichita, KS 67220.
(2)	Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: approximately 885.4 million Voting Units of IGS Holding held indirectly by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P. and Softbrands Holdings, LLC (of which investment funds affiliated with Golden Gate Capital hold 100% of the outstanding voting securities). The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Chandna and Dominik disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(3)	Shares beneficially owned by entities affiliated with and advised by Summit Partners as follows: approximately 254.2 million Voting Units of IGS Holding held indirectly by Summit Partners Private Equity Fund VII-A, L.P., Summit Partners Private Equity Fund VII-B, L.P., Summit Partners Europe Private Equity Fund, L.P., Summit Investors I, LLC, and Summit Investors I (UK), L.P. The address of Summit Partners and each of the other entities affiliated with and advised by Summit Partners is 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. Summit Partners, through a two-person investment committee currently composed of Martin J. Mannion and Bruce R. Evans, has voting and dispositive authority over the units held by each of these entities and therefore beneficially owns such units and indirectly such shares.
(4)	Consists of the units listed in footnote (2) above, which are held by the funds affiliated with Golden Gate Capital. Each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital and each may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Chandna and Dominik disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.
(5)	Consists of the units listed in footnote (3) above, which are held by the entities affiliated with and advised by Summit Partners. Mr. Fitzgerald serves as a managing director of Summit Partners and a member of Summit Partners’ general partner and, as a result, may be deemed to beneficially own units held by such entities affiliated with and advised by Summit Partners. Mr. Fitzgerald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
(6)

Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company.

However, Mr. Phillips does currently own approximately 14.5 million and 39.2 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Mr. Phillips for no monetary consideration. Mr. Phillips also currently owns 39.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Phillips for no monetary consideration and 0.5 million non-voting Class A Units of IGS Holding which Mr. Phillips acquired at fair market value.
(7)	Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Samuelson does currently own approximately 1.2 million and 24.0 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Mr. Samuelson for no monetary consideration. Mr. Samuelson also currently owns 25.5 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Samuelson for no monetary consideration and 0.3 million non-voting Class A Units of IGS Holding which Mr. Samuelson acquired at fair market value.
(8)	Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Angove does currently own approximately 8.2 million and 28.5 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Mr. Angove for no monetary consideration. Mr. Angove also currently owns 19.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Angove for no monetary consideration and 0.5 million non-voting Class A Units of IGS Holding which Mr. Angove acquired at fair market value. Effective as of May 4, 2018, Mr. Angove resigned from the Company and forfeited all remaining unvested Class D Units of IGS Holding.
(9)	Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Scholl does currently own approximately 8.2 million and 28.5 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Mr. Scholl for no monetary consideration. Mr. Scholl also currently owns 19.0 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Scholl for no monetary consideration and 0.5 million non-voting Class A Units of IGS Holding which Mr. Scholl acquired at fair market value.
(10)	Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own approximately 3.7 million and 14.2 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Ms. Murphy for no monetary consideration. Ms. Murphy also currently owns 6.4 million non-voting Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration and 0.2 million non-voting Class A Units of IGS Holding which Ms. Murphy acquired at fair market value.

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

Director Independence

The Company’s securities are not listed on any national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent, and it is not otherwise subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange (the NYSE). The Company has determined that its directors are not independent under the NYSE standards and all the members of our Audit Committee and Compensation Committee are not independent under the NYSE standards. Under Rule 303A.00 of the NYSE Listing Standard, we would be considered a “controlled company” because more than 50% of our voting power is held by another company or group. Accordingly, even if we were a listed company on NYSE, we would not be required to maintain a majority of independent directors on the Board.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended April 30, 2018 and 2017, PricewaterhouseCoopers LLP (PwC) served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2018 and 2017, respectively.

Service Type	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$4,926,013	$4,946,107
Audit-Related Fees (2)	352,000	247,390
Tax Fees (3)	401,891	968,538
All Other Fees (4)	83,627	936,352

Total	$5,763,531	$7,098,387

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for acquisition due diligence, services related to regulatory matters and other audit related services.
(3)	Consists of fees incurred for tax matters related to the KED Purchase, tax compliance, international tax planning and tax advisory services.
(4)	Consists of fees incurred for sell side due diligence in connection with the KED Purchase, subscriptions to an accounting and reporting library and VAT tax rate service, and training.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

    3. Exhibits.

    See (b) below.

(b) Exhibits:

The following exhibits are included herein or incorporated by reference as part of this Amendment No. 1 on Form 10-K/A.

INDEX TO EXHIBITS (ITEM 15(a)3)

Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of Infor, Inc.

3.2(1)	Amended and Restated By-Laws of Infor, Inc.

4.1(2)	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.

Number	Description

4.2(2)	Form of 6.500% Senior Notes due 2022(included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.3(2)	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).

4.4(3)	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.4).

10.1(4)	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.2(4)	Refinancing Amendment No.1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.

10.3(5)	Amendment No.2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.4(6)	Amendment No.3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.5(7)	Amendment No.4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.6(8)	Amendment No.5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.7(9)	Amendment No.6, dated April 22 ,2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.

10.8(10)	Amendment No.7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No.7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

Number	Description

10.9(11)	Amendment No.8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No.8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.10(12)	Amendment No.9, dated November 22, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.11(13)	Amendment No.10, dated February 23, 2018, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No.10 Consenting Revolving Lenders party thereto, the Amendment No.7 Required Revolving Lenders, and Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.

10.12(14)	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.

10.13(14)	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.

10.14(14)	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.

10.15(14)	Employment Agreement, dated December 1, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Duncan Angove.

10.16(14)	Second Amendment to Employment Agreement, dated May 1, 2013, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Stephan Scholl.

10.17(14)	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.

10.18(15)	Employment Agreement, dated June 26, 2015, between Infor (US), Inc., a Delaware corporation, and Jeffrey Laborde.

10.19(16)	Transition Consulting Letter Agreement, dated July 15, 2016, between Infor (US), Inc., a Delaware corporation, and Jeffrey M. Laborde.

10.20(17)	Second Amended and Restated Employment Agreement, dated January 16, 2016, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

10.21(18)	Agreement and Plan of Merger, dated August 10, 2015, between Infor (US), Inc., GT Topco, LLC, Apollo Acquisition Sub, Inc., GT Nexus, Inc. and Warburg Pincus Equity Partners Liquidating Trust.

10.22(18)	Form of Stock Rollover and Equity Purchase Agreement, dated as of August 10, 2015, by and among GT Topco, LLC, Infor (US), Inc., and the other parties thereto.

10.23(19)	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.

Number	Description

10.24(20)	Agreement and Plan of Merger, dated June 23, 2016, by and among Infor (US), Inc., Infor Retail Holdings, Inc., Logicblox-Predictix Holdings, Inc. and Fortis Advisors LLC, as seller representative.

10.25(21)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.26(21)	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.27(22)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.

10.28(22)	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.

10.29(23)	Letter Agreement, dated as of September 11, 2017, between the Company and Sanjay Poonen (filed with Infor, Inc.’s Current Report on Form 8-K filed on December 20, 2017.

12.1(24)	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1(24)	Subsidiaries of Infor, Inc.

24.1(24)	Powers of Attorney (included on signature page)

31.1(25)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

31.2(25)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Kevin Samuelson

32.1(24)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

32.2(24)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Kevin Samuelson

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Interactive Data Files pursuant to Rule 405 of Regulation S-T. The financial statements from Infor, Inc.’s Annual Report formatted in eXtensible Business Reporting Language (XBRL)—furnished not filed herewith.

(1)	Incorporated by reference to the Form S-4 filed on August 23, 2012.

(2)	Incorporated by reference to the Form 8-K filed on April 6, 2015.
(3)	Incorporated by reference to the Form 8-K filed on August 27, 2015.
(4)	Incorporated by reference to the Form 8-K filed on October 1, 2012.
(5)	Incorporated by reference to the Form 10-K filed on August 2, 2013.
(6)	Incorporated by reference to the Form 10-Q filed on January 10, 2014.
(7)	Incorporated by reference to the Form 8-K Filed on January 6, 2014.
(8)	Incorporated by reference to the Form 8-K filed on February 4, 2014.
(9)	Incorporated by reference to the Form 8-K filed on April 23, 2014.
(10)	Incorporated by reference to the Form 8-K filed on August 16, 2016.
(11)	Incorporated by reference to the Form 8-K filed on February 10, 2017.
(12)	Incorporated by reference to the Form 8-K filed on November 29, 2017.
(13)	Incorporated by reference to the Form 8-K filed on March 1, 2018.
(14)	Incorporated by reference to the Form 10-K/A filed on August 29, 2013.
(15)	Incorporated by reference to the Form 10-K/A filed on July 24, 2015.
(16)	Incorporated by reference to the Form 10-K/A filed on July 22, 2016.
(17)	Incorporated by reference to the Form S-4 filed on January 25, 2016.
(18)	Incorporated by reference to the Form 10-Q filed on September 3, 2015.
(19)	Incorporated by reference to the Form 8-K filed on July 15, 2016.
(20)	Incorporated by reference to the Form 8K filed on June 28, 2016.
(21)	Incorporated by reference to the Form 10-Q filed on December 9, 2016.
(22)	Incorporated by reference to the Form 10-Q filed on March 2, 2017.
(23)	Incorporated by reference to the Form 8-K filed on December 20, 2017.
(24)	Previously furnished or filed with the Company’s Form 10-K for fiscal 2018 filed on June 28, 2018.
(25)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: July 27, 2018	By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer (principal financial officer)