Form 10-Q
period 2018-07-31
Infor, Inc.
filed 2018-09-12
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

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

The number of shares of our common stock outstanding on September 4, 2018, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2018, filed with the SEC on June 28, 2018 (our Annual Report on Form 10-K).

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

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

ASSETS	July 31, 2018	April 30, 2018
Current assets:
Cash and cash equivalents	$338.7	$417.6
Accounts receivable, net	432.5	505.9
Prepaid expenses	172.8	160.0
Income tax receivable	18.4	13.9
Other current assets	29.5	25.3

Total current assets	991.9	1,122.7
Property and equipment, net	156.4	160.9
Intangible assets, net	652.7	689.8
Goodwill	4,602.2	4,650.5
Deferred tax assets	117.5	77.4
Other assets	104.0	115.2

Total assets	$6,624.7	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.2	$82.6
Income taxes payable	67.3	60.5
Accrued expenses	363.3	452.9
Deferred revenue	1,124.1	1,143.8
Current portion of long-term obligations	3.0	42.5

Total current liabilities	1,639.9	1,782.3
Long-term debt, net	5,720.2	5,765.8
Deferred tax liabilities	32.9	41.9
Other long-term liabilities	184.2	236.3

Total liabilities	7,577.2	7,826.3

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2018 and April 30, 2018	—	—
Additional paid-in capital	1,257.1	1,255.0
Receivable from stockholders	(58.5)	(58.5)
Accumulated other comprehensive (loss) income	(182.8)	(141.4)
Accumulated deficit	(1,977.3)	(2,073.7)

Total Infor, Inc. stockholders’ deficit	(961.5)	(1,018.6)
Noncontrolling interests	9.0	8.8

Total stockholders’ deficit	(952.5)	(1,009.8)

Total liabilities and stockholders’ deficit	$6,624.7	$6,816.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended July 31,
	2018	2017
Revenues
SaaS subscriptions	$156.2	$123.1
Software license fees	65.9	77.8

Software subscriptions and license fees	222.1	200.9
Product updates and support fees	351.0	351.2

Software revenues	573.1	552.1
Consulting services and other fees	209.6	207.6

Total revenues	782.7	759.7

Operating expenses
Cost of SaaS subscriptions (1)	68.2	53.2
Cost of software license fees (1)	9.5	12.4
Cost of product updates and support fees (1)	56.0	59.2
Cost of consulting services and other fees (1)	171.3	164.7
Sales and marketing	117.8	131.1
Research and development	123.5	117.7
General and administrative	60.1	54.4
Amortization of intangible assets and depreciation	51.6	59.5
Restructuring costs	5.1	4.7
Acquisition-related and other costs	4.7	7.4

Total operating expenses	667.8	664.3

Income from operations	114.9	95.4

Other expense, net:
Interest expense, net	80.3	80.0
Other (income) expense, net	(45.2)	184.7

Total other expense, net	35.1	264.7

Income (loss) before income tax	79.8	(169.3)
Income tax provision	2.2	5.7

Net income (loss)	77.6	(175.0)
Net income attributable to noncontrolling interests	0.3	0.3

Net income (loss) attributable to Infor, Inc.	$77.3	$(175.3)

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended July 31,
	2018	2017
Net income (loss)	$77.6	$(175.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(42.4)	167.6
Change in defined benefit plan funding status, net of tax	0.9	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7

Total other comprehensive income (loss)	(41.5)	169.4

Comprehensive income (loss)	36.1	(5.6)

Noncontrolling interests comprehensive income (loss)	0.2	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$35.9	$(5.8)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended July 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$77.6	$(175.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51.6	59.5
Provision for doubtful accounts, billing adjustments and sales allowances	10.5	6.4
Deferred income taxes	(3.0)	0.4
Non-cash loss (gain) on foreign currency	(45.0)	185.0
Non-cash interest	5.7	5.6
Equity-based compensation expense	3.7	0.2
Other	0.4	1.1
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(27.1)	4.0
Accounts receivable, net	47.2	50.3
Income tax receivable/payable, net	(0.9)	(0.3)
Deferred revenue	(11.1)	(6.3)
Accounts payable, accrued expenses and other liabilities	(74.7)	(134.7)

Net cash provided by (used in) operating activities	34.9	(3.8)

Cash flows from investing activities
Acquisitions, net of cash acquired	2.5	(67.1)
Purchases of property, equipment and software	(20.1)	(24.5)

Net cash used in investing activities	(17.6)	(91.6)

Cash flows from financing activities
Equity contributions	—	75.0
Dividends paid	(50.0)	—
Payments on capital lease obligations	(0.6)	(0.8)
Payments on long-term debt	(38.4)	(8.2)
Other	(0.4)	(6.1)

Net cash provided by (used in) financing activities	(89.4)	59.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.4)	8.0

Net decrease in cash, cash equivalents and restricted cash	(79.5)	(27.5)
Cash, cash equivalents and restricted cash at the beginning of the period	429.7	319.1

Cash, cash equivalents and restricted cash at the end of the period	$350.2	$291.6

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Infor is a global provider of enterprise business applications software and services focused primarily on large enterprises and small-to-midsize companies (SMB) in many industries including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We serve a large, diverse and sophisticated global customer base across three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC).

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

We generate revenue primarily from providing access to our software products through Software-as-a-Service (SaaS) subscription offerings, the sale of perpetual or term software licenses granting customers use of our software products, providing on-going product updates and support services for our customers through our subscription-based annual maintenance and support programs, and from providing consulting services which help our customers implement and use our applications more effectively.

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of April 30, 2018, and other amounts presented herein as of April 30, 2018, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year.

Effective May 1, 2018, we adopted the FASB guidance related to revenue recognition included in ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements. As a result, we have changed our accounting policy for revenue recognition. Our financial statements for reporting periods beginning after April 30, 2018, are presented under ASC 606, while amounts for prior periods have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting under ASC 985-605, Software—Revenue Recognition (ASC 985-605), for revenues related to software license, product updates and support, and related service revenues, and ASC 605, Revenue Recognition (ASC 605), for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue.

Certain prior period amounts have been reclassified on our Condensed Consolidated Financial Statements to conform with current year presentation and reflect the adoption of certain accounting standard updates.

The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related Notes for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K.

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

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establish standards for, and require disclosure of, certain financial information related to reportable operating segments and geographic regions. See Note 15, Segment and Geographic Information.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are based upon information available to us at the time that they are made and are believed to be reliable. These estimates, judgments and assumptions can affect the reported amounts of our assets and liabilities as of the date of the financial statements as well as the reported amounts of our revenues and expenses during the periods presented. On an on-going basis we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales allowances, fair value of equity-based compensation, fair value of acquired intangible assets and goodwill, fair value of contingent consideration related to our acquisitions, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, and contingencies and litigation. We believe these estimates and assumptions are reasonable under the circumstances and they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Differences between these estimates, judgments or assumptions and actual results could materially impact our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Fiscal Year

Our fiscal year is from May 1 through April 30 and the first quarter of each fiscal year is from May 1 through July 31. Unless otherwise stated, references to fiscal 2019 and fiscal 2018 relate to our fiscal years ended April 30, 2019 and 2018, respectively. References to future years also relate to our fiscal years ending April 30.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2018, which is included in our Annual Report on Form 10-K. Except for the accounting policy for revenue recognition related to adopting ASC 606, discussed below, and the adoption of Accounting Standards Update 2016-16, Intra-Entity Transfer of Assets Other Than Inventory, (ASU 2016-16), there have been no changes to our significant accounting policies that have had a material impact on our Condensed Consolidated Financial Statements and Notes. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Revenue Recognition

We apply the provisions of ASC 606 to determine the measurement of revenue and the timing of when it is recognized. Under ASC 606, revenue is measured as the amount of consideration we expect to be entitled to, in exchange for transferring products or providing services to our customers, and is recognized when performance obligations under the terms of contracts with our customers are satisfied. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify contract(s) with the customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied.

We account for contracts with our customers when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights regarding products or services to be transferred are identified, payment terms are identified, the contract has commercial substance and collection of the consideration is probable. We utilize written contracts as the means to establish the terms and conditions by which our products, product updates and support and/or consulting services are sold to our customers.

Performance obligations are promises in a contract to transfer distinct products or services to our customers and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. A product or service is a distinct performance obligation if our customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to our customers. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

Our revenues are generated primarily by providing access to our SaaS subscriptions, licensing our software, providing product updates and support related to our licensed products, and providing consulting services to our customers. Generally, revenue from software licenses sales are recognized upon delivery; SaaS subscriptions, product updates and support are recognized ratably over time; and consulting services are recognized as performed. Revenue is recorded net of applicable taxes. Our specific revenue recognition policies are as follows:

SaaS Subscriptions

Our SaaS subscriptions revenues are primarily from granting customers the right to access software products through our cloud-based SaaS subscription offerings. Under a SaaS subscription agreement, our customer receives a right to access the software for a specified period of time in an environment hosted, supported, and maintained by Infor. SaaS subscription services are a single performance obligation satisfied over time, and associated revenue is generally recognized ratably over the contract term once the software is made available to the customer. Our SaaS subscription offerings are typically sold with one to five-year subscription terms, generally invoiced in advance of each annual subscription period, and are non-cancelable during the committed subscription term.

Consulting services sold in conjunction with SaaS offerings such as implementation, configuration, customization, training, and data conversion services are considered separate performance obligations. Consequently, they are recognized separately from the SaaS subscription agreement, and applicable revenue is typically recognized as the services are delivered. See Contracts with Multiple Performance Obligations, below.

Software License Fees

Our software license fees revenues are primarily from sales of perpetual software licenses, granting customers the license right to use our software products, with no expiration date. Perpetual software licenses are satisfied at a point in time, and associated revenue is recognized upon transfer of control of the software.

Certain of our software products are offered as term-based license contracts, under which we grant customers the license right to use the software for a specified period. Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software.

For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. The implementation and consulting services are typically distinct performance obligations and qualify for separate recognition. The portion of the transaction price allocated to implementation and other consulting services is generally recognized as such services are performed. See Contracts with Multiple Performance Obligations, below.

Product Updates and Support Fees

Our product updates and support services entitle our customers to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. These post contract support (PCS) services are stand-ready performance obligations that are satisfied over time, and considered a series of distinct services that are substantially the same with the same duration and measure of progress. Revenues for PCS services are recognized on a straight-line basis over the term of the service period. The term of our product updates and support services agreements are typically 12 months and are invoiced annually in advance of the service period.

Consulting Services and Other Fees

We also provide consulting services, including systems implementation and integration services, consulting, training, and application managed services. Our consulting services are contracted for in conjunction with the licensing of our software products or SaaS subscription offerings and/or on a standalone basis. Most of our services are sold under specific software services agreement terms, are priced separately from other promises, and meet the criteria for being considered separate performance obligations as they do not significantly customize or modify the software, are generally not essential to the functionality of our software products, and are also available from third-party vendors and systems integrators.

The majority of our consulting services agreements are provided under time and materials contracts, and the performance obligations are satisfied and related revenues are recognized over time as the services are provided.

Our fixed price service contracts typically qualify as performance obligations that are satisfied over time and therefore are recognized on a proportional performance basis. For these fixed price projects, progress is measured based on labor hours performed to date relative to the total expected labor hours to complete the project. When it cannot be demonstrated that services meet the criteria for recognition over time, revenue from fixed price engagements is recognized only at points in time when the customer obtains control of promised products.

Consulting services and other fees also include hosting services. Customers who elect to host their software licenses by Infor have the contractual right to take possession of the software at any time during the hosted period. The customer has the right to choose not to renew hosting services upon its expiration and can deploy the software internally or contract with another party unrelated to Infor to host the software. The software provides standalone usage and functionality and, therefore, is not dependent upon the hosting service. Therefore, customers can self-host and any penalties to do so are insignificant. Accordingly, fees allocated to the hosting performance obligation are recognized once the service begins, separate from software licenses, and then ratably over the term of the hosting service.

Consulting services and other fees also include education services and fees related to Inforum, our customer event. Revenues related to these services are recognized when the services are provided or when the fees are received.

Contracts with Multiple Performance Obligation

We also enter into contracts that may include a combination of our various products and services offerings including SaaS subscriptions, software licenses, product updates and support, consulting services, and hosting services. For contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct. Significant judgment may be required to identify distinct obligations within a contract. The total transaction price is allocated to the individual performance obligations based on the ratio of the relative established standalone selling prices (SSP), or our best estimate of SSP, of each distinct product or service in the contract. Revenue is then recognized for each distinct performance obligation as described in the specific revenue recognition policies above.

Contract Modifications

Contract modifications may create new, or change existing, enforceable rights and obligations of the parties to the contract. We generally modify an existing contract using a new order form, an addendum, a signed service change order, or new services work orders. A contract modification is accounted for as a new contract if it reflects an increase in scope that is regarded as distinct from the original contract and is priced in-line with the standalone selling price for the related product or services obligated. If a contract modification is not considered a new contract, the modification is combined with the original contract and the impact on the revenue recognition profile depends on whether the remaining products and services are distinct from the original contract. If the remaining goods or services are distinct from those in the original contract, all remaining performance obligations will be accounted for on a prospective basis with unrecognized consideration allocated to the remaining performance obligations. If the remaining goods or services are not distinct, the modification will be treated as if it were a part of the existing contract, and the effect that the contract modification has on the transaction price, and on our measure of progress toward satisfaction of the performance obligations, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification on a cumulative catch-up basis.

Contract Balances

The timing of our revenue recognition may differ from the timing of invoicing to our customers, and these timing differences result in receivables, contract assets, or contract liabilities which are reflected on our Condensed Consolidated Balance Sheets. We record contract assets when we have transferred software products or provided services but do not yet have the right to related consideration, or contract liabilities when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

Receivables and Contract Assets—We classify the right to consideration in exchange for software products or services transferred to our customers as either a receivable or a contract asset depending on whether those rights are conditional or unconditional. A receivable is a right to consideration that is unconditional as compared to a contract asset, which is a right to consideration that is conditional upon factors other than the passage of time.

Receivables are comprised of gross amounts due from customers for which we have an unconditional right to collect. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset amounts billed and deferred revenue for invoices not billed under a committed contract for which the subscription period has not started as of the balance sheet date. We record receivables within accounts receivable, net, on our Condensed Consolidated Balance Sheets. See Note 6, Accounts Receivable, Net.

Contract assets relate to unbilled accounts receivable, which represent revenue recognized on arrangements for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date, and the right to consideration is generally subject to milestone completion, client acceptance or factors other than the passage of time. We record contract assets within other current assets on our Condensed Consolidated Balance Sheets.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component as the period between transfers of goods/services and payment is generally less than one year. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our software products and related services, not to receive financing from our customers or to provide customers with financing.

Contract Liabilities – Deferred Revenues—We record contract liabilities as deferred revenues when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Deferred revenues represent amounts billed or payments received from customers for SaaS subscriptions, software licenses, product updates and support and/or consulting services in advance of recognizing revenue or performing services. We defer revenue for these undelivered performance obligations and recognize revenues when the applicable software products are delivered or over the periods in which the services are performed, in accordance with our revenue recognition policy for such performance obligations. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract balances for the periods indicated:

(in millions)	July 31, 2018	May 1, 2018
Contract assets - Other current assets	$16.8	$15.8

Contract liabilities
Current deferred revenue	$1,124.1	$1,132.6
Noncurrent deferred revenue - Other liabilities	26.1	36.3

Total contract liabilities	$1,150.2	$1,168.9

The following table sets forth the components of deferred revenue for the periods indicated:

(in millions)	July 31, 2018	May 1, 2018
SaaS subscriptions	$316.0	$327.7
Software license fees	10.8	8.6

Software subscriptions and license fees	326.8	336.3
Product updates and support fees	754.5	758.0
Consulting services and other fees	72.4	76.5
Contract asset offset (1)	(3.5)	(1.9)

Total deferred revenue	1,150.2	1,168.9
Less: current portion	1,124.1	1,132.6

Deferred revenue - non-current	$26.1	$36.3

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract by contract basis under ASC 606 for periods beginning after April 30, 2018.

We recognized revenues of $468.5 million during the three months ended July 31, 2018, that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during the three months ended July 31, 2018, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The current and noncurrent balances of these deferred costs are included in prepaid expenses and other assets, respectively, on our Condensed Consolidated Balance Sheets. Deferred commissions were $81.3 million and $72.0 million as of July 31, 2018, and May 1, 2018, respectively. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $4.7 million for the three months ended July 31, 2018, and is included in sales and marketing expenses in our Condensed Consolidated Statements of Operations. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of July 31, 2018, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $2.6 billion. We expect to recognize 75% of the remaining performance obligations as revenue over the remainder of fiscal 2019 and 2020, with the remaining 25% recognized thereafter.

We have not disclosed the amount of the transaction price allocated to the remaining performance obligations or an explanation of when such revenue is expected to be recognized as of May 1, 2018, as allowed under the transition practical expedient.

Sales Allowances

We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various claims arising from the sale of our products and delivery of our solutions, we may agree to terms that impact the transaction price allocated to performance obligations for the purposes of revenue recognition. We adjust the transaction price for these estimated variable consideration amounts specific to license and consulting revenues at the inception of each agreement using the expected value method, which results in an associated sales allowance being recorded. We also periodically reassess the associated estimated transaction price and related variable consideration throughout the course of each agreement. The balance of our sales allowance is reflected in deferred revenue on our Condensed Consolidated Balance Sheets.

The following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2018	$21.3
Provision	5.3
Write-offs	(7.5)
Currency translation effect	(0.4)

Balance, July 31, 2018	$18.7

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised primarily of unrestricted amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. Each is recorded at cost, which approximates fair market value given their short-term nature.

In addition, we have restricted cash balances which are classified as either other current assets or other assets on our Condensed Consolidated Balance Sheets depending on the nature of the restriction. Restricted cash is used to collateralize various operating guarantees such as leases, acquisition funding, or letters of credit and is recorded at cost, which approximates fair market value.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Condensed Consolidated Balance Sheets to amounts presented within our Condensed Consolidated Cash Flow Statements:

(in millions)	July 31, 2018	April 30, 2018
Current assets
Cash and cash equivalents	$338.7	$417.6
Restricted cash - Other current assets	0.7	1.1
Other assets
Restricted cash - Other assets	10.8	11.0

Total cash, cash equivalents and restricted cash	$350.2	$429.7

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange gain of $45.0 million and a net foreign currency exchange loss of $184.7 million for the three months ended July 31, 2018 and 2017, respectively.

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

Adoption of New Accounting Pronouncements

On May 1, 2018, we adopted the FASB guidance included in ASU 2016-16. This guidance amended prior GAAP which prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. We adopted guidance on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption resulting in a $16.8 million increase to accumulated deficit, a net increase of $46.1 million to deferred tax assets, and a reduction of $62.9 million of deferred charges for taxes, included in other current assets and other assets on our Condensed Consolidated Balance Sheets. As part of the net $46.1 million cumulative-effect adjustment to deferred tax assets, a gross deferred tax asset of $48.6 million was not recognized due to a corresponding full valuation allowance of $48.6 million. This gross deferred tax asset and corresponding valuation allowance relates primarily to Sweden.

On May 1, 2018, we adopted the FASB guidance related to the classifications and presentation of changes in restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows explain the change during the period in total of cash, cash equivalents and restricted cash. Accordingly, amounts generally described as restricted cash have been combined with unrestricted cash when reconciling the beginning and end of period balances on our Condensed Consolidated Statement of Cash Flows. The adoption of this guidance did not have a material impact on our financial position, our results of operations or cash flows.

On May 1, 2018, we adopted the FASB guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are presented outside of the subtotal of operating income on the income statement and allows only the service cost component of net benefit costs to be eligible for capitalization. We applied this guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of this guidance did not have a material impact on our financial position, our results of operations or cash flows.

On May 1, 2018, we adopted the FASB guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of recent tax reform legislation to retained earnings. We adopted this guidance on a prospective basis. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

On May 1, 2018, we adopted the FASB guidance on the principles for revenue recognition under ASC 606. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The new rules established a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. We adopted ASC 606 using the modified retrospective transition method by recognizing the cumulative effect of initial application at the date of adoption as an adjustment to our opening equity balance. Therefore, the comparative information presented has not been adjusted and continues to be reported under ASC 985-605 for revenues related to software license, product updates and support, and related service revenues, and ASC 605 for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue. We elected to apply ASC 606 only to those contracts not completed as of May 1, 2018, as allowed under the modified retrospective transition method. For contract modifications, we did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date.

The major impacts of ASC 606 on our policies and practices related to recognition of revenue and certain related costs included the following:

•

Recognition of software license revenue from term licenses bundled with unspecified product updates and support is recognized upon delivery of the software and at the beginning of the license period, rather than over the term of the arrangement;

•	Accounting for deferred commissions including costs that qualify for deferral and the amortization period;

•	The removal of the historic limitation on contingent revenue which may result in revenue being recognized earlier for certain contracts;

•	The removal of the historic residual method of allocating software license fees within a multiple element arrangement which may impact reported revenues; and

•

Revenue attributable to the extension or renewal of a software license is deferred until the beginning of the extension or renewal period, rather than recognizing when the contract for the extension or renewal is effective.

The cumulative effect of the changes made to our May 1, 2018, balance sheet for the adoption of the new revenue recognition guidance was a credit of $35.9 million, reducing the opening balance of accumulated deficit.

The following table summarizes the cumulative effects of the changes made to our opening balance sheet accounts as of May 1, 2018, for the adoption of ASC 606 and ASU 2016-16:

		Adjustments Related to
(in millions)	April 30, 2018 As Originally Reported	Adoption of ASC 606	Adoption of ASU 2016-16	May 1, 2018 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$417.6	$—	$—	$417.6
Accounts receivable, net	505.9	(14.0)	—	491.9
Prepaid expenses	160.0	1.1	—	161.1
Income tax receivable	13.9	—	—	13.9
Other current assets	25.3	15.8	(10.7)	30.4

Total current assets	1,122.7	2.9	(10.7)	1,114.9
Property and equipment, net	160.9	—	—	160.9
Intangible assets, net	689.8	—	—	689.8
Goodwill	4,650.5	—	—	4,650.5
Deferred tax assets	77.4	0.4	46.1	123.9
Other assets	115.2	27.0	(52.2)	90.0

Total assets	$6,816.5	$30.3	$(16.8)	$6,830.0

LIABILITIES AND STOCKHOLDERS’
DEFICIT
Current liabilities:
Accounts payable	$82.6	$—	$—	$82.6
Income taxes payable	60.5	—	—	60.5
Accrued expenses	452.9	—	—	452.9
Deferred revenue	1,143.8	(11.2)	—	1,132.6
Current portion of long-term obligations	42.5	—	—	42.5

Total current liabilities	1,782.3	(11.2)	—	1,771.1
Long-term debt, net	5,765.8	—	—	5,765.8
Deferred tax liabilities	41.9	2.0	—	43.9
Other long-term liabilities	236.3	3.6	—	239.9

Total liabilities	7,826.3	(5.6)	—	7,820.7

Additional paid-in capital	1,255.0	—	—	1,255.0
Receivable from stockholders	(58.5)	—	—	(58.5)
Accumulated other comprehensive income (loss)	(141.4)	—	—	(141.4)
Accumulated deficit	(2,073.7)	35.9	(16.8)	(2,054.6)

Total Infor, Inc. stockholders’ deficit	(1,018.6)	35.9	(16.8)	(999.5)
Noncontrolling interests	8.8	—	—	8.8

Total stockholders’ deficit	(1,009.8)	35.9	(16.8)	(990.7)

Total liabilities and stockholders’ deficit	$6,816.5	$30.3	$(16.8)	$6,830.0

The following tables show select line items that were materially impacted by the adoption of ASC 606 on our unaudited Condensed Consolidated Financial Statements as of and for the period ended July 31, 2018:

	As of July 31, 2018
(in millions)	As Reported Under ASC 606	Adjustments Related to ASC 606	As Adjusted Without Adoption of ASC 606
ASSETS
Current assets:
Accounts receivable, net	$432.5	$15.8	$448.3
Prepaid expenses	172.8	(1.5)	171.3
Other current assets	29.5	(16.8)	12.7
Deferred tax assets	117.5	(0.4)	117.1
Other assets	104.0	(29.2)	74.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Income taxes payable	67.3	(0.2)	67.1
Deferred revenue	1,124.1	12.5	1,136.6
Deferred tax liabilities	32.9	(2.2)	30.7
Other long-term liabilities	184.2	(3.2)	181.0
Accumulated deficit	$(1,977.3)	$(39.0)	$(2,016.3)

	Three Months Ended July 31, 2018
(in millions)	As Reported Under ASC 606	Adjustments Related to ASC 606	As Adjusted Without Adoption of ASC 606
Revenues
SaaS subscriptions	$156.2	$(1.6)	$154.6
Software license fees	65.9	(1.1)	64.8

Software subscriptions and license fees	222.1	(2.7)	219.4
Product updates and support fees	351.0	0.1	351.1

Software revenues	573.1	(2.6)	570.5
Consulting services and other fees	209.6	1.8	211.4

Total revenues	782.7	(0.8)	781.9

Operating expenses
Sales and marketing	117.8	2.7	120.5
Income from operations	114.9	(3.5)	111.4
Income tax provision	2.2	(0.4)	1.8
Net income (loss)	$77.6	$(3.1)	$74.5

We believe that no other new accounting guidance was adopted during the first three months of fiscal 2019 that would be relevant to the readers of our financial statements.

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

3. Acquisitions

Fiscal 2018

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma®, for $27.9 million, including contingent consideration of $8.1 million recorded at the time of the acquisition. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which is marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complement and further expand Infor CloudSuite Retail and our supply chain management offerings. The identifiable intangible assets related to this acquisition of existing technology are being amortized over their estimated useful lives of approximately four years.

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $68.5 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the acquisition (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met. Based in San Francisco, California, Birst is a pioneer of cloud-native, business intelligence (BI), analytics, and data visualization. Birst is a unique, comprehensive platform for sourcing, refining, and presenting standardized data insights at scale to drive business decisions. Birst connects the entire enterprise through a network of virtualized BI instances on top of a shared common analytical fabric. Birst spans ETL (extract, transform, and load), operational reports, dashboards, semantic understanding, visualization, smart discovery, and data blending to form a rich, simplified end-to-end BI suite in the cloud. The Birst Acquisition provided Infor a cloud BI platform which significantly expanded our analytical applications. The Birst Acquisition was partially funded through capital contributions made to an affiliate of Infor’s parent company by certain of our equity holders, an affiliate of Koch Industries, Inc. (Koch Industries), investment funds affiliated with Golden Gate Capital, and our senior executives. See Note 16, Related Party Transactions – Equity Contributions.

We have recorded approximately $31.5 million of identifiable intangible assets and $43.9 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and five years, respectively. The goodwill arising from the Birst Acquisition, related to expected synergies of our combined operations, is not deductible for tax purposes.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our GT Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $13.2 million and $25.6 million at July 31, 2018 and April 30, 2018, respectively.

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

The purchase consideration related to certain of our acquisitions include additional contingent cash consideration payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. During the first three months of fiscal 2019, we did not pay any amounts of contingent consideration under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $81.5 million. As of July 31, 2018, and April 30, 2018, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $12.9 million and $12.4 million, respectively.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2018	$1,458.5	$2,852.9	$339.1	$4,650.5
Currency translation effect	(11.4)	(33.5)	(3.4)	(48.3)

Balance, July 31, 2018	$1,447.1	$2,819.4	$335.7	$4,602.2

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2018, as of September 30, 2017. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2018. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2018 and April 30, 2018:

	July 31, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.9	$12.9

Total	$—	$—	$12.9	$12.9

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.4	$12.4

Total	$—	$—	$12.4	$12.4

Contingent consideration liabilities relate to certain of our acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements relate to revenue growth rates, the level of services, perpetual license revenues and/or SaaS subscription revenues, the ratio of EBITDA to total revenue, and the level of EBITDA. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. See Note 3, Acquisitions – Contingent Consideration.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2019 or fiscal 2018. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2018	$12.4
Contingent consideration	0.8
Total (gain) loss recorded in earnings	(0.2)
Currency translation effect	(0.1)

Balance, July 31, 2018	$12.9

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of July 31, 2018, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value, except for the $45.9 million impairment of certain of our capitalized software costs recorded in the third quarter of fiscal 2018. See Note 8, Property and Equipment – Impairment of Capitalized Software, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2018 and April 30, 2018, our material financial assets and liabilities not carried at fair value included our cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of July 31, 2018 and April 30, 2018, the total carrying value of our long-term debt was approximately $5.7 billion and $5.8 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.8 billion and $6.0 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	July 31, 2018	April 30, 2018
Accounts receivable	$409.2	$462.5
Unbilled accounts receivable (1)	46.0	63.5
Less: allowance for doubtful accounts	(22.7)	(20.1)

Accounts receivable, net	$432.5	$505.9

(1)	Unbilled accounts receivable of $15.8 million were reclassed to other current assets on our Condensed Consolidated Balance Sheets as “contract assets” as of May 1, 2018, with the adoption of ASC 606.

With the adoption of ASC 606, the accounts receivable and unbilled accounts receivable balances as of July 31, 2018, are comprised of amounts for which we have an unconditional right to collect.

The accounts receivable balance as of April 30, 2018, is comprised of gross amounts invoiced to customers, and the unbilled accounts receivable balance reflects all revenue recognized on arrangements for which billings had not yet been presented to customers because the amounts were earned but not contractually billable as of that date.

We have established an allowance for estimated amounts that will not be collected and have adjusted transaction prices used in revenue recognition for estimated billing adjustments. We record provisions for doubtful accounts as a component of general and administrative expense, and we record estimated billing adjustments as a form of variable consideration impacting revenue recognized in our Condensed Consolidated Statements of Operations.

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2018	$20.1
Provision	5.2
Write-offs and recoveries	(2.2)
Currency translation effect	(0.4)

Balance, July 31, 2018	$22.7

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	July 31, 2018			April 30, 2018
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,041.4	$1,525.2	$516.2	$2,061.8	$1,518.9	$542.9	2 - 15
Acquired and developed technology	1,194.4	1,062.7	131.7	1,204.1	1,062.8	141.3	1 - 11
Tradenames	140.1	137.0	3.1	140.8	137.0	3.8	1 - 20
Acquired favorable leases	2.2	0.5	1.7	2.2	0.4	1.8	5

Total	$3,378.1	$2,725.4	$652.7	$3,408.9	$2,719.1	$689.8

(1)

Net intangible assets decreased from April 30, 2018 to July 31, 2018 by approximately $3.0 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2018	2017
Customer contracts and relationships	$24.8	$27.1
Acquired and developed technology	10.3	16.4
Tradenames	0.8	0.9
Acquired favorable leases	0.1	0.1

Total	$36.0	$44.5

The estimated future annual amortization expense related to these intangible assets as of July 31, 2018, was as follows:

(in millions)
Fiscal 2019 (remaining 9 months)	$104.9
Fiscal 2020	129.6
Fiscal 2021	120.0
Fiscal 2022	76.4
Fiscal 2023	54.1
Fiscal 2024	48.6
Thereafter	119.1

Total	$652.7

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	July 31, 2018	April 30, 2018
Compensation and employee benefits	$150.1	$181.4
Taxes other than income	24.6	31.4
Royalties and partner commissions	32.9	41.3
Litigation	47.1	7.0
Professional fees	13.8	12.4
Subcontractor expense	7.0	7.2
Interest	45.1	70.9
Restructuring	9.4	11.2
Asset retirement obligations	2.0	1.9
Deferred rent	4.2	3.9
Deferred acquisition payments	4.0	4.3
Other	23.1	80.0

Accrued expenses	$363.3	$452.9

Included above in other accrued expenses as of April 30, 2018, was approximately $50.0 million in dividends accrued related to our affiliate companies. These dividends were settled in the first quarter of fiscal 2019. See Note 16, Related Party Transactions – Dividends Paid to Affiliates.

9. Equity-Based Compensation

We account for equity-based payments, including grants of employee stock options, restricted stock and other equity-based awards, in accordance with ASC 718, Compensation—Stock Compensation, which requires that equity-based payments (to the extent they are compensatory) be recognized in our results of operations based on their fair values. We utilize the Option-Pricing Method to estimate the fair value of our equity awards. We recognize the effect of forfeitures when they occur. All equity-based payments are based upon equity issued by Infor Enterprise Applications, LP (Infor Enterprise) and IGS Holding LP (IGS Holding), affiliates of the parent company of Infor. Pursuant to applicable FASB guidance related to equity-based awards, we have reflected equity-based compensation expense related to our parent company’s equity grants within our results of operations with an offset to additional paid-in capital for equity-classified awards and to accrued expenses and other long-term liabilities for liability-classified awards on our Condensed Consolidated Balance Sheets.

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2018	2017
Cost of SaaS subscriptions	$0.1	$—
Cost of consulting services and other fees	0.3	—
Sales and marketing	1.3	—
Research and development	0.7	0.2
General and administrative	1.3	—

Total	$3.7	$0.2

IGS Holding Class D Management Incentive Units

In the second and third quarters of fiscal 2018, IGS Holding granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for Class D non-voting units (Class D Units) and vest over four years. We have recorded equity compensation expense of $3.4 million in the three months ended July 31, 2018, related to these grants with no corresponding expense recorded in the comparable prior period.

Modification of Infor Enterprise Management Incentive Units

In the second quarter of fiscal 2018, the outstanding Infor Enterprise Class C MIUs with repurchase features that function as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of the repurchase features made these awards probable of vesting. In accordance with applicable FASB guidance, we treated this as a modification. We recorded equity compensation expense of $27.3 million in the second quarter of fiscal 2018, related to these awards with no corresponding expense recorded in the current quarter.

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

Fiscal 2019 Restructuring Charges

During the first three months of fiscal 2019, we incurred restructuring costs of $5.6 million related to employee severance costs primarily for personnel actions taken in our general and administrative, sales, and product development organizations in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During the first three months of fiscal 2019, we made cash payments of approximately $0.9 million related to these actions. We expect to complete the remainder of these actions during the remainder of fiscal 2019.

Fiscal 2018 Restructuring Charges

During fiscal 2018, we incurred restructuring costs for employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our Americas and EMEA and regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During the first three months of fiscal 2019, we recorded adjustments to these restructuring costs of $0.1 million and we made cash payments of approximately $4.7 million related to these actions. We expect to complete the remainder of these actions during the remainder of fiscal 2019.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2018, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. During the first three months of fiscal 2019, we recorded restructuring costs reversals of $0.6 million and we made cash payments of $1.2 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended July 31, 2018. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as an adjustment to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	July 31,	Recognized	Program
(in millions)	2018	Costs	Expense	Effect	Payments	2018	to Date	Costs
Fiscal 2019 restructuring
Severance	$—	$5.3	$—	$—	$(0.9)	$4.4	$5.3	$5.3
Facilities and other	—	0.3	—	—	—	0.3	0.3	0.3

Total fiscal 2019 restructuring	—	5.6	—	—	(0.9)	4.7	5.6	5.6

Fiscal 2018 restructuring
Severance	7.8	—	—	—	(4.6)	3.2	17.6	17.6
Facilities and other	0.3	—	0.1	—	(0.1)	0.3	0.6	0.6

Total fiscal 2018 restructuring	8.1	—	0.1	—	(4.7)	3.5	18.2	18.2

Previous restructuring
Severance	1.4	—	(0.6)	(0.1)	(0.4)	0.3	51.7	51.7
Facilities and other	2.6	—	—	—	(0.4)	2.2	8.6	8.6

Total previous restructuring	4.0	—	(0.6)	(0.1)	(0.8)	2.5	60.3	60.3

Previous acquisition-related
Facilities and other	2.3	—	—	—	(0.4)	1.9	6.2	6.2

Total previous acquisition-related	2.3	—	—	—	(0.4)	1.9	6.2	6.2

Total restructuring	$14.4	$5.6	$(0.5)	$(0.1)	$(6.8)	$12.6	$90.3	$90.3

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

	Three Months Ended
	July 31,
(in millions)	2018	2017
License	$1.5	$1.8
Maintenance	0.5	0.6
Consulting	0.3	2.3
General and administrative and other functions	2.8	—

Total restructuring costs	$5.1	$4.7

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2018			April 30, 2018
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,053.8	4.83%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,155.2	1,150.0	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	500.0	490.4	5.75%	500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,623.1	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	409.3	405.9	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(71.9)	—		(77.0)	—

Total long-term debt	5,723.2	5,723.2		5,808.3	5,808.3
Less: current portion	(3.0)	(3.0)		(42.5)	(42.5)

Total long-term debt - non-current	$5,720.2	$5,720.2		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at July 31, 2018 and April 30, 2018 was 5.13% and 5.05%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of July 31, 2018:

Fiscal 2019 (remaining 9 months)	$—
Fiscal 2020	27.9
Fiscal 2021	533.2
Fiscal 2022	3,194.7
Fiscal 2023	2,039.3
Fiscal 2024	—
Thereafter	—

Total	$5,795.1

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K, for a description of recent amendments.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.0 million of letters of credit have reduced the amount available under the Revolver to $109.0 million as of July 31, 2018. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,255.8 million as of July 31, 2018, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,155.2 million).

On February 6, 2017, we entered into the $2,147.1 million Tranche B-6 Term Loan. Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-6 Term Loan matures on February 1, 2022.

On November 22, 2017, we entered into the €1,002.0 million Euro Tranche B-2 Term Loan. Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B-2 Term Loan matures on February 1, 2022.

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

Deferred Financing Fees, Debt Discounts and Premiums

As of July 31, 2018 and April 30, 2018, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $58.8 million and $62.9 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.3 million and $1.3 million as of July 31, 2018 and April 30, 2018, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method. For the three months ended July 31, 2018 and 2017, we amortized $4.2 million and $4.1 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $13.1 million and $14.1 million as of July 31, 2018 and April 30, 2018, respectively, as a direct reduction of the carrying amount of our long-term debt.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Condensed Consolidated Financial Statements for any of the periods presented. These affiliate company borrowings are described below.

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, Inc., and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes). The HoldCo Notes mature on May 1, 2021, and bear interest at the applicable rates per annum that is payable semi-annually in arrears, on May 1 and November 1 each year.

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of July 31, 2018 and April 30, 2018, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 16, Related Party Transactions – Dividends Paid to Affiliates.

The HoldCo Notes are HoldCo’s general unsecured senior obligations and are not guaranteed by any of HoldCo’s subsidiaries including Infor. The HoldCo Notes rank equally in right of payment with any future unsecured indebtedness of HoldCo, will be effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under our senior secured credit facilities and our Senior Notes.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the 2017 Tax Act) that instituted fundamental changes to the taxation of multinational corporations. The 2017 Tax Act included numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of certain net operating losses; creating a provision to tax global intangible low-taxed income (GILTI); a base-erosion anti-abuse tax (BEAT); a tax on foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax). In addition, in conjunction with the 2017 Tax Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 allows for recording certain effects of the 2017 Tax Act as “provisional” during a one-year measurement period, which for the Company will end in the third quarter of fiscal 2019.

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended July 31,
(in millions, except percentages)	2018	2017
Income tax provision	$2.2	$5.7
Effective income tax rate	2.8%	(3.4)%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily driven by an increase in the amount of U.S. earnings and U.S. tax subject to a full valuation allowance offset, an increase in the amount of foreign earnings subject to foreign tax at a lower foreign tax rate, a reduction of the valuation allowance for foreign earnings, and an increase in the amount of unrecognized tax benefits.

During the first quarter of fiscal 2019, we have not reported any adjustments to the provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. As of July 31, 2018, we have not yet completed our accounting for the income tax effects of the 2017 Tax Act. We expect to finalize the financial statement impact of the 2017 Tax Act as soon as practical, but not later than December 22, 2018, in the third quarter of fiscal 2019. The ultimate impact of the 2017 Tax Act may materially differ from the provisional amounts we have recorded, due to, among other things, additional analyses, changes in interpretations and assumptions that we have made and additional regulatory guidance that may be issued.

During the upcoming twelve months ending July 31, 2019, we expect a net reduction of approximately $6.6 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $117.5 million and $77.4 million as of July 31, 2018 and April 30, 2018, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2019, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act.

As of July 31, 2018, we continue to consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. However, as a result of the 2017 Tax Act, pursuant to SAB 118, we are reassessing our intentions related to our indefinite reinvestment assertion as part of our provisional estimates. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2018	$(123.1)	$(18.3)	$(141.4)

Other comprehensive income (loss)	(42.4)	0.9	(41.5)
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.1	—	0.1

Other comprehensive income (loss) attributable to Infor, Inc.	(42.3)	0.9	(41.4)

Balance, July 31, 2018	$(165.4)	$(17.4)	$(182.8)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $3.5 million and $3.5 million as of July 31, 2018 and April 30, 2018, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
July 31, 2018
Foreign currency translation adjustment	$(42.4)	$—	$(42.4)
Change in funded status of defined benefit plans	0.9	—	0.9

Other comprehensive income (loss)	$(41.5)	$—	$(41.5)

July 31, 2017
Foreign currency translation adjustment	$167.6	$—	$167.6
Change in funded status of defined benefit plans	0.1	—	0.1
Derivative instruments unrealized gain (loss)	(1.2)	1.1	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	3.0	(1.2)	1.8

Other comprehensive income (loss)	$169.5	$(0.1)	$169.4

During fiscal 2018, we had certain derivative financial instruments related to interest rate swaps that we had designated as cash flow hedges and which were reflected in other comprehensive income and accumulated other comprehensive income in our Condensed Consolidated Statements of Comprehensive Income (Loss) and on our Condensed Consolidated Balance Sheets, respectively. See Note 15, Derivative Financial Instruments, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K. For the three months ended July 31, 2017, we recorded an unrealized loss of $1.2 million in other comprehensive income related to the effective portion of these cash flow hedges and we reclassified $3.0 million loss from accumulated other comprehensive income into net income with no corresponding expense recorded in the comparable prior period, which was included in interest expense, net in our Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $15.1 million and $14.9 million for the three-month periods ended July 31, 2018 and 2017, respectively.

We have also entered into certain capital lease commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of capital lease obligations is included in accrued expenses, and the long-term portion of capital lease obligations is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease obligations were $6.8 million and $7.2 million as of July 31, 2018 and April 30, 2018, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of July 31, 2018 and April 30, 2018, we had accrued $47.1 million and $49.2 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of July 31, 2018, we had $42.2 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where it will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. The appeals court scheduled the appeal hearing for March-April 2019. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of July 31, 2018, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2018 and April 30, 2018.

15. Segment and Geographic Information

We are a global provider of enterprise business applications software and services focused primarily on large enterprises and SMBs. We provide industry-specific and other enterprise software products and related services to companies in many industries including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We serve customers in the Americas, EMEA and APAC geographic regions. The following disclosures relate to our reportable segments and geographic regions. All prior period amounts are presented as originally reported and have not been adjusted for adoption of ASC 606 under the modified retrospective transition method. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements.

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

The following table presents revenue and other financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
July 31, 2018
Revenues	$222.2	$351.0	$209.6	$782.8
Cost of revenues	77.6	56.0	171.0	304.6
Direct sales and other costs	103.0	—	—	103.0

Sales margin	$41.6	$295.0	$38.6	$375.2

Sales margin %	18.7%	84.0%	18.4%	47.9%
July 31, 2017
Revenues	$203.5	$351.7	$207.8	$763.0
Cost of revenues	65.6	59.2	164.7	289.5
Direct sales and other costs	106.2	—	10.6	116.8

Sales margin	$31.7	$292.5	$32.5	$356.7

Sales margin %	15.6%	83.2%	15.6%	46.7%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended July 31,
(in millions)	2018	2017
Reportable segment revenues	$782.8	$763.0
Purchase accounting revenue adjustments (1)	(0.1)	(3.3)

Total revenues	$782.7	$759.7

Reportable segment sales margin	$375.2	$356.7
Other unallocated costs and operating expenses (2)	203.6	197.1
Amortization of intangible assets and depreciation	51.6	59.5
Restructuring costs	5.1	4.7

Income from operations	114.9	95.4
Total other expense, net	35.1	264.7

Income (loss) before income tax	$79.8	$(169.3)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)

Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues from contracts with customers disaggregated by revenue type, which we believe are the categories that best depict how economic factors affect the nature, amount, timing, and uncertainty of applicable revenue and cash flows (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition, for details), and summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2018
SaaS subscriptions	$110.8	$26.6	$18.8	$156.2
Software license fees	31.3	23.1	11.5	65.9

Software subscriptions and license fees	142.1	49.7	30.3	222.1
Product updates and support fees	221.5	101.7	27.8	351.0

Software revenues	363.6	151.4	58.1	573.1
Consulting services and other fees	108.9	82.9	17.8	209.6

Total revenues	$472.5	$234.3	$75.9	$782.7

July 31, 2017
SaaS subscriptions	$92.0	$16.6	$14.5	$123.1
Software license fees	43.6	26.1	8.1	77.8

Software subscriptions and license fees	135.6	42.7	22.6	200.9
Product updates and support fees	225.6	98.5	27.1	351.2

Software revenues	361.2	141.2	49.7	552.1
Consulting services and other fees	113.6	76.7	17.3	207.6

Total revenues	$474.8	$217.9	$67.0	$759.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
July 31, 2018	$119.2	$22.0	$15.2	$156.4
April 30, 2018	$121.9	$22.9	$16.1	$160.9

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended July 31,
(in millions)	2018	2017
United States	$431.0	$429.5
All other countries	351.7	330.2

Total revenues	$782.7	$759.7

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	July 31, 2018	April 30, 2018
United States	$117.2	$119.7
All other countries	39.2	41.2

Total long-lived tangible assets	$156.4	$160.9

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Party Transactions

Our largest investors are our Sponsors, an affiliate of Koch Industries, Golden Gate Capital, and Summit Partners. The following is a summary of our transactions with our Sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with Koch Equity Development (KED), the investment and acquisition subsidiary of Koch Industries. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to our Sponsors based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations.

The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Three Months Ended July 31,
(in millions)	2018	2017
Koch Industries	$1.0	$1.0
Golden Gate Capital	0.8	1.2
Summit Partners	0.2	0.3

Total management fees and expenses	$2.0	$2.5

As of July 31, 2018, approximately $1.1 million, $0.4 million, and $0.1 million of the Sponsor management fees remained unpaid related to Koch Industries, Golden Gate Capital, and Summit Partners, respectively.

In addition, under the advisory agreements the Sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. In the first quarter of fiscal 2018 we expensed buyer transaction fees in connection with the Birst Acquisition of $0.4 million, $0.3 million and $0.1 million paid to Koch Industries, Golden Gate Capital and Summit Partners, respectively. The buyer transaction fees related to the Birst Acquisition were included in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the applicable periods.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our Sponsors. Revenues from companies affiliated with Koch Industries, Golden Gate Capital and Summit Partners, and are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. All of these agreements were entered into at our customary rates. Revenues from companies affiliated with Koch Industries were approximately $7.5 million in the three months ended July 31, 2018, and $4.5 million in the comparable period of fiscal 2018. Revenues from Golden Gate Capital-owned companies were approximately $0.5 million in the three months ended July 31, 2018, and $0.8 million in the comparable period of fiscal 2018. We had revenues of less than $0.1 million from companies owned by Summit Partners in the first three months of fiscal 2019, and less than $0.1 million in the first three months of fiscal 2018.

In addition, we made payments to companies owned by Golden Gate Capital of $0.2 million in the first quarter of fiscal 2019, and $2.0 million in the comparable period of fiscal 2018. We have made an insignificant amount of payments to Koch Industries affiliated companies and companies owned by Summit Partners for products and services in the first quarter of fiscal 2019 and 2018.

Koch SaaS Agreements

Fiscal 2019

In the first quarter of fiscal 2019, we entered into SaaS subscription agreements with affiliates of Koch Industries for various Infor software over terms from three to four years. These agreements totaled approximately $0.4 million with average SaaS subscription revenues of approximately $0.1 million per year.

Fiscal 2018

In fiscal 2018, we entered into a SaaS subscription agreement with Flint Hills Resources, LLC, an affiliate of Koch Industries, under which Flint Hills Resources agreed to a five-year subscription to our EAM software. This agreement totals approximately $11.8 million with SaaS subscription revenues of approximately $2.4 million per year. In addition, we entered into other SaaS subscription agreements with affiliates of Koch Industries for various Infor software products over terms from three to five years. These agreements totaled approximately $1.1 million with average SaaS subscription revenues of approximately $0.2 million per year.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $58.5 million as of July 31, 2018, and April 30, 2018. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first three months of fiscal 2019 and 2018, we did not make any payments under the Tax Allocation Agreement.

Dividends Paid to Affiliates

Fiscal 2019

In the first quarter of fiscal 2019 we paid dividends to our affiliate companies totaling $50.0 million.

In April 2018, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash with amounts we funded through dividend distributions from Infor to HoldCo of $27.0 million, which were accrued as of April 30, 2018. In addition, as of April 30, 2018, we had accrued dividend distributions of approximately $23.0 million to Infor Enterprise primarily to fund equity distributions to members of our executive management team under certain of their equity awards.

Fiscal 2018

In fiscal 2018, we paid dividends to certain of our affiliates totaling $23.7 million.

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

17. Supplemental Guarantor Financial Information

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2018 and April 30, 2018, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended July 31, 2018 and 2017, and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2018 and 2017.

In the second quarter of fiscal 2018, LogicBlox, which was previously designated as an “Unrestricted Subsidiary,” was designated as a “Restricted Subsidiary” and was subsequently merged into Infor (US), Inc. Accordingly, it is included in the Subsidiary Issuer column retrospectively for all periods presented below.

Certain prior period amounts have been reclassified on the Condensed Consolidating Financial Statements below to conform with current year presentation and reflect the adoption of certain accounting standard updates.

In addition, we periodically consolidate our operating subsidiaries, primarily Guarantor Subsidiaries, into Infor (US), Inc. When such consolidations occur, we retrospectively adjust the Subsidiary Issuer and Guarantor Subsidiary columns accordingly for all periods presented below.

Condensed Consolidating Balance Sheets

	July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51.7	$—	$287.0	$—	$338.7
Accounts receivable, net	—	212.6	11.3	208.6	—	432.5
Prepaid expenses	—	126.3	2.9	43.6	—	172.8
Income tax receivable	—	13.3	2.1	3.0	—	18.4
Other current assets	—	21.3	—	8.2	—	29.5
Affiliate receivable	—	121.7	149.4	230.6	(501.7)	—

Total current assets	—	546.9	165.7	781.0	(501.7)	991.9
Property and equipment, net	—	117.2	—	39.2	—	156.4
Intangible assets, net	—	546.0	0.2	106.5	—	652.7
Goodwill	—	2,959.3	62.6	1,580.3	—	4,602.2
Deferred tax assets	—	0.4	0.8	117.1	(0.8)	117.5
Other assets	—	58.1	4.0	41.9	—	104.0
Affiliate receivable	—	115.6	—	171.4	(287.0)	—
Investment in subsidiaries	—	2,102.6	—	—	(2,102.6)	—

Total assets	$—	$6,446.1	$233.3	$2,837.4	$(2,892.1)	$6,624.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$60.5	$—	$21.7	$—	$82.2
Income taxes payable	—	0.2	—	67.1	—	67.3
Accrued expenses	—	159.2	2.3	201.8	—	363.3
Deferred revenue	—	733.8	27.2	363.1	—	1,124.1
Affiliate payable	29.4	376.9	2.3	93.1	(501.7)	—
Current portion of long-term obligations	—	3.0	—	—	—	3.0

Total current liabilities	29.4	1,333.6	31.8	746.8	(501.7)	1,639.9
Long-term debt	—	5,720.2	—	—	—	5,720.2
Deferred tax liabilities	—	28.6	—	5.1	(0.8)	32.9
Affiliate payable	58.2	171.4	—	57.4	(287.0)	—
Other long-term liabilities	—	66.2	1.4	116.6	—	184.2
Losses in excess of investment in subsidiaries	873.9	—	—	—	(873.9)	—

Total liabilities	961.5	7,320.0	33.2	925.9	(1,663.4)	7,577.2
Total Infor, Inc. stockholders’ equity (deficit)	(961.5)	(873.9)	200.1	1,902.5	(1,228.7)	(961.5)
Noncontrolling interests	—	—	—	9.0	—	9.0

Total stockholders’ equity (deficit)	(961.5)	(873.9)	200.1	1,911.5	(1,228.7)	(952.5)

Total liabilities and stockholders’ equity (deficit)	$—	$6,446.1	$233.3	$2,837.4	$(2,892.1)	$6,624.7

	April 30, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$100.1	$—	$317.5	$—	$417.6
Accounts receivable, net	—	251.2	12.8	241.9	—	505.9
Prepaid expenses	—	112.7	2.8	44.5	—	160.0
Income tax receivable	—	10.1	0.1	3.7	—	13.9
Other current assets	—	6.2	—	19.1	—	25.3
Affiliate receivable	—	128.0	142.1	205.8	(475.9)	—

Total current assets	—	608.3	157.8	832.5	(475.9)	1,122.7
Property and equipment, net	—	119.8	—	41.1	—	160.9
Intangible assets, net	—	573.8	0.3	115.7	—	689.8
Goodwill	—	2,959.4	62.6	1,628.5	—	4,650.5
Deferred tax assets	—	0.3	0.1	77.0	—	77.4
Other assets	—	31.4	2.4	81.4	—	115.2
Affiliate receivable	—	116.9	—	175.5	(292.4)	—
Investment in subsidiaries	—	2,100.2	—	—	(2,100.2)	—

Total assets	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$53.2	$—	$29.4	$—	$82.6
Income taxes payable	—	0.2	—	60.3	—	60.5
Accrued expenses	—	262.3	3.2	187.4	—	452.9
Deferred revenue	—	690.0	27.7	426.1	—	1,143.8
Affiliate payable	29.4	345.9	1.6	99.0	(475.9)	—
Current portion of long-term obligations	—	42.5	—	—	—	42.5

Total current liabilities	29.4	1,394.1	32.5	802.2	(475.9)	1,782.3
Long-term debt	—	5,765.8	—	—	—	5,765.8
Deferred tax liabilities	—	32.3	—	9.6	—	41.9
Affiliate payable	58.2	175.5	—	58.7	(292.4)	—
Other long-term liabilities	—	73.4	1.7	161.2	—	236.3
Losses in excess of investment in subsidiaries	931.0	—	—	—	(931.0)	—

Total liabilities	1,018.6	7,441.1	34.2	1,031.7	(1,699.3)	7,826.3
Total Infor, Inc. stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,911.2	(1,169.2)	(1,018.6)
Noncontrolling interests	—	—	—	8.8	—	8.8

Total stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,920.0	(1,169.2)	(1,009.8)

Total liabilities and stockholders’ equity (deficit)	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

Condensed Consolidating Statements of Operations

	Three Months Ended July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$124.4	$3.0	$28.8	$—	$156.2
Software license fees	—	28.2	0.8	36.9	—	65.9

Software subscriptions and license fees	—	152.6	3.8	65.7	—	222.1
Product updates and support fees	—	199.6	8.9	142.5	—	351.0

Software revenues	—	352.2	12.7	208.2	—	573.1
Consulting services and other fees	—	94.6	6.2	108.8	—	209.6

Total revenues	—	446.8	18.9	317.0	—	782.7

Operating expenses:
Cost of SaaS subscriptions	—	57.2	0.3	10.7	—	68.2
Cost of software license fees	—	5.8	—	3.7	—	9.5
Cost of product updates and support fees	—	29.2	0.7	26.1	—	56.0
Cost of consulting services and other fees	—	80.8	4.2	86.3	—	171.3
Sales and marketing	—	67.7	4.8	45.3	—	117.8
Research and development	—	74.9	1.4	47.2	—	123.5
General and administrative	—	37.9	—	22.2	—	60.1
Amortization of intangible assets and depreciation	—	40.9	0.1	10.6	—	51.6
Restructuring costs	—	3.4	—	1.7	—	5.1
Acquisition-related and other costs	—	3.7	—	1.0	—	4.7
Affiliate (income) expense, net	—	0.9	0.9	(1.8)	—	—

Total operating expenses	—	402.4	12.4	253.0	—	667.8

Income from operations	—	44.4	6.5	64.0	—	114.9

Other expense, net:
Interest expense, net	—	80.4	—	(0.1)	—	80.3
Affiliate interest (income) expense, net	—	1.8	—	(1.8)	—	—
Other (income) expense, net	—	(59.7)	—	14.5	—	(45.2)

Total other expense, net	—	22.5	—	12.6	—	35.1

Income (loss) before income tax	—	21.9	6.5	51.4	—	79.8
Income tax provision (benefit)	—	(5.9)	(2.7)	10.8	—	2.2
Equity in (earnings) loss of subsidiaries	(77.6)	(49.8)	—	—	127.4	—

Net income (loss)	77.6	77.6	9.2	40.6	(127.4)	77.6
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$77.6	$77.6	$9.2	$40.3	$(127.4)	$77.3

	Three Months Ended July 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$103.9	$2.2	$17.0	$—	$123.1
Software license fees	—	36.9	2.2	38.7	—	77.8

Software subscriptions and license fees	—	140.8	4.4	55.7	—	200.9
Product updates and support fees	—	203.7	8.7	138.8	—	351.2

Software revenues	—	344.5	13.1	194.5	—	552.1
Consulting services and other fees	—	101.7	5.0	100.9	—	207.6

Total revenues	—	446.2	18.1	295.4	—	759.7

Operating expenses:
Cost of SaaS subscriptions	—	45.8	—	7.4	—	53.2
Cost of software license fees	—	7.7	0.3	4.4	—	12.4
Cost of product updates and support fees	—	31.4	0.6	27.2	—	59.2
Cost of consulting services and other fees	—	79.2	3.8	81.7	—	164.7
Sales and marketing	—	79.9	6.1	45.1	—	131.1
Research and development	—	72.5	1.3	43.9	—	117.7
General and administrative	—	34.8	—	19.6	—	54.4
Amortization of intangible assets and depreciation	—	47.3	0.3	11.9	—	59.5
Restructuring costs	—	0.7	—	4.0	—	4.7
Acquisition-related and other costs	—	6.8	—	0.6	—	7.4
Affiliate (income) expense, net	—	15.3	0.6	(15.9)	—	—

Total operating expenses	—	421.4	13.0	229.9	—	664.3

Income (loss) from operations	—	24.8	5.1	65.5	—	95.4

Other expense, net:
Interest expense, net	—	80.0	—	—	—	80.0
Affiliate interest (income) expense, net	—	1.1	—	(1.1)	—	—
Other (income) expense, net	—	135.2	0.1	49.4	—	184.7

Total other expense, net	—	216.3	0.1	48.3	—	264.7

Income (loss) before income tax	—	(191.5)	5.0	17.2	—	(169.3)
Income tax provision (benefit)	—	3.9	(0.3)	2.1	—	5.7
Equity in (earnings) loss of subsidiaries	175.0	(20.4)	—	—	(154.6)	—

Net income (loss)	(175.0)	(175.0)	5.3	15.1	154.6	(175.0)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$(175.0)	$(175.0)	$5.3	$14.8	$154.6	$(175.3)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$77.6	$77.6	$9.2	$40.6	$(127.4)	$77.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.2)	—	(42.2)	—	(42.4)
Change in defined benefit plan funding status, net of tax	—	—	—	0.9	—	0.9

Total other comprehensive income (loss)	—	(0.2)	—	(41.3)	—	(41.5)

Comprehensive income (loss)	77.6	77.4	9.2	(0.7)	(127.4)	36.1

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$77.6	$77.4	$9.2	$(0.9)	$(127.4)	$35.9

	Three Months Ended July 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(175.0)	$(175.0)	$5.3	$15.1	$154.6	$(175.0)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	0.1	—	167.5	—	167.6
Change in defined benefit plan funding status, net of tax	—	—	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	1.7	—	—	—	1.7

Total other comprehensive income (loss)	—	1.8	—	167.6	—	169.4

Comprehensive income (loss)	(175.0)	(173.2)	5.3	182.7	154.6	(5.6)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(175.0)	$(173.2)	$5.3	$182.5	$154.6	$(5.8)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$58.1	$—	$(23.2)	$—	$34.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	2.5	—	—	—	2.5
Purchases of property, equipment and software	—	(17.6)	—	(2.5)	—	(20.1)

Net cash used in investing activities	—	(15.1)	—	(2.5)	—	(17.6)

Cash flows from financing activities:
Dividends received	50.0	—	—	—	(50.0)	—
Dividends paid	(50.0)	(50.0)	—	—	50.0	(50.0)
Payments on capital lease obligations	—	(0.3)	—	(0.3)	—	(0.6)
Payments on long-term debt	—	(38.4)	—	—	—	(38.4)
(Payments) proceeds from affiliate within group	—	(2.2)	—	2.2	—	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	—	(91.3)	—	1.9	—	(89.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(7.4)	—	(7.4)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(48.3)	—	(31.2)	—	(79.5)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.0	—	329.7	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$51.7	$—	$298.5	$—	$350.2

	Three Months Ended July 31, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$15.3	$—	$(19.1)	$—	$(3.8)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(68.7)	—	1.6	—	(67.1)
Purchases of property, equipment and software	—	(18.4)	—	(6.1)	—	(24.5)

Net cash used in investing activities	—	(87.1)	—	(4.5)	—	(91.6)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Payments on capital lease obligations	—	(0.4)	—	(0.4)	—	(0.8)
Payments on long-term debt	—	(8.2)	—	—	—	(8.2)
Other	—	(0.4)	—	(5.7)	—	(6.1)

Net cash provided by (used in) financing activities	—	66.0	—	(6.1)	—	59.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	8.0	—	8.0

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(5.8)	—	(21.7)	—	(27.5)
Cash, cash equivalents and restricted cash at the beginning of the period	—	89.1	—	230.0	—	319.1

Cash, cash equivalents and restricted cash at the end of the period	$—	$83.3	$—	$208.3	$—	$291.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2018, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on June 28, 2018 (our Annual Report on Form 10-K), and related notes thereto.

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

We serve a large, diverse and sophisticated global customer base across three geographic regions—the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 16,950 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2019, our Americas, EMEA and APAC regions generated approximately 60.4%, 29.9% and 9.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

Adoption of New Accounting Standards

Effective May 1, 2018, we adopted the FASB guidance related to revenue recognition included in ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements. As a result, we have changed our accounting policy for revenue recognition. Our results of operations for reporting periods beginning after April 30, 2018, are presented under ASC 606, while amounts for prior periods have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting under ASC 985-605, Software—Revenue Recognition (ASC 985-605), for revenues related to software license, product updates and support, and related service revenues, and ASC 605, Revenue Recognition (ASC 605), for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue.

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

Fiscal 2018 Acquisitions

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma®, for $27.9 million, including contingent consideration of $8.1 million recorded at the time of the acquisition. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022.

Birst

On May 31, 2017, we acquired Birst, Inc. (Birst) for $68.5 million, net of cash acquired and including contingent consideration of $0.3 million recorded at the time of the acquisition (the Birst Acquisition). The total purchase price may also include up to an additional $29.7 million if certain future performance conditions are met.

Financing Activities

Over the past few fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure.

In the fourth quarter of fiscal 2018, we amended our Credit Agreement, which provided for an extension of the maturity date for the Revolver to February 1, 2022.

In the third quarter of fiscal 2018, we amended our Credit Agreement to refinance our outstanding Euro-based first lien term loans under our credit facilities at favorable interest rates.

See Liquidity and Capital Resources – Long-Term Debt, below for details of these financing activities.

In the first quarter of fiscal 2018, we completed the Birst Acquisition. See Note 3, Acquisitions – Fiscal 2018 - Birst. In conjunction with the Birst Acquisition, certain of our Sponsors and senior executives made capital contributions of $75.0 million which were used to fund the Birst Acquisition purchase consideration.

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

For the first quarter of fiscal 2019, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 4.0% and 3.1%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2018.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended July 31, 2018 vs. 2017	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
SaaS subscriptions	$0.5	$32.6	$33.1	0.4%	26.5%	26.9%
Software license fees	0.3	(12.2)	(11.9)	0.4	(15.7)	(15.3)

Software subscriptions and license fees	0.8	20.4	21.2	0.4	10.2	10.6
Product updates and support fees	2.4	(2.6)	(0.2)	0.6	(0.7)	(0.1)

Software revenues	3.2	17.8	21.0	0.6	3.2	3.8
Consulting services and other fees	1.4	0.6	2.0	0.7	0.3	1.0

Total revenues	$4.6	$18.4	$23.0	0.6%	2.4%	3.0%

Total operating expenses	$1.8	$1.7	$3.5	0.2%	0.3%	0.5%

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2019 with the exception of changes to our accounting policies regarding revenue recognition as a result of adoption of ASC 606, effective May 1, 2018. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, for our current accounting policies related to revenue recognition.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
Revenues:
SaaS subscriptions	$156.2	$123.1	26.9%	26.5%
Software license fees	65.9	77.8	(15.3)	(15.7)

Software subscriptions and license fees	222.1	200.9	10.6	10.2
Product updates and support fees	351.0	351.2	(0.1)	(0.7)

Software revenues	573.1	552.1	3.8	3.2
Consulting services and other fees	209.6	207.6	1.0	0.3

Total revenues	782.7	759.7	3.0	2.4

Operating expenses:
Cost of SaaS subscriptions	68.2	53.2	28.2	28.2
Cost of software license fees	9.5	12.4	(23.4)	(24.2)
Cost of product updates and support fees	56.0	59.2	(5.4)	(5.7)
Cost of consulting services and other fees	171.3	164.7	4.0	3.2
Sales and marketing	117.8	131.1	(10.1)	(10.7)
Research and development	123.5	117.7	4.9	5.2
General and administrative	60.1	54.4	10.5	11.0
Amortization of intangible assets and depreciation	51.6	59.5	(13.3)	(13.4)
Restructuring costs	5.1	4.7	8.5	8.5
Acquisition-related and other costs	4.7	7.4	(36.5)	(36.5)

Total operating expenses	667.8	664.3	0.5	0.3

Income from operations	114.9	95.4	20.4	17.5

Interest expense, net	80.3	80.0	0.4	0.4
Other (income) expense, net	(45.2)	184.7	NM	NM

Income (loss) before income tax	79.8	(169.3)	NM	NM
Income tax provision	2.2	5.7	(61.4)	(61.4)

Net income (loss)	77.6	(175.0)	NM	NM
Net income attributable to noncontrolling interests	0.3	0.3	—	—

Net income (loss) attributable to Infor, Inc.	$77.3	$(175.3)	NM %	NM %

*	NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2018 and 2017, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
Revenues
SaaS subscriptions	$156.2	$123.1	26.9%	26.5%
Software license fees	65.9	77.8	(15.3)	(15.7)

Software subscriptions and license fees	222.1	200.9	10.6	10.2
Product updates and support fees	351.0	351.2	(0.1)	(0.7)

Software revenues	573.1	552.1	3.8	3.2
Consulting services and other fees	209.6	207.6	1.0	0.3

Total revenues	$782.7	$759.7	3.0%	2.4%

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

We recognize revenues pursuant to applicable FASB guidelines. SaaS Subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. Software license fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, for a more complete description of our revenue recognition policy.

Total revenues increased 2.4% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, excluding the favorable foreign currency impact of 0.6%. On a constant currency basis, total revenues increased in our EMEA and APAC regions, which were up 4.8% and 13.4%, respectively, while our Americas region was relatively flat, down 0.2%. As a leading provider of industry-specific cloud applications, we continue to experience significant growth in our SaaS subscriptions revenues, which increased 26.5%. With our expanding CloudSuite offerings, the shift in our license mix to SaaS subscriptions continues and SaaS subscriptions accounted for over 70.0% of our total software license fees revenues in the first quarter of fiscal 2019. As a result of this shift, our perpetual software license fees revenues decreased 15.7%. Our product updates and support fees revenue decreased slightly, down 0.7%, while our consulting services and other fees revenues were relatively flat, up 0.3%.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the first quarter of fiscal 2019, SaaS subscriptions revenues increased by 26.5% compared to the first quarter of fiscal 2018, excluding the favorable foreign currency impact of 0.4%. At constant currency, we reported higher SaaS revenues in the first quarter of fiscal 2019 across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 15.3 points, 7.7 points and 3.5 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the first quarter of fiscal 2019, software license fees decreased by 15.7% compared to the first quarter of fiscal 2018, excluding the favorable foreign currency impact of 0.4%. At constant currency, the decrease in perpetual license fees revenues was primarily due to decreases in our Americas and EMEA regions, which accounted for decreases of 15.5 points and 4.6 points, respectively. These decreases were somewhat offset by an increase of 4.4 points related to our APAC region. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

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

Product updates and support fees decreased by 0.7% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, excluding the favorable foreign currency impact of 0.6%. At constant currency, our Americas region accounted for a decrease of 1.0 points which was somewhat offset by modest growth in our product updates and support fees in our EMEA and APAC regions. The net decrease was primarily the result of the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates, and support customer attrition, offsetting revenues related to new maintenance pull-through from new license transactions and price increases. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 0.3%, excluding the favorable foreign currency impact of 0.7%, in the current quarter compared to the first quarter last year. At constant currency, we experienced an increase in consulting services revenues which accounted for an increase of 4.5 points compared to the first quarter last year. The increase in consulting services was experienced across all geographic regions with Americas contributing an increase of 2.0 points, EMEA 2.0 points, and APAC 0.5 points. These increases were mostly offset by a 4.2 point decrease related to lower other fees revenues primarily in our Americas region due to the inclusion of revenues related to Inforum, our customer event, which was held in the first quarter of fiscal 2018 and is scheduled for the second quarter of fiscal 2019.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,150.2 million as of July 31, 2018, compared to $1,176.5 million as of April 30, 2018, and $1,082.8 million as of July 31, 2017.

The following table sets forth the components of deferred revenue:

(in millions)	July 31, 2018	April 30, 2018	July 31, 2017
SaaS subscriptions	$316.0	$332.0	$253.7
Software license fees	10.8	8.9	9.7

Software subscriptions and license fees	326.8	340.9	263.4
Product updates and support fees	754.5	759.1	760.5
Consulting services and other fees	72.4	76.5	58.9
Contract asset offset (1)	(3.5)	—	—

Total deferred revenue	1,150.2	1,176.5	1,082.8
Less: current portion	1,124.1	1,143.8	1,061.7

Deferred revenue - non-current	$26.1	$32.7	$21.1

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract by contract basis under ASC 606 for periods beginning after April 30, 2018.

Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We generate substantial recurring product update and support fees revenue from our customer support programs and other software maintenance services. Maintaining our current level of product update and support fees revenue is dependent upon our ability to enroll our perpetual or term license customers in our maintenance programs and having our customers renew their maintenance agreements, primarily on an annual basis. Deferred SaaS subscription revenues are a growing part of our deferred software license fees and subscriptions balance and are less cyclical than the balance of our deferred product updates and support fees revenues.

Operating Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
Operating expenses
Cost of SaaS subscriptions	$68.2	$53.2	28.2%	28.2%
Cost of software license fees	9.5	12.4	(23.4)	(24.2)
Cost of product updates and support fees	56.0	59.2	(5.4)	(5.7)
Cost of consulting services and other fees	171.3	164.7	4.0	3.2
Sales and marketing	117.8	131.1	(10.1)	(10.7)
Research and development	123.5	117.7	4.9	5.2
General and administrative	60.1	54.4	10.5	11.0
Amortization of intangible assets and depreciation	51.6	59.5	(13.3)	(13.4)
Restructuring costs	5.1	4.7	8.5	8.5
Acquisition-related and other costs	4.7	7.4	(36.5)	(36.5)

Total operating expenses	$667.8	$664.3	0.5%	0.3%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 28.2%, excluding the unfavorable foreign currency impact of less than 0.1%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues, including a 14.2 point increase related to higher hosting costs, 9.4 points due to higher employee-related and overhead costs, primarily as a result of 8.5% higher SaaS headcount in the current quarter compared to last year, and 4.6 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of software license fees decreased by 24.2%, excluding the unfavorable foreign currency impact of 0.8%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. At constant currency, this decrease was in-line with our lower software license fees revenues in fiscal 2019 and was primarily due to a 19.7 point decrease related to lower channel partner commissions, a 1.7 point decrease related to lower third-party royalties, and 2.8 points related to lower other delivery costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 5.7%, excluding the unfavorable foreign currency impact of 0.3%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. At constant currency, the decrease was primarily due to a 3.3 point decrease in employee-related support and overhead costs, and 2.4 points related to lower channel partner commissions and third-party royalties.

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

Cost of consulting services and other fees increased by 3.2%, excluding the unfavorable foreign currency impact of 0.8%, in the current quarter compared to the first quarter of fiscal 2018. At constant currency, cost of consulting services increased 2.6 points due to higher employee-related and overhead costs due to higher headcount in our professional services organizations in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, and 1.6 points due to higher billable contractor costs. These increases were somewhat offset by a 1.0 point decrease related to lower other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses decreased by 10.7%, excluding the unfavorable foreign currency impact of 0.6%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. On a constant currency basis, the decrease in sales and marketing expenses was primarily due to a 9.1 point decrease as a result of lower marketing program costs in the current quarter including costs related to Inforum, our customer event, which was held in the first quarter of fiscal 2018 and is scheduled for the second quarter of fiscal 2019, and a 5.3 point decrease related to lower commissions due to the impact of adopting of ASC 606 in the current quarter, which resulted in more commissions being deferred, and a net 0.2 point decrease due to lower other sales and marketing costs. These decreases were somewhat offset by a 1.7 point increase related to higher employee-related sales and overhead costs, 1.3 point increase due to higher professional fees and 0.9 points due to higher share-based compensation expense.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 5.2%, excluding the favorable foreign currency impact of 0.3%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. On a constant currency basis, the increase in research and development expenses was primarily due to a 3.3 point increase related to lower capitalization of software development costs in the first quarter of fiscal 2019 compared to fiscal 2018, a 0.9 point increase related to higher professional fees, 0.5 points due to higher share-based compensation, and 0.5 points related to higher other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses increased by 11.0%, excluding the favorable foreign currency impact of 0.5%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. On a constant currency basis, the increase in general and administrative expenses was primarily due to 5.3 points related to higher consulting and professional fees, 4.0 points due an increase in employee-related costs as a result of 4.2% higher general and administrative headcount in fiscal 2019 compared to fiscal 2018, 3.0 points due to higher legal settlement costs incurred in fiscal 2019 compared to fiscal 2018, and 2.4 points due to higher share-based compensation in the quarter compared to last year. These increases were somewhat offset by a 1.6 point decrease related to overhead allocations and a 2.1 point decrease in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by 13.4%, excluding the unfavorable foreign currency impact of 0.1%, in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018. At constant currency, the decrease was primarily related to lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2018 with no corresponding expense recorded in fiscal 2019. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

We recorded restructuring charges of approximately $5.1 million and $4.7 million in the first quarter of fiscal 2019 and 2018, respectively, related to our various restructuring actions.

The restructuring charges recorded in the first quarter of fiscal 2019 included approximately $4.7 million related to employee severance costs and $0.4 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our general and administrative, sales, and product development organizations in our Americas and EMEA regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

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

In the first quarter of fiscal 2019, we recorded acquisition-related and other costs of $4.7 million, a decrease of approximately $2.7 million compared to $7.4 million of acquisition-related and other costs in the first quarter of fiscal 2018.

For the first quarter of fiscal 2019, acquisition-related and other costs included $4.9 million for integration and other costs related to our recent acquisitions, primarily the Birst Acquisition, which were somewhat offset by a net $0.2 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

For the first quarter of fiscal 2018, acquisition-related and other costs included $6.7 million for costs related to our recent acquisitions, primarily the Birst Acquisition, $0.6 million adjustments to the estimated fair value of our contingent consideration liabilities, as well as $0.1 million in other costs.

Non-Operating Income and Expenses

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
Interest expense, net	$80.3	$80.0	0.4%	0.4%
Other (income) expense, net	(45.2)	184.7	NM	NM

Total non-operating expenses	$35.1	$264.7	(86.7)%	(86.9)%

*	NM - Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $0.3 million, or 0.4%, to $80.3 million in the first quarter of fiscal 2019 compared to $80.0 million in the first quarter of fiscal 2018. The quarter-over-quarter increase in our interest expense was primarily related to a $3.0 million increase in interest expense due to an increase in applicable LIBOR rates and higher term loan balances following the refinancing of our term loans in the third quarter of fiscal 2018. See Liquidity and Capital Resources – Long-Term Debt, below. Amortization of deferred financing fees and net debt discounts also increased $0.2 million. These increases were mostly offset by a $2.9 million decrease in interest expense related to our interest rate swaps, which matured in the second quarter of fiscal 2018.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of 45.2 million in the first quarter of fiscal 2019 compared to net expense of $184.7 in the first quarter of fiscal 2018. The change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates, primarily related to the weakening of the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our Euro denominated debt.

Income Tax Provision

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
Income tax provision	$2.2	$5.7	(61.4)%	(61.4)%
Effective income tax rate	2.8%	(3.4)%

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate may fluctuate as a result of changes in the forecasted annual income level and geographical mix of our operating earnings as well as a result of acquisitions, changes in liabilities recorded for unrecognized tax benefits, changes in the valuation allowances for deferred tax assets, tax settlements with U.S. and foreign tax authorities, and the impact from changes in enacted tax laws including changes in tax rates.

For the three months ended July 31, 2018, our effective tax rate was impacted by the Tax Cuts and Jobs Act (the 2017 Tax Act) enacted in December 2017, which significantly changed existing U.S. federal and state tax law and included numerous provisions that affect our business. In addition, in conjunction with the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 allows for recording provisional amounts related to enactment of the 2017 Tax Act and refining provisional balances and making subsequent adjustments related to the applicable U.S. tax reform during a one-year measurement period as a result of future changes in interpretation, available information, assumptions we have made, further refinement of our calculations, and/or issuance of additional guidance.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily driven by an increase in the amount of U.S. earnings and U.S. tax subject to a full valuation allowance offset, an increase in the amount of foreign earnings subject to foreign tax at a lower foreign tax rate, a reduction of the valuation allowance for foreign earnings, and an increase in the amount of unrecognized tax benefits.

During the first quarter of fiscal 2019, we have not reported any adjustments to the provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. As of July 31, 2018, we have not yet completed our accounting for the income tax effects of the 2017 Tax Act. We expect to finalize the financial statement impact of the 2017 Tax Act as soon as practical, but not later than December 22, 2018, in the third quarter of fiscal 2019. The ultimate impact of the 2017 Tax Act may materially differ from the provisional amounts we have recorded, due to, among other things, additional analyses, changes in interpretations and assumptions that we have made and additional regulatory guidance that may be issued.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2019, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act.

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

The method we use to produce non-GAAP financial measures is not in accordance with GAAP and may differ from the methods used by other companies reporting similar measures. These non-GAAP financial measures should not be regarded as a substitute for the corresponding GAAP measures but instead should be utilized as supplemental measures of operating performance in evaluating our business. Non-GAAP measures do have limitations in that they do not reflect certain items that may have a material impact upon our reported financial results. As such, these non-GAAP measures should be viewed in conjunction with both our financial statements prepared in accordance with GAAP and the reconciliation of the supplemental non-GAAP financial measures to the comparable GAAP measures for each period presented below.

Non-GAAP Revenues

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual	Constant Currency
GAAP revenues	$782.7	$759.7	3.0%	2.4%
Non-GAAP revenue adjustments - purchase accounting impact:
SaaS subscriptions	0.1	1.2
Software license fees	—	1.4
Product updates and support fees	—	0.5
Consulting services and other fees	—	0.2

Total non-GAAP revenue adjustments	0.1	3.3

Non-GAAP revenues	$782.8	$763.0	2.6%	2.0%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended July 31,		Quarterly Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2018	2017	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$77.3	$(175.3)	NM	%	NM	%
Interest expense, net (1)	80.6	80.3
Income tax provision (2)	3.1	7.2
Amortization of intangible assets and depreciation	51.6	59.5
Purchase accounting impact revenues/costs, net	0.1	3.3
Share-based compensation	3.7	0.2
Acquisition-related and other costs	4.7	7.4
Restructuring costs	5.1	4.7
Foreign currency (gain) loss	(45.0)	184.7
Cost savings and expense reduction initiatives (3)	6.7	4.4
Other (4)	17.0	8.0

Adjusted EBITDA (5)	$204.9	$184.4	11.1%		9.4%

Adjusted EBITDA margin (6)	26.2%	24.2%

*	NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes anticipated pro forma cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
(4)

Includes pre-acquisition Adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.

(5)

We no longer have any “Unrestricted Subsidiaries” as defined in Infor’s debt agreements. Pursuant to the provisions of our debt agreements, we have excluded adjustments for the Adjusted EBITDA of previously designated “Unrestricted Subsidiaries” retrospectively. We have excluded $1.0 million from the three months ended July 31, 2017, for “Unrestricted Subsidiaries” as previously reported.

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

Liquidity and Capital Resources

(in millions, except percentages)	Three Months Ended July 31,
Cash Flows	2018	2017	Change
Cash provided by (used in):
Operating activities	$34.9	$(3.8)	NM %
Investing activities	(17.6)	(91.6)	(80.8)
Financing activities	(89.4)	59.9	NM
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.4)	8.0	NM

Net change in cash, cash equivalents and restricted cash	$(79.5)	$(27.5)	189.1%

*	NM - Percentage not meaningful

(in millions, except percentages) Capital Resources	July 31, 2018	April 30, 2018	Change
Working capital deficit	$(648.0)	$(659.6)	(1.8)%
Cash and cash equivalents	$338.7	$417.6	(18.9)%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS subscription arrangements, new perpetual or term software license sales, and consulting and other services. Our primary uses of cash from operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In the first three months of fiscal 2019, we received $2.5 million related to a Birst Acquisition working capital adjustment. In fiscal 2018 we paid a total of approximately $90.2 million in cash for acquisitions, primarily related to the Birst Acquisition and the acquisition of Arvato’s order management system. In addition, we paid $25.0 million in deferred consideration related to the Starmount Acquisition in fiscal 2018.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents, and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2019 and for the next 12 months. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three-month period ended July 31, 2018, was $34.9 million. Our net income adjusted for non-cash items provided $101.5 million in cash and changes in operating assets and liabilities used cash of $66.6 million. The uses of cash were primarily from a $74.7 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily interest payments and accrued bonuses and commissions, and a $27.1 million increase in prepaid expenses and other assets. These uses of cash were partially offset by a $47.2 million decrease in accounts receivable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $17.6 million in the three-month period ended July 31, 2018. The primary use of cash was $20.1 million used to purchase property, equipment and software, including capitalization of internal and external software development costs. This was partially offset by $2.5 million that we received related to a Birst Acquisition working capital adjustment.

Net cash used in investing activities was $91.6 million in the three-month period ended July 31, 2017. The primary uses of cash were $67.1 million net cash used for acquisitions, primarily related to the Birst Acquisition, and $24.5 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $89.4 million in the three-month period ended July 31, 2018. The primary uses of cash were $50.0 million in dividend payments to certain of our affiliate companies and $38.4 million in debt payments.

Net cash provided by financing activities was $59.9 million in the three-month period ended July 31, 2017. The primary source of cash was $75.0 million in cash proceeds from equity contributions from certain of our Sponsors, which was partially offset by $8.2 million in debt payments and $5.5 million in payments of contingent consideration liabilities.

Effect of Exchange Rate Changes

For the three months ended July 31, 2018, changes in foreign currency exchange rates resulted in a $7.4 million decrease in our cash, cash equivalents and restricted cash. Exchange rate changes increased our cash, cash equivalents and restricted cash by $8.0 million during the three months ended July 31, 2017.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $648.0 million at July 31, 2018, compared to $659.6 million at April 30, 2018. At July 31, 2018, our cash decreased by $78.9 million compared to the balance at April 30, 2018. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of our fiscal 2019, the most significant changes in our current assets aside from cash was a $73.4 million decrease in accounts receivable, net. During this period, the most significant changes in our current liabilities were an $89.6 million decrease in accrued expenses, primarily due to a decrease in accrued interest, bonuses and commissions, and a $39.5 million decrease in the current portion of our long-term debt due to the timing of requisite repayments.

Cash and Cash Equivalents

As of July 31, 2018, we had $338.7 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2018, $50.6 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $288.1 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. The 2017 Tax Act eliminated certain material tax effects on the repatriation of cash to the U.S.

As of July 31, 2018, we continue to consider the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested with certain exceptions. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the 2017 Tax Act’s one-time Transition Tax discussed below, which could be material. Any changes in the previous determination of indefinitely reinvested earnings will be accounted for as a SAB 118 measurement period adjustment during the applicable future periods.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. Our provisional estimate of the Transition Tax is currently $79.7 million. However, due to our full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended July 31, 2018, and is therefore not included in other long-term liabilities on our Condensed Consolidated Balance Sheets as of July 31, 2018, or as of April 30, 2018. This estimate is provisional and is subject to future measurement period adjustments as allowed under SAB 118. We currently intend to use existing net operating losses to offset the estimated tax liability but will further evaluate whether to elect to pay the transition tax over a period of eight years as permitted by the 2017 Tax Act. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026.

As a result of the Transition Tax, future repatriation of the applicable undistributed earnings of our foreign subsidiaries for use in the U.S. would not be subject to further U.S. federal tax. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. See Note 12, Income Taxes.

Restricted Cash

We had approximately $11.5 million of restricted cash as of July 31, 2018, of which approximately $0.7 million and $10.8 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $12.1 million of restricted cash as of April 30, 2018, of which approximately $1.1 million and $11.0 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2018			April 30, 2018
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,053.8	4.83%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,155.2	1,150.0	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	500.0	490.4	5.75%	500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,623.1	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	409.3	405.9	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(71.9)	—		(77.0)	—

Total long-term debt	5,723.2	5,723.2		5,808.3	5,808.3
Less: current portion	(3.0)	(3.0)		(42.5)	(42.5)

Total long-term debt - non-current	$5,720.2	$5,720.2		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of July 31, 2018, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 11, Debt, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K, for a description of each for a description of recent amendments.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $11.0 million of letters of credit have reduced the amount available under the Revolver to $109.0 million as of July 31, 2018. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,255.8 million as of July 31, 2018, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,155.2 million).

On February 6, 2017, we entered into the $2,147.1 million Tranche B-6 Term Loan. Interest on the Tranche B-6 Term Loan is based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, with an Adjusted LIBOR floor of 1.0%, or an alternate base rate, plus a margin of 1.75% per annum, with a minimum alternative base rate floor of 2.0%. The Tranche B-6 Term Loan matures on February 1, 2022.

On November 22, 2017, we entered into the €1,002.0 million Euro Tranche B-2 Term Loan. Interest on the Euro Tranche B-2 Term Loan is based on a fluctuating rate of interest determined by reference to an Adjusted LIBOR rate, plus a margin of 2.25% per annum, with an Adjusted LIBOR floor of 1.0%. The Euro Tranche B-2 Term Loan matures on February 1, 2022.

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2018 were $7,612.3 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2018, other than the Transition Tax from the 2017 Tax Act discussed below. As of July 31, 2018, we had recorded a liability for uncertain tax positions of $100.1 million. Over the next 12 months, we expect a net reduction of approximately $6.6 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

The 2017 Tax Act imposed a one-time Transition Tax on the deemed repatriation of undistributed foreign subsidiaries’ earnings. Or current provisional estimate of the Transition Tax liability is $79.7 million. If we elect to pay this liability over eight years, payments would begin in fiscal 2019, with 8.0% of the liability payable in each year from fiscal 2019 through fiscal 2023, 15.0% in fiscal 2024, 20.0% in fiscal 2025, and 25.0% in fiscal 2026. See, Liquidity and Capital Resources—Cash and Cash Equivalents, above.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 44.9% and 43.5% of our total revenues for the first quarter of fiscal 2019 and 2018, respectively. International cost of revenues and operating expenses accounted for 39.7% and 38.3% of our total cost of revenues and operating expenses for the first quarter of fiscal 2019 and 2018, respectively.

As of July 31, 2018 and April 30, 2018, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.3% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.2% and 2.4% as of July 31, 2018 and April 30, 2018, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.8% and 0.9% as of July 31, 2018 and April 30, 2018, respectively.

We also recognize transaction gains and losses from revaluing debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of July 31, 2018, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $156.4 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of July 31, 2018 and April 30, 2018, we had $5.7 billion and $5.8 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at July 31, 2018, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On July 31, 2018, the three-month LIBOR and EURIBOR rates were 2.35% and -0.32%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the July 31, 2018 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

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

Changes in Internal Control over Financial Reporting

On May 1, 2018, we adopted the new FASB revenue recognition guidance ASC 606, which required us to modify our processes related to revenue recognition as well as our accounting for deferred commissions. As a result, we implemented applicable changes to our internal controls over financial reporting, including controls around information used in disclosures, to ensure compliance with this new guidance.

During the first quarter of fiscal 2019, we began the implementation of our CloudSuite Financials & Supply Management integrated ERP and SCM solution suite, which will serve as our new financial management accounting system. The system is being implemented in phases continuing throughout fiscal 2019. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the changes discussed above related to the adoption of the new revenue recognition guidance and implementation of a new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2018

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)