Form 10-Q
period 2019-01-31
Infor, Inc.
filed 2019-03-06
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of our common stock outstanding on March 1, 2019, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2018, filed with the SEC on June 28, 2018 (our Annual Report on Form 10-K).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	January 31, 2019	April 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$339.7	$417.6
Accounts receivable, net	510.7	505.9
Prepaid expenses	191.5	160.0
Income tax receivable	10.6	13.9
Other current assets	28.0	25.3

Total current assets	1,080.5	1,122.7
Property and equipment, net	167.1	160.9
Intangible assets, net	596.8	689.8
Goodwill	4,603.6	4,650.5
Deferred tax assets	116.6	77.4
Other assets	173.7	115.2

Total assets	$6,738.3	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127.7	$82.6
Income taxes payable	64.6	60.5
Accrued expenses	367.5	452.9
Deferred revenue	1,167.9	1,143.8
Current portion of long-term obligations	19.4	42.5

Total current liabilities	1,747.1	1,782.3
Long-term debt, net	5,681.0	5,765.8
Deferred tax liabilities	35.3	41.9
Other long-term liabilities	229.6	236.3

Total liabilities	7,693.0	7,826.3

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2019 and April 30, 2018	—	—
Additional paid-in capital	1,235.0	1,255.0
Receivable from stockholders	(58.5)	(58.5)
Accumulated other comprehensive (loss) income	(218.1)	(141.4)
Accumulated deficit	(1,921.0)	(2,073.7)

Total Infor, Inc. stockholders’ deficit	(962.6)	(1,018.6)
Noncontrolling interests	7.9	8.8

Total stockholders’ deficit	(954.7)	(1,009.8)

Total liabilities and stockholders’ deficit	$6,738.3	$6,816.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues
SaaS subscriptions	$164.1	$138.1	$480.8	$393.3
Software license fees	73.4	75.2	208.7	225.9

Software subscriptions and license fees	237.5	213.3	689.5	619.2
Product updates and support fees	345.9	356.4	1,045.5	1,062.7

Software revenues	583.4	569.7	1,735.0	1,681.9
Consulting services and other fees	206.4	206.8	636.9	629.7

Total revenues	789.8	776.5	2,371.9	2,311.6

Operating expenses
Cost of SaaS subscriptions (1)	73.2	57.6	212.5	169.1
Cost of software license fees (1)	12.0	11.5	32.3	33.3
Cost of product updates and support fees (1)	57.7	59.6	171.6	179.7
Cost of consulting services and other fees (1)	174.1	169.0	519.3	505.4
Sales and marketing	122.2	123.9	370.3	394.2
Research and development	123.9	126.0	372.2	366.2
General and administrative	57.8	105.8	175.3	230.3
Amortization of intangible assets and depreciation	54.1	95.8	158.6	206.8
Restructuring costs	6.0	1.7	16.8	11.9
Acquisition-related and other costs	4.2	5.4	13.2	18.2

Total operating expenses	685.2	756.3	2,042.1	2,115.1

Income from operations	104.6	20.2	329.8	196.5

Other expense, net:
Interest expense, net	82.1	78.4	243.5	238.9
Other (income) expense, net	16.6	126.8	(88.3)	262.2

Total other expense, net	98.7	205.2	155.2	501.1

Income (loss) before income tax	5.9	(185.0)	174.6	(304.6)
Income tax provision (benefit)	28.1	(18.4)	39.8	12.5

Net income (loss)	(22.2)	(166.6)	134.8	(317.1)
Net income attributable to noncontrolling interests	0.4	0.2	1.2	0.8

Net income (loss) attributable to Infor, Inc.	$(22.6)	$(166.8)	$133.6	$(317.9)

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net income (loss)	$(22.2)	$(166.6)	$134.8	$(317.1)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	24.2	118.9	(79.1)	236.8
Change in defined benefit plan funding status, net of tax	(0.3)	(0.5)	1.3	(0.3)
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	2.8

Total other comprehensive income (loss)	23.9	118.4	(77.8)	239.3

Comprehensive income (loss)	1.7	(48.2)	57.0	(77.8)

Noncontrolling interests comprehensive income (loss)	0.2	0.2	0.1	0.7

Comprehensive income (loss) attributable to Infor, Inc.	$1.5	$(48.4)	$56.9	$(78.5)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Infor, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, April 30, 2018	1,000	$—	$1,255.0	$(58.5)	$(141.4)	$(2,073.7)	$(1,018.6)	$8.8	$(1,009.8)
Equity-based compensation expense	—	—	2.1	—	—	—	2.1	—	2.1
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(42.3)	—	(42.3)	(0.1)	(42.4)
Defined benefit plan funding status, net of tax	—	—	—	—	0.9	—	0.9	—	0.9
Cumulative effect of accounting changes (Note 2)	—	—	—	—	—	19.1	19.1	—	19.1
Net income (loss)	—	—	—	—	—	77.3	77.3	0.3	77.6

Balance, July 31, 2018	1,000	—	1,257.1	(58.5)	(182.8)	(1,977.3)	(961.5)	9.0	(952.5)
Equity-based compensation expense	—	—	2.3	—	—	—	2.3	—	2.3
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(60.1)	—	(60.1)	(0.8)	(60.9)
Defined benefit plan funding status, net of tax	—	—	—	—	0.7	—	0.7	—	0.7
Dividend paid/accrued	—	—	(26.8)	—	—	—	(26.8)	(0.3)	(27.1)
Net income (loss)	—	—	—	—	—	78.9	78.9	0.5	79.4

Balance, October 31, 2018	1,000	—	1,232.6	(58.5)	(242.2)	(1,898.4)	(966.5)	8.4	(958.1)
Equity-based compensation expense	—	—	2.4	—	—	—	2.4	—	2.4
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	24.4	—	24.4	(0.2)	24.2
Defined benefit plan funding status, net of tax	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Dividend paid/accrued	—	—	—	—	—	—	—	(0.7)	(0.7)
Net income (loss)	—	—	—	—	—	(22.6)	(22.6)	0.4	(22.2)

Balance, January 31, 2019	1,000	$—	$1,235.0	$(58.5)	$(218.1)	$(1,921.0)	$(962.6)	$7.9	$(954.7)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Infor, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, April 30, 2017	1,000	$—	$1,215.2	$(59.2)	$(278.2)	$(1,881.6)	$(1,003.8)	$9.5	$(994.3)
Equity-based compensation expense	—	—	0.3	—	—	—	0.3	—	0.3
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	167.7	—	167.7	(0.1)	167.6
Defined benefit plan funding status, net of tax	—	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	1.7	—	1.7	—	1.7
Dividend paid/accrued	—	—	—	—	—	—	—	(0.2)	(0.2)
Equity contribution	—	—	75.0	—	—	—	75.0	—	75.0
Net income (loss)	—	—	—	—	—	(175.3)	(175.3)	0.3	(175.0)

Balance, July 31, 2017	1,000	—	1,290.5	(59.2)	(108.7)	(2,056.9)	(934.3)	9.5	(924.8)
Equity-based compensation expense	—	—	33.4	—	—	—	33.4	—	33.4
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(49.7)	—	(49.7)	(0.1)	(49.8)
Defined benefit plan funding status, net of tax	—	—	—	—	0.1	—	0.1	—	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Dividend paid/accrued	—	—	(23.7)	—	—	—	(23.7)	—	(23.7)
Net income (loss)	—	—	—	—	—	24.2	24.2	0.3	24.5

Balance, October 31, 2017	1,000	—	1,300.2	(59.2)	(157.2)	(2,032.7)	(948.9)	9.7	(939.2)
Equity-based compensation expense	—	—	3.0	—	—	—	3.0	—	3.0
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	118.9	—	118.9	0.1	119.0
Defined benefit plan funding status, net of tax	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Dividend paid/accrued	—	—	—	—	—	—	—	(1.3)	(1.3)
Net income (loss)	—	—	—	—	—	(166.8)	(166.8)	0.2	(166.6)

Balance, January 31, 2018	1,000	$—	$1,303.2	$(59.2)	$(38.8)	$(2,199.5)	$(994.3)	$8.7	$(985.6)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$134.8	$(317.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158.6	206.8
Provision for doubtful accounts, billing adjustments and sales allowances	34.9	25.4
Deferred income taxes	(3.5)	(11.3)
Non-cash loss (gain) on foreign currency	(87.0)	262.5
Non-cash interest	17.4	16.9
Equity-based compensation expense	9.5	41.7
Other	0.6	(4.9)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(51.2)	23.7
Accounts receivable, net	(35.7)	(16.9)
Income tax receivable/payable, net	3.0	4.7
Deferred revenue	1.6	37.0
Accounts payable, accrued expenses and other liabilities	(36.8)	(86.4)

Net cash provided by operating activities	146.2	182.1

Cash flows from investing activities
Acquisitions, net of cash acquired	(35.4)	(66.8)
Purchase of other investments	—	(0.3)
Purchases of property, equipment and software	(55.7)	(73.8)

Net cash used in investing activities	(91.1)	(140.9)

Cash flows from financing activities
Equity contributions	—	75.0
Dividends paid	(76.8)	(23.7)
Payments on capital lease obligations	(1.8)	(2.1)
Proceeds from issuance of debt	—	1,176.5
Payments on long-term debt	(38.4)	(1,190.2)
Deferred purchase price and contingent consideration	(2.0)	(41.4)
Other	(2.4)	(2.9)

Net cash used in financing activities	(121.4)	(8.8)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.3)	17.7

Net increase (decrease) in cash, cash equivalents and restricted cash	(75.6)	50.1
Cash, cash equivalents and restricted cash at the beginning of the period	429.7	319.1

Cash, cash equivalents and restricted cash at the end of the period	$354.1	$369.2

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

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. Our Condensed Consolidated Financial Statements include the accounts of Infor, Inc. and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. Our investments in other non-consolidated entities are accounted for using the equity method or equity method investment measurement alternative depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. All significant intercompany accounts and transactions have been eliminated.

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

Effective May 1, 2018, we adopted the FASB guidance related to revenue recognition included in ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements. As a result, we have changed our accounting policy for revenue recognition. Our financial statements for reporting periods beginning after April 30, 2018, are presented under ASC 606, while amounts for prior periods have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting under ASC 985-605, Software – Revenue Recognition (ASC 985-605), for revenues related to software license, product updates and support, and related service revenues, and ASC 605, Revenue Recognition (ASC 605), for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue.

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

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2018, which is included in our Annual Report on Form 10-K. Except for the accounting policy for revenue recognition related to adopting ASC 606, discussed below, and the adoption of Accounting Standards Update 2016-16, Intra-Entity Transfer of Assets Other Than Inventory (ASU 2016-16), there have been no changes to our significant accounting policies that have had a material impact on our Condensed Consolidated Financial Statements and Notes. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

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

Software License Fees

Our software license fees revenues are primarily from sales of perpetual software licenses, granting customers the license right to use our software products, with no expiration date. Perpetual software licenses are satisfied at a point in time, and associated revenue is recognized upon transfer of control of the software (i.e. when the customer can access, use, and benefit from the software license).

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

The following table summarizes our contract balances for the periods indicated:

(in millions)	January 31, 2019	May 1, 2018
Contract assets – Other current assets	$12.9	$15.8

Contract liabilities
Current deferred revenue	$1,167.9	$1,132.6
Noncurrent deferred revenue – Other liabilities	14.1	36.3

Total contract liabilities	$1,182.0	$1,168.9

The following table sets forth the components of deferred revenue for the periods indicated:

(in millions)	January 31, 2019	May 1, 2018
SaaS subscriptions	$351.0	$327.7
Software license fees	12.9	8.6

Software subscriptions and license fees	363.9	336.3
Product updates and support fees	754.1	758.0
Consulting services and other fees	72.5	76.5
Contract asset offset (1)	(8.5)	(1.9)

Total deferred revenue	1,182.0	1,168.9
Less: current portion	1,167.9	1,132.6

Deferred revenue – non-current	$14.1	$36.3

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract-by-contract basis under ASC 606 for periods beginning after April 30, 2018.

We recognized revenues of $993.4 million during the nine months ended January 31, 2019, that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during the nine months ended January 31, 2019, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The current and noncurrent balances of these deferred costs are included in prepaid expenses and other assets, respectively, on our Condensed Consolidated Balance Sheets. Deferred commissions were $94.3 million and $72.0 million as of January 31, 2019 and May 1, 2018, respectively. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $6.0 million and $16.1 million for the three and nine months ended January 31, 2019, respectively, and is included in sales and marketing expenses in our Condensed Consolidated Statements of Operations. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of January 31, 2019, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $2.7 billion. We expect to recognize 72% of the remaining performance obligations as revenue over the remainder of fiscal 2019 and 2020, with the remaining 28% recognized thereafter.

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

The following is a rollforward of our sales allowance reserve:

(in millions)
Balance, April 30, 2018	$21.3
Provision	22.5
Write-offs	(23.8)
Currency translation effect	(0.4)

Balance, January 31, 2019	$19.6

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Condensed Consolidated Balance Sheets to amounts presented within our Condensed Consolidated Cash Flow Statements:

(in millions)	January 31, 2019	April 30, 2018
Current assets
Cash and cash equivalents	$339.7	$417.6
Restricted cash – Other current assets	0.5	1.1
Other assets
Restricted cash – Other assets	13.9	11.0

Total cash, cash equivalents and restricted cash	$354.1	$429.7

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized net foreign currency exchange losses of $17.7 million and $126.7 million for the three months ended January 31, 2019 and 2018, respectively. In the first nine months of fiscal 2019 and 2018, we recognized a net foreign currency exchange gain of $86.8 million and a net foreign currency exchange loss of $262.1 million, respectively.

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

On May 1, 2018, we adopted the FASB guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under this guidance, the service cost component of the net periodic benefit cost is presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are presented outside of the subtotal of operating income on the income statement, and only the service cost component of net benefit costs is eligible for capitalization. We applied this guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of this guidance did not have a material impact on our financial position, our results of operations or cash flows.

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

The following tables show select line items that were materially impacted by the adoption of ASC 606 on our unaudited Condensed Consolidated Financial Statements as of and for the periods ended January 31, 2019:

	As of January 31, 2019
(in millions)	As Reported Under ASC 606	Adjustments Related to ASC 606	As Adjusted Without Adoption of ASC 606
ASSETS
Current assets:
Accounts receivable, net	$510.7	$16.4	$527.1
Prepaid expenses	191.5	(2.5)	189.0
Other current assets	28.0	(12.9)	15.1
Deferred tax assets	116.6	0.7	117.3
Other assets	173.7	(35.6)	138.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Income taxes payable	64.6	(1.1)	63.5
Deferred revenue	1,167.9	20.5	1,188.4
Deferred tax liabilities	35.3	(2.0)	33.3
Other long-term liabilities	229.6	2.6	232.2
Accumulated deficit	$(1,921.0)	$(53.9)	$(1,974.9)

	Three Months Ended January 31, 2019
(in millions)	As Reported Under ASC 606	Adjustments Related to ASC 606	As Adjusted Without Adoption of ASC 606
Revenues
SaaS subscriptions	$164.1	$(2.8)	$161.3
Software license fees	73.4	(6.1)	67.3

Software subscriptions and license fees	237.5	(8.9)	228.6
Product updates and support fees	345.9	0.2	346.1

Software revenues	583.4	(8.7)	574.7
Consulting services and other fees	206.4	1.7	208.1

Total revenues	789.8	(7.0)	782.8

Operating expenses
Cost of software license fees	12.0	(0.5)	11.5
Sales and marketing	122.2	5.3	127.5
Income from operations	104.6	(11.8)	92.8
Income tax provision (benefit)	28.1	(1.1)	27.0
Net income (loss)	$(22.2)	$(10.7)	$(32.9)

	Nine Months Ended January 31, 2019
(in millions)	As Reported Under ASC 606	Adjustments Related to ASC 606	As Adjusted Without Adoption of ASC 606
Revenues
SaaS subscriptions	$480.8	$(6.5)	$474.3
Software license fees	208.7	(9.0)	199.7

Software subscriptions and license fees	689.5	(15.5)	674.0
Product updates and support fees	1,045.5	0.5	1,046.0

Software revenues	1,735.0	(15.0)	1,720.0
Consulting services and other fees	636.9	4.9	641.8

Total revenues	2,371.9	(10.1)	2,361.8

Operating expenses
Cost of software license fees	32.3	(0.5)	31.8
Sales and marketing	370.3	10.6	380.9
Income from operations	329.8	(20.2)	309.6
Income tax provision (benefit)	39.8	(2.2)	37.6
Net income (loss)	$134.8	$(18.0)	$116.8

We believe that no other new accounting guidance was adopted during the first nine months of fiscal 2019 that would be relevant to the readers of our financial statements.

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

3. Acquisitions

Fiscal 2019

Alfa-Beta

On December 3, 2018, we acquired Alfa-Beta Solutions B.V. and Alfa-Beta Solutions GmbH (together, Alfa-Beta) (the Alfa-Beta Acquisition). Based in Arnhem, Netherlands, Alfa-Beta is a consulting firm specializing in Infor M3 and business intelligence in the food & beverage industry across Benelux and Germany. The Alfa-Beta Acquisition expands Infor’s services capabilities to support our growing food & beverage customer base in Europe.

We have recorded approximately $2.8 million of identifiable intangible assets and $9.4 million of goodwill related to the Alfa-Beta Acquisition. The acquired intangible assets relating to Alfa-Beta’s customer relationships are being amortized over their weighted average estimated useful lives of four years. We have determined that a portion of the goodwill arising from the Alfa-Beta Acquisition, related to expected synergies of our combined operations, will be deductible for tax purposes.

Vivonet

On September 13, 2018, we acquired Vivonet Inc. and Vivonet Acquisition Ltd. (together, Vivonet) for $25.2 million, net of cash acquired and including contingent consideration of $1.3 million recorded at the time of the acquisition (the Vivonet Acquisition). The total purchase price may also include up to an additional $13.7 million if certain future performance conditions are met. Based in Vancouver, Canada, Vivonet is a provider of consumer, operational and enterprise level cloud-based technology solutions for the hospitality industry. Vivonet offers solutions for point-of-sale (POS), kiosks, kitchen systems, payments, labor scheduling, and food and labor cost management to businesses in the hospitality industry across Canada and the United States. The Vivonet Acquisition complements and further expands our hospitality and CloudSuite offerings by adding POS and other functionality and extending our reach to companies in the food service management, full and quick service establishment, and hotel food and beverage outlet micro-verticals.

We have recorded approximately $10.8 million of identifiable intangible assets and $18.7 million of goodwill related to the Vivonet Acquisition. The acquired intangible assets relating to Vivonet’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately four and eight years, respectively. The goodwill arising from the Vivonet Acquisition, related to expected synergies of our combined operations, is not deductible for tax purposes.

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

We have recorded approximately $31.5 million of identifiable intangible assets and $43.9 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and two years, respectively. The goodwill arising from the Birst Acquisition, related to expected synergies of our combined operations, is deductible for tax purposes.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our GT Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $81.4 million and $25.6 million at January 31, 2019 and April 30, 2018, respectively.

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

During the first nine months of fiscal 2019, we paid $4.0 million of contingent consideration under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $93.5 million. As of January 31, 2019 and April 30, 2018, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $12.4 million and $12.4 million, respectively. See Note 5, Fair Value.

4. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2018	$1,458.5	$2,852.9	$339.1	$4,650.5
Goodwill acquired	19.7	0.4	8.0	28.1
Currency translation effect	(18.5)	(51.2)	(5.3)	(75.0)

Balance, January 31, 2019	$1,459.7	$2,802.1	$341.8	$4,603.6

Goodwill acquired during the first nine months of fiscal 2019 totaled $28.1 million and related to the Vivonet Acquisition and the Alfa-Beta Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2019, as of September 30, 2018. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2019. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2019 and April 30, 2018:

	January 31, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$10.5	$—	$—	$10.5

Total	$10.5	$—	$—	$10.5

Liabilities
Contingent consideration	$—	$—	$12.4	$12.4

Total	$—	$—	$12.4	$12.4

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.4	$12.4

Total	$—	$—	$12.4	$12.4

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

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

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2019 or fiscal 2018. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2018	$12.4
Contingent consideration	3.1
Settlements	(4.0)
Total (gain) loss recorded in earnings	1.0
Currency translation effect	(0.1)

Balance, January 31, 2019	$12.4

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of January 31, 2019, we had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value, except for the $45.9 million impairment of certain of our capitalized software costs recorded in the third quarter of fiscal 2018. See Note 8, Property and Equipment – Impairment of Capitalized Software, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2019 and April 30, 2018, our material financial assets and liabilities not carried at fair value included our cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of January 31, 2019 and April 30, 2018, the total carrying value of our long-term debt was approximately $5.7 billion and $5.8 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.8 billion and $6.0 billion, respectively.

6. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	January 31, 2019	April 30, 2018
Accounts receivable	$472.7	$462.5
Unbilled accounts receivable (1)	60.0	63.5
Less: allowance for doubtful accounts	(22.0)	(20.1)

Accounts receivable, net	$510.7	$505.9

(1)	Unbilled accounts receivable of $15.8 million were reclassed to other current assets on our Condensed Consolidated Balance Sheets as “contract assets” as of May 1, 2018, with the adoption of ASC 606.

With the adoption of ASC 606, the accounts receivable and unbilled accounts receivable balances as of January 31, 2019, are comprised of amounts for which we have an unconditional right to collect.

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

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2018	$20.1
Provision	12.4
Write-offs and recoveries	(10.0)
Currency translation effect	(0.5)

Balance, January 31, 2019	$22.0

7. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	January 31, 2019			April 30, 2018
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,041.7	$1,566.3	$475.4	$2,061.8	$1,518.9	$542.9	2 - 15
Acquired and developed technology	1,196.4	1,077.9	118.5	1,204.1	1,062.8	141.3	1 - 11
Tradenames	139.7	137.5	2.2	140.8	137.0	3.8	1 - 20
Acquired favorable leases	2.2	1.5	0.7	2.2	0.4	1.8	2

Total	$3,380.0	$2,783.2	$596.8	$3,408.9	$2,719.1	$689.8

(1)

Net intangible assets decreased from April 30, 2018 to January 31, 2019 by approximately $4.6 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
Customer contracts and relationships	$24.8	$25.6	$74.3	$78.3
Acquired and developed technology	10.2	9.6	31.0	35.6
Tradenames	0.2	0.8	1.6	2.5
Acquired favorable leases	0.8	0.1	1.0	0.3

Total	$36.0	$36.1	$107.9	$116.7

The estimated future annual amortization expense related to these intangible assets as of January 31, 2019, was as follows:

(in millions)
Fiscal 2019 (remaining 3 months)	$35.8
Fiscal 2020	132.6
Fiscal 2021	122.9
Fiscal 2022	79.1
Fiscal 2023	55.8
Fiscal 2024	49.4
Thereafter	121.2

Total	$596.8

8. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	January 31, 2019	April 30, 2018
Compensation and employee benefits	$163.7	$181.4
Taxes other than income	36.3	31.4
Royalties and partner commissions	35.6	41.3
Litigation	2.4	7.0
Professional fees	12.3	12.4
Subcontractor expense	5.9	7.2
Interest	44.4	70.9
Restructuring	11.1	11.2
Asset retirement obligations	1.2	1.9
Deferred rent	4.7	3.9
Deferred acquisition payments	2.5	4.3
Other	47.4	80.0

Accrued expenses	$367.5	$452.9

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
Cost of SaaS subscriptions	$0.1	$0.1	$0.2	$0.4
Cost of product updates and support fees	—	0.1	0.1	1.5
Cost of consulting services and other fees	0.2	0.7	0.6	2.4
Sales and marketing	0.8	1.9	2.9	16.7
Research and development	0.7	1.6	1.9	6.4
General and administrative	1.4	1.5	3.8	14.3

Total	$3.2	$5.9	$9.5	$41.7

IGS Holding Class D Management Incentive Units

In the second and third quarters of fiscal 2018, IGS Holding granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for Class D non-voting units (Class D Units) and vest over four years. We have recorded equity compensation expense of $3.1 million and $9.1 million in the three and nine months ended January 31, 2019, respectively, related to these grants and $4.6 million and $12.3 million in the comparable three and nine-month periods ended January 31, 2018. From time to time, we continue to grant additional Class D MIUs.

Modification of Infor Enterprise Management Incentive Units

In the second quarter of fiscal 2018, the outstanding Infor Enterprise Class C MIUs with repurchase features that functioned as in-substance forfeiture provisions were modified to remove the repurchase features. The removal of the repurchase features made these awards probable of vesting. In accordance with applicable FASB guidance, we treated this as a modification. We recorded equity compensation expense of $27.3 million in the second quarter of fiscal 2018, related to these awards with no corresponding expense recorded in the current quarter or year-to-date period.

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

Fiscal 2019 Restructuring Charges

During the first nine months of fiscal 2019, we incurred restructuring costs of $16.7 million related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities primarily in the Americas region. During the first nine months of fiscal 2019, we made cash payments of approximately $7.6 million related to these actions. We expect to complete these actions during the remainder of fiscal 2019.

Fiscal 2019 Acquisition-Related Charges

During the first nine months of fiscal 2019, we incurred acquisition-related restructuring costs of $0.3 million related to the operations of our fiscal 2019 acquisitions. During the first nine months of fiscal 2019, we made cash payments of approximately $0.1 million related to these actions. These restructuring charges included employee severance costs related to redundant positions. We expect to complete these actions during the remainder of fiscal 2019.

Fiscal 2018 Restructuring Charges

During fiscal 2018, we incurred restructuring costs for employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our Americas and EMEA regions and for facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. During the first nine months of fiscal 2019, we made cash payments of approximately $7.2 million related to these actions. We expect to complete these actions during the remainder of fiscal 2019.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2018, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. During the first nine months of fiscal 2019, we recorded net restructuring costs reversals of $0.2 million, and we made cash payments of $2.4 million related to these actions. The remaining accruals associated with these prior restructuring charges relate primarily to lease obligations associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended January 31, 2019. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs					Total Expected Program Costs
(in millions)	Balance April 30, 2018	Initial Costs	Expense	Foreign Currency Effect	Cash Payments	Balance January 31, 2019	Total Costs Recognized to Date
Fiscal 2019 restructuring
Severance	$—	$16.4	$—	$—	$(7.5)	$8.9	$16.4	$16.4
Facilities and other	—	0.3	—	—	(0.1)	0.2	0.3	0.3

Total fiscal 2019 restructuring	—	16.7	—	—	(7.6)	9.1	16.7	16.7

Fiscal 2019 acquisition-related
Severance	—	0.3	—	—	(0.1)	0.2	0.3	0.3

Total fiscal 2019 acquisition-related	—	0.3	—	—	(0.1)	0.2	0.3	0.3

Fiscal 2018 restructuring
Severance	7.8	—	—	(0.1)	(7.0)	0.7	17.5	17.5
Facilities and other	0.3	—	—	(0.1)	(0.2)	—	0.6	0.6

Total fiscal 2018 restructuring	8.1	—	—	(0.2)	(7.2)	0.7	18.1	18.1

Previous restructuring
Severance	1.4	—	(0.9)	0.1	(0.3)	0.3	51.6	51.6
Facilities and other	2.6	—	0.2	—	(1.0)	1.8	8.7	8.7

Total previous restructuring	4.0	—	(0.7)	0.1	(1.3)	2.1	60.3	60.3

Previous acquisition-related
Facilities and other	2.3	—	0.5	—	(1.1)	1.7	6.6	6.6

Total previous acquisition-related	2.3	—	0.5	—	(1.1)	1.7	6.6	6.6

Total restructuring	$14.4	$17.0	$(0.2)	$(0.1)	$(17.3)	$13.8	$102.0	$102.0

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
License	$2.4	$1.0	$4.5	$4.2
Maintenance	0.2	—	0.8	0.7
Consulting	2.2	0.2	5.3	4.6
General and administrative and other functions	1.2	0.5	6.2	2.4

Total restructuring costs	$6.0	$1.7	$16.8	$11.9

11. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2019			April 30, 2018
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,060.4	5.25%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,130.5	1,126.0	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	500.0	492.6	5.75%	500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,623.8	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	400.6	397.6	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(61.3)	—		(77.0)	—

Total long-term debt	5,700.4	5,700.4		5,808.3	5,808.3
Less: current portion	(19.4)	(19.4)		(42.5)	(42.5)

Total long-term debt – non-current	$5,681.0	$5,681.0		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at January 31, 2019 and April 30, 2018 was 5.29% and 5.05%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of January 31, 2019:

Fiscal 2019 (remaining 3 months)	$—
Fiscal 2020	27.7
Fiscal 2021	532.9
Fiscal 2022	3,170.6
Fiscal 2023	2,030.5
Fiscal 2024	—
Thereafter	—

Total	$5,761.7

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of January 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,231.1 million as of January 31, 2019, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,130.5 million).

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

On January 16, 2019, we provided a notice of conditional full redemption to the holders of the Senior Secured Notes at a redemption price of 101.438% of the Senior Secured Notes’ principal plus accrued and unpaid interest. The redemption was conditioned upon the receipt of the proceeds from the additional investments from our sponsors that we announced on January 16, 2019. See Note 16, Related Party Transactions.

Subsequent to quarter end, on February 15, 2019, we received a portion of the additional investments from our sponsors. Proceeds from this investment, together with cash on hand, were used to redeem the Senior Secured Notes for approximately $521.6 million, including the redemption premium and accrued and unpaid interest, in accordance with the terms of the indenture governing the Senior Secured Notes, and applicable fees.

Deferred Financing Fees, Debt Discounts and Premiums

As of January 31, 2019 and April 30, 2018, deferred financing fees, net of amortization, related to our Term Loans, Senior Notes, and Secured Senior Notes of $50.4 million and $62.9 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $1.1 million and $1.3 million as of January 31, 2019 and April 30, 2018, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans, the Senior Secured Notes and Senior Notes under the effective interest method. For the three months ended January 31, 2019 and 2018, we amortized $4.3 million and $4.2 million, respectively, in deferred financing fees which are included in interest expense, net in our Condensed Consolidated Statements of Operations. For the first nine months of fiscal 2019 and 2018, we amortized $12.8 million and $12.4 million, respectively, in deferred financing fees.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $10.9 million and $14.1 million as of January 31, 2019 and April 30, 2018, respectively, as a direct reduction of the carrying amount of our long-term debt.

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

Interest is payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes may be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrues at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrues at a rate of 7.875% per annum. As of January 31, 2019 and April 30, 2018, the total balance outstanding related to the HoldCo Notes was $750.0 million. We may from time-to-time service interest payments related to the HoldCo Notes. Any payment of interest that we may pay will be funded primarily through dividend distributions from Infor to HoldCo. See Note 16, Related Party Transactions – Dividends Paid to Affiliates.

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

As part of our announcement related to the additional equity investments from our sponsors made on January 16, 2019, we indicated the potential redemption of the HoldCo Notes by HoldCo and Infor Software Parent, Inc. after May 1, 2019, when the call protection steps down. See Note 16, Related Party Transactions.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the 2017 Tax Act) that instituted fundamental changes to the taxation of multinational corporations. The 2017 Tax Act included numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of certain net operating losses; creating a provision to tax global intangible low-taxed income (GILTI); a base-erosion anti-abuse tax (BEAT); a tax benefit from foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax). In addition, in conjunction with the 2017 Tax Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 allows for recording certain effects of the 2017 Tax Act as “provisional” during a one-year measurement period, which ended for Infor in the third quarter of fiscal 2019.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during the third quarter of fiscal 2019 did not have a material impact on our Condensed Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.1 million increase of the estimated Transition Tax liability from $79.7 million to $101.8 million offset by a corresponding adjustment to U.S. deferred tax assets.

As disclosed in our Annual Report on Form 10-K, we adopted an accounting policy, as provided by the FASB in their January 10, 2018, Board Meeting, to account for the tax effects of the GILTI in the period that it is subject to such tax. Therefore, we have not and will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI inclusion. In conjunction with the end of the SAB 118 one-year measurement period ending for Infor in the third quarter of fiscal 2019, the Company has further elected to apply the approach of tax law ordering for reflecting the realization of loss carryforwards expected to offset future GILTI period costs under the 2017 Tax Act.

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions, except percentages)	2019	2018	2019	2018
Income tax provision (benefit)	$28.1	$(18.4)	$39.8	$12.5
Effective income tax rate	476.3%	9.9%	22.8%	(4.1)%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at different income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily driven by, a decrease in U.S. tax losses subject to a full valuation allowance, a decrease of the valuation allowance for foreign earnings, which includes the discrete impact of a $20.1 million valuation allowance release related to our UK operations, the impact of tax law changes in the United States and the Netherlands, and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first nine months of fiscal 2019 compared to the corresponding period of fiscal 2018 was primarily driven by a decrease of the valuation allowance required for foreign earnings, which includes the discrete impact of a $20.1 million valuation allowance related to our UK operations, a decrease in the amount of U.S. tax losses subject to a full valuation allowance, the impact of tax law changes in the United States and the Netherlands, and an increase in the amount of foreign earnings subject to foreign tax at a lower foreign tax rate.

During the upcoming twelve months ending January 31, 2020, we expect a net reduction of approximately $8.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $116.6 million and $77.4 million as of January 31, 2019 and April 30, 2018, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

We continued to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2019, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act.

As of January 31, 2019, we continue to consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plans (1)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2018	$(123.1)	$(18.3)	$(141.4)

Other comprehensive income (loss)	(79.1)	1.3	(77.8)
Less: other comprehensive (income) loss attributable to noncontrolling interests	1.1	—	1.1

Other comprehensive income (loss) attributable to Infor, Inc.	(78.0)	1.3	(76.7)

Balance, January 31, 2019	$(201.1)	$(17.0)	$(218.1)

(1)	Funded status of defined benefit pension plans is presented net of tax benefit of $3.5 million and $3.5 million as of January 31, 2019 and April 30, 2018, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2019
Foreign currency translation adjustment	$24.2	$—	$24.2
Change in funded status of defined benefit plans	(0.3)	—	(0.3)

Other comprehensive income (loss)	$23.9	$—	$23.9

January 31, 2018
Foreign currency translation adjustment	$118.9	$—	$118.9
Change in funded status of defined benefit plans	(0.8)	0.3	(0.5)

Other comprehensive income (loss)	$118.1	$0.3	$118.4

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2019
Foreign currency translation adjustment	$(79.1)	$—	$(79.1)
Change in funded status of defined benefit plans	1.3	—	1.3

Other comprehensive income (loss)	$(77.8)	$—	$(77.8)

January 31, 2018
Foreign currency translation adjustment	$236.8	$—	$236.8
Change in funded status of defined benefit plans	(0.6)	0.3	(0.3)
Derivative instruments unrealized gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments:
Amortization of derivative instruments unrealized loss	4.7	(1.8)	2.9

Other comprehensive income (loss)	$240.8	$(1.5)	$239.3

During fiscal 2018, we had certain derivative financial instruments related to interest rate swaps that we had designated as cash flow hedges and which were reflected in other comprehensive income and accumulated other comprehensive income in our Condensed Consolidated Statements of Comprehensive Income (Loss) and on our Condensed Consolidated Balance Sheets, respectively. See Note 15, Derivative Financial Instruments, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K. For the nine months ended January 31, 2018, we recorded an unrealized loss of $0.1 million in other comprehensive income related to the effective portion of these cash flow hedges, and we reclassified $4.7 million loss from accumulated other comprehensive income into net income, which was included in interest expense, net in our Condensed Consolidated Statements of Operations. No corresponding expense was recorded in the comparable current periods.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. Total rent expense for operating leases was $14.8 million and $15.4 million for the three-month periods ended January 31, 2019 and 2018, respectively. For the first nine months of fiscal 2019 and 2018, total rent expense for operating leases was $44.9 million and $45.9 million, respectively.

We have also entered into certain capital lease and other financing commitments for buildings, company aircraft, computers and operating equipment and automobiles. Aggregate property acquired through capital leases and the associated depreciation of these assets is included in property and equipment, net on our Condensed Consolidated Balance Sheets. The current portion of these obligations is included in accrued expenses, and the long-term portion is included in other long-term liabilities on our Condensed Consolidated Balance Sheets. Our total capital lease and other financing obligations were $10.3 million and $7.2 million as of January 31, 2019 and April 30, 2018, respectively.

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of January 31, 2019 and April 30, 2018, we had accrued $44.8 million and $49.2 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of January 31, 2019, we had $42.3 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where we will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. Infor secured a wide-ranging disclosure order for the production of certain documents and information against FKA, which FKA has appealed to the Supreme Court. The main hearing before the Court of Appeals previously scheduled to occur in March-April 2019 has therefore been rescheduled to commence on May 5, 2020, while FKA’s appeal on disclosure is heard. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of January 31, 2019, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2019 and April 30, 2018.

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

The following table presents revenue and other financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2019
Revenues	$238.0	$345.9	$206.4	$790.3
Cost of revenues	85.1	57.7	173.9	316.7
Direct sales and other costs	106.3	—	—	106.3

Sales margin	$46.6	$288.2	$32.5	$367.3

Sales margin %	19.6%	83.3%	15.7%	46.5%

January 31, 2018
Revenues	$214.9	$356.7	$207.3	$778.9
Cost of revenues	69.0	59.5	168.3	296.8
Direct sales and other costs	106.9	—	—	106.9

Sales margin	$39.0	$297.2	$39.0	$375.2

Sales margin %	18.1%	83.3%	18.8%	48.2%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2019
Revenues	$690.6	$1,045.5	$636.9	$2,373.0
Cost of revenues	244.6	171.5	518.7	934.8
Direct sales and other costs	316.2	—	7.4	323.6

Sales margin	$129.8	$874.0	$110.8	$1,114.6

Sales margin %	18.8%	83.6%	17.4%	47.0%

January 31, 2018
Revenues	$626.2	$1,063.9	$630.8	$2,320.9
Cost of revenues	202.0	178.2	503.0	883.2
Direct sales and other costs	321.7	—	10.6	332.3

Sales margin	$102.5	$885.7	$117.2	$1,105.4

Sales margin %	16.4%	83.3%	18.6%	47.6%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income (loss) before income tax for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
Reportable segment revenues	$790.3	$778.9	$2,373.0	$2,320.9
Purchase accounting revenue adjustments (1)	(0.5)	(2.4)	(1.1)	(9.3)

Total revenues	$789.8	$776.5	$2,371.9	$2,311.6

Reportable segment sales margin	$367.3	$375.2	$1,114.6	$1,105.4
Other unallocated costs and operating expenses (2)	202.6	257.5	609.4	690.2
Amortization of intangible assets and depreciation	54.1	95.8	158.6	206.8
Restructuring costs	6.0	1.7	16.8	11.9

Income from operations	104.6	20.2	329.8	196.5
Total other expense, net	98.7	205.2	155.2	501.1

Income (loss) before income tax	$5.9	$(185.0)	$174.6	$(304.6)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
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

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2019
SaaS subscriptions	$116.1	$29.8	$18.2	$164.1
Software license fees	35.8	28.4	9.2	73.4

Software subscriptions and license fees	151.9	58.2	27.4	237.5
Product updates and support fees	218.9	99.5	27.5	345.9

Software revenues	370.8	157.7	54.9	583.4
Consulting services and other fees	100.9	87.9	17.6	206.4

Total revenues	$471.7	$245.6	$72.5	$789.8

January 31, 2018
SaaS subscriptions	$97.2	$25.1	$15.8	$138.1
Software license fees	37.8	29.6	7.8	75.2

Software subscriptions and license fees	135.0	54.7	23.6	213.3
Product updates and support fees	223.5	104.8	28.1	356.4

Software revenues	358.5	159.5	51.7	569.7
Consulting services and other fees	101.4	89.7	15.7	206.8

Total revenues	$459.9	$249.2	$67.4	$776.5

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2019
SaaS subscriptions	$342.0	$84.1	$54.7	$480.8
Software license fees	103.8	76.0	28.9	208.7

Software subscriptions and license fees	445.8	160.1	83.6	689.5
Product updates and support fees	660.8	302.0	82.7	1,045.5

Software revenues	1,106.6	462.1	166.3	1,735.0
Consulting services and other fees	324.0	258.7	54.2	636.9

Total revenues	$1,430.6	$720.8	$220.5	$2,371.9

January 31, 2018
SaaS subscriptions	$287.5	$61.4	$44.4	$393.3
Software license fees	123.0	79.5	23.4	225.9

Software subscriptions and license fees	410.5	140.9	67.8	619.2
Product updates and support fees	673.2	306.3	83.2	1,062.7

Software revenues	1,083.7	447.2	151.0	1,681.9
Consulting services and other fees	326.6	252.9	50.2	629.7

Total revenues	$1,410.3	$700.1	$201.2	$2,311.6

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2019	$126.0	$26.2	$14.9	$167.1
April 30, 2018	$121.9	$22.9	$16.1	$160.9

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
United States	$429.5	$416.3	$1,305.1	$1,276.7
All other countries	360.3	360.2	1,066.8	1,034.9

Total revenues	$789.8	$776.5	$2,371.9	$2,311.6

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	January 31, 2019	April 30, 2018
United States	$124.2	$119.7
All other countries	42.9	41.2

Total long-lived tangible assets	$167.1	$160.9

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

16. Related Party Transactions

Our largest investors are our sponsors, Koch Equity Development (KED), the investment and acquisition subsidiary of Koch Industries, Golden Gate Capital, and until December 2018, Summit Partners.

On January 16, 2019, we announced that KED and Golden Gate Capital had agreed to make additional investments of $1.5 billion in Infor. A portion of the proceeds related to these investments was used to acquire Summit Partners’ interest in Infor and the affiliates of Infor’s parent company in December 2018, approximately $500.0 million was received to repay our Senior Secured Notes in February 2019. As part of our announcement we indicated the potential redemption of the HoldCo Notes by HoldCo and Infor Software Parent, Inc. with approximately $750.0 million to be received after May 1, 2019, when the early call protection steps down. See Equity Contributions below, and Note 11, Debt.

The following is a summary of our transactions with our sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into an advisory agreement with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with KED. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to our sponsors based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Condensed Consolidated Statement of Operations. We operated under these agreements through December 2018. With the change in our sponsors discussed above, Summit Partners is no longer party to these agreements. The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2019	2018	2019	2018
Koch Industries	$1.0	$1.0	$3.0	$3.0
Golden Gate Capital	0.9	0.7	2.5	2.8
Summit Partners	0.2	0.1	0.6	0.7

Total management fees and expenses	$2.1	$1.8	$6.1	$6.5

As of January 31, 2019, approximately $1.9 million and $0.4 million of the sponsor management fees remained unpaid related to Koch Industries and Golden Gate Capital, respectively.

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

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our sponsors. Revenues from companies affiliated with Koch Industries, Golden Gate Capital and Summit Partners, are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. All of these agreements were entered into at our customary rates. Revenues from companies affiliated with Koch Industries were approximately $7.8 million and $23.5 million in the three and nine months ended January 31, 2019, respectively, and $6.1 million and $16.6 million in the comparable periods of fiscal 2018. Revenues from Golden Gate Capital-owned companies were approximately $0.9 million and $2.5 million in the three and nine months ended January 31, 2019, respectively, and $0.5 million and $1.9 million in the comparable periods of fiscal 2018. We had revenues of less than $0.1 million from companies owned by Summit Partners in the first nine months of fiscal 2019, and less than $0.1 million in the first nine months of fiscal 2018.

In addition, we have made payments or accrued amounts to be paid to companies owned by Golden Gate Capital for products and services of $0.3 million and $0.6 million in the third quarter and first nine months of fiscal 2019, respectively, and $0.2 million and $2.4 million in the comparable periods of fiscal 2018. We made an insignificant amount of payments for products and services to Koch Industries affiliated companies, and companies owned by Summit Partners, in the first nine months of fiscal 2019 and 2018.

Koch SaaS Agreements

Fiscal 2019

In the first nine months of fiscal 2019, we entered into SaaS subscription agreements with affiliates of Koch Industries for various Infor software over terms from three to five years. These agreements totaled approximately $7.1 million with average SaaS subscription revenues of approximately $1.4 million per year.

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

Equity Contributions

Subsequent to quarter end, on February 15, 2019, our sponsors made new capital contributions to IGS Holding of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. This $500.0 million represents a portion of the additional investments that we announced on January 16, 2019, discussed above. Infor’s proceeds from the new equity contribution were used to redeem our Senior Secured Notes on that date. See Note 11, Debt.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $58.5 million as of January 31, 2019, and April 30, 2018. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first nine months of fiscal 2019 and 2018, we did not make any payments under the Tax Allocation Agreement.

Dividends Paid to Affiliates

Fiscal 2019

In the first nine months of fiscal 2019 we paid dividends to our affiliate companies totaling $76.8 million.

In April 2018, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash with amounts we funded through dividend distributions from Infor to HoldCo of $27.0 million, which were accrued as of April 30, 2018. In addition, as of April 30, 2018, we had accrued dividend distributions of approximately $23.0 million to Infor Enterprise primarily to fund equity distributions to members of our executive management team under certain of their equity awards. These dividends were paid in the first quarter of fiscal 2019.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2019 and April 30, 2018, our Condensed Consolidating Statements of Operations and our Condensed Consolidating Statements of Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2019 and 2018, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2019 and 2018.

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

Condensed Consolidating Balance Sheets

	January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$51.2	$—	$288.5	$—	$339.7
Accounts receivable, net	—	230.6	17.7	262.4	—	510.7
Prepaid expenses	—	137.5	3.5	50.5	—	191.5
Income tax receivable	—	1.8	5.4	3.4	—	10.6
Other current assets	—	11.0	0.3	16.7	—	28.0
Affiliate receivable	—	104.0	162.4	324.9	(591.3)	—

Total current assets	—	536.1	189.3	946.4	(591.3)	1,080.5
Property and equipment, net	—	124.3	—	42.8	—	167.1
Intangible assets, net	—	492.9	0.1	103.8	—	596.8
Goodwill	—	2,962.9	62.6	1,578.1	—	4,603.6
Deferred tax assets	—	0.3	2.5	116.3	(2.5)	116.6
Other assets	—	118.9	3.8	51.0	—	173.7
Affiliate receivable	—	111.8	—	169.8	(281.6)	—
Investment in subsidiaries	—	2,210.6	—	—	(2,210.6)	—

Total assets	$—	$6,557.8	$258.3	$3,008.2	$(3,086.0)	$6,738.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$102.7	$—	$25.0	$—	$127.7
Income taxes payable	—	0.2	—	64.4	—	64.6
Accrued expenses	—	182.3	3.2	182.0	—	367.5
Deferred revenue	—	695.8	30.8	441.3	—	1,167.9
Affiliate payable	29.4	483.2	3.6	75.1	(591.3)	—
Current portion of long-term obligations	—	19.4	—	—	—	19.4

Total current liabilities	29.4	1,483.6	37.6	787.8	(591.3)	1,747.1
Long-term debt	—	5,681.0	—	—	—	5,681.0
Deferred tax liabilities	—	31.9	—	5.9	(2.5)	35.3
Affiliate payable	58.2	169.8	—	53.6	(281.6)	—
Other long-term liabilities	—	66.5	2.0	161.1	—	229.6
Losses in excess of investment in subsidiaries	875.0	—	—	—	(875.0)	—

Total liabilities	962.6	7,432.8	39.6	1,008.4	(1,750.4)	7,693.0
Total Infor, Inc. stockholders’ equity (deficit)	(962.6)	(875.0)	218.7	1,991.9	(1,335.6)	(962.6)
Noncontrolling interests	—	—	—	7.9	—	7.9

Total stockholders’ equity (deficit)	(962.6)	(875.0)	218.7	1,999.8	(1,335.6)	(954.7)

Total liabilities and stockholders’ equity (deficit)	$—	$6,557.8	$258.3	$3,008.2	$(3,086.0)	$6,738.3

	April 30, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$100.1	$—	$317.5	$—	$417.6
Accounts receivable, net	—	251.2	12.8	241.9	—	505.9
Prepaid expenses	—	112.7	2.8	44.5	—	160.0
Income tax receivable	—	10.1	0.1	3.7	—	13.9
Other current assets	—	6.2	—	19.1	—	25.3
Affiliate receivable	—	128.0	142.1	205.8	(475.9)	—

Total current assets	—	608.3	157.8	832.5	(475.9)	1,122.7
Property and equipment, net	—	119.8	—	41.1	—	160.9
Intangible assets, net	—	573.8	0.3	115.7	—	689.8
Goodwill	—	2,959.4	62.6	1,628.5	—	4,650.5
Deferred tax assets	—	0.3	0.1	77.0	—	77.4
Other assets	—	31.4	2.4	81.4	—	115.2
Affiliate receivable	—	116.9	—	175.5	(292.4)	—
Investment in subsidiaries	—	2,100.2	—	—	(2,100.2)	—

Total assets	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$53.2	$—	$29.4	$—	$82.6
Income taxes payable	—	0.2	—	60.3	—	60.5
Accrued expenses	—	262.3	3.2	187.4	—	452.9
Deferred revenue	—	690.0	27.7	426.1	—	1,143.8
Affiliate payable	29.4	345.9	1.6	99.0	(475.9)	—
Current portion of long-term obligations	—	42.5	—	—	—	42.5

Total current liabilities	29.4	1,394.1	32.5	802.2	(475.9)	1,782.3
Long-term debt	—	5,765.8	—	—	—	5,765.8
Deferred tax liabilities	—	32.3	—	9.6	—	41.9
Affiliate payable	58.2	175.5	—	58.7	(292.4)	—
Other long-term liabilities	—	73.4	1.7	161.2	—	236.3
Losses in excess of investment in subsidiaries	931.0	—	—	—	(931.0)	—

Total liabilities	1,018.6	7,441.1	34.2	1,031.7	(1,699.3)	7,826.3
Total Infor, Inc. stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,911.2	(1,169.2)	(1,018.6)
Noncontrolling interests	—	—	—	8.8	—	8.8

Total stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,920.0	(1,169.2)	(1,009.8)

Total liabilities and stockholders’ equity (deficit)	$—	$6,510.1	$223.2	$2,951.7	$(2,868.5)	$6,816.5

Condensed Consolidating Statements of Operations

	Three Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$125.0	$3.4	$35.7	$—	$164.1
Software license fees	—	30.6	1.4	41.4	—	73.4

Software subscriptions and license fees	—	155.6	4.8	77.1	—	237.5
Product updates and support fees	—	197.9	7.9	140.1	—	345.9

Software revenues	—	353.5	12.7	217.2	—	583.4
Consulting services and other fees	—	85.4	7.1	113.9	—	206.4

Total revenues	—	438.9	19.8	331.1	—	789.8

Operating expenses:
Cost of SaaS subscriptions	—	61.8	0.2	11.2	—	73.2
Cost of software license fees	—	6.3	0.1	5.6	—	12.0
Cost of product updates and support fees	—	30.8	0.8	26.1	—	57.7
Cost of consulting services and other fees	—	79.4	4.0	90.7	—	174.1
Sales and marketing	—	70.4	4.6	47.2	—	122.2
Research and development	—	72.7	1.4	49.8	—	123.9
General and administrative	—	33.6	—	24.2	—	57.8
Amortization of intangible assets and depreciation	—	42.1	0.1	11.9	—	54.1
Restructuring costs	—	1.9	0.2	3.9	—	6.0
Acquisition-related and other costs	—	1.9	—	2.3	—	4.2
Affiliate (income) expense, net	—	3.6	1.9	(5.5)	—	—

Total operating expenses	—	404.5	13.3	267.4	—	685.2

Income from operations	—	34.4	6.5	63.7	—	104.6

Other expense, net:
Interest expense, net	—	81.8	—	0.3	—	82.1
Affiliate interest (income) expense, net	—	1.8	—	(1.8)	—	—
Other (income) expense, net	—	19.3	—	(2.7)	—	16.6

Total other expense, net	—	102.9	—	(4.2)	—	98.7

Income (loss) before income tax	—	(68.5)	6.5	67.9	—	5.9
Income tax provision (benefit)	—	26.1	0.8	1.2	—	28.1
Equity in (earnings) loss of subsidiaries	22.2	(72.4)	—	—	50.2	—

Net income (loss)	(22.2)	(22.2)	5.7	66.7	(50.2)	(22.2)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4

Net income (loss) attributable to Infor, Inc.	$(22.2)	$(22.2)	$5.7	$66.3	$(50.2)	$(22.6)

	Three Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$109.6	$2.4	$26.1	$—	$138.1
Software license fees	—	32.6	1.9	40.7	—	75.2

Software subscriptions and license fees	—	142.2	4.3	66.8	—	213.3
Product updates and support fees	—	202.0	8.0	146.4	—	356.4

Software revenues	—	344.2	12.3	213.2	—	569.7
Consulting services and other fees	—	87.7	5.5	113.6	—	206.8

Total revenues	—	431.9	17.8	326.8	—	776.5

Operating expenses:
Cost of SaaS subscriptions	—	48.7	0.4	8.5	—	57.6
Cost of software license fees	—	5.9	—	5.6	—	11.5
Cost of product updates and support fees	—	30.3	0.6	28.7	—	59.6
Cost of consulting services and other fees	—	76.3	3.5	89.2	—	169.0
Sales and marketing	—	71.1	5.1	47.7	—	123.9
Research and development	—	74.0	1.6	50.4	—	126.0
General and administrative	—	37.2	0.1	68.5	—	105.8
Amortization of intangible assets and depreciation	—	85.9	0.1	9.8	—	95.8
Restructuring costs	—	0.7	—	1.0	—	1.7
Acquisition-related and other costs	—	7.8	—	(2.4)	—	5.4
Affiliate (income) expense, net	—	12.8	0.2	(13.0)	—	—

Total operating expenses	—	450.7	11.6	294.0	—	756.3

Income (loss) from operations	—	(18.8)	6.2	32.8	—	20.2

Other expense, net:
Interest expense, net	—	78.4	—	—	—	78.4
Affiliate interest (income) expense, net	—	1.7	—	(1.7)	—	—
Other (income) expense, net	—	118.4	0.1	8.3	—	126.8

Total other expense, net	—	198.5	0.1	6.6	—	205.2

Income (loss) before income tax	—	(217.3)	6.1	26.2	—	(185.0)
Income tax provision (benefit)	—	(24.2)	(0.1)	5.9	—	(18.4)
Equity in (earnings) loss of subsidiaries	166.6	(26.5)	—	—	(140.1)	—

Net income (loss)	(166.6)	(166.6)	6.2	20.3	140.1	(166.6)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2

Net income (loss) attributable to Infor, Inc.	$(166.6)	$(166.6)	$6.2	$20.1	$140.1	$(166.8)

	Nine Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$375.2	$9.6	$96.0	$—	$480.8
Software license fees	—	91.8	3.2	113.7	—	208.7

Software subscriptions and license fees	—	467.0	12.8	209.7	—	689.5
Product updates and support fees	—	596.7	24.8	424.0	—	1,045.5

Software revenues	—	1,063.7	37.6	633.7	—	1,735.0
Consulting services and other fees	—	277.9	20.1	338.9	—	636.9

Total revenues	—	1,341.6	57.7	972.6	—	2,371.9

Operating expenses:
Cost of SaaS subscriptions	—	178.9	0.8	32.8	—	212.5
Cost of software license fees	—	18.8	0.1	13.4	—	32.3
Cost of product updates and support fees	—	91.2	2.2	78.2	—	171.6
Cost of consulting services and other fees	—	241.4	12.2	265.7	—	519.3
Sales and marketing	—	218.2	14.1	138.0	—	370.3
Research and development	—	223.4	4.2	144.6	—	372.2
General and administrative	—	106.0	—	69.3	—	175.3
Amortization of intangible assets and depreciation	—	124.8	0.2	33.6	—	158.6
Restructuring costs	—	8.3	0.2	8.3	—	16.8
Acquisition-related and other costs	—	9.3	—	3.9	—	13.2
Affiliate (income) expense, net	—	17.1	3.5	(20.6)	—	—

Total operating expenses	—	1,237.4	37.5	767.2	—	2,042.1

Income from operations	—	104.2	20.2	205.4	—	329.8

Other expense, net:
Interest expense, net	—	243.5	—	—	—	243.5
Affiliate interest (income) expense, net	—	5.4	—	(5.4)	—	—
Other (income) expense, net	—	(99.0)	(0.1)	10.8	—	(88.3)

Total other expense, net	—	149.9	(0.1)	5.4	—	155.2

Income (loss) before income tax	—	(45.7)	20.3	200.0	—	174.6
Income tax provision (benefit)	—	14.2	(7.5)	33.1	—	39.8
Equity in loss (earnings) of subsidiaries	(134.8)	(194.7)	—	—	329.5	—

Net income (loss)	134.8	134.8	27.8	166.9	(329.5)	134.8
Net income (loss) attributable to noncontrolling interests	—	—	—	1.2	—	1.2

Net income (loss) attributable to Infor, Inc.	$134.8	$134.8	$27.8	$165.7	$(329.5)	$133.6

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$323.2	$6.8	$63.3	$—	$393.3
Software license fees	—	107.9	4.6	113.4	—	225.9

Software subscriptions and license fees	—	431.1	11.4	176.7	—	619.2
Product updates and support fees	—	607.4	25.3	430.0	—	1,062.7

Software revenues	—	1,038.5	36.7	606.7	—	1,681.9
Consulting services and other fees	—	286.7	16.6	326.4	—	629.7

Total revenues	—	1,325.2	53.3	933.1	—	2,311.6

Operating expenses:
Cost of SaaS subscriptions	—	144.2	0.6	24.3	—	169.1
Cost of software license fees	—	19.2	0.1	14.0	—	33.3
Cost of product updates and support fees	—	93.9	2.0	83.8	—	179.7
Cost of consulting services and other fees	—	238.0	10.8	256.6	—	505.4
Sales and marketing	—	235.5	19.0	139.7	—	394.2
Research and development	—	219.0	4.2	143.0	—	366.2
General and administrative	—	119.5	0.2	110.6	—	230.3
Amortization of intangible assets and depreciation	—	174.9	0.4	31.5	—	206.8
Restructuring costs	—	3.7	—	8.2	—	11.9
Acquisition-related and other costs	—	19.3	—	(1.1)	—	18.2
Affiliate (income) expense, net	—	45.2	0.9	(46.1)	—	—

Total operating expenses	—	1,312.4	38.2	764.5	—	2,115.1

Income from operations	—	12.8	15.1	168.6	—	196.5

Other expense, net:
Interest expense, net	—	238.9	—	—	—	238.9
Affiliate interest (income) expense, net	—	4.0	—	(4.0)	—	—
Other (income) expense, net	—	224.5	0.2	37.5	—	262.2

Total other expense, net	—	467.4	0.2	33.5	—	501.1

Income (loss) before income tax	—	(454.6)	14.9	135.1	—	(304.6)
Income tax provision (benefit)	—	(24.9)	(0.3)	37.7	—	12.5
Equity in loss (earnings) of subsidiaries	317.1	(112.6)	—	—	(204.5)	—

Net income (loss)	(317.1)	(317.1)	15.2	97.4	204.5	(317.1)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Net income (loss) attributable to Infor, Inc.	$(317.1)	$(317.1)	$15.2	$96.6	$204.5	$(317.9)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(22.2)	$(22.2)	$5.7	$66.7	$(50.2)	$(22.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	0.8	—	23.4	—	24.2
Change in defined benefit plan funding status, net of tax	—	—	—	(0.3)	—	(0.3)

Total other comprehensive income (loss)	—	0.8	—	23.1	—	23.9

Comprehensive income (loss)	(22.2)	(21.4)	5.7	89.8	(50.2)	1.7

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(22.2)	$(21.4)	$5.7	$89.6	$(50.2)	$1.5

	Three Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(166.6)	$(166.6)	$6.2	$20.3	$140.1	$(166.6)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	118.9	—	118.9
Change in defined benefit plan funding status, net of tax	—	0.3	—	(0.8)	—	(0.5)

Total other comprehensive income (loss)	—	0.3	—	118.1	—	118.4

Comprehensive income (loss)	(166.6)	(166.3)	6.2	138.4	140.1	(48.2)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(166.6)	$(166.3)	$6.2	$138.2	$140.1	$(48.4)

	Nine Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$134.8	$134.8	$27.8	$166.9	$(329.5)	$134.8

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	0.5	—	(79.6)	—	(79.1)
Change in defined benefit plan funding status, net of tax	—	—	—	1.3	—	1.3

Total other comprehensive income (loss)	—	0.5	—	(78.3)	—	(77.8)

Comprehensive income (loss)	134.8	135.3	27.8	88.6	(329.5)	57.0

Noncontrolling interests comprehensive income (loss)	—	—	—	0.1	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$134.8	$135.3	$27.8	$88.5	$(329.5)	$56.9

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(317.1)	$(317.1)	$15.2	$97.4	$204.5	$(317.1)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	—	(0.1)	—	236.9	—	236.8
Change in defined benefit plan funding status, net of tax	—	0.3	—	(0.6)	—	(0.3)
Unrealized gain (loss) on derivative instruments, net of tax	—	2.8	—	—	—	2.8

Total other comprehensive income (loss)	—	3.0	—	236.3	—	239.3

Comprehensive income (loss)	(317.1)	(314.1)	15.2	333.7	204.5	(77.8)

Noncontrolling interests comprehensive income (loss)	—	—	—	0.7	—	0.7

Comprehensive income (loss) attributable to Infor, Inc.	$(317.1)	$(314.1)	$15.2	$333.0	$204.5	$(78.5)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$118.0	$—	$28.2	$—	$146.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	2.5	—	(37.9)	—	(35.4)
Purchases of property, equipment and software	—	(46.6)	—	(9.1)	—	(55.7)

Net cash used in investing activities	—	(44.1)	—	(47.0)	—	(91.1)

Cash flows from financing activities:
Dividends received	76.8	1.0	—	—	(77.8)	—
Dividends paid	(76.8)	(76.8)	—	(1.0)	77.8	(76.8)
Payments on capital lease obligations	—	(0.5)	—	(1.3)	—	(1.8)
Payments on long-term debt	—	(38.4)	—	—	—	(38.4)
(Payments) proceeds from affiliate within group	—	(6.6)	—	6.6	—	—
Deferred purchase price and contingent consideration	—	—	—	(2.0)	—	(2.0)
Other	—	(1.4)	—	(1.0)	—	(2.4)

Net cash provided by (used in) financing activities	—	(122.7)	—	1.3	—	(121.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(9.3)	—	(9.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(48.8)	—	(26.8)	—	(75.6)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.0	—	329.7	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$51.2	$—	$302.9	$—	$354.1

	Nine Months Ended January 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$45.7	$—	$136.4	$—	$182.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(68.6)	—	1.8	—	(66.8)
Purchase of other investments	—	(0.3)	—	—	—	(0.3)
Purchases of property, equipment and software	—	(57.3)	—	(16.5)	—	(73.8)

Net cash used in investing activities	—	(126.2)	—	(14.7)	—	(140.9)

Cash flows from financing activities:
Equity contributions received	—	75.0	—	—	—	75.0
Dividends paid	—	(23.7)	—	—	—	(23.7)
Payments on capital lease obligations	—	(0.9)	—	(1.2)	—	(2.1)
Proceeds from issuance of debt	—	1,176.5	—	—	—	1,176.5
Payments on long-term debt	—	(1,190.2)	—	—	—	(1,190.2)
(Payments) proceeds from affiliate within group	—	38.9	—	(38.9)	—	—
Deferred purchase price and contingent consideration	—	(35.9)	—	(5.5)	—	(41.4)
Other	—	(1.3)	—	(1.6)	—	(2.9)

Net cash provided by (used in) financing activities	—	38.4	—	(47.2)	—	(8.8)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	17.7	—	17.7

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(42.1)	—	92.2	—	50.1
Cash, cash equivalents and restricted cash at the beginning of the period	—	89.1	—	230.0	—	319.1

Cash, cash equivalents and restricted cash at the end of the period	$—	$47.0	$—	$322.2	$—	$369.2

18. Subsequent Events

On January 16, 2019, we provided notice of conditional full redemption to the holders of the Senior Secured Notes at a redemption price of 101.438% of the Senior Secured Notes’ principal plus accrued and unpaid interest. The redemption was conditioned upon the receipt of the proceeds from the additional investments from our sponsors that we announced on January 16, 2019. See Note 16, Related Party Transactions.

Subsequent to quarter end, we received a portion of the additional investments from our sponsors. On February 15, 2019, our sponsors made new capital contributions to IGS Holding of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. Infor’s proceeds from this investment, together with cash on hand, were used to redeem the Senior Secured Notes for approximately $521.6 million, including the redemption premium and accrued and unpaid interest, in accordance with the terms of the indenture governing the Senior Secured Notes, and applicable fees. See Note 11, Debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended January 31, 2019, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2018, which are included in our Annual Report on Form 10-K, filed with the SEC on June 28, 2018 (our Annual Report on Form 10-K), and related notes thereto.

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

We serve a large, diverse and sophisticated global customer base across three geographic regions—the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 17,400 employees worldwide and have offices in 45 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2019, our Americas, EMEA and APAC regions generated approximately 60.3%, 30.4% and 9.3% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

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

Fiscal 2019 Acquisitions

Alfa-Beta

On December 3, 2018, we acquired Alfa-Beta Solutions B.V. and Alfa-Beta Solutions GmbH (together, Alfa-Beta) (the Alfa-Beta Acquisition). Based in Arnhem, Netherlands, Alfa-Beta is a consulting firm specializing in Infor M3 and business intelligence in the food & beverage industry across Benelux and Germany. The Alfa-Beta Acquisition expands Infor’s services capabilities to support our growing food & beverage customer base in Europe.

Vivonet

On September 13, 2018, we acquired Vivonet Inc. and Vivonet Acquisition Ltd. (together, Vivonet) for $25.2 million, net of cash acquired and including contingent consideration of $1.3 million recorded at the time of the acquisition (the Vivonet Acquisition). The total purchase price may also include up to an additional $13.7 million if certain future performance conditions are met.

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

Subsequent to quarter end, on February 15, 2019, our sponsors made new capital contributions to IGS Holding of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. This $500.0 million represents a portion of the additional investments that we announced on January 16, 2019. See Note 16, Related Party Transactions. Infor’s proceeds from the new equity contribution were used to redeem our Senior Secured Notes on that date. See Note 11, Debt.

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

For the third quarter of fiscal 2019, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.6% and 4.9%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2018. For the nine months ended January 31, 2019, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 1.0% and 1.1%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2018.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended January 31, 2019 vs. 2018	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
SaaS subscriptions	$(1.8)	$27.8	$26.0	(1.3)%	20.1%	18.8%
Software license fees	(2.4)	0.6	(1.8)	(3.2)	0.8	(2.4)

Software subscriptions and license fees	(4.2)	28.4	24.2	(2.0)	13.3	11.3
Product updates and support fees	(6.9)	(3.6)	(10.5)	(1.9)	(1.0)	(2.9)

Software revenues	(11.1)	24.8	13.7	(2.0)	4.4	2.4
Consulting services and other fees	(6.2)	5.8	(0.4)	(3.0)	2.8	(0.2)

Total revenues	$(17.3)	$30.6	$13.3	(2.2)%	3.9%	1.7%

Total operating expenses	$(15.6)	$(55.5)	$(71.1)	(2.1)%	(7.3)%	(9.4)%

(in millions, except percentages) Nine Months Ended January 31, 2019 vs. 2018	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
SaaS subscriptions	$(2.4)	$89.9	$87.5	(0.7)%	22.9%	22.2%
Software license fees	(3.3)	(13.9)	(17.2)	(1.4)	(6.2)	(7.6)

Software subscriptions and license fees	(5.7)	76.0	70.3	(0.9)	12.3	11.4
Product updates and support fees	(9.3)	(7.9)	(17.2)	(0.9)	(0.7)	(1.6)

Software revenues	(15.0)	68.1	53.1	(0.8)	4.0	3.2
Consulting services and other fees	(9.5)	16.7	7.2	(1.6)	2.7	1.1

Total revenues	$(24.5)	$84.8	$60.3	(1.1)%	3.7%	2.6%

Total operating expenses	$(25.1)	$(47.9)	$(73.0)	(1.2)%	(2.3)%	(3.5)%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2019 with the exception of changes to our accounting policies regarding revenue recognition as a result of adoption of ASC 606, effective May 1, 2018. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, for our current accounting policies related to revenue recognition.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Revenues:
SaaS subscriptions	$164.1	$138.1	18.8%	20.1%	$480.8	$393.3	22.2%	22.9%
Software license fees	73.4	75.2	(2.4)	0.8	208.7	225.9	(7.6)	(6.2)

Software subscriptions and license fees	237.5	213.3	11.3	13.3	689.5	619.2	11.4	12.3
Product updates and support fees	345.9	356.4	(2.9)	(1.0)	1,045.5	1,062.7	(1.6)	(0.7)

Software revenues	583.4	569.7	2.4	4.4	1,735.0	1,681.9	3.2	4.0
Consulting services and other fees	206.4	206.8	(0.2)	2.8	636.9	629.7	1.1	2.7

Total revenues	789.8	776.5	1.7	3.9	2,371.9	2,311.6	2.6	3.7

Operating expenses:
Cost of SaaS subscriptions	73.2	57.6	27.1	28.0	212.5	169.1	25.7	26.2
Cost of software license fees	12.0	11.5	4.3	7.8	32.3	33.3	(3.0)	(1.5)
Cost of product updates and support fees	57.7	59.6	(3.2)	(1.2)	171.6	179.7	(4.5)	(3.4)
Cost of consulting services and other fees	174.1	169.0	3.0	5.7	519.3	505.4	2.8	4.1
Sales and marketing	122.2	123.9	(1.4)	0.5	370.3	394.2	(6.1)	(5.3)
Research and development	123.9	126.0	(1.7)	0.7	372.2	366.2	1.6	3.2
General and administrative	57.8	105.8	(45.4)	(43.0)	175.3	230.3	(23.9)	(21.9)
Amortization of intangible assets and depreciation	54.1	95.8	(43.5)	(42.8)	158.6	206.8	(23.3)	(22.8)
Restructuring costs	6.0	1.7	252.9	264.7	16.8	11.9	41.2	43.7
Acquisition-related and other costs	4.2	5.4	(22.2)	(18.5)	13.2	18.2	(27.5)	(26.4)

Total operating expenses	685.2	756.3	(9.4)	(7.3)	2,042.1	2,115.1	(3.5)	(2.3)

Income from operations	104.6	20.2	417.8	426.2	329.8	196.5	67.8	67.5

Interest expense, net	82.1	78.4	4.7	4.7	243.5	238.9	1.9	1.9
Other (income) expense, net	16.6	126.8	(86.9)	(87.1)	(88.3)	262.2	NM	NM

Income (loss) before income tax	5.9	(185.0)	NM	NM	174.6	(304.6)	NM	NM
Income tax provision (benefit)	28.1	(18.4)	NM	NM	39.8	12.5	218.4	218.4

Net income (loss)	(22.2)	(166.6)	(86.7)	(87.9)	134.8	(317.1)	NM	NM
Net income attributable to noncontrolling interests	0.4	0.2	100.0	100.0	1.2	0.8	50.0	62.5

Net income (loss) attributable to
Infor, Inc.	$(22.6)	$(166.8)	(86.5)%	(87.6)%	$133.6	$(317.9)	NM %	NM %

*	NM – Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and nine-month periods ended January 31, 2019 and 2018, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Revenues
SaaS subscriptions	$164.1	$138.1	18.8%	20.1%	$480.8	$393.3	22.2%	22.9%
Software license fees	73.4	75.2	(2.4)	0.8	208.7	225.9	(7.6)	(6.2)

Software subscriptions and license fees	237.5	213.3	11.3	13.3	689.5	619.2	11.4	12.3
Product updates and support fees	345.9	356.4	(2.9)	(1.0)	1,045.5	1,062.7	(1.6)	(0.7)

Software revenues	583.4	569.7	2.4	4.4	1,735.0	1,681.9	3.2	4.0
Consulting services and other fees	206.4	206.8	(0.2)	2.8	636.9	629.7	1.1	2.7

Total revenues	$789.8	$776.5	1.7%	3.9%	$2,371.9	$2,311.6	2.6%	3.7%

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

Total revenues increased 3.9% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, excluding the unfavorable foreign currency impact of 2.2%. On a constant currency basis, we realized growth across all of our geographic regions with the Americas up 3.0%, EMEA up 3.7% and APAC up 11.0%. As a leading provider of industry-specific cloud applications, we continue to experience significant growth in our SaaS subscriptions revenues, which increased 20.1%. Our perpetual software license fees revenues were up 0.8% in the quarter. Our product updates and support fees decreased 1.0%, while our consulting services and other fees revenues were up 2.8%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions.

For the nine-month period ended January 31, 2019, total revenues increased by 3.7% compared to the nine-month period ended January 31, 2018, excluding the unfavorable foreign currency impact of 1.1%. On a constant currency basis, the year-to-date increase was experienced across all geographies; Americas up 1.8%, EMEA up 4.9% and APAC up 12.2%, and was primarily due to the shift in our license mix. Our SaaS subscriptions revenues increased 22.9% offsetting a decrease in our perpetual software license fees revenues. As a result of this shift, our year-to-date perpetual software license fees revenues decreased 6.2%. With our expanding CloudSuite offerings, the shift in our license mix to SaaS subscriptions continues and SaaS subscriptions accounted for 70.0% of our total software license fees revenues in the first nine months of fiscal 2019. Our year-to-date product updates and support fees decreased slightly, down 0.7%, while our consulting services and other fees revenues were up 2.7%. The increase in year-to-date total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the third quarter of fiscal 2019, SaaS subscriptions revenues increased by 20.1% compared to the third quarter of fiscal 2018, excluding the unfavorable foreign currency impact of 1.3%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2019 across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 13.8 points, 4.3 points and 2.0 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings.

In the nine-month period ended January 31, 2019 SaaS subscriptions revenues increased by 22.9%, compared to the nine-month period ended January 31, 2018, excluding the unfavorable foreign currency impact of 0.7%. At constant currency, we reported higher year-to-date SaaS revenues across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 14.0 points, 6.1 points and 2.8 points, respectively.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the third quarter of fiscal 2019, software license fees increased by 0.8% compared to the third quarter of fiscal 2018, excluding the unfavorable foreign currency impact of 3.2%. At constant currency, the increase in perpetual license fees revenues was primarily related to higher perpetual software license fees in our APAC and EMEA regions, which accounted for increases of 2.1 points and 0.8 points, respectively. These increases were somewhat offset by a decrease in perpetual license fees revenues in our Americas region, which accounted for a decrease of 2.1 points. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2019, software license fees decreased by 6.2%, compared to the nine-month period ended January 31, 2018, excluding the unfavorable foreign currency impact of 1.4%. At constant currency, the decrease in perpetual license fees revenues was primarily due to decreases in our Americas and EMEA regions, which accounted for decreases of 8.2 points and 0.7 points, respectively. These decreases were somewhat offset by an increase of 2.7 points related to our APAC region.

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

Product updates and support fees decreased by 1.0% in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, excluding the unfavorable foreign currency impact of 1.9%.

In the nine-month period ended January 31, 2019, product updates and support fees decreased by 0.7% compared to the nine-month period ended January 31, 2018, excluding the unfavorable foreign currency impact of 0.9%.

At constant currency, the net decreases in the current quarter and year-to-date periods were primarily the result of the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates, and support customer attrition, offsetting revenues related to new maintenance pull-through from new license transactions and price increases. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 2.8%, excluding the unfavorable foreign currency impact of 3.0%, in the current quarter compared to the third quarter of fiscal 2018. At constant currency, we experienced an increase in consulting services revenues, which accounted for an increase of 2.9 points compared to the third quarter of fiscal 2018. This increase was primarily due to increases in our APAC and EMEA regions, which accounted for increases of 1.7 points and 1.5 points, respectively. These increases were somewhat offset by a decrease of 0.3 points related to our Americas region. In addition, other fees revenues accounted for a decrease of 0.1 points.

Consulting services and other fees increased by 2.7%, excluding the unfavorable foreign currency impact of 1.6% in the nine-month period ended January 31, 2019 compared to the nine-month period ended January 31, 2018. At constant currency, year-to-date increases in consulting services revenues accounted for an increase of 3.2 points compared to the corresponding period of fiscal 2018. The year-to-date increase in consulting services was experienced across all geographic regions. Our EMEA, APAC, and Americas regions accounted for increases of 1.8 points, 1.3 point and 0.1 points, respectively. These increases were somewhat offset by a decrease of 0.5 points related to lower other fees revenues.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,182.0 million as of January 31, 2019, compared to $1,176.5 million as of April 30, 2018, and $1,156.3 million as of January 31, 2018.

The following table sets forth the components of deferred revenue:

(in millions)	January 31, 2019	April 30, 2018	January 31, 2018
SaaS subscriptions	$351.0	$332.0	$302.1
Software license fees	12.9	8.9	9.8

Software subscriptions and license fees	363.9	340.9	311.9
Product updates and support fees	754.1	759.1	780.3
Consulting services and other fees	72.5	76.5	64.1
Contract asset offset (1)	(8.5)	—	—

Total deferred revenue	1,182.0	1,176.5	1,156.3
Less: current portion	1,167.9	1,143.8	1,134.1

Deferred revenue – non-current	$14.1	$32.7	$22.2

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract by contract basis under ASC 606 for periods beginning after April 30, 2018.

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

Operating Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Operating expenses
Cost of SaaS subscriptions	$73.2	$57.6	27.1%	28.0%	$212.5	$169.1	25.7%	26.2%
Cost of software license fees	12.0	11.5	4.3	7.8	32.3	33.3	(3.0)	(1.5)
Cost of product updates and support fees	57.7	59.6	(3.2)	(1.2)	171.6	179.7	(4.5)	(3.4)
Cost of consulting services and other fees	174.1	169.0	3.0	5.7	519.3	505.4	2.8	4.1
Sales and marketing	122.2	123.9	(1.4)	0.5	370.3	394.2	(6.1)	(5.3)
Research and development	123.9	126.0	(1.7)	0.7	372.2	366.2	1.6	3.2
General and administrative	57.8	105.8	(45.4)	(43.0)	175.3	230.3	(23.9)	(21.9)
Amortization of intangible assets and depreciation	54.1	95.8	(43.5)	(42.8)	158.6	206.8	(23.3)	(22.8)
Restructuring costs	6.0	1.7	252.9	264.7	16.8	11.9	41.2	43.7
Acquisition-related and other costs	4.2	5.4	(22.2)	(18.5)	13.2	18.2	(27.5)	(26.4)

Total operating expenses	$685.2	$756.3	(9.4)%	(7.3)%	$2,042.1	$2,115.1	(3.5)%	(2.3)%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 28.0%, excluding the favorable foreign currency impact of 0.9%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in the third quarter of fiscal 2019, including a 10.6 point increase related to higher hosting costs, an increase of 8.8 points from higher employee-related and overhead costs due to higher SaaS headcount, 7.1 points related to higher channel partner commissions and third-party royalties, and an increase of 1.5 points related to higher other costs of providing our SaaS subscriptions.

Cost of SaaS subscriptions for the first nine months of fiscal 2019 increased by 26.2%, excluding the favorable foreign currency impact of 0.5%, compared to the first nine months of fiscal 2018, in-line with higher year-to-date SaaS subscriptions revenues. At constant currency, this increase was primarily due to a 11.6 point increase related to higher hosting costs, an increase of 8.6 points due to higher employee-related and overhead costs, with our higher SaaS headcount, 4.6 points related to higher channel partner commissions and third-party royalties, and an increase of 1.4 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of software license fees increased by 7.8%, excluding the favorable foreign currency impact of 3.5%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. At constant currency, this increase was primarily due to a 6.1 point increase related to higher third-party royalties due to the mix of license fees in the quarter and 3.5 points related to higher channel partner commissions. These increases were somewhat offset by a decrease of 1.8 points related to lower other costs.

Cost of software license fees for the first nine months of fiscal 2019 decreased by 1.5%, excluding the favorable foreign currency impact of 1.5%, compared to the first nine months of fiscal 2018. At constant currency, the decrease was primarily due to a 0.3 point decrease related to lower channel partner commissions and a 0.3 point decrease related to lower third-party royalties due to the mix of license fees, and a decrease of 0.9 points related to lower other costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, share-based compensation expense, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 1.2%, excluding the favorable foreign currency impact of 2.0%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. At constant currency, the decrease was primarily due to a 1.0 point decrease in employee-related support and overhead costs, and 0.2 points related to lower other support costs.

For the first nine months of fiscal 2019, cost of product updates and support fees decreased by 3.4%, excluding the favorable foreign currency impact of 1.1%, compared to the first nine months of fiscal 2018. At constant currency, the year-to-date decrease was primarily due to a 1.6 point decrease in employee-related support and overhead costs, a 1.0 point decrease related to lower channel partner commissions and third-party royalties, a 0.7 point decrease related to lower share-based compensation, and 0.1 points related to lower other support costs.

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

Cost of consulting services and other fees increased by 5.7%, excluding the favorable foreign currency impact of 2.7%, in the current quarter compared to the third quarter of fiscal 2018. At constant currency, cost of consulting services increased 4.0 points due to higher employee-related and overhead costs due to higher headcount in our professional services organizations in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Cost of consulting services also increased 2.3 points due to higher billable contractor costs. These increases were somewhat offset by a 0.3 point decrease related to lower share-based compensation in the third quarter compared to fiscal 2018, and 0.3 points due to a decrease in other costs.

For the first nine months of fiscal 2019, cost of consulting services and other fees increased by 4.1%, excluding the favorable foreign currency impact of 1.3%, compared to the first nine months of fiscal 2018. At constant currency, the year-to-date increase was primarily due to a 3.2 point increase in employee-related and overhead costs due to higher headcount, and a 1.9 point increase due to higher billable contractor costs. These increases were somewhat offset by a 0.4 point decrease related to lower share-based compensation and 0.6 points due to a decrease in other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 0.5%, excluding the favorable foreign currency impact of 1.9%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. On a constant currency basis, the increase in sales and marketing expenses was primarily due to a 5.3 point increase related to higher employee-related sales and overhead costs due to higher headcount in our sales organization. This increase was somewhat offset by a 3.4 point decrease related to lower commissions due to the impact of adopting of ASC 606 in fiscal 2019, which resulted in more commissions being deferred, a 0.9 point decrease due to lower share-based compensation expense, a 0.4 point decrease due to lower professional fees, and a 0.1 point decrease as a result of lower marketing program costs.

Sales and marketing expenses decreased by 5.3%, excluding the favorable foreign currency impact of 0.8%, in the nine-month period ended January 31, 2019, compared to the nine-month period ended January 31, 2018. On a constant currency basis, the year-to-date decrease in sales and marketing expenses was primarily due to a 4.3 point decrease related to deferral of commissions under ASC 606, a 3.5 point decrease due to lower share-based compensation expense, a 1.4 point decrease due to lower year-to-date marketing program costs, and 0.1 points related to lower other sales and marketing costs. These decreases were somewhat offset by a 3.2 point increase in employee-related sales and overhead costs due to higher headcount, and a 0.8 point increase due to higher professional fees.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 0.7%, excluding the favorable foreign currency impact of 2.4%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. On a constant currency basis, the increase in research and development expenses was primarily due to a 0.8 point increase in employee-related and overhead costs due to higher headcount in our development organization in the third quarter compared to fiscal 2018, a 0.4 point increase related to lower capitalization of software development costs in fiscal 2019 compared to fiscal 2018, and 0.2 points related to a net increase in professional fees and other development costs. These increases were somewhat offset by a 0.7 point decrease due to lower share-based compensation.

Research and development expenses increased 3.2%, excluding the favorable foreign currency impact of 1.6%, in the nine-month period ended January 31, 2019, compared to the nine-month period ended January 31, 2018. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 2.8 point increase related to lower capitalization of year-to-date software development costs in fiscal 2019 compared to fiscal 2018, a 1.2 point increase in employee-related and overhead costs due to higher headcount, and a 0.4 point increase related to higher professional fees and other development costs. These increases were somewhat offset by a 1.2 point decrease due to lower share-based compensation.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses decreased by 43.0%, excluding the favorable foreign currency impact of 2.4%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. On a constant currency basis, the decrease in general and administrative expenses was primarily due to a 41.4 point decrease related to the accrual we recorded in the third quarter of fiscal 2018 related to certain litigation matters (See Note 15, Commitments and Contingencies- Litigation), 1.4 points related to lower consulting and professional fees, 0.3 points related to lower share-based compensation in the quarter compared to fiscal 2018, and a 0.1 point decrease in other general and administrative expenses. These decreases were somewhat offset by 0.2 points due an increase in employee-related and overhead costs.

General and administrative expenses decreased by 21.9%, excluding the favorable foreign currency impact of 2.0%, in the nine-month period ended January 31, 2019, compared to the nine-month period ended January 31, 2018. On a constant currency basis, year-to-date general and administrative expenses decreased primarily due to an 18.1 point decrease related to the legal settlement costs recorded in the third quarter of fiscal 2018 discussed above, a 4.6 point decrease related to lower share-based compensation, and a 0.4 point decrease in other general and administrative expenses. These decreases were somewhat offset by 0.8 points due an increase in employee-related and overhead costs and 0.4 points related to higher consulting and professional fees incurred in fiscal 2019 compared to fiscal 2018.

The current quarter-over-quarter and year-to-date decreases in share-based compensation in general and administrative expenses, and other applicable expense lines, were primarily due to the modification of certain of our Class C MIU’s in the second quarter of fiscal 2018 whereby repurchase features that functioned as in-substance forfeiture provisions were removed. The removal of these features made these grants probable of vesting, resulting in the recognition of incremental share-based compensation expense in the prior periods compared to this year. In addition, we recorded share-based compensation expense in the third quarter of fiscal 2018 related to newly issued Class D MIU’s. See Note 9, Equity-Based Compensation.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by $41.7 million, or 42.8%, excluding the favorable foreign currency impact of 0.7%, in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018. At constant currency, the decrease was primarily related to the $45.9 million impairment of certain of our capitalized software costs recorded in the third quarter of fiscal 2018. See Note 8, Property and Equipment—Impairment of Capitalized Software, in notes to the consolidated financial statements for the fiscal year ended April 30, 2018, included in our Annual Report on Form 10-K. This decrease was somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software net of lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2018 with no corresponding expense recorded in fiscal 2019.

In the nine-month period ended January 31, 2019, amortization of intangible assets and depreciation decreased by $48.2 million, or 22.8%, compared with the nine-month period ended January 31, 2018, excluding the favorable foreign currency impact of 0.5%. At constant currency, the year-to-date decrease was primarily related to the $45.9 million impairment charge recorded in the third quarter of fiscal 2018 discussed above, as well as lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2018 with no corresponding expense recorded in fiscal 2019. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and amortization of costs capitalized for our internal use software.

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

We recorded restructuring charges of approximately $6.0 million and $1.7 million in the third quarter of fiscal 2019 and 2018, respectively, related to our various restructuring actions.

We incurred restructuring charges of $16.8 million in the nine-month period ended January 31, 2019, compared to $11.9 million in the nine-month period ended January 31, 2018.

The restructuring charges recorded to date in fiscal 2019 included approximately $15.5 million related to employee severance costs and $1.3 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions. The facilities charges relate to exiting or consolidating space in facilities primarily in the Americas region.

The restructuring charges recorded in the first nine months of fiscal 2018 included approximately $10.2 million related to employee severance costs and $1.7 million in accruals for costs related to facilities to be exited. The employee severance costs relate primarily to personnel actions taken in our professional services and sales organizations in our EMEA and Americas regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

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

In the third quarter of fiscal 2019, we recorded acquisition-related and other costs of $4.2 million, a decrease of approximately $1.2 million compared to $5.4 million of acquisition-related and other costs in the third quarter of fiscal 2018.

For the nine months ended January 31, 2019, acquisition-related and other costs totaled $13.2 million, a decrease of approximately $5.0 million compared to $18.2 million in the comparable nine months of fiscal 2018.

For the nine months ended January 31, 2019, acquisition-related and other costs included $12.2 million integration and other costs related to our recent acquisitions and a net $1.0 million adjustment to the estimated fair value of our contingent consideration liabilities. See Note 3, Acquisitions.

The costs recorded in the nine months ended January 31, 2018, acquisition-related and other costs included $20.8 million for costs related to our recent acquisitions, primarily the Birst Acquisition, and $1.7 million in costs related to our debt refinancing activities. These costs were somewhat offset by a net $4.3 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

Non-Operating Income and Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Interest expense, net	$82.1	$78.4	4.7%	4.7%	$243.5	$238.9	1.9%	1.9%
Other (income) expense, net	16.6	126.8	(86.9)	(87.1)	(88.3)	262.2	NM	NM

Total non-operating expenses	$98.7	$205.2	(51.9)%	(52.0)%	$155.2	$501.1	(69.0)%	(69.2)%

*	NM – Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $3.7 million, or 4.7%, to $82.1 million in the third quarter of fiscal 2019 compared to $78.4 million in the third quarter of fiscal 2018. The quarter-over-quarter increase in our interest expense was primarily related to a $3.4 million increase in interest expense due to an increase in applicable LIBOR rates related to our term loans. See Liquidity and Capital Resources – Long-Term Debt, below. In addition, net amortization of deferred financing fees and debt discounts, and other interest expense increased $0.3 million.

Interest expense, net increased by $4.6 million, or 1.9%, to $243.5 million in the nine-month period ended January 31, 2019, compared to $238.9 million in the nine-month period ended January 31, 2018. Year-to-date, the increase in our interest expense was primarily due to a $8.9 million increase in interest expense, related to higher LIBOR rates discussed above, and an increase in net amortization of deferred financing fees and debt discounts of $0.4 million. These increases were somewhat offset by a $4.7 million decrease in interest expense related to our interest rate swaps, which matured in the second quarter of fiscal 2018.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $16.6 million in the third quarter of fiscal 2019 compared to net expense of $126.8 in the third quarter of fiscal 2018.

For the first nine months of fiscal 2019, other (income) expense, net was net income of $88.3 million compared to net expense of $262.2 million in the nine-month period ended January 31, 2018.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily related to the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our Euro denominated debt. During the three and months ended January 31, 2019, the Euro strengthened against the U.S. Dollar resulting in the unfavorable impact to our results of operations. For the nine months ended January 31, 2019, the Euro weakened against the U.S. Dollar resulting in the favorable impact to our results of operations.

Income Tax Provision

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018				Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual		Constant Currency		2019	2018	Actual	Constant Currency
Income tax provision (benefit)	$28.1	$(18.4)	NM	%	NM	%	$39.8	$12.5	218.4%	218.4%
Effective income tax rate	476.3%	9.9%					22.8%	(4.1)%

*	NM – Percentage not meaningful

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

For the nine months ended January 31, 2019, our effective tax rate was impacted by the Tax Cuts and Jobs Act (the 2017 Tax Act) enacted in December 2017, which significantly changed existing U.S. federal and state tax law and included numerous provisions that affect our business. In addition, in conjunction with the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 allows for recording provisional amounts related to enactment of the 2017 Tax Act and refining provisional balances and making subsequent adjustments related to the applicable U.S. tax reform during a one-year measurement period, which ended for Infor in the third quarter of fiscal 2019.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during the third quarter of fiscal 2019 did not have a material impact on our Condensed Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.1 million increase of the estimated Transition Tax liability from $79.7 million to $101.8 million offset by a corresponding adjustment to U.S. deferred tax assets.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at different income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily a decrease in U.S. tax losses subject to a full valuation allowance, a decrease of the valuation allowance for foreign earnings, which includes the discrete impact of a $20.1 million valuation allowance release related to our UK operations, the impact of tax law changes in the United States and the Netherlands, and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first nine months of fiscal 2019 compared to the corresponding period of fiscal 2018 was primarily driven by a decrease of the valuation allowance required for foreign earnings, which includes the discrete impact of a $20.1 million valuation allowance release related to our UK operations, a decrease in the amount of U.S. tax losses subject to a full valuation allowance, the impact of tax law changes in the United States and the Netherlands, and an increase in the amount of foreign earnings subject to foreign tax at a lower foreign tax rate.

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

Non-GAAP Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
GAAP revenues	$789.8	$776.5	1.7%	3.9%	$2,371.9	$2,311.6	2.6%	3.7%
Non-GAAP revenue adjustments – purchase accounting impact:
SaaS subscriptions	0.5	0.7			0.9	3.3
Software license fees	—	0.9			0.2	3.7
Product updates and support fees	—	0.3			—	1.2
Consulting services and other fees	—	0.5			—	1.1

Total non-GAAP revenue adjustments	0.5	2.4			1.1	9.3

Non-GAAP revenues	$790.3	$778.9	1.5%	3.7%	$2,373.0	$2,320.9	2.2%	3.3%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2019 vs. 2018		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2019 vs. 2018
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$(22.6)	$(166.8)	(86.5)%	(87.6)%	$133.6	$(317.9)	NM	%	NM	%
Interest expense, net (1)	82.4	78.7			244.4	239.7
Income tax provision (2)	29.3	(17.1)			43.3	16.7
Amortization of intangible assets and depreciation	54.1	95.8			158.6	206.8
Purchase accounting impact revenues/costs, net	0.5	2.4			1.1	9.3
Share-based compensation – non-cash	3.2	5.9			9.2	41.7
Acquisition-related and other costs	4.2	5.4			13.2	18.2
Restructuring costs	6.0	1.7			16.8	11.9
Foreign currency (gain) loss	17.7	126.7			(86.8)	262.1
Cost savings and expense reduction initiatives (3)	16.1	3.5			31.3	14.9
Other (4)	12.3	54.5			42.4	71.0

Adjusted EBITDA (5)	$203.2	$190.7	6.6%	8.7%	$607.1	$574.4	5.7%		6.2%

Adjusted EBITDA margin (6)	25.7%	24.5%			25.6%	24.7%

*	NM – Percentage not meaningful
(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes anticipated pro forma cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
(4)

Includes pre-acquisition Adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.

(5)

We no longer have any “Unrestricted Subsidiaries” as defined in Infor’s debt agreements. Pursuant to the provisions of our debt agreements, we have excluded adjustments for the Adjusted EBITDA of previously designated “Unrestricted Subsidiaries” retrospectively. We have excluded $1.0 million from the nine months ended January 31, 2018, for “Unrestricted Subsidiaries” as previously reported.

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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended January 31,
Cash Flows	2019	2018	Change
Cash provided by (used in):
Operating activities	$146.2	$182.1	(19.7)%
Investing activities	(91.1)	(140.9)	(35.3)
Financing activities	(121.4)	(8.8)	NM
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.3)	17.7	NM

Net increase (decrease) in cash, cash equivalents and restricted cash	$(75.6)	$50.1	NM %

*	NM – Percentage not meaningful

(in millions, except percentages) Capital Resources	January 31, 2019	April 30, 2018	Change
Working capital deficit	$(666.6)	$(659.6)	1.1%
Cash and cash equivalents	$339.7	$417.6	(18.7)%

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

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In the first nine months of fiscal 2019, we paid a net total of approximately $35.4 million in cash for acquisitions, primarily related to the Vivonet Acquisition and the Alfa-Beta Acquisition. In fiscal 2018 we paid a total of approximately $90.2 million in cash for acquisitions, primarily related to the Birst Acquisition and the acquisition of Arvato’s order management system. In addition, we paid $25.0 million in deferred consideration related to our acquisition of Starmount in fiscal 2018.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2019, was $146.2 million. Our net income adjusted for non-cash items provided $265.3 million in cash and changes in operating assets and liabilities used cash of $119.1 million. The uses of cash were primarily an increase in prepaid expenses and other assets of $51.2 million, a $36.8 million decrease in accounts payable, accrued expenses and other liabilities, and a $35.7 million increase in accounts receivable.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $91.1 million in the nine-month period ended January 31, 2019. The uses of cash were $55.7 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $35.4 million net cash used for acquisitions, primarily related to the Vivonet Acquisition and the Alfa-Beta Acquisition.

Net cash used in investing activities was $140.9 million in the nine-month period ended January 31, 2018. The primary uses of cash were $73.8 million used to purchase property, equipment and software, including capitalization of internal and external software development costs and $66.8 million net cash used for acquisitions, primarily related to the Birst Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $121.4 million in the nine-month period ended January 31, 2019. The primary uses of cash were $76.8 million in dividend payments to certain of our affiliate companies and $38.4 million in debt payments.

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

Effect of Exchange Rate Changes

For the nine months ended January 31, 2019, changes in foreign currency exchange rates resulted in a $9.3 million decrease in our cash, cash equivalents and restricted cash. Exchange rate changes increased our cash, cash equivalents and restricted cash by $17.7 million during the nine months ended January 31, 2018.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $666.6 million at January 31, 2019, compared to $659.6 million at April 30, 2018. At January 31, 2019, our cash decreased by $77.9 million compared to the balance at April 30, 2018. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of our fiscal 2019, the most significant change in our current assets aside from cash was a $31.5 million increase in prepaids. During this period, the most significant changes in our current liabilities were a $85.4 million decrease in accrued expenses and a $45.1 million increase in accounts payable.

Cash and Cash Equivalents

As of January 31, 2019, we had $339.7 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2019, $50.3 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $289.4 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. The 2017 Tax Act eliminated certain material tax effects on the repatriation of cash to the U.S.

As of January 31, 2019, we continue to consider the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested with certain exceptions. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the 2017 Tax Act’s one-time Transition Tax discussed below, which could be material.

In transitioning to the new reformed tax system, the 2017 Tax Act imposes a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings were subjected to a one-time tax at 15.5% which reflected the amount held in cash or cash equivalents. During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 Transition Tax provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during the third quarter of fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.1 million increase of the estimated Transition Tax liability from $79.7 million to $101.8 million offset by a corresponding adjustment to U.S. deferred tax assets. Specifically, the Company elected to use existing net operating losses to offset the estimated tax liability.

As a result of the Transition Tax, future repatriation of the applicable undistributed earnings of our foreign subsidiaries for use in the U.S. would not be subject to further U.S. federal tax. Depending on the country in which the subsidiaries and affiliates reside, the repatriation of these earnings may be subject to foreign withholding and other taxes. See Note 12, Income Taxes.

Restricted Cash

We had approximately $14.4 million of restricted cash as of January 31, 2019, of which approximately $0.5 million and $13.9 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $12.1 million of restricted cash as of April 30, 2018, of which approximately $1.1 million and $11.0 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2019			April 30, 2018
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,060.4	5.25%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,130.5	1,126.0	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	500.0	492.6	5.75%	500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,623.8	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	400.6	397.6	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(61.3)	—		(77.0)	—

Total long-term debt	5,700.4	5,700.4		5,808.3	5,808.3
Less: current portion	(19.4)	(19.4)		(42.5)	(42.5)

Total long-term debt – non-current	$5,681.0	$5,681.0		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of January 31, 2019, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of January 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,231.1 million as of January 31, 2019, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,130.5 million).

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

On January 16, 2019, we provided a notice of conditional full redemption to the holders of the Senior Secured Notes at a redemption price of 101.438% of the Senior Secured Notes’ principal plus accrued and unpaid interest. The redemption was conditioned upon the receipt of the proceeds from the additional investments from our sponsors that we announced on January 16, 2019. See Note 16, Related Party Transactions.

Subsequent to quarter end, on February 15, 2019, we received a portion of the additional investments from our sponsors. Proceeds from this investment, together with cash on hand, were used to redeem the Senior Secured Notes for approximately $521.6 million, including the redemption premium and accrued and unpaid interest, in accordance with the terms of the indenture governing the Senior Secured Notes, and applicable fees.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2018 were $7,612.3 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended January 31, 2019, other than the redemption of our Senior Secured Notes and the Transition Tax from the 2017 Tax Act, discussed below. As of January 31, 2019, we had recorded a liability for uncertain tax positions of $98.3 million. Over the next 12 months, we expect a net reduction of approximately $8.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 12, Income Taxes.

Subsequent to quarter end, on February 15, 2019, we redeemed our Senior Secured Notes. See Note 11, Debt. This resulted in a reduction of our future contractual obligations of approximately $557.5 million for related interest and principal.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 45.6% and 46.4% of our total revenues for the third quarter of fiscal 2019 and 2018, respectively. International cost of revenues and operating expenses accounted for 41.4% and 41.8% of our total cost of revenues and operating expenses for the third quarter of fiscal 2019 and 2018, respectively. For the first nine months of fiscal 2019 and 2018, international revenues represented 45.0% and 44.8% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 40.1% and 39.6% of our total cost of revenues and operating expenses for the first nine months of fiscal 2019 and 2018, respectively.

As of January 31, 2019 and April 30, 2018, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 7.5% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 3.1% and 2.4% as of January 31, 2019 and April 30, 2018, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.7% and 0.9% as of January 31, 2019 and April 30, 2018, respectively.

We also recognize transaction gains and losses from revaluing our debt that is denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of January 31, 2019, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $153.1 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of January 31, 2019 and April 30, 2018, we had $5.7 billion and $5.8 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at January 31, 2019, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On January 31, 2019, the three-month LIBOR and EURIBOR rates were 2.74% and -0.31%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the January 31, 2019 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2019.

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

During the first nine months of fiscal 2019, we began the implementation of our CloudSuite Financials & Supply Management integrated ERP and SCM solution suite, which will serve as our new financial management accounting system. The system is being implemented in phases continuing throughout fiscal 2019. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the changes discussed above related to the adoption of the new revenue recognition guidance and implementation of a new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1	Third Amended and Restated Employment Agreement, dated January 16, 2019, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Charles E. Phillips, Jr.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2019

INFOR, INC.

By:	/s/ KEVIN SAMUELSON
Kevin Samuelson Chief Financial Officer (principal financial officer)