Form 10-K
period 2019-04-30
Infor, Inc.
filed 2019-06-25
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2019

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

(646) 336-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was zero as of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately held corporation.

The number of shares of the registrant’s common stock outstanding on June 6, 2019, was 1,000, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The information required by Items 10 through 14 of Part III of Form 10-K has been omitted from this filing. This information will be included by amendment to this Annual Report in Amendment No. 1 on Form 10-K/A to be filed by Infor, Inc. with the U.S. Securities and Exchange Commission (the SEC) prior to July 29, 2019.

INFOR, INC.

FORM 10-K

FISCAL YEAR ENDED APRIL 30, 2019

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (the Annual Report), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, statements about our future acquisitions and product development plans, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, those that are discussed under Item 1A, Risk Factors, in this Annual Report.

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

INDUSTRY AND MARKET DATA

This Annual Report includes industry data that we obtained from periodic industry publications. As noted in this Annual Report, Gartner, Inc. (Gartner) and International Data Corporation (IDC) were the primary sources for third-party industry data and forecasts, including the Gartner reports “Forecast: Enterprise Application Software, Worldwide, 2017-2023, 1Q19 Update; Published: 25 March 2019; ID: G00383355” (the March 2019 Gartner Report) and “Forecast: Public Cloud Services, Worldwide, 2016-2022, 4Q18 Update; Published: 16 January 2019; ID: G00377251” (the January 2019 Gartner Report). The Gartner Reports described herein, (the Gartner Reports) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the Gartner Reports are subject to change without notice.

The IDC report “Worldwide Software as a Service and Cloud Software Forecast, 2018-2022; published July 2018; IDC #US43821318” (the July 2018 IDC Report) and the represented data, research, opinion or viewpoints published, as part of syndicated service, by IDC, are not representations of fact. The IDC Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the IDC Report are subject to change without notice.

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

General

Infor is a global leader in business cloud software specialized by industry. We build complete industry suites in the cloud for large enterprises and small-to-midsize companies (SMB) in many industries, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. Our software products are often “mission critical” for many of our customers as they automate and integrate essential business processes to better manage suppliers, partners, customers, employees, and general business operations. Our industry-specific approach differentiates us from our large enterprise software competitors, whose primary focus is on business applications that are less specialized, require costly customization, and impede companies’ ability to maximize the value of their business data. We believe our products better prepare companies to compete in the digital age by modernizing their operations and enabling business insights and analytics derived from “mission critical” data in the enterprise and across the supply chain, as well as providing a lower relative total cost of ownership.

We specialize in and target specific industries, or verticals, with integrated cloud software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are built around one of our industry-specific enterprise resource planning (ERP) applications. In addition to ERP, our software enables digital transformation of general business processes, including customer relationship management (CRM), enterprise asset management (EAM), financial management, human capital management (HCM), and supply chain management (SCM). Underlying our software suites is Infor OS, our foundational operating service that streamlines and personalizes the user experience, integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our CloudSuites are also integrated with our Infor Nexus commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain between trading partners. Our CloudSuites are also integrated with our Infor Nexus (formerly GT Nexus) commerce digital supply chain network, which helps manage flow of inventory, transactions, and information across a global supply chain between trading partners. Infor Birst is a cloud-based networked business intelligence (BI) and analytics software platform that helps organizations understand and optimize complex processes and delivers insights across the enterprise. Coleman is Infor’s enterprise-grade, industry-specific artificial intelligence (AI) platform for our CloudSuite applications, which mines data and uses powerful machine learning to improve processes such as inventory management, transportation routing, and predictive maintenance. Coleman provides AI-driven recommendations and advice to enable users to make smarter business decisions more quickly.

In addition to providing software products, we provide on-going support and operational services for our customers through our subscription-based annual license, maintenance and support programs. We also help our customers implement and use our applications more effectively through Infor Services, which consists of consulting and implementation services.

We serve a large, diverse and sophisticated global customer base. Our customers range from Fortune 500 enterprises to SMBs. Our market leadership in key verticals, including manufacturing, distribution, healthcare, public sector, retail, and hospitality software, results from the fact that we serve many of the largest and most well-known customers in those verticals. For example, the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 14 of the top 25 U.S. healthcare delivery networks, 18 of the top 20 automotive suppliers, 14 of the top 20 industrial distributors, 16 of the 20 largest U.S. states, 19 of the 20 largest U.S. cities, 13 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

We serve customers across three major geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). We have approximately 17,380 employees worldwide and have offices in 44 countries. Across our applications, we offer our solutions in over 40 languages, and we intend to continue to translate our systems into new languages as we enter into new geographical markets. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. We generated revenues of approximately 60.3% from the Americas, 30.5% from EMEA and 9.2% from APAC in fiscal 2019. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, particularly in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

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

Corporate Ownership

Infor, Inc. is a privately held corporation. Our largest investors are our sponsors, Koch Equity Development (KED), the investment and acquisition subsidiary of Koch Industries, Inc. (Koch Industries), Golden Gate Capital, and until December 2018, Summit Partners, L.P. (Summit Partners). We have entered into advisory agreements with our sponsors pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting and certain other services.

In January 2019, we announced that KED and Golden Gate Capital had agreed to make additional investments of $1.5 billion in Infor and our affiliate companies. A portion of the proceeds related to these investments was used to acquire Summit Partners’ interest in Infor and the affiliates of Infor’s parent company in December 2018, and approximately $500.0 million was received to repay our Senior Secured Notes in February 2019. In addition, subsequent to fiscal year end, in May 2019, $742.5 million was received in conjunction with the redemption of certain of our affiliate companies’ debt. See Note 12, Debt, and Note 21, Related Party Transactions, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

Koch Industries

Koch Industries, one of the largest private companies in America, is based in Wichita, Kansas. Koch Industries has a presence in about 60 countries and employs more than 130,000 people worldwide, with about 67,000 of those in the U.S. Koch Industries has been estimated by Forbes to have revenues as high as $110 billion. From January 2009 to present, Koch companies have earned more than 1,300 awards for safety, environmental excellence, community stewardship, innovation, and customer service.

In fiscal 2017, an affiliate of KED invested more than $2 billion in Infor. KED focuses its efforts on strategic acquisitions for Koch Industries’ operating companies and industry agnostic principal investments for the group’s own portfolio. As noted above, KED made additional investments in Infor during fiscal 2019 and 2020.

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

Golden Gate Capital is one of the most active software investors in the world, having invested in or acquired more than 75 software companies. Notable software investments sponsored by Golden Gate Capital have included Vector Solutions, 20-20 Technologies, Neustar, LiveVox, BMC Software, Ex Libris, and Micro Focus.

Our Strategy

The foundation of Infor’s strategy is our deep commitment to industry specialization. Powered by the cloud, Infor’s complete industry suites incorporate network, analytics, and AI capabilities to make connections across the enterprise and beyond, providing the visibility, insights, and information companies need to perform and serve customers better in dynamic, highly competitive markets. The principal features of our strategy include:

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

•

Cloud. Infor CloudSuites offer highly secure, redundant availability zones via Amazon Web Services, a global cloud leader. Practices for provisioning, self-service, monitoring, scalability, and business continuity are built in, while elastic computing power, hyper-scale, and an unlimited data lake provide the flexibility to manage change and pursue new opportunities. With automatic upgrades that ensure applications are always up to date, these solutions provide a long-term platform for growth and provide what we believe to be a lower total cost of ownership than those of our largest competitors.

•

Network. Businesses today compete on the strength of their business networks. With so much relevant data now residing outside the typical company’s four walls, visibility is both a challenge and an imperative. Infor runs a cloud commerce platform, connecting over 70,000 trading partners and supporting approximately $2 trillion in annual trade. Providing real-time visibility of orders and inventory in transit or at rest for global omni-channel fulfillment, the Infor Nexus commerce network gives customers the ability to effectively and consistently meet demanding customers’ expectations.

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

•

Artificial Intelligence. Infor is using the power of AI to re-imagine what the experience of using business software can be. Beyond simply augmenting or automating day-to-day work, Infor’s AI, known as Coleman, serves as a science-driven, industry-aware, intelligent assistant that anticipates, advises, and derives insights from business data. By providing user assistance, deep insights and contextual recommendations across application and data silos, Coleman acts as a true business advisor and helps stakeholders make the most informed decisions every time.

Our Competitive Strengths

We believe we have the following competitive strengths:

•

Deep Expertise and Strong Market Position in Targeted Verticals. Our CloudSuites and software products have scale, specialization, depth and a strong market position in a number of our targeted verticals, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. For example, the top 20 aerospace companies, 9 of the top 10 high tech companies, the top 10 pharmaceutical companies, 14 of the top 25 U.S. healthcare delivery networks, 18 of the top 20 automotive suppliers, 14 of the top 20 industrial distributors, 16 of the 20 largest U.S. states, 19 of the 20 largest U.S. cities, 13 of the top 20 global retailers, and 4 of the top 5 brewers use our software products.

•

Product Portfolio with Vertical Focus that Creates Attractive Total Cost of Ownership for Customers and Accelerates Time to Value. We believe that our vertically-specialized products generally have a lower total cost of ownership than those of our largest competitors. Industry-specific product functionality drives less required customization, which is costly and impedes companies’ ability to maximize the value of their business data.

•

Business Insights and Analytics. Infor can deliver high business intelligence and analytics drawing data from the depth of our “last mile” features in addition to horizontal applications. Further, our Infor Nexus commerce network enables insights to be derived from the significant data that lies outside an enterprise in the trading partners of its supply chain. By harmonizing and analyzing the rich data contained in Infor’s Networked CloudSuites, we are able to not only provide insights but use data science to predict outcomes.

•

Upgrade Programs that Helps Customers Move to the Cloud. The Infor upgrade programs offer clear, appealing, and predictable paths forward for modernizing customers’ on-premises installations of Infor legacy applications to Infor CloudSuites. Through these upgrade programs, Infor will execute all the services required for the initial migration or upgrade to the cloud, where Infor will manage maintenance, support and upgrades as part of the customer’s subscription.

•

Large Scale with a Diversified Base of Customers, Geographies and Industries. We are one of the largest enterprise software companies in the world. We serve a large, diverse and sophisticated global customer base, ranging from Fortune 500 enterprises to SMBs. Our revenue base is geographically diverse. Of our fiscal 2019 revenues, approximately 60.3% was from the Americas, 30.5% was from EMEA and 9.2% was from APAC. Our strong presence in numerous industry verticals and the mission-critical nature of our products helps to diversify and mitigate the risk of industry-specific and cyclical downturns.

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

•

Experienced Management Team and Strong Sponsorship. Our management team is comprised of industry executives with extensive operational, strategic, financial and legal experience. We are led by our CEO Charles Phillips, a seasoned executive who was formerly President of Oracle, where he led Oracle’s field organization and oversaw revenue growth of more than 180% during his seven-year tenure. Mr. Phillips played a key role in the success of many of Oracle’s acquisitions, including, among others, BEA Systems, Hyperion Solutions and Siebel Systems. Since joining Infor in December 2010, Mr. Phillips and his team have transformed Infor into a product-led organization, increasing investment in research and development while maintaining strong margins. Mr. Phillips manages a deep team of senior executive talent, including: COO Pam Murphy, with over 15 years of experience from Oracle and Andersen Consulting; CFO Kevin Samuelson, over 20 years of extensive finance, accounting, investment and operational experience from his various roles covering the technology industry, and CTO Soma Somasundaram, one of the company’s earliest employees with more than 30 years of experience in technology and product development. Additionally, our principal stockholders, our sponsors, investment funds or entities affiliated with Golden Gate Capital, and Koch Industries, provide ongoing support and advice to our management team. We believe we can draw on our sponsors experience and expertise; Golden Gate Capital is one of the most active investors in the technology industry, having invested in or acquired more than 75 software companies since its inceptions in 2000, and an affiliate of Koch Equity Development, the investment and acquisition subsidiary of Koch Industries, Inc., one of the largest private companies in the United States with 130,000 employees worldwide.

Our Products and Services

To drive human potential in the enterprise, Infor business software is specialized by industry and built for the cloud to enable networked analytics, an artificial intelligence-led user experience and a global supply chain. We believe we offer a compelling choice to enterprise software customers because of the depth of functionality and insights, from mission-critical ERP, horizontal applications across an enterprise, and throughout the supply chain in our Infor Nexus commerce network. Our investments in data science, artificial intelligence, and user experience design help companies put their data to work with predictive insights and business analytics.

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

Infor offers 23 CloudSuites for industries including Aerospace & Defense, Automotive, Chemicals, Distribution, Equipment, Fashion, Federal, Food & Beverage, Healthcare, High Tech, Hospitality, Industrial Manufacturing, Industrial Machinery, Public Sector, and Retail.

A brief overview of our industry-specific software products is provided below:

Manufacturing. Our manufacturing products help our customers manage fluctuating demand and costs. Our software covers many of the core and supporting areas that a manufacturing company needs, from initial forecasting, material and capacity planning through to product lifecycle management, production planning and warehouse management. Our easy-to-use tools and web-enabled technologies help our customers collaborate more effectively across their organizations and supply chain partners and better serve their customers. Features include, among others, powerful planning tools, support for lean manufacturing such as orderless production, advanced warehouse and logistics software products and integrated mobile solutions.

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

Healthcare. We offer innovative, industry-leading healthcare solutions used by organizations globally that substantially reduce operating costs by improving the integration, planning, tracking, and management of a healthcare organization’s most vital resources: people, information, supplies, and financial assets. Infor Healthcare solutions help healthcare organizations respond immediately to emerging healthcare needs, improving both the quality of clinical care and the viability of business operations to transform for the future.

Public Sector. Our public sector products are designed for organizations that serve the public. We invest in industry expertise and consult best practices in the government, education, public authorities and utilities industries. Our focus on the public sector allows us to enable our customers to serve their constituents in a personal, responsive and cost-effective fashion. Our public sector focused products are designed to fit most needs without expensive customizations.

Retail. We offer a comprehensive suite of enterprise software products for retail companies. These products offer our retail customers tools to help them deliver seamless omni-channel customer experiences and improve profits. It also helps them gain greater control over their margins, products and relationships throughout the supply chain and networked order management and fulfillment. Additionally, these products help companies to identify and quantify, in advance, potential business process improvements and helps prioritize improvement opportunities within their business.

Hospitality. Our hospitality products are used by hospitality properties worldwide, including some of the world’s most recognizable hotels, resorts, gaming facilities and restaurants. These products are suitable for a hospitality property of any type and size, including global chains, smaller chains, independent hotels or motels and government lodging. Our products help our customers manage their front-office tasks, reservations, housekeeping, sales and marketing, accounting, engineering, banquets and catering, and point of sale transaction management.

Enterprise Resource Planning

Our ERP products help customers in targeted industries cut costs, improve operational efficiency, and make smarter decisions faster. Our offerings are specifically designed to meet the needs of customers in the manufacturing, distribution, healthcare, public sector, and other services and/or trade-oriented businesses and include the following:

Infor LN. Software designed to manage the demands of larger, multi-site businesses with complex manufacturing and distribution environments. Key capabilities include Financial Management, CRM, Order Management, SCM, Manufacturing Control, Sourcing & Procurement, Project Management, Quality Management and Service Management.

CloudSuite Financials Software designed for customers in service industries such as healthcare and public sector, and includes Financial Management, Supply Management, and Services Management.

Infor M3. Software designed to help customers in process manufacturing, agriculture, and distribution industries. Key products include Financial Management, Manufacturing Operations, SCM, Enterprise Asset Management and Customer Sales & Service.

Enterprise Asset Management

Our EAM products help our customers keep their plant, equipment, and facilities available, reliable, and safe. They are designed to help customers monitor and manage the deployment, performance, and maintenance of company assets to eliminate operational downtimes and reduce costs, as well as provide customers with financial and physical controls required to control their energy consumption and the asset and operating infrastructure that underpins them. Key products include Infor CloudSuite EAM, Infor EAM Energy Performance Management and Infor MP2.

Financial Management

Our financial management products help customers deliver timely, actionable financial information, enforce global financial standards and controls, and improve business transparency. They are designed for budgeting, forecasting, financial reporting, expense management, and compliance. Key products include Infor CloudSuite Financials, Birst Analytics, Infor SunSystems, CloudSuite Expense Management, Infor CloudSuite HCM, CloudSuite EAM Enterprise, CloudSuite Warehouse Management, Infor Governance Risk and Compliance and Infor Dynamic Enterprise Performance Management.

Human Capital Management

CloudSuite Human Capital Management (HCM) capabilities enable our customers to manage their workforce and transform the role of the HR professional from an administrative and policy enforcing role to that of a strategic business partner. Offerings include:

Infor Talent Management. Designed to manage, develop and retain employees. Key capabilities include Talent Acquisition, Goal Management, Performance Management, Compensation Management, Learning and Development, Succession Management and Transition Management.

Infor Global Human Resources. Designed to manage the HR processes related to employees. Key capabilities include Absence Management, Benefits Administration, e-Recruiting, Employee and Manager Self-Service, Human Resources, Payroll, Performance Management for Healthcare, Personnel Administration, Resource Navigator, Teacher Contract Administration and TalentView of Performance.

Infor Workforce Management. Designed to automate and optimize time-intensive staffing and scheduling tasks. Key capabilities include Workforce Planning, Workforce Time and Attendance, Workforce Scheduling, Employee and Manager Self-Service, Workforce Mobility, and Workforce Performance.

Infor Talent Science. Designed to empower HR professionals with data science and analytics, Infor Talent Science helps organizations recruit, retain, and promote top performing employees. Developed by behavioral scientists, the application analyzes individual applicants and employees to determine their “Behavioral DNA” and compares that to the profiles of top-performers in the organization leading to reduced turnover, greater job satisfaction, and increased performance.

Infor HR Service Delivery. Designed as a multi-tier HR service delivery model that empowers employees to take control of routine HR transactions. It includes a personalized, searchable knowledge base and case management tool, to streamline new hire onboarding, voluntary and involuntary offboarding, and total rewards communications.

Infor Learning Management. Designed as a fully-integrated learning management system (LMS) that incorporates a learning content management system, authoring tool, comprehensive learning management reports, and services for e-learning adoption and implementation.

Customer Experience Management

Our CX products help users build deep relationships with their customers and improve service. This software is designed to help users react quickly, intelligently, and personally to customer interactions; plan, execute, and monitor outbound marketing campaigns; and convert customer leads into sales. Key products include CloudSuite CRM, CloudSuite CPQ, Infor Contract Lifecycle Management, Infor Omni Channel Campaign Management, Infor Interaction Advisor, Infor Rhythm.

Supply Chain Management

Our SCM products are designed to help customers manage their entire supply chain including designing, forecasting, planning and execution. Key products include Infor Nexus, Infor Sales & Operations Planning, Infor Demand Planning, Infor Advanced Planning, Infor Advanced Scheduling, Infor Network Design, Infor Transportation Planning, Infor Warehouse Management and Infor Scheduling.

Infor Nexus Commerce Network

Companies have vast supplier networks that help manufacture, design, distribute, ship, and sell their products. Traditional enterprise software has been limited to data and information contained within a single enterprise, which does not provide companies with visibility across their growing supply chains. In a complex, high velocity supply chain, all partners need to know what was ordered, when it was built, where it is in transit, if the order has changed, and if it has cleared customs. Specialization and speed are moving the future of manufacturing into the commerce cloud. Through our Infor Nexus platform, data from ERP and other systems flows across the supply chain to help companies manage production and monitor goods in transit and at rest.

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

Our Industry

The enterprise application software industry is competitive, rapidly changing, and significantly affected by new product offerings, evolving technologies such as AI and analytics, and other market activities. While traditional ERP products focused on “back-office” transactional activities, such as accounting, order management and inventory control, enterprise applications have expanded their focus to include managing customer interactions, managing supply chain and automation of and support for a range of administrative and operational business processes across multiple industries without the need for extensive customization. According to the March 2019 Gartner Report, the worldwide enterprise application software market in 2018 was approximately $211.9 billion (constant U.S. dollars), a 10.7% increase from approximately $191.3 billion (constant U.S. dollars) in 2017. This market is forecasted to be approximately $233.8 billion in revenue for 2019 (constant U.S. dollars), a 10.3% increase over 2018. The enterprise application software market is forecasted to grow at a compounded annual growth rate of 9.4% per annum from 2018 to 2023. In addition, how enterprise software applications are deployed is evolving and becoming more flexible, transitioning from on-site to in the cloud, or a hybrid combination of both. According to the January 2019 Gartner Report, in 2018 the worldwide market for cloud application services, which reflects SaaS revenues, was approximately $87.2 billion (constant U.S. dollars), a 21.2% increase from approximately $71.9 billion (constant US. dollars) in 2017. This market is forecasted to be approximately $103.5 billion in revenue for 2019 (constant U.S. dollars), an 18.7% increase over 2018. The market for cloud application services, or SaaS revenues, is forecasted to grow at a compound annual growth rate of approximately 17.0% per annum from 2017 to 2022. Within this forecast, the SaaS applications with some of the highest growth rates in end-user spending include those related to BI, SCM, ERP, and CRM with forecasted compound annual growth rates from 2017 to 2022 of 23.7%, 21.1%, 19.3%, and 17.7%, respectively.

The enterprise software industry’s pivot to the cloud continues at a rapid pace. Companies have been using edge software applications like CRM and HCM in the cloud for years. With the cloud transformation of software applications, we believe there is strong appetite for companies to expand their cloud ecosystem to include mission critical applications like ERP and Financial Management. The cloud offers increased flexibility, on-demand scalability, faster deployment and upgrades, and enhanced security measures to protect against increasing cyber threats and attacks. It also provides a platform to aggregate enterprise data across applications that were previously siloed enabling deep analytics, machine learning and AI assisted business insights. According to the July 2018 IDC Report, the percent of worldwide application software revenue provided in the public cloud (revenue related to SaaS applications) in 2017 was 31.3%, as compared to 68.7% provided on-

premise or through other delivery and is anticipated to increase to 44.9% of worldwide application software revenue by 2022. This represents a compound annual growth rate of approximately 7.5% per annum in the penetration of SaaS applications to the total worldwide application software market from 2017 to 2022. Per IDC, the worldwide market for public cloud application revenue is forecasted to grow at a compound annual growth rate of approximately 16.8% per annum from 2017 to 2022.

We believe our target markets are experiencing favorable trends. We believe that strong economic conditions will continue to encourage companies to enhance their enterprise applications software spending as they focus on growth and productivity enhancing initiatives. With market leadership positions in multiple enterprise applications products and industry verticals, we believe that we are well positioned to take advantage of these favorable trends and further enhance our revenue, profitability and market share in the coming years. Geographically, we continue to experience strong market opportunities in the Americas region. We also believe there is significant market opportunity for cloud software products in EMEA and APAC regions as the former continues to embrace cloud application deployments and the latter develops the infrastructure to support such deployments.

A number of factors driving demand for enterprise application software products are listed below:

•

Need for Vertical-Specific Enterprise Software. We believe that software applications from vendors such as Microsoft Corporation, Oracle, Intuit Inc., The Sage Group plc and SAP, with their broad or horizontal approach, do not adequately address the needs of businesses that have specific functionality requirements. In general, customers may need to customize these horizontal software products to suit their specific needs and may need to acquire select software modules from multiple vendors to integrate into their systems in order to create one comprehensive software suite that meets their purpose. This approach can lead to a complex and time-consuming implementation and integration process and may drain customers’ human capital and financial resources and increase total cost of ownership. As a result, we believe enterprises in our target markets prefer a single vendor like us that can offer software that requires fewer customizations to adapt to their business needs, along with high-quality implementation, flexible deployment options, and maintenance support services that help optimize the benefits of our product offerings.

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

Competition

The enterprise software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition, and greater financial and marketing resources. We believe the principal competitive factors affecting our market include:

•	product features, functionality, performance and price;

•	knowledge of a customer’s industry and tailored solutions;

•	ease of integration and speed of implementation;

•	customer relationship model and level of customer service;

•	company stability, resources and reputation;

•	sales and marketing efforts; and

•	new product and technology introductions.

We believe we have competitive advantages over a number of our competitors. Some of these advantages include:

•	solutions with industry specific capabilities built natively into the application;

•	deep industry-specific experience and expertise;

•	innovative applications that provide leading edge capabilities and more meaningful user experiences;

•	low total cost of ownership;

•	ability to deploy full industry suites in a public cloud on AWS;

•	innovative technology architecture that works across cloud applications and data; and

•	openness and flexibility of our software architecture.

We frequently encounter competitors such as SAP and Oracle. Both are large, global vendors that are increasingly targeting SMBs, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like Infor that can offer scalable applications that are simpler to implement and operate more efficiently than the more complex applications of SAP and Oracle.

We also encounter functionally specific competitors like Workday, who have built native cloud HCM and Financials solutions. We believe our strategy of building core functionality by industry directly into our applications, versus relying on a network of system integrators to customize functionality or connect each installation to other mission critical software is a key differentiator. The breadth of Infor’s cloud solutions also positions us as a complete provider for a range of business functions as cloud ERP continues to grow, and more customers seek enterprise-wide analytics, agility and TCO that cloud applications enable.

Our focus is on delivering differentiated industry-specific solutions with lower total ownership costs including license fees, consulting services and ongoing customer support. By increasing our scale and the range of our products, we believe we can continue to compete and win against SAP, Oracle, Workday and other ERP vendors, globally in our targeted industries.

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

In addition to our direct sales teams, we have over 2,100 active partners in our ecosystem with 1,200 resellers supporting our SMB and Public Sector markets around the world and 300 Global and Regional Alliance Partners aligned with our enterprise sales organizations by theater, to provide system integration and consulting services. Whether working with resellers who are trained to independently market and sell our solutions or collaborating with Alliance Partners on large, global projects, these partners provide resources to enter new markets and grow our customer base. In addition to Channel and Alliance Partners we have an array of technology, education, support and service delivery partners who augment and enhance Infor’s product, cloud and vertical strategies. Collectively, our partners engage in joint marketing programs, presentations at seminars, attendance at trade shows and the hosting of conferences to expand our market presence through increased awareness of our software applications.

Marketing

We have significantly increased our global marketing efforts toward achieving greater brand awareness and visibility through national and international advertising on broadcast and cable news stations, such as MSNBC, Fox Business, CNBC, Golf Channel, and Sky; private airport marketing across North America, Europe and Asia; digital marketing; and sports sponsorships of the NBA’s Brooklyn Nets, PGA Tour professional Brooks Koepka, the Swedish Ski Team, New Zealand’s professional rugby union team the Crusaders, and German Bundesliga team Borussia Dortmund. Our CEO and other C-suite executives frequently appear on national and international news programs as guest commentators to share insight and expertise, including on CNBC, Bloomberg, and Fox Business Network.

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

Our total research and development expenses were $499.0 million for the year ended April 30, 2019, or 15.7% of revenue. As of April 30, 2019, our research and development organization consisted of approximately 5,660 employees, an increase of approximately 5.8% from the end of last year. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of research and development expenses.

Trademarks

“Infor,” “Lawson,” “Lawson Software,” “ION,” “Infor10,” “Syteline,” “Visual,” “Infor Nexus,” “Infor Birst,” and “Coleman,” as well as other Infor product and brand names appearing in this document are trademarks of the Company in the U.S. and the European Union, among other jurisdictions. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report are listed without the ®, (TM) and (SM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks and trade names appearing in this document are the property of their respective holders. We disclaim proprietary interest in such marks and names of others.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements and other contractual protections, to protect our proprietary information. We currently hold 62 U.S.-issued patents, nine pending U.S. patent applications, 11 foreign equivalent patents, and 16 foreign equivalent patent applications. While our legal and contractual mechanisms for protecting our intellectual property are helpful in protecting our market position, they may be inadequate to fully protect against individuals or companies that seek to misappropriate our proprietary technology. However, we believe that ultimately our success in the market will be more dependent on factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services.

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

Employees

As of April 30, 2019, we had approximately 17,380 employees, including approximately 2,370 in sales and marketing, 5,660 in research and development, 6,470 in services and customer support and 2,880 in administration and other. None of our employees in the U.S. are represented by a labor union. We are party to a collective labor agreement applicable to our employees in Sweden, and in certain other countries outside of the U.S. where we have operations, workers’ councils represent our employees.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 20, Segment and Geographic Information, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company, through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/about/investors), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “About-Investor Information” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Annual Report. Additionally, our electronically filed reports can be obtained on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

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

We face large, established competitors, specialized competitors and substantial price competition.

The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. In particular, we compete with Oracle, SAP and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

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

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include, without limitation:

•	the growth rates of certain market segments in which we compete;

•	shifts in our licensing activity from perpetual licenses to our subscription-based CloudSuite and other SaaS offerings;

•	changes to the financial accounting rules for revenue recognition or other accounting guidelines;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	challenges in pipeline development and realization;

•	timing issues with respect to the introduction of new products and services or product and service enhancements by us or our competitors;

•	changes in deferred revenue and unbilled deferred revenue balances, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the rate of expansion and productivity of our sales force and the impact of reorganizations of our sales force;

•	technical difficulties or interruptions in our service;

•	changes in foreign currency exchange rates;

•	conditions, particularly sudden changes, in the markets we serve;

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

We generally recognize subscription services revenues from customers ratably over the terms of the applicable subscription agreements, which are typically one to five years. SaaS subscription services are a single performance obligation satisfied over time, and associated revenue is generally recognized ratably over the contract term once the software is made available to the customer. As a result, the majority of our reported quarterly subscriptions revenues are attributable to the recognition of unearned revenue relating to subscription agreements entered into during previous quarters. A decrease in new or renewed subscription agreements in any one quarter will not be fully reflected in our revenue in that quarter but such a decrease will negatively affect our subscriptions revenues in future quarters. As a result, the effect of significant downturns in sales and market acceptance of our CloudSuite and other SaaS subscription offerings, and potential changes in our pricing policies or rate of renewals in a particular quarter, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure to reflect the changes in our subscriptions revenues as a significant majority of our related costs are expensed as incurred, while revenues are recognized over the term of the subscription agreements. As a result, increased growth in the number of our subscription customers could result in our recognition of more costs than revenues in the earlier periods of the terms of the subscription agreements. Our SaaS model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new subscription customers are generally recognized over the applicable subscription term.

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	financial market volatility episodes, global economic crises and chronic fiscal imbalances, slowing economic conditions, or disruptions in emerging markets;

•	the overall demand for enterprise software, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general legal, regulatory and political developments; and

•	currency exchange rate fluctuations.

Macroeconomic developments could negatively affect our business, operating results or financial condition. For example, the United Kingdom’s vote to exit the EU and past recessions in the U.S. and Europe, including the debt crisis in certain countries in the European Union. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology budgets or be unable to fund software and services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

The U.K. continues to negotiate the terms of its exit from the E.U. At this time the U.K. is expected to depart the E.U. on or before October 31, 2019. However, both the date and the terms of the U.K.’s withdrawal remain highly uncertain. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications.

The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the U.K. and the E.U. There can be no assurance regarding the duration of such negotiations or the terms of withdrawal. A withdrawal could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations, as well as our operations in these locations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

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

We derive revenues from contracts with the U.S. and foreign governments, state and local governments and their respective agencies, which in many cases permit the customer to terminate their contracts at any time, without cause. Governmental entities are variously pursuing policies that affect our ability to sell our products and services. Changes in government procurement policy, priorities, technology initiatives, and/or contract award criteria may negatively impact our potential for growth in the government sector. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. In many cases, our government contracts are subject to the approval of appropriations being made by legislators and other government funding authorizations to fund the expenditures under these contracts. Contracts may be terminated based upon a lack of appropriated funds. Additionally, government contracts are generally subject to audits and investigations, as well as more stringent regulatory requirements and contract terms than would be applicable to contracts with private-sector clients, which could result in greater exposure to increased compliance costs, liability and restrictions that could adversely impact our financial condition or our ability to compete in these markets, including various civil and criminal penalties and administrative sanctions, termination of contracts, refund of all or a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our services. Building new products and service offerings requires significant time and investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold 62 U.S.-issued patents, nine pending U.S. patent applications, 11 foreign equivalent patents and 16 foreign equivalent patent applications. Generally, copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we may provide source code for some of our products. Some customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers, or infringe our intellectual property. Defending our intellectual property rights is time-consuming and costly.

Changes in intellectual property laws may disrupt or eliminate certain of our anticipated revenue stream.

Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Any changes to foreign intellectual property legislation which would restrict our ability to enforce certain intellectual property rights, including with respect to customer non-compliance and anti-assignment and other software license terms, may disrupt or eliminate our anticipated revenue streams from those affected areas.

Others may claim that we infringe their intellectual property rights.

Many participants in the technology industry, and patent holding companies who have no independent product revenue, have an increasing number of patents and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. These types of claims are time-consuming and costly to defend and may divert management’s attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

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

In addition, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which is to take effect in January 2020. The CCPA will, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for financial penalties in the event of non-compliance and statutory damages in the event of a data security breach. In September 2018, the CCPA was amended, and there is continued uncertainty as to whether further modifications will be made or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Moreover, certain of our customers operate in highly regulated industries and our ability to acquire and maintain their business requires us to meet the standards of such regulated industries. In particular, the evolving security and privacy requirements of our banking customers, as a response to governmental regulation, and in particular the particular commitments of each of our customers in response to these regulatory agencies, can cause such customers not to select us if we don’t implement their requirements, or cause material expenses if they require us to implement these requirements as a condition to continuing as customers. Failure to properly address the requirements of our regulated customers could cause us to lose such customers’ business and could adversely impact our financial condition or results of operations.

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

We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or suppliers’ data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to be not secure. This could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to loss or destruction of information, inappropriate use of proprietary and sensitive data, lawsuits, indemnity obligations, regulatory investigations and financial penalties, and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

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

We have a significant amount of indebtedness. As of April 30, 2019, our total debt outstanding (net of deferred financing fees, discounts and premiums) was $5,181.7 million, and we had unused commitments of $120.0 million under our revolving credit facility (without giving effect to approximately $8.8 million of outstanding letters of credit). Subject to the limits contained in our credit facilities and the indentures governing our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of our debt, including:

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

In addition, the annual interest rates applicable to certain of our credit facility agreements are based on a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (LIBOR). Any increase in interest rates applicable to our credit agreement borrowings would increase our cost of borrowing and could adversely affect our financial position, results of operations or cash flows. Further, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (SOFR). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. If LIBOR ceases to exist, we may need to renegotiate certain of our credit facility agreements which could increase our interest rate risk related to debt obligations. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

We are subject to legal and regulatory requirements applicable to our business and industry throughout the world. We are subject to various legal proceedings, including intellectual property infringement claims and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 14, Commitments and Contingencies – Litigation, of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Our insurance coverage might not be sufficient and uninsured losses may occur.

We maintain insurance coverage to protect us against a broad range of risks, at levels we believe are appropriate and consistent with current industry practice. Our objective is to exclude or minimize risk of financial loss at reasonable cost.

Nevertheless, we could still be subject to risks in the following areas, among others:

•	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies;

•	inability to maintain adequate insurance coverage on commercially reasonable terms in the future;

•	certain categories of risks are currently not insurable at reasonable cost;

•	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

Any one or more of these events could have an adverse effect on our business, financial position, profit, and cash flows.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Under those rules, we are required to defer revenue recognition for software subscriptions and license fees and product updates and support fees in situations that include the following:

•	the customer agreement includes significant modifications, customization or complex interfaces that are not distinct from the software license;

•	the customer agreement includes unique acceptance or termination criteria;

•	the customer agreement includes variable consideration or payment structures that are considered variable.

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

In addition, our tax provision could be negatively impacted by changes in the tax laws or other tax reforms in foreign jurisdictions. Faced with continuing global fiscal challenges, many countries, various levels of government, and international organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue and to ensure that corporations are taxed on a larger percentage of their earnings. For example, the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, has recently issued recommendations that would make substantial changes to numerous long-standing tax positions and principles. Under its base erosion and profit shifting (BEPS) project, the OECD provided changes to guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment. Many of these changes, if implemented, could increase uncertainty in our tax positions and may adversely affect our provision for income taxes, increase our effective tax rate and have a material adverse impact on our operating results, cash flows, and financial condition.

The final impacts of the recently enacted U.S. federal tax reform could materially impact our results of operations.

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

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. Other significant provisions were effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions. The final impacts of the 2017 Tax Act may materially impact our financial statements due to among other things; changes in interpretations of the 2017 Tax Act by the Internal Revenue Service, the passage of final proposed regulations defining the application of the 2017 Tax Act, other legislative actions taken to address questions that arise because of the 2017 Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act. As a result, our financial position, results of operations and cash flows could be adversely affected.

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

We are currently a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, we have filed annual, quarterly and current reports with respect to our business and financial condition. In addition, we have developed and maintained what we believe are proper and effective internal controls over financial reporting. The need to maintain the corporate infrastructure demanded of a registrant may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.

Our Management’s Report on Internal Control over Financial Reporting required pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404) was not subject to attestation by our independent registered public accounting firm. If our independent registered public accounting firm were to perform the requisite work related to attestation, they may find unidentified control issues that could adversely affect investor confidence in our company and, as a result, the value of our company.

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

Our properties consist primarily of leased office facilities which we use for our sales, marketing, consulting, customer support, product development, executive and administrative functions. Our corporate headquarters and executive offices are located in New York, New York where we currently lease approximately 149,100 square feet of space. The leases on these facilities expire on February 28, 2025 and December 31, 2027. Our main operations center is in Alpharetta, Georgia where we lease approximately 113,800 square feet of space. The lease on this facility expires October 31, 2024. We also lease approximately 623,200 square feet of space in 34 other locations in the U.S., primarily for regional sales and support offices. In addition, internationally we lease or own approximately 2,453,000 square feet of space in 120 locations in 43 countries. Expiration dates of leases on all of our facilities range from 2019 to 2030. We believe that our existing domestic and international facilities are sufficient to meet our current needs. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 11, Restructuring Charges, in Notes to Consolidated Financial Statements of this Annual Report for additional information. As of April 30, 2019, we have sublet approximately 37,600 square feet of the above space and have identified an additional 34,900 square feet that is being actively marketed for sublease or disposition.

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

Market Information

There is no established public trading market for our common stock. As of April 30, 2019, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. All the outstanding shares of our common stock are held by Infor Software Parent, LLC.

Dividends

We may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. In addition, we may from time-to-time fund equity distributions by our affiliate companies to members of our executive management team under certain of their equity awards through dividend distributions to such affiliates. See Note 17, Dividends, and Note 21, Related Party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report for additional information.

Purchases of Equity Securities

There were no purchases of our equity securities during fiscal 2019 or 2018.

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

(in millions)	Year Ended April 30,				11 Months Ended
Consolidated Statements of Operations Data:	2019	2018	2017	2016 (1)	April 30, 2015 (2)
Revenues:
SaaS subscriptions	$645.6	$532.3	$393.3	$242.6	$107.1
Software license fees	291.3	332.6	337.8	373.1	372.1

Software subscriptions and license fees	936.9	864.9	731.1	615.7	479.2
Product updates and support fees	1,378.6	1,408.4	1,389.0	1,405.8	1,330.3

Software revenues	2,315.5	2,273.3	2,120.1	2,021.5	1,809.5
Consulting services and other fees	855.7	844.4	735.7	670.1	629.4

Total revenues	3,171.2	3,117.7	2,855.8	2,691.6	2,438.9

Operating expenses:
Cost of SaaS subscriptions (3)	280.0	229.5	174.5	100.0	47.1
Cost of software license fees (3)	46.0	49.1	63.1	70.3	62.6
Cost of product updates and support fees (3)	232.1	238.6	242.0	248.9	238.2
Cost of consulting services and other fees (3)	700.2	686.2	590.5	563.2	507.2
Sales and marketing	497.4	524.9	499.1	433.5	412.9
Research and development	499.0	489.2	455.8	421.6	369.8
General and administrative	235.8	287.3	237.0	193.3	177.9
Amortization of intangible assets and depreciation	216.2	261.8	232.7	243.9	222.9
Restructuring	32.5	18.6	39.5	28.0	5.7
Acquisition-related and other costs	16.2	22.9	215.2	17.1	1.4

Total operating expenses	2,755.4	2,808.1	2,749.4	2,319.8	2,045.7

Income from operations	415.8	309.6	106.4	371.8	393.2
Total other expense, net	196.3	499.1	326.4	387.4	425.7

Income (loss) before income tax	219.5	(189.5)	(220.0)	(15.6)	(32.5)
Income tax provision (benefit)	76.1	1.5	(33.8)	(48.8)	(52.2)

Net income (loss)	143.4	(191.0)	(186.2)	33.2	19.7
Net income (loss) attributable to noncontrolling interests	1.4	1.1	0.6	(2.0)	—

Net income (loss) attributable to Infor, Inc.	$142.0	$(192.1)	$(186.8)	$35.2	$19.7

(1)	On September 18, 2015, we completed our acquisition of GT Nexus. Fiscal 2016 includes GT Nexus results for the period from September 18, 2015 through April 30, 2016.
(2)	Reflects the 11-month period of June 1, 2014 through April 30, 2015, as a result of the change in our fiscal year end. All other periods presented include twelve months.

(3)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

	April 30,
(in millions)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$356.4	$417.6	$305.8	$705.7	$526.7
Working capital deficit	(714.4)	(659.6)	(665.8)	(248.3)	(249.0)
Total assets	6,752.7	6,816.5	6,592.5	6,966.2	6,025.9
Total debt, including current maturities (1)	5,181.7	5,808.3	5,650.9	5,710.0	5,226.8
Total stockholders’ deficit	(558.1)	(1,009.8)	(994.3)	(778.7)	(819.4)
Other Financial Information:
Capital expenditures	$(83.9)	$(97.5)	$(81.2)	$(65.5)	$(35.7)
Dividends paid (2)	(76.8)	(23.7)	(171.9)	(35.0)	(65.7)

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

We specialize in and target specific industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are built around one of our industry-specific ERP applications. Our horizontal applications augment the ERP to manage industry-nonspecific processes, including CRM, EAM, financial management, HCM, and SCM. Underlying our software suites is Infor OS, our foundational operating system that integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our suites are also integrated with our Infor Nexus commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain.

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

We serve a large, diverse and sophisticated global customer base across three geographic regions—the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 17,380 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In fiscal 2019, our Americas, EMEA and APAC regions generated approximately 60.3%, 30.5% and 9.2% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

Fiscal 2019 Overview

Fiscal 2019 realized the completed alignment of Infor’s go-to-market behind our pivot to multi-tenant cloud software, with sales, services, and support business units configured to focus on continuous SaaS customer lifecycle and driving their cloud adoption strategy. We continued to invest in industry specific capabilities within our CloudSuites to minimize the need for customizations while still enabling critical business processes required by customers from core applications. From a competitive perspective, we believe that we have strengthened our position as the provider of the broadest set of enterprise cloud software with deep industry capabilities natively built in the application.

Our cloud revenues have grown to account for approximately 69% of our total software subscriptions and license fees revenues in fiscal 2019. Our cloud customers access our cloud products from 120 countries. The largest global enterprises are embracing the cloud for mission-critical systems such as ours, and we expect this demand to lead to accelerated growth.

We continue to advance technologies that help customers maximize the value of their full range of enterprise technologies by connecting workflows and data across cloud and legacy environments. Our technology solutions such as Infor Operating Service, Coleman Artificial Intelligence, Birst Enterprise Analytics, and Infor Data Lake introduced key capabilities in Fiscal 2019 that streamline user experience across cloud applications, bring together enterprise data from both cloud and legacy software for holistic insights and power recommendations based on machine learning to aid business decisions.

In fiscal 2019, our total revenues were approximately $3.2 billion and were up 3.3%, excluding the unfavorable foreign currency impact of 1.6%, compared to fiscal 2018. We realized growth across all our geographic regions driven by demand for our expanding CloudSuite offerings. Our SaaS subscription revenues were up 22.3%, excluding the unfavorable foreign currency impact of 1.0%, in fiscal 2019 compared to fiscal 2018. The total number of SaaS transactions we entered into in fiscal 2019 increased 33.7% compared to fiscal 2018, including an over 77.0% increase in transactions valued at greater than $1.0 million. With our shift to SaaS subscriptions, our fiscal 2019 perpetual software license fees revenues decreased 10.5%, excluding the unfavorable foreign currency impact of 1.9%, compared to fiscal 2018. Consulting services revenues were also up across all regions more than offsetting a slight decline in our product updates and support fees. Our customer retention rate continues to exceed 93%.

Adoption of New Accounting Standards

Effective May 1, 2018, we adopted the FASB guidance related to revenue recognition included in ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements, in Notes to Consolidated Financial Statements of this Annual Report for additional information. As a result, we have changed our accounting policy for revenue recognition. Our results of operations for the year ended April 30, 2019, are presented under ASC 606, while amounts for the years ended April 30, 2018 and 2017 have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting under ASC 985-605, Software—Revenue Recognition (ASC 985-605), for revenues related to software license, product updates and support, and related service revenues, and ASC 605, Revenue Recognition (ASC 605), for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue.

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

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates. Other significant provisions were effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

In transitioning to the new reformed tax system, the 2017 Tax Act imposed a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.5 million increase of the estimated Transition Tax liability from $79.7 million to $102.2 million offset by a corresponding adjustment to U.S. deferred tax assets.

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

Fiscal 2019 Acquisitions

ReServe Interactive

On April 4, 2019, we acquired Efficient Frontiers, Inc. dba ReServe Interactive (the ReServe Interactive Acquisition). Based in Livermore, California, ReServe Interactive is a provider of cloud-based sales and catering, restaurant reservations, and floor management software that serves the restaurant, sports and entertainment, event center, golf and country club, and hotel markets in the U.S. and Canada. The ReServe Interactive Acquisition will enable Infor to offer more functionality through Infor CloudSuite Hospitality, and increase Infor’s presence in non-hotel hospitality venues such as entertainment centers, stadiums, wineries and conference and convention centers.

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

Fiscal 2018 Acquisitions

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma, for $27.9 million, including contingent consideration of $8.1 million. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which will be marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complements and further expands Infor CloudSuite Retail and our supply chain management offerings.

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

Fiscal 2017 Acquisitions

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

In fiscal 2019, our sponsors made new capital contributions to IGS Holding LP (IGS Holdings, an affiliate of the parent company of Infor) of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. This $500.0 million represents a portion of the additional investments that we announced on January 16, 2019. Infor’s proceeds from the new equity contribution were used to redeem our Senior Secured Notes. See Note 21, Related Party Transactions and Note 12, Debt, in Notes to Consolidated Financial Statements of this Annual Report.

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

In addition, in the first quarter of fiscal 2017, we paid dividends to Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, of $111.5 million and HoldCo made an equity contribution to Infor, Inc. of $67.0 million. See Note 21, Related party Transactions – Dividends Paid to Affiliates, in Notes to Consolidated Financial Statements of this Annual Report.

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

Our results for fiscal 2019, 2018 and 2017 include restructuring charges of $32.5 million, $18.6 million and $39.5 million, respectively, relating to these actions. We continue to closely monitor our discretionary spending while preserving targeted investments that we believe will facilitate our long-term growth and increase our operational efficiencies. We may consider possible future actions to reduce our operating costs if circumstances warrant.

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

For fiscal 2019, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 2.9% and 2.6%, respectively, as compared to the average exchange rates for fiscal 2018. For fiscal 2018, the average exchange rates for the U.S. Dollar against the Euro and British Pound weakened by approximately 8.4% and 3.5%, respectively, as compared to the average exchange rates for fiscal 2017.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

	Change Due	Change in		Change Due	Change in
(in millions, except percentages)	to Currency	Constant	Total Change	to Currency	Constant	Total Change
Year Ended April 31, 2019 vs. 2018	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
SaaS subscriptions	$(5.2)	$118.5	$113.3	(1.0)%	22.3%	21.3%
Software license fees	(6.4)	(34.9)	(41.3)	(1.9)	(10.5)	(12.4)

Software subscriptions and license fees	(11.6)	83.6	72.0	(1.4)	9.7	8.3
Product updates and support fees	(19.7)	(10.1)	(29.8)	(1.4)	(0.7)	(2.1)

Software revenues	(31.3)	73.5	42.2	(1.3)	3.2	1.9
Consulting services and other fees	(18.9)	30.2	11.3	(2.3)	3.6	1.3

Total revenues	$(50.2)	$103.7	$53.5	(1.6)%	3.3%	1.7%

Total operating expenses	$(46.7)	$(6.0)	$(52.7)	(1.7)%	(0.2)%	(1.9)%

	Change Due	Change in		Change Due	Change in
(in millions, except percentages)	to Currency	Constant	Total Change	to Currency	Constant	Total Change
Year Ended April 31, 2018 vs. 2017	Fluctuations	Currency	as Reported	Fluctuations	Currency	as Reported
Revenues:
SaaS subscriptions	$4.6	$134.4	$139.0	1.1%	34.2%	35.3%
Software license fees	10.0	(15.2)	(5.2)	3.0	(4.5)	(1.5)

Software subscriptions and license fees	14.6	119.2	133.8	2.0	16.3	18.3
Product updates and support fees	27.5	(8.1)	19.4	2.0	(0.6)	1.4

Software revenues	42.1	111.1	153.2	2.0	5.2	7.2
Consulting services and other fees	22.9	85.8	108.7	3.1	11.7	14.8

Total revenues	$65.0	$196.9	$261.9	2.3%	6.9%	9.2%

Total operating expenses	$53.2	$5.5	$58.7	1.9%	0.2%	2.1%

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

Performance obligations are promises in a contract to transfer distinct products or services to our customers and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. A product or service is a distinct performance obligation if our customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to our customers. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

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

Product Updates and Support Fees

Our product updates and support services entitle our customers to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. These post contract support (PCS) services are stand-ready performance obligations that are satisfied over time, and considered a series of distinct services that are substantially the same with the same duration and measure of progress. Revenues for PCS services are recognized on a straight-line basis over the term of the service period. The term of our product updates and support services agreements is typically 12 months. Agreements are typically invoiced annually in advance of the service period.

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

Contract Balances

The timing of our revenue recognition may differ from the timing of invoicing to our customers, and these timing differences result in receivables, contract assets, or contract liabilities which are reflected on our Consolidated Balance Sheets. We record contract assets when we have transferred software products or provided services but do not yet have the right to related consideration, or contract liabilities when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

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

Receivables are comprised of gross amounts due from customers for which we have an unconditional right to collect. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset amounts billed and deferred revenue for invoices not billed under a committed contract for which the subscription period has not started as of the balance sheet date. We record receivables within accounts receivable, net, on our Consolidated Balance Sheets.

Contract assets relate to unbilled accounts receivable, which represent revenue recognized on arrangements for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date, and the right to consideration is generally subject to milestone completion, client acceptance or factors other than the passage of time. We record contract assets within other current assets on our Consolidated Balance Sheets.

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

Contract Liabilities – Deferred Revenues – We record contract liabilities as deferred revenues when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Deferred revenues represent amounts billed or payments received from customers for SaaS subscriptions, software licenses, product updates and support and/or consulting services in advance of recognizing revenue or performing services. We defer revenue for these undelivered performance obligations and recognize revenues when the applicable software products are delivered or over the periods in which the services are performed, in accordance with our revenue recognition policy for such performance obligations. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities on our Consolidated Balance Sheets.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The current and noncurrent balances of these deferred costs are included in prepaid expenses and other assets, respectively, on our Consolidated Balance Sheets. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions is included in cost of SaaS subscriptions, cost of product updates and support fees, and sales and marketing expenses in our Consolidated Statements of Operations. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

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

The purchase agreements related to certain of our business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. The estimated fair value of these contingent consideration arrangements are classified as accrued liabilities or other long-term liabilities on our Consolidated Balance Sheets. As such, their fair value is remeasured each reporting period with any change in fair value being recognized in the applicable period’s results of operations and included in acquisition-related and other costs in our Consolidated Statements of Operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). The estimated fair value of the contingent consideration is based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance and other measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value.

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

We estimate the amounts of these costs based on our expectations at the time the charges are taken, and we reevaluate the remaining accruals at each reporting date based on current facts and circumstances. If our estimates or expectations change because we are subjected to contractual obligations or negotiations we did not anticipate, we choose to further restructure our operations, or there are other costs or changes we did not foresee, we adjust the restructuring accruals in the period that our estimates change. Such changes are recorded as increases or decreases to the restructuring related charges in our results of operations.

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

Valuation and Assessment of Impairment of Goodwill and Long-Lived Assets

Goodwill

Our goodwill and intangible assets resulted primarily from our acquisitions. We account for intangible assets and goodwill pursuant to ASC 350, Intangibles—Goodwill and Other. Whenever events or changes in circumstances indicate the carrying amount may not be recoverable we review these assets for impairment or disposal. Events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate in which we operate. In order to perform these reviews, we must first determine our reporting units in accordance with ASC 280, Segment Reporting. ASC 280 requires a public enterprise to report financial and descriptive information about its reportable operating segments. Once operating segments are determined, reporting units are identified as an operating segment or one level below an operating segment, if applicable. We believe that our reportable segments are also representative of our reporting units for purposes of our goodwill impairment testing. We have determined that we operate as three reporting units: License, Maintenance and Consulting.

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

The estimate of the total fair value of our reporting units requires the use of significant estimates and assumptions including projections of future cash flows and discount rates. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. We perform our annual goodwill impairment test as of September 30. The results of our most recent annual tests performed in fiscal 2019, 2018 and 2017 did not indicate any potential impairment of our goodwill and we have no accumulated impairment charges related to our goodwill.

Long-Lived Assets

The carrying amount of our long-lived intangible assets, other than acquired technology, and our long-lived tangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of our long-lived assets is compared to the undiscounted future cash flows the assets are expected to generate. An asset is considered to be impaired if the carrying value of that asset exceeds the sum of the projected undiscounted future cash flows. In this case the difference between the carrying value and the estimated fair value, based on the discounted future cash flows the asset is expected to generate, is recognized as an impairment loss. The estimated fair value of these long-lived assets requires the use of significant estimates and assumptions including projections of future cash flows and remaining useful lives of the applicable assets. We did not recognize any losses from impairment of our long-lived assets during fiscal 2019 and 2017. In fiscal 2018, we recorded an impairment charge of $45.9 million related to specific long-lived assets. See Note 8, Property and Equipment – Impairment of Capitalized Software, in Notes to Consolidated Financial Statements of this Annual Report.

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

Our worldwide net deferred tax assets consist primarily of disallowed interest expense carryforwards, net operating loss carryforwards, tax credit carryforwards, and temporary differences between taxable income (loss) on our tax returns and income (loss) before income taxes under GAAP, primarily related to goodwill and compensation. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are similar to the U.S.

On December 22, 2017, the U.S. government enacted the 2017 Tax Act which includes numerous changes to the U.S. tax code that affected our business including the one-time Transition Tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. As a result, as of April 30, 2018, we provided a $79.7 million provisional estimate of the Transition Tax pursuant to the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) for U.S. federal and state income taxes on the majority of our undistributed earnings of our foreign subsidiaries. Due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during the third quarter of fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.5 million increase of the estimated Transition Tax liability from $79.7 million to $102.2 million offset by a corresponding adjustment to U.S. deferred tax assets.

We have not provided foreign withholding taxes on certain undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. In the future, if we should decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

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

Results of Operations

The following tables set forth certain line items in our Consolidated Statements of Operations as reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency) for the periods indicated:

				Fiscal 2019 vs. 2018		Fiscal 2018 vs. 2017
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2019	2018	2017	Actual	Currency	Actual	Currency
Revenues:
SaaS subscriptions	$645.6	$532.3	$393.3	21.3%	22.3%	35.3%	34.2%
Software license fees	291.3	332.6	337.8	(12.4)	(10.5)	(1.5)	(4.5)

Software subscriptions and license fees	936.9	864.9	731.1	8.3	9.7	18.3	16.3
Product updates and support fees	1,378.6	1,408.4	1,389.0	(2.1)	(0.7)	1.4	(0.6)

Software revenues	2,315.5	2,273.3	2,120.1	1.9	3.2	7.2	5.2
Consulting services and other fees	855.7	844.4	735.7	1.3	3.6	14.8	11.7

Total revenues	3,171.2	3,117.7	2,855.8	1.7	3.3	9.2	6.9

Operating expenses:
Cost of SaaS subscriptions	280.0	229.5	174.5	22.0	22.7	31.5	30.9
Cost of software license fees	46.0	49.1	63.1	(6.3)	(4.7)	(22.2)	(24.1)
Cost of product updates and support fees	232.1	238.6	242.0	(2.7)	(1.1)	(1.4)	(3.3)
Cost of consulting services and other fees	700.2	686.2	590.5	2.0	4.1	16.2	13.1
Sales and marketing	497.4	524.9	499.1	(5.2)	(4.0)	5.2	3.4
Research and development	499.0	489.2	455.8	2.0	3.9	7.3	5.7
General and administrative	235.8	287.3	237.0	(17.9)	(15.4)	21.2	17.3
Amortization of intangible assets and depreciation	216.2	261.8	232.7	(17.4)	(16.7)	12.5	11.8
Restructuring costs	32.5	18.6	39.5	74.7	78.5	(52.9)	(54.2)
Acquisition-related and other costs	16.2	22.9	215.2	(29.3)	(28.4)	(89.4)	(89.5)

Total operating expenses	2,755.4	2,808.1	2,749.4	(1.9)	(0.2)	2.1	0.2

Income from operations	415.8	309.6	106.4	34.3	35.4	191.0	179.9

Interest expense, net	320.3	317.9	317.7	0.8	0.7	0.1	0.1
Loss on extinguishment of debt	15.2	—	4.6	NM	NM	NM	NM
Other (income) expense, net	(139.2)	181.2	4.1	NM	NM	NM	NM

Income (loss) before income tax	219.5	(189.5)	(220.0)	NM	NM	(13.9)	(7.2)
Income tax provision (benefit)	76.1	1.5	(33.8)	NM	NM	NM	NM

Net income (loss)	143.4	(191.0)	(186.2)	NM	NM	2.6	9.1
Net income (loss) attributable to noncontrolling interests	1.4	1.1	0.6	27.3	36.4	83.3	100.0

Net income (loss) attributable to Infor, Inc.	$142.0	$(192.1)	$(186.8)	NM %	NM %	2.8%	9.4%

*	NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable fiscal years ended April 30, 2019, 2018 and 2017. This discussion should be read in conjunction with the accompanying audited Consolidated Financial Statements and related Notes of this Annual Report and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See the Foreign Currency discussion, above, for further explanation of the impact on our results of operations. The period-over-period comparison of our results of operations is not necessarily indicative of financial results to be achieved in future periods.

Revenues

				Fiscal 2019 vs. 2018		Fiscal 2018 vs. 2017
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2019	2018	2017	Actual	Currency	Actual	Currency
Revenues:
SaaS subscriptions	$645.6	$532.3	$393.3	21.3%	22.3%	35.3%	34.2%
Software license fees	291.3	332.6	337.8	(12.4)	(10.5)	(1.5)	(4.5)

Software subscriptions and license fees	936.9	864.9	731.1	8.3	9.7	18.3	16.3
Product updates and support fees	1,378.6	1,408.4	1,389.0	(2.1)	(0.7)	1.4	(0.6)

Software revenues	2,315.5	2,273.3	2,120.1	1.9	3.2	7.2	5.2
Consulting services and other fees	855.7	844.4	735.7	1.3	3.6	14.8	11.7

Total revenues	$3,171.2	$3,117.7	$2,855.8	1.7%	3.3%	9.2%	6.9%

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

Total revenues increased 3.3% in fiscal 2019 compared to fiscal 2018, excluding the unfavorable foreign currency impact of 1.6%. On a constant currency basis, the fiscal 2019 increase was experienced across all geographies; Americas up 1.4%, EMEA up 4.6% and APAC up 12.0%, and was primarily due to the shift in our license mix to SaaS subscriptions revenues which increased 22.3% offsetting a 10.5% decrease in our perpetual software license fees revenues. With our expanding CloudSuite offerings, the shift in our license mix to SaaS subscriptions continues and SaaS subscriptions now account for approximately 69.0% of our total software license fees revenues. Our product updates and support fees decreased slightly, down 0.7%, while our consulting services and other fees revenues were up 3.6%. The increase in total revenues reflects the inclusion of the results of operations of our recent acquisitions. The adoption of ASC 606 had a minimal favorable impact on our total revenues of $16.6 million, or less than 1.0%, compared to fiscal 2018.

Total revenues increased 6.9% in fiscal 2018 compared to fiscal 2017, excluding the favorable foreign currency impact of 2.3%. On a constant currency basis, we realized growth across all our geographic regions with the Americas up 5.4%, EMEA up 8.5% and APAC up 12.5%. We experienced significant growth in our SaaS subscriptions revenues, which increased 34.2%, as we expanded our CloudSuite offerings and continued to shift our license mix to SaaS subscriptions. As a result of this shift, our perpetual software license fees revenues decreased 4.5%. Our product updates and support fees were down slightly, while our consulting services and other fees revenues were up 11.7%.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In fiscal 2019, SaaS subscriptions revenues increased by 22.3%, compared to fiscal 2018, excluding the unfavorable foreign currency impact of 1.0%. At constant currency, we reported higher year-to-date SaaS revenues across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 13.7 points, 5.7 points and 2.9 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for 1.1 points of the increase.

In fiscal 2018, SaaS subscriptions revenues increased by 34.2% compared to fiscal 2017, excluding the favorable foreign currency impact of 1.1%. At constant currency, we reported higher SaaS revenues in fiscal 2018 across all geographic regions with the Americas, EMEA, and APAC regions accounting for increases of 20.5 points, 9.3 points and 4.4 points, respectively. The increase in fiscal 2018 SaaS revenues also reflected the inclusion of the results of operations of the Birst Acquisition, which accounted for 6.4 points of the increase.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In fiscal 2019, software license fees decreased by 10.5% compared to fiscal 2018, excluding the unfavorable foreign currency impact of 1.9%. At constant currency, the decrease in perpetual license fees revenues was primarily due to decreases in our Americas and EMEA regions, which accounted for decreases of 9.9 points and 1.8 points, respectively. These decreases were somewhat offset by an increase of 1.2 points related to our APAC region. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In fiscal 2018, software license fees decreased by 4.5% compared to fiscal 2017, excluding the favorable foreign currency impact of 3.0%. At constant currency, the decrease in perpetual license fees revenues was primarily due to decreases in our Americas and EMEA regions, which accounted for decreases of 4.0 points and 1.2 points, respectively. These decreases were somewhat offset by an increase of 0.7 points related to our APAC region. The decrease in fiscal 2018 software license fees was the result of the shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions.

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

In fiscal 2019, product updates and support fees decreased by 0.7%, compared to fiscal 2018, excluding the unfavorable foreign currency impact of 1.4%. At constant currency, our Americas region accounted for a decrease of 1.0 points which was somewhat offset by modest growth in our product updates and support fees in our EMEA and APAC regions.

In fiscal 2018, product updates and support fees decreased by 0.6%, compared to fiscal 2017, excluding the favorable foreign currency impact of 2.0%. At constant currency, our Americas region accounted for a decrease of 1.2 points which was somewhat offset by modest growth in our product updates and support fees in our EMEA and APAC regions.

At constant currency, the net decreases in these year-over-year product updates and support fees revenues were primarily the result of the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates and support, as well as customer attrition, offsetting revenues related to new maintenance pull-through from new license transactions and price increases. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 3.6%, excluding the unfavorable foreign currency impact of 2.3% in fiscal 2019 compared fiscal 2018. At constant currency, increases in consulting services revenues accounted for an increase of 4.2 points compared to fiscal 2018. The increase in consulting services was experienced across all geographic regions. Our EMEA, APAC, and Americas regions accounted for increases of 2.2 points, 1.6 point and 0.4 points, respectively. These increases were somewhat offset by a decrease of 0.6 points related to lower other fees revenues. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 0.9 points of the increase.

Consulting services and other fees increased by 11.7%, excluding the favorable foreign currency impact of 3.1%, in fiscal 2018 compared to fiscal 2017. At constant currency, we experienced an increase in consulting services revenues which accounted for an increase of 11.2 points compared to fiscal 2017. The increase in consulting services was experienced across all geographic regions with Americas contributing an increase of 6.4 points, EMEA 4.2 points, and APAC 0.6 points. In addition, higher other fees revenues accounted for a 0.5 point increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,210.4 million and $1,176.5 million at April 30, 2019 and 2018, respectively.

The following table sets forth the components of deferred revenue:

	April 30,
(in millions)	2019	2018
SaaS subscriptions	$388.9	$332.0
Software license fees	12.1	8.9

Software subscriptions and license fees	401.0	340.9
Product updates and support fees	740.7	759.1
Consulting services and other fees	76.7	76.5
Contract asset offset (1)	(8.0)	—

Total deferred revenue	1,210.4	1,176.5
Less: current portion	1,188.0	1,143.8

Deferred revenue - non-current	$22.4	$32.7

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract by contract basis under ASC 606 for periods beginning after April 30, 2018.

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

Operating Expenses

				Fiscal 2019 vs. 2018		Fiscal 2018 vs. 2017
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2019	2018	2017	Actual	Currency	Actual	Currency
Operating expenses:
Cost of SaaS subscriptions	$280.0	$229.5	$174.5	22.0%	22.7%	31.5%	30.9%
Cost of software license fees	46.0	49.1	63.1	(6.3)	(4.7)	(22.2)	(24.1)
Cost of product updates and support fees	232.1	238.6	242.0	(2.7)	(1.1)	(1.4)	(3.3)
Cost of consulting services and other fees	700.2	686.2	590.5	2.0	4.1	16.2	13.1
Sales and marketing	497.4	524.9	499.1	(5.2)	(4.0)	5.2	3.4
Research and development	499.0	489.2	455.8	2.0	3.9	7.3	5.7
General and administrative	235.8	287.3	237.0	(17.9)	(15.4)	21.2	17.3
Amortization of intangible assets and depreciation	216.2	261.8	232.7	(17.4)	(16.7)	12.5	11.8
Restructuring costs	32.5	18.6	39.5	74.7	78.5	(52.9)	(54.2)
Acquisition-related and other costs	16.2	22.9	215.2	(29.3)	(28.4)	(89.4)	(89.5)

Total operating expenses	$2,755.4	$2,808.1	$2,749.4	(1.9)%	(0.2)%	2.1%	0.2%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 22.7%, excluding the favorable foreign currency impact of 0.7%, in fiscal 2019 compared to fiscal 2018, in-line with higher SaaS subscriptions revenues. At constant currency, this increase was primarily due to a 9.2 point increase related to higher hosting costs, an increase of 6.7 points due to higher employee-related and overhead costs, with our higher SaaS headcount, 5.3 points related to higher channel partner commissions and third-party royalties, and an increase of 1.5 points in higher professional fees.

Cost of SaaS subscriptions increased by 30.9%, excluding the unfavorable foreign currency impact of 0.6%, in fiscal 2018 compared to fiscal 2017. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues in fiscal 2018, including an increase of 13.7 points due to higher employee-related and overhead costs, primarily as a result of 10.4% higher SaaS headcount in fiscal 2018 compared to fiscal 2017, a 9.5 point increase related to higher hosting costs, a 4.5 point increase related to higher third-party royalties, and an increase of 3.2 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of software license fees decreased by 4.7%, excluding the favorable foreign currency impact of 1.6%, in fiscal 2019 compared to fiscal 2018. At constant currency, the decrease was primarily due to a 3.5 point decrease related to lower channel partner commissions and a 0.4 point decrease related to lower third-party royalties due to the mix of license fees, and a decrease of 0.8 points related to lower other costs.

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

Cost of product updates and support fees decreased by 1.1%, excluding the favorable foreign currency impact of 1.6%, in fiscal 2019 compared to fiscal 2018. At constant currency, the decrease was primarily due to a 0.8 point decrease in employee-related support and overhead costs, and a 0.6 point decrease related to lower share-based compensation. These decreases were somewhat offset by a net 0.3 point increase related to higher other support costs.

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

Cost of consulting services and other fees increased by 4.1%, excluding the favorable foreign currency impact of 2.1%, in fiscal 2019 compared to fiscal 2018. At constant currency, the increase was primarily due to a 3.1 point increase in employee-related and overhead costs due to higher headcount in our professional services organizations during fiscal 2019 compared to fiscal 2018, and a 1.6 point increase due to higher billable contractor costs. These increases were somewhat offset by a 0.3 point decrease related to lower share-based compensation and 0.3 points due to a decrease in other costs.

Cost of consulting services and other fees increased by 13.1%, excluding the unfavorable foreign currency impact of 3.1%, in fiscal 2018 compared to fiscal 2017. At constant currency, cost of consulting services increased 9.8 points due to higher employee-related and overhead costs due to higher headcount in our professional services organizations during fiscal 2018 compared to fiscal 2017. The increase in our professional services headcount included the employees of our recent acquisitions. Cost of consulting services also increased 2.3 points due to higher billable contractor costs, and 1.3 point due to an increase in other services costs. These increases were somewhat offset by a 0.3 point decrease related to lower share-based compensation in fiscal 2018 compared to fiscal 2017.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing functions, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses decreased by 4.0%, excluding the favorable foreign currency impact of 1.2%, in fiscal 2019, compared to fiscal 2018. On a constant currency basis, the year-to-date decrease in sales and marketing expenses was primarily due to a 4.4 point decrease related to lower commissions due to the impact of adopting of ASC 606 in fiscal 2019, which resulted in more commissions being deferred, and a 2.8 point decrease due to lower share-based compensation expense, a 1.2 point decrease due to lower marketing program costs. These decreases were somewhat offset by a 3.8 point increase in employee-related sales and overhead costs due to higher headcount in our sales organization, a 0.5 point increase due to higher professional fees, and 0.1 points related to higher other sales and marketing costs.

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

Research and development expenses increased 3.9%, excluding the favorable foreign currency impact of 1.9%, in fiscal 2019 compared to fiscal 2018. On a constant currency basis, the increase in research and development expenses was primarily due to a 2.2 point increase in employee-related and overhead costs due to 5.8% higher headcount in our development organization in fiscal 2019 compared to fiscal 2018, a 2.0 point increase related to lower capitalization of software development costs in fiscal 2019 compared to fiscal 2018, and a 0.7 point increase related to higher professional fees and other development costs. These increases were somewhat offset by a 1.0 point decrease due to lower share-based compensation.

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

General and administrative expenses decreased by 15.4%, excluding the favorable foreign currency impact of 2.5%, in fiscal 2019 compared to fiscal 2018. On a constant currency basis, year-to-date general and administrative expenses decreased primarily due to a 14.3 point decrease related to the accrual we recorded in the third quarter of fiscal 2018 related to certain litigation matters (See Note 14, Commitments and Contingencies - Litigation, in Notes to Consolidated Financial Statements of this Annual Report), a 3.7 point decrease related to lower share-based compensation, and 0.3 points related to lower consulting and professional fees incurred in fiscal 2019 compared to fiscal 2018. These decreases were somewhat offset by 2.9 points due an increase in employee-related and overhead costs.

The decreases in fiscal 2019 share-based compensation compared to fiscal 2018 in general and administrative expenses, and other applicable expense lines, were primarily due to the modification of certain of our Class C MIU’s in the second quarter of fiscal 2018 whereby repurchase features that functioned as in-substance forfeiture provisions were removed. The removal of these features made these grants probable of vesting, resulting in the recognition of incremental share-based compensation expense in the prior periods compared to this year. In addition, we recorded share-based compensation expense in the third quarter of fiscal 2018 related to newly issued Class D MIU’s. See Note 16, Share Purchase and Option Plans, in Notes to Consolidated Financial Statements of this Annual Report.

General and administrative expenses increased by 17.3%, excluding the unfavorable foreign currency impact of 3.9%, in fiscal 2018 compared to fiscal 2017. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 19.1 point increase related to the accruals we recorded in fiscal 2018 related to certain litigation matters discussed above, a 2.3 point increase in employee-related costs due to 8.6% higher general and administrative headcount in fiscal 2018 compared to fiscal 2017, 3.4 points related to higher consulting and professional fees, and a net increase of 1.0 points in other general and administrative expenses. These increases were somewhat offset by an 8.5 point decrease related to lower share-based compensation.

Amortization of Intangible Assets and Depreciation. Amortization of intangible assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Fiscal 2019 amortization of intangible assets and depreciation decreased by $45.6 million, or 16.7%, compared with fiscal 2018, excluding the favorable foreign currency impact of 0.7%. At constant currency, the decrease was primarily related to the $45.9 million impairment of certain of our capitalized software costs recorded in the third quarter of fiscal 2018. See Note 8, Property and Equipment—Impairment of Capitalized Software, in Notes to Consolidated Financial Statements of this Annual Report. This decrease was somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and amortization of costs capitalized for our internal use software, which more than offset lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2018 with no corresponding expense recorded in fiscal 2019.

Fiscal 2018 amortization of intangible assets and depreciation increased by 11.8%, excluding the unfavorable foreign currency impact of 0.7%. The increase resulted primarily from the $45.9 million in impairment charges recorded in the third quarter of fiscal 2018 discussed above. Excluding the fiscal 2018 impairment charges, amortization and depreciation expense was lower in fiscal 2018 compared to fiscal 2017 as certain of our assets were fully amortized or depreciated in fiscal 2017 with no corresponding expense recorded in fiscal 2018. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

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

In fiscal 2019, we incurred restructuring charges of $32.5 million compared to $18.6 million in fiscal 2018 and $39.5 million in fiscal 2017.

The restructuring charges recorded in fiscal 2019 included approximately $24.0 million related to employee severance costs and $8.5 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions. The facilities charges relate to exiting or consolidating space in facilities primarily in the Americas region.

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

In fiscal 2019, we recorded acquisition-related and other costs of $16.2 million compared to $22.9 million in fiscal 2018 and $215.2 million in fiscal 2017.

Fiscal 2019 acquisition-related and other costs included approximately $10.3 million in integration costs related to our acquisitions, primarily retention bonuses for key personnel, $4.8 million in other costs related to our recent acquisitions, and $1.1 million in adjustment to the estimated fair value of our contingent consideration liabilities. See Note 3, Acquisitions.

Fiscal 2018 acquisition-related and other costs included $24.8 million for costs related to our acquisitions, primarily the Birst Acquisition, and $1.7 million in costs related to our debt refinancing activities. These costs were somewhat offset by a net $3.6 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

Fiscal 2017 acquisition-related and other costs included $192.3 million related to the Koch Industries investment in Infor. See Note 13, Common Stock, in Notes to Consolidated Financial Statements of this Annual Report. These costs included transaction related bonuses, Sponsor transaction fees, advisory, legal, and other professional fees. Fiscal 2017 acquisition-related and other costs also included $7.9 million for costs related to acquisitions, $7.6 million in costs related to the refinancing of the outstanding balances of our first lien term loans under our Credit Agreement, $6.9 million in adjustments to the estimated fair value of our contingent consideration liabilities related to certain of our acquisitions, and $0.5 million in costs related to other debt and financing activities.

Non-Operating Income and Expenses

				Fiscal 2019 vs. 2018		Fiscal 2018 vs. 2017
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2019	2018	2017	Actual	Currency	Actual	Currency
Interest expense, net	$320.3	$317.9	$317.7	0.8%	0.7%	0.1%	0.1%
Loss on extinguishment of debt	15.2	—	4.6	NM	NM	NM	NM
Other (income) expense, net	(139.2)	181.2	4.1	NM	NM	NM	NM

Total non-operating expenses	$196.3	$499.1	$326.4	(60.7)%	(61.1)%	52.9%	53.8%

*	NM Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and cash equivalents.

Fiscal 2019 interest expense, net of $320.3 million increased by $2.4 million, or 0.8%, compared to $317.9 million in fiscal 2018. The increase was primarily due to a net $4.7 million increase in interest expense, related to higher LIBOR rates on our term loans, which more than offset lower interest expense due to the early redemption of our Senior Secured Notes in the fourth quarter of fiscal 2019. See Liquidity and Capital Resources – Long-Term Debt, below. This increase was somewhat offset by a $0.6 million decrease in interest expense related to our interest rate swaps, a $1.4 million increase in interest income, and a decrease in net amortization of deferred financing fees and debt discounts of $0.3 million.

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

In fiscal 2019, we recorded a loss on extinguishment of debt of $15.2 million related to the early redemption of our Senior Secured Notes in the fourth quarter of fiscal 2019. This amount includes $7.2 million related to the net book value of deferred financing fees and unamortized debt discounts written off, and $8.0 million in costs incurred related to the redemption.

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

Fiscal 2019 other (income) expense, net was net income of $139.2 million compared to net expense of $181.2 million in fiscal 2018 and net expense of $4.1 million in fiscal 2017. These changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our debt denominated in Euros. During fiscal 2019, the Euro weakened against the U.S. Dollar resulting in the favorable impact to our results of operations recorded in fiscal 2019. During fiscal 2018, the Euro strengthened against the U.S. Dollar resulting in the unfavorable impact to our results of operations recorded in fiscal 2018.

Income Tax Provision (Benefit)

				Fiscal 2019 vs. 2018				Fiscal 2018 vs. 2017
	Year Ended April 30,					Constant				Constant
(in millions, except percentages)	2019	2018	2017	Actual		Currency		Actual		Currency
Income tax provision (benefit)	$76.1	$1.5	$(33.8)	NM	%	NM	%	NM	%	NM	%
Effective income tax rate	34.7%	(0.8)%	15.4%

*	NM Percentage not meaningful

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

For fiscal 2019 and 2018, our effective tax rates were impacted by the 2017 Tax Act enacted in December 2017, which significantly changed existing U.S. federal and state tax law and included numerous provisions that affect our business. In addition, in conjunction with the 2017 Tax Act, the SEC staff issued SAB 118. SAB 118 which allowed for recording provisional amounts related to enactment of the 2017 Tax Act and refining provisional balances and making subsequent adjustments related to the applicable U.S. tax reform during a one-year measurement period, which ended for Infor in the third quarter of fiscal 2019.

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, states taxes, and foreign earnings taxed at lower income tax rates than in the U.S.

For Fiscal 2019, we recorded income tax expense of $76.1 million, resulting in an effective tax rate of 34.7%. The change in our effective tax rate for fiscal 2019 compared to fiscal 2018 was primarily driven by a decrease in tax related to the 2017 Tax Act Transition Tax, an increase in the amount of unrecognized tax benefits, a decrease in U.S. tax losses subject to a full valuation allowance, a reduction in the valuation allowances related to our foreign subsidiary operations, the full year reduction in the U.S. tax rate resulting in a decrease in the foreign tax rate differential, and an increase in U.S. tax as a result of the new BEAT tax created by the 2017 Tax Act.

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

Certain of the amounts we recorded for the impacts of the 2017 Tax Act in fiscal 2018 were provisional and represented our best estimates based on our interpretation of the U.S. legislation and information available to us at that time. In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $25.6 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in fiscal 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We also completed a provisional estimate of the Transition Tax, which was estimated to be $79.7 million. However, due to the Company’s full U.S. valuation allowance, this provisional estimate did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. However, the provisional estimates associated with the reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% impacted the ending deferred tax assets, deferred tax liabilities and valuation allowance associated with indefinite-lived intangible assets and liabilities as of April 30, 2018.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.5 million increase of the estimated Transition Tax liability from $79.7 million to $102.2 million offset by a corresponding adjustment to U.S. deferred tax assets. Specifically, the Company elected to use existing net operating losses to offset the estimated tax liability.

We have not provided foreign withholding taxes on certain undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018, Board Meeting, to account for the tax effects of GILTI in the periods that we are subject to such tax. Therefore, we have not and will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI inclusion. In addition, in conjunction with the end of the SAB 118 one-year measurement period ending for Infor in the third quarter of fiscal 2019, the Company further elected to apply the approach of tax law ordering for reflecting the realization of loss carryforwards expected to offset future GILTI period costs under the 2017 Tax Act.

We have also assessed whether our U.S. deferred tax asset valuation allowance was affected by various aspects of the 2017 Tax Act (e.g., deemed repatriation of deferred foreign income related to the Transition Tax, future GILTI inclusions, and limitation on interest expense). We have determined that the 2017 Tax Act did not change our current assertion that our U.S. deferred tax assets are not “more likely than not to be realized”, thus we have maintained our valuation allowance for U.S. deferred tax assets as of April 30, 2019.

During the past few years, we have executed multiple legal entity organizational restructuring actions to streamline and simplify business operations, lower backoffice costs, and provide access to various foreign deferred tax assets. As a result of such actions, various foreign valuation allowances were able to be eliminated during fiscal 2019 and 2017. In fiscal 2017, legal entity organizational restructuring actions resulted in the release of approximately $17.5 million of valuation allowance in Sweden. We continued to examine various tax structuring alternatives that may be executed in fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act.

Infor is included in the GGC Software Parent, LLC consolidated federal income tax return. The Company and its subsidiaries provide for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, LLC and Infor Software Parent, LLC have entered into a tax allocation agreement (Tax Allocation Agreement) with the Company that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of the Company and its domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In fiscal 2019, 2018 and fiscal 2017, we made cash payments of $0.0 million, $0.0 million, and $9.1 million, respectively, to GGC Software Parent, LLC under the terms of the Tax Allocation Agreement.

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

Non-GAAP Revenues

The following table presents the reconciliation of our non-GAAP revenues to our GAAP revenues as reported for the periods indicated:

				Fiscal 2019 vs. 2018		Fiscal 2018 vs. 2017
	Year Ended April 30,				Constant		Constant
(in millions, except percentages)	2019	2018	2017	Actual	Currency	Actual	Currency
GAAP revenues	$3,171.2	$3,117.7	$2,855.8	1.7%	3.3%	9.2%	6.9%
Non-GAAP revenue adjustments - purchase accounting impact:
SaaS subscriptions	1.2	3.7	2.1
Software license fees	0.2	4.2	—
Product updates and support fees	—	1.3	0.8
Consulting services and other fees	—	1.3	0.1

Total non-GAAP revenue adjustments	1.4	10.5	3.0

Non-GAAP revenues	$3,172.6	$3,128.2	$2,858.8	1.4%	3.0%	9.4%	7.1%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

				Fiscal 2019 vs. 2018				Fiscal 2018 vs. 2017
	Year Ended April 30,					Constant			Constant
(in millions, except percentages)	2019	2018	2017	Actual		Currency		Actual	Currency
GAAP net income (loss) attributable to Infor, Inc.	$142.0	$(192.1)	$(186.8)	NM	%	NM	%	2.8%	9.4%
Interest expense, net (1)	321.4	319.0	318.9
Income tax provision (benefit) (2)	80.5	6.5	(28.5)
Amortization of intangible assets and depreciation (3)	216.2	261.8	232.7
Purchase accounting impact revenues/costs, net	1.4	10.5	3.0
Share-based compensation - non-cash	10.7	44.3	86.7
Acquisition-related and other costs	16.2	22.9	215.2
Restructuring costs	32.5	18.6	39.5
Foreign currency (gain) loss	(137.3)	181.1	4.0
Loss on extinguishment of debt	15.2	—	4.6
Cumulative effect of accounting changes	19.1	—	—
Cost savings and expense reduction initiatives (4)	72.1	75.7	47.6
Other (5)	59.7	85.4	23.2

Adjusted EBITDA (6)	$849.7	$833.7	$760.1	1.9%		2.8%		9.7%	7.7%

Adjusted EBITDA margin (7)	26.8%	26.7%	26.6%

*	NM Percentage not meaningful
(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision (benefit) plus certain other taxes as defined by our debt agreements.
(3)	Fiscal 2018, includes charges for the impairment of certain capitalized software development costs. See Note 8, Property and Equipment - Impairment of Capitalized Software.
(4)	Includes anticipated pro forma cost savings for the last twelve months (LTM) related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
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

(7)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to Non-GAAP revenues.

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

While Adjusted EBITDA is a key metric that is frequently used by our lenders, analysts and others in their evaluation of our liquidity, it has limitations as an analytical tool and should not be used in isolation or as a substitute for analysis of our GAAP results as reported. For example, Adjusted EBITDA excludes a number of significant cash and non-cash recurring items including but not limited to interest paid on our debt, income tax payments, the amortization of intangible assets and depreciation of capitalized tangible assets used in generating revenues in our business, and share-based compensation expense.

Liquidity and Capital Resources

Cash Flows

	Year Ended April 30,
(in millions, except percentages)	2019	2018	2017	Fiscal 2019 vs. 2018	Fiscal 2018 vs. 2017
Cash provided by (used in):
Operating activities	$237.3	$307.1	$137.8	(22.7)%	122.9%
Investing activities	(135.5)	(186.0)	(284.0)	(27.2)	(34.5)
Financing activities	(146.4)	(19.0)	(240.3)	NM	(92.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14.2)	8.5	(10.6)	NM	NM

Net increase (decrease) in cash, cash equivalents and restricted cash	$(58.8)	$110.6	$(397.1)	NM %	NM %

*	NM Percentage not meaningful

Capital Resources

	April 30,			April 30,	April 30,
(in millions, except percentages)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Working capital deficit	$(714.4)	$(659.6)	$(665.8)	8.3%	(0.9)%
Cash and cash equivalents	$356.4	$417.6	$305.8	(14.7)%	36.6%

Our most significant source of operating cash flows is cash collections from our customers following the purchase and renewal of their subscriptions for licensed software updates (maintenance) and product support agreements. Payments from customers for these maintenance and support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from SaaS software subscriptions, new software license sales and, to a lesser extent, consulting and other services. Our primary uses of cash for operating activities are for personnel-related expenditures. We also make significant cash payments related to interest payments, taxes and leased facilities. During fiscal 2019, 2018 and 2017 we have undertaken significant investing and financing activities related to our acquisitions and the refinancing of our long-term debt. We are highly leveraged and our liquidity requirements are significant, primarily due to debt service requirements.

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In fiscal 2019, we paid a net total of approximately $51.6 million in cash for acquisitions, including the ReServe Interactive Acquisition, the Vivonet Acquisition and the Alfa-Beta Acquisition. In fiscal 2018 we paid a total of approximately $88.2 million in cash for acquisitions, primarily related to the Birst Acquisition and the acquisition of Arvato’s order management system. In addition, we paid $25.0 million in deferred consideration related to the Starmount Acquisition in fiscal 2018. In fiscal 2017 we completed five acquisitions, paying a total of approximately $202.7 million in cash. In addition, we paid $138.0 million in fiscal 2017 to exercise our call option related to the redeemable noncontrolling interest in GT Nexus which allowed us to purchase the remaining 18.52% interest in GT Nexus. See Note 3, Acquisitions, in Notes to Consolidated Financial Statements of this Annual Report.

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

We believe that cash flows from operations, together with our cash and cash equivalents and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, and investments for fiscal 2020 and for the foreseeable future. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash provided by operating activities for fiscal 2019 was $237.3 million. Our net income adjusted for non-cash items provided $333.0 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $95.7 million. The uses of cash were primarily from an increase in prepaid expenses and other assets of $79.7 million, and a $50.6 million increase in accounts receivable, net. These uses of cash were partially offset primarily by a $28.4 million increase in deferred revenue, primarily due to increased deferred SaaS revenues.

Net cash provided by operating activities for fiscal 2018 was $307.1 million. Our net income (loss) adjusted for non-cash items provided $336.3 million in cash due to strong cash flows from operations, and changes in operating assets and liabilities used cash of $29.2 million. The uses of cash were primarily from a $54.9 million increase in accounts receivable, net primarily from an increase in accounts receivable related to SaaS subscriptions, and a $48.5 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily professional fees and trade accounts payable. These uses of cash were partially offset by a $65.2 million increase in deferred revenue, primarily due to increased deferred SaaS revenues, and a $26.5 million decrease in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $135.5 million in fiscal 2019. The uses of cash were $83.9 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $51.6 million net cash used for acquisitions, primarily related to the Vivonet Acquisition, the Alfa-Beta Acquisition and the Reserve Interactive Acquisition.

Net cash used in investing activities was $186.0 million in fiscal 2018. The primary uses of cash were $97.5 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $88.2 million net cash used for acquisitions, primarily related to the Birst Acquisition and our acquisition of Arvato’s order management system.

Net cash used in investing activities was $284.0 million in fiscal 2017. The primary uses of cash were $202.7 million net cash used for our fiscal 2017 acquisitions, and $81.2 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $146.4 million in fiscal 2019. The primary uses of cash were $538.4 million in debt payments primarily related to the redemption of our Senior Secured Notes, and $76.8 million in dividend payments to certain of our affiliate companies. These uses of cash were partially offset by $485.0 million in additional cash proceeds from equity transactions from certain of our sponsors and HoldCo.

Net cash used in financing activities was $19.0 million in fiscal 2018. The primary uses of cash were $1,198.7 million in debt repayments including those related to the refinancing of our Euro Tranche B-1 Term Loans, $41.4 million in payments of deferred purchase price and contingent consideration primarily related to the Starmount Acquisition, and $23.7 million in dividend payments to certain of our affiliate companies. These uses of cash were offset by $1,176.5 million in proceeds from the issuance of debt related to our debt refinancing transactions, and by $75.0 million in additional cash proceeds from equity transactions from certain of our sponsors and HoldCo.

Net cash used in financing activities was $240.3 million in fiscal 2017. The primary uses of cash were $3,272.1 million in debt repayments including the outstanding balances of our first lien term loans, $171.9 million in dividend payments to certain of our affiliate companies and $138.0 million related to the purchase of the remaining 18.52% interest in GT Nexus. These uses of cash were offset by $3,214.6 million in proceeds from the issuance of debt related to the refinancing of our first lien term loans, and by $145.0 million in additional cash proceeds from equity transactions from certain of our sponsors and HoldCo.

Effect of Exchange Rate Changes

In fiscal 2019, changes in foreign currency exchange rates resulted in a $14.2 million decrease in our cash, cash equivalents and restricted cash. In fiscal 2018, changes in foreign currency exchange rates resulted in an $8.5 million increase in our cash, cash equivalents and restricted cash. In fiscal 2017, changes in foreign currency exchange rates resulted in a $10.6 million decrease in our cash, cash equivalents and restricted cash.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $714.4 million at April 30, 2019, compared to $659.6 million at April 30, 2018. At April 30, 2019, our cash decreased by $61.2 million compared to the balance at April 30, 2018. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During fiscal 2019, the most significant changes in our current assets, other than cash, was a $48.5 million increase in prepaids. During fiscal 2019, the most significant change in our current liabilities included a $44.2 million increase in deferred revenue, and a $40.0 million increase in accounts payable.

Cash and Cash Equivalents

As of April 30, 2019, we had $356.4 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of April 30, 2019, $104.3 million of our unrestricted cash and cash equivalents were held in the U.S. The remaining $252.1 million of our unrestricted cash and cash equivalents were held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings. The 2017 Tax Act eliminated certain material tax effects on the repatriation of cash to the U.S.

As of April 30, 2019, we continue to consider certain undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the 2017 Tax Act’s one-time Transition Tax discussed below, which could be material.

In transitioning to the new reformed tax system, the 2017 Tax Act imposed a one-time tax on the deemed repatriation of earnings of certain foreign subsidiaries that were previously tax deferred. The Transition Tax required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings were generally subject to a one-time tax at 15.5% on the amount held in cash or cash equivalents, and at 8.0% on the remaining non-cash amounts.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 Transition Tax provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during the third quarter of fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.5 million increase of the estimated Transition Tax liability from $79.7 million recorded in fiscal 2018 to $102.2 million offset by a corresponding adjustment to U.S. deferred tax assets. Specifically, the Company elected to use existing net operating losses to offset the estimated tax liability.

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

Restricted Cash

We had approximately $14.5 million of restricted cash as of April 30, 2019, of which approximately $0.9 million and $13.6 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

We had approximately $12.1 million of restricted cash as of April 30, 2018, of which approximately $1.1 million and $11.0 million have been reflected in other current assets and other assets on our Consolidated Balance Sheets, respectively. These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2019			April 30, 2018
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,063.6	5.23%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,108.2	1,104.1	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	—	—		500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,624.2	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	392.6	389.8	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(49.7)	—		(77.0)	—

Total long-term debt	5,181.7	5,181.7		5,808.3	5,808.3
Less: current portion	(27.5)	(27.5)		(42.5)	(42.5)

Total long-term debt - non-current	$5,154.2	$5,154.2		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2019, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments. The most recent amendments are described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,208.8 million as of April 30, 2019, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,108.2 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2019, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2019, $8.8 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $111.2 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2019:

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

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC (Form S-4), relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that were registered with the SEC. Under the terms of the Exchange Offer, holders of our Senior Notes could exchange their original 6.5% and 5.75% Senior Notes (the Original Notes) for a like principal amount of 6.5% and 5.75% Senior Notes (the Exchange Notes) that were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The exchange was completed, and the Exchange Offer expired on March 15, 2016. We did not receive any proceeds from the Exchange Offer.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest. The Senior Secured Notes were to mature on August 15, 2020, and bore interest at the applicable rate per annum that was payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

The Senior Secured Notes were first lien senior secured obligations of Infor (US), Inc. and were fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we were subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after fees and expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

On January 16, 2019, we provided a notice of conditional full redemption to the holders of the Senior Secured Notes at a redemption price of 101.438% of the Senior Secured Notes’ principal plus accrued and unpaid interest. The redemption was conditioned upon the receipt of the proceeds from the additional investments from our sponsors that we announced on January 16, 2019. See Note 16, Related Party Transactions, in Notes to Consolidated Financial Statements of this Annual Report. Subsequently, on February 15, 2019, we received a portion of the additional investments from our sponsors. Proceeds from this investment, together with cash on hand, were used to redeem the Senior Secured Notes for approximately $521.6 million, including the redemption premium and accrued and unpaid interest, in accordance with the terms of the indenture governing the Senior Secured Notes, and applicable fees.

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have or may have other borrowings which are not reflected in our Consolidated Financial Statements for any of the periods presented. See Note 12, Debt – Affiliate Company Borrowings, in Notes to Consolidated Financial Statements of this Annual Report.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of April 30, 2019, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods:

		1 Year	1 - 3	3 - 5	More than
(in millions)	Total	or Less	Years	Years	5 Years
Balance sheet contractual obligations:
Total outstanding debt (principal)	$5,231.4	$27.5	$3,181.4	$2,022.5	$—
Interest on long-term debt	856.4	267.6	524.5	64.3	—
Capital leases	5.6	2.7	2.6	0.3	—

Total balance sheet contractual obligations	6,093.4	297.8	3,708.5	2,087.1	—

Other contractual obligations:
Operating leases	254.3	56.9	94.7	60.8	41.9
Purchase obligations	559.6	158.6	274.7	126.3	—

Total other contractual obligations	813.9	215.5	369.4	187.1	41.9

Total contractual obligations	$6,907.3	$513.3	$4,077.9	$2,274.2	$41.9

Total contractual obligations at April 30, 2019 were $6,907.3 million. Our purchase obligations represent those commitments greater than $0.1 million annually, including commitments related to providing our CloudSuite and other SaaS subscription offerings, development of our software applications, our sponsors’ advisory services, sales and marketing programs, information technology requirements, and other commitments. Total unrecognized tax benefits of $101.7 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 18, Income Taxes, in Notes to Consolidated Financial Statements of this Annual Report for additional information. For the purposes of this disclosure, we have estimated our future interest payments based on the weighted average interest rates applicable to the components of our debt structure as of April 30, 2019, over the projection period.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 45.0%, 45.0% and 43.0% of our total revenues for fiscal 2019, 2018 and 2017, respectively. International cost of revenues and operating expenses accounted for 40.3%, 40.3% and 36.7% of our total cost of revenues and operating expenses for fiscal 2019, 2018 and 2017, respectively.

As of April 30, 2019 and 2018, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 5.9% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.7% and 2.4% as of April 30, 2019 and 2018, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.9% and 0.9% as of April 30, 2019 and 2018, respectively.

We also recognize transaction gains and losses from revaluing our debt that is denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of April 30, 2019, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $150.1 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of April 30, 2019 and 2018, we had $5.2 billion and $5.8 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at April 30, 2019, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On April 30, 2019, the three-month LIBOR and EURIBOR rates were 2.58% and -0.31%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the April 30, 2019 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into callable interest rate swap agreements with notional amounts totaling $1,500.0 million or approximately 46.7% of our variable rate debt. We entered into these interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. The callable interest rate swaps have not been designated as hedging instruments for accounting purposes. For further discussion of these derivative instruments see Note 2, Summary of Significant Accounting Policies- Derivative Financial Instruments and Comprehensive Income (Loss), Note 5, Fair Value, and Note 15, Derivative Financial Instruments, in Notes to Consolidated Financial Statements of this Annual Report.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2019.

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

We conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2019, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of April 30, 2019. During this assessment, management did not identify any material weaknesses in our internal control over financial reporting.

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

During fiscal 2019, we began the implementation of our CloudSuite Financials & Supply Management integrated ERP and SCM solution suite, which will serve as our new financial management accounting system. The system is being implemented in phases throughout fiscal 2019 and continuing into fiscal 2020. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the changes discussed above related to the adoption of the new revenue recognition guidance and implementation of a new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets;

Consolidated Statements of Operations;

Consolidated Statements of Comprehensive Income (Loss);

Consolidated Statements of Stockholders’ Deficit and Redeemable Noncontrolling Interests;

Consolidated Statements of Cash Flows; and

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules.

Required schedules are included in the notes to the financial statements.

3.	Exhibits.

See (b) below.

(b)	Exhibits:

The following exhibits are included herein or incorporated by reference as part of this Annual Report.

	Exhibit Description	Incorporated by Reference
Exhibit No.		Form	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Infor, Inc.	S-4	3.9	August 23, 2012

3.2	Amended and Restated By-Laws of Infor, Inc.	S-4	3.10	August 23, 2012

4.1	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	April 6, 2015

4.2	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).	8-K	4.1	April 6, 2015

4.3	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).	8-K	4.1	April 6, 2015

4.4	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.	8-K	4.1	August 27, 2015

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.1 above).	8-K	4.1	August 27, 2015

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	10.2	October 1, 2012

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	10.1	October 1, 2012

10.3	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	10-K	10.3	August 2, 2013

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	10-Q	10.1	January 10, 2014

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	January 6, 2014

	Exhibit Description	Incorporated by Reference
Exhibit No.		Form	Exhibit	Filing Date

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	February 4, 2014

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	April 23, 2014

10.8	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	August 16, 2016

10.9	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	February 10, 2017

10.1	Amendment No. 9, dated November 22, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	November 29, 2017

10.11	Amendment No. 10, dated February 23, 2018, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 10 Consenting Revolving Lenders party thereto, the Amendment No. 7 Required Revolving Lenders, and Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	March 1, 2018

10.12	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.	10-K/A	10.4	August 29, 2013

10.13*	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.	10-K/A	10.5	August 29, 2013

10.14*	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.	10-K/A	10.6	August 29, 2013

10.15*	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.	10-K/A	10.12	August 29, 2013

	Exhibit Description	Incorporated by Reference
Exhibit No.		Form	Exhibit	Filing Date

10.16*	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.	8-K	10.1	July 15, 2016

10.17	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.	10-Q	10.1	December 9, 2016

10.18	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.	10-Q	10.2	December 9, 2016

10.19	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.	10-Q	10.1	March 2, 2017

10.20	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.	10-Q	10.2	March 2, 2017

10.21*	Letter Agreement, dated as of September 11, 2017, between the Company and Sanjay Poonen (filed with Infor, Inc.’s Current Report on Form 8-K filed on December 20, 2017.	8-K	10.1	December 20, 2017

10.22*	Third Amended and Restated Employment Agreement, dated January 16, 2019, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.	10-Q	10.1	March 6, 2019

10.23 *†	Employment Agreement, dated as of October 21, 2010, by and between Infor (US), Inc. (formerly Infor Global Solutions (Michigan), Inc.) and Soma Somasundaram.

21.1 †	Subsidiaries of Infor, Inc.

24.1 †	Powers of Attorney (included on signature page)

31.1 †	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

31.2 †	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Kevin Samuelson

32.1 ‡	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

32.2 ‡	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Kevin Samuelson

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema.

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF †	XBRL Taxonomy Definition Linkbase.

101.LAB †	XBRL Taxonomy Extension Label Linkbase.

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase.
* Indicates a management contract or compensatory plan or arrangement.
† Filed herewith
‡ Furnished herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: June 25, 2019	By:	/s/ CHARLES E. PHILLIPS, JR.
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

Name	Title	Date

/s/ CHARLES E. PHILLIPS, JR.	Chief Executive Officer and Director	June 25, 2019
Charles E. Phillips, Jr.	(principal executive officer)

/s/ KEVIN SAMUELSON	Chief Financial Officer	June 25, 2019
Kevin Samuelson	(principal financial officer)

/s/ JAY HOPKINS	Chief Accounting Officer, Senior Vice President	June 25, 2019
Jay Hopkins	and Controller (principal accounting officer)

/s/ DOUG CETO	Director	June 25, 2019
Doug Ceto

/s/ RISHI CHANDNA	Director	June 25, 2019
Rishi Chandna

/s/ DAVID DOMINIK	Director	June 25, 2019
David Dominik

/s/ STEVEN J. FEILMEIER	Director	June 25, 2019
Steven J. Feilmeier

/s/ MATTHEW FLAMINI	Director	June 25, 2019
Matthew Flamini

/s/ JAMES B. HANNAN	Director	June 25, 2019
James B. Hannan

/s/ SANJAY POONEN	Director	June 25, 2019
Sanjay Poonen

Name	Title	Date

/s/ C. JAMES SCHAPER	Director	June 25, 2019
C. James Schaper

/s/ ANTHONY J. SEMENTELLI	Director	June 25, 2019
Anthony J. Sementelli

/s/ BRETT D. WATSON	Director	June 25, 2019
Brett D. Watson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Infor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Infor, Inc. and its subsidiaries (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ deficit and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended April 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers on May 1, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 25, 2019

We have served as the Company’s auditor or its predecessor’s auditor since at least 2003. We have not been able to determine the specific year we began serving as the auditor of the Company.

INFOR, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

	April 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$356.4	$417.6
Accounts receivable, net	516.8	505.9
Prepaid expenses	208.5	160.0
Income tax receivable	14.9	13.9
Other current assets	44.8	25.3

Total current assets	1,141.4	1,122.7
Property and equipment, net	172.1	160.9
Intangible assets, net	565.0	689.8
Goodwill	4,582.4	4,650.5
Deferred tax assets	116.4	77.4
Other assets	175.4	115.2

Total assets	$6,752.7	$6,816.5

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$122.6	$82.6
Income tax payable	51.4	60.5
Accrued expenses	466.3	452.9
Deferred revenue	1,188.0	1,143.8
Current portion of long-term obligations	27.5	42.5

Total current liabilities	1,855.8	1,782.3
Long-term debt, net	5,154.2	5,765.8
Deferred tax liabilities	53.3	41.9
Other long-term liabilities	247.5	236.3

Total liabilities	7,310.8	7,826.3

Commitments and contingencies (Note 14)
Stockholders’ deficit
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at April 30, 2019 and 2018	—	—
Additional paid-in capital	1,677.8	1,255.0
Receivable from stockholders	(58.8)	(58.5)
Accumulated other comprehensive income (loss)	(271.9)	(141.4)
Accumulated deficit	(1,912.6)	(2,073.7)

Total Infor, Inc. stockholders’ deficit	(565.5)	(1,018.6)
Noncontrolling interests	7.4	8.8

Total stockholders’ deficit	(558.1)	(1,009.8)

Total liabilities and stockholders’ deficit	$6,752.7	$6,816.5

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended April 30,
	2019	2018	2017
Revenues:
SaaS subscriptions	$645.6	$532.3	$393.3
Software license fees	291.3	332.6	337.8

Software subscriptions and license fees	936.9	864.9	731.1
Product updates and support fees	1,378.6	1,408.4	1,389.0

Software revenues	2,315.5	2,273.3	2,120.1
Consulting services and other fees	855.7	844.4	735.7

Total revenues	3,171.2	3,117.7	2,855.8

Operating expenses:
Cost of SaaS subscriptions (1)	280.0	229.5	174.5
Cost of software license fees (1)	46.0	49.1	63.1
Cost of product updates and support fees (1)	232.1	238.6	242.0
Cost of consulting services and other fees (1)	700.2	686.2	590.5
Sales and marketing	497.4	524.9	499.1
Research and development	499.0	489.2	455.8
General and administrative	235.8	287.3	237.0
Amortization of intangible assets and depreciation	216.2	261.8	232.7
Restructuring costs	32.5	18.6	39.5
Acquisition-related and other costs	16.2	22.9	215.2

Total operating expenses	2,755.4	2,808.1	2,749.4

Income from operations	415.8	309.6	106.4

Other expense, net:
Interest expense, net	320.3	317.9	317.7
Loss on extinguishment of debt	15.2	—	4.6
Other (income) expense, net	(139.2)	181.2	4.1

Total other expense, net	196.3	499.1	326.4

Income (loss) before income tax	219.5	(189.5)	(220.0)
Income tax provision (benefit)	76.1	1.5	(33.8)

Net income (loss)	143.4	(191.0)	(186.2)
Net income (loss) attributable to noncontrolling interests	1.4	1.1	0.6

Net income (loss) attributable to Infor, Inc.	$142.0	$(192.1)	$(186.8)

(1)	Excludes amortization of intangible assets and depreciation which are separately stated below

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended April 30,
	2019	2018	2017
Net income (loss)	$143.4	$(191.0)	$(186.2)

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(129.7)	136.0	(92.4)
Change in defined benefit plan funding status, net of tax	(1.8)	(2.3)	0.1
Unrealized gain (loss) on derivative instruments, net of tax	—	2.8	6.7

Total other comprehensive income (loss)	(131.5)	136.5	(85.6)

Comprehensive income (loss)	11.9	(54.5)	(271.8)

Noncontrolling interests comprehensive income (loss)	0.4	0.8	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$11.5	$(55.3)	$(272.0)

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND REDEEMABLE NONCONTROLLING INTETRESTS

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
					Accumulated		Total
	Infor, Inc.				Other		Infor, Inc.		Total	Redeemable
	Common Stock			Stockholders’	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit	Interests
Balance, April 30, 2016	1,000	$—	$1,135.9	$(36.9)	$(193.0)	$(1,694.8)	$(788.8)	$10.1	$(778.7)	$140.0
Equity-based compensation expense	—	—	77.4	—	—	—	77.4	—	77.4	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(92.0)	—	(92.0)	(0.4)	(92.4)	—
Defined benefit plan funding status, net of tax	—	—	—	—	0.1	—	0.1	—	0.1	—
Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	6.7	—	6.7	—	6.7	—
Dividend paid/accrued	—	—	(154.4)	—	—	—	(154.4)	(1.2)	(155.6)	—
Tax sharing arrangement activity, net	—	—	9.7	(22.3)	—	—	(12.6)	—	(12.6)	—
Accretion/reduction of redeemable noncontrolling interests redemption value, net	—	—	1.6	—	—	—	1.6	—	1.6	(1.6)
Equity contribution	—	—	145.0	—	—	—	145.0	—	145.0	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	—	(138.0)
Net income (loss)	—	—	—	—	—	(186.8)	(186.8)	1.0	(185.8)	(0.4)

Balance, April 30, 2017	1,000	—	1,215.2	(59.2)	(278.2)	(1,881.6)	(1,003.8)	9.5	(994.3)	—
Equity-based compensation expense	—	—	38.5	—	—	—	38.5	—	38.5	—
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	136.3	—	136.3	(0.3)	136.0	—
Defined benefit plan funding status, net of tax	—	—	—	—	(2.3)	—	(2.3)	—	(2.3)	—

Unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	2.8	—	2.8	—	2.8	—
Dividend paid/accrued	—	—	(73.7)	—	—	—	(73.7)	(1.5)	(75.2)	—
Tax sharing arrangement activity, net	—	—	—	0.7	—	—	0.7	—	0.7	—
Equity contribution	—	—	75.0	—	—	—	75.0	—	75.0	—

Net income (loss)	—	—	—	—	—	(192.1)	(192.1)	1.1	(191.0)	—

Balance, April 30, 2018	1,000	—	1,255.0	(58.5)	(141.4)	(2,073.7)	(1,018.6)	8.8	(1,009.8)	—
Equity-based compensation expense	—	—	9.0	—	—	—	9.0	—	9.0	—
Unrealized gain (loss) on foreign currency
translation, net of tax	—	—	—	—	(128.7)	—	(128.7)	(1.0)	(129.7)	—
Defined benefit plan funding status, net of tax	—	—	—	—	(1.8)	—	(1.8)	—	(1.8)	—
Dividend paid/accrued	—	—	(71.2)	—	—	—	(71.2)	(1.8)	(73.0)	—
Tax sharing arrangement activity, net	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)	—
Equity contribution	—	—	485.0	—	—	—	485.0	—	485.0	—
Cumulative effect of accounting changes (Note 2)	—	—	—	—	—	19.1	19.1	—	19.1	—
Net income (loss)	—	—	—	—	—	142.0	142.0	1.4	143.4	—

Balance, April 30, 2019	1,000	$—	$1,677.8	$(58.8)	$(271.9)	$(1,912.6)	$(565.5)	$7.4	$(558.1)	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended April 30,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$143.4	$ (191.0)	$ (186.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216.2	261.8	232.7
Provision for doubtful accounts, billing adjustments and sales allowances	46.8	38.0	25.0
Deferred income taxes	10.7	(15.0)	(40.3)
Non-cash (gain) loss on foreign currency	(137.5)	180.4	4.2
Non-cash interest	26.3	22.6	26.3
Loss on extinguishment of debt	15.2	—	4.6
Equity-based compensation expense	11.0	44.3	77.4
Other	0.9	(4.8)	8.0
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(79.7)	26.5	0.6
Accounts receivable, net	(50.6)	(54.9)	(56.6)
Income tax receivable/payable, net	(5.8)	(17.5)	(36.2)
Deferred revenue	28.4	65.2	74.2
Accounts payable, accrued expenses and other liabilities	12.0	(48.5)	4.1

Net cash provided by operating activities	237.3	307.1	137.8

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	(51.6)	(88.2)	(202.7)
Purchases of other investments	—	(0.3)	(0.1)
Purchases of property, equipment and software	(83.9)	(97.5)	(81.2)

Net cash used in investing activities	(135.5)	(186.0)	(284.0)

Cash flows from financing activities:
Equity contributions	485.0	75.0	145.0
Dividends paid	(76.8)	(23.7)	(171.9)
Distributions under tax sharing arrangement	—	—	(9.1)
Payments on capital lease obligations	(2.6)	(2.7)	(4.1)
Proceeds from issuance of debt	—	1,176.5	3,214.6
Payments on long-term debt	(538.4)	(1,198.7)	(3,272.1)
Deferred financing and early debt redemption fees paid	(7.9)	(0.7)	(1.9)
Purchase of noncontrolling interests	—	—	(138.0)
Deferred purchase price and contingent consideration	(2.0)	(41.4)	—
Other	(3.7)	(3.3)	(2.8)

Net cash used in financing activities	(146.4)	(19.0)	(240.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14.2)	8.5	(10.6)

Net increase (decrease) in cash, cash equivalents and restricted cash	(58.8)	110.6	(397.1)
Cash, cash equivalents and restricted cash at the beginning of the period	429.7	319.1	716.2

Cash, cash equivalents and restricted cash at the end of the period	$370.9	$429.7	$319.1

Supplemental disclosure of cash flow information
Cash paid for interest	$303.5	$303.4	$280.6
Cash paid for income taxes	$72.0	$32.8	$43.3
Supplemental disclosure of non-cash investing and financing activities
Capital lease obligations	$6.0	$0.9	$1.8

The accompanying Notes are an integral part of the Consolidated Financial Statements

INFOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Infor is a global leader in business cloud software specialized by industry. We build complete industry suites in the cloud for large enterprises and small-to-midsize companies (SMB) in many industries, including manufacturing, distribution, healthcare, public sector, retail, and hospitality. We serve customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC).

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

We specialize in and target specific industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are each built around one of our industry-specific enterprise resource planning (ERP) applications. Our horizontal applications augment the ERP and enable digital transformation of general business processes, including customer relationship management (CRM), enterprise asset management (EAM), financial management, human capital management (HCM), and supply chain management (SCM). Underlying our software suites is Infor OS, our foundational operating service that streamlines and personalizes the user experience, integrates applications, delivers business insights and analytics, and enables flexibility to support changing business conditions and growth. Our CloudSuites are also integrated with our Infor Nexus (formerly GT Nexus) commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain between trading partners. Infor Birst is a cloud-based networked business intelligence (BI) and analytics software platform that helps organizations understand and optimize complex processes and delivers insights across the enterprise. Coleman is Infor’s enterprise-grade, industry-specific artificial intelligence (AI) platform for our CloudSuite applications, which mines data and uses powerful machine learning to improve processes such as inventory management, transportation routing, and predictive maintenance. Coleman provides AI-driven recommendations and advice to enable users to make smarter business decisions more quickly.

In addition to providing software products, we provide on-going support and operational services for our customers through our subscription-based annual license, maintenance and support programs. We also help our customers implement and use our applications more effectively through Infor Services, which consists of consulting and implementation services.

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

Certain prior period amounts have been reclassified on our Consolidated Financial Statements to conform with current year presentation and reflect the adoption of certain accounting standard updates.

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

The noncontrolling interest that we report as equity on our Consolidated Balance Sheets relates to a minority interest held in an international subsidiary acquired in the GT Nexus Acquisition (as defined below). See Note 3, Acquisitions -Fiscal 2017.

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

Fiscal Year

Our fiscal year is from May 1 through April 30. Unless otherwise stated, references to fiscal 2019, 2018 and 2017 relate to our fiscal years ended April 30, 2019, 2018 and 2017, respectively. References to future years also relate to our fiscal years ending April 30.

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

On February 1, 2019, we early adopted the FASB guidance related to the accounting for implementation costs incurred by customers in cloud computing arrangements that are service contracts. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance was to be effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years (our fiscal 2021). Early adoption was permitted. The adoption of this guidance did not impact on our financial position, our results of operations or cash flows.

On May 1, 2018, we adopted the FASB guidance included in ASU 2016-16. This guidance amended prior GAAP which prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. We adopted guidance on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption resulting in a $16.8 million increase to accumulated deficit, a net increase of $46.1 million to deferred tax assets, and a reduction of $62.9 million of deferred charges for taxes, included in other current assets and other assets on our Consolidated Balance Sheets. As part of the net $46.1 million cumulative-effect adjustment to deferred tax assets, a gross deferred tax asset of $48.6 million was not recognized due to a corresponding full valuation allowance of $48.6 million. This gross deferred tax asset and corresponding valuation allowance relate primarily to Sweden.

On May 1, 2018, we adopted the FASB guidance related to the classifications and presentation of changes in restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows explain the change during the period in total of cash, cash equivalents and restricted cash. Accordingly, amounts generally described as restricted cash have been combined with unrestricted cash when reconciling the beginning and end of period balances on our Consolidated Statement of Cash Flows. The adoption of this guidance did not have a material impact on our financial position, our results of operations or cash flows.

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

On May 1, 2018, we adopted the FASB guidance on the principles for revenue recognition under ASC 606. This guidance is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The new rules established a core principle that requires the recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. We adopted ASC 606 using the modified retrospective transition method by recognizing the cumulative effect of initial application at the date of adoption as an adjustment to our opening equity balance. Therefore, the comparative information presented for prior periods has not been adjusted and continues to be reported under ASC 985-605 for revenues related to software license, product updates and support, and related service revenues, and ASC 605 for revenues related to non-software deliverables such as SaaS subscriptions and related service revenue. We elected to apply ASC 606 only to those contracts not completed as of May 1, 2018, as allowed under the modified retrospective transition method. For contract modifications, we did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date.

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

The following table summarizes the cumulative effects of the changes made to our opening balance sheet accounts as of May 1, 2018, for the adoption of ASC 606 and ASU 2016-16:

	April 30, 2018	Adjustments Related to
	As Originally	Adoption of	Adoption of	May 1, 2018
(in millions)	Reported	ASC 606	ASU 2016-16	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$417.6	$—	$—	$417.6
Accounts receivable, net	505.9	(14.0)	—	491.9
Prepaid expenses	160.0	1.1	—	161.1
Income tax receivable	13.9	—	—	13.9
Other current assets	25.3	15.8	(10.7)	30.4

Total current assets	1,122.7	2.9	(10.7)	1,114.9
Property and equipment, net	160.9	—	—	160.9
Intangible assets, net	689.8	—	—	689.8
Goodwill	4,650.5	—	—	4,650.5
Deferred tax assets	77.4	0.4	46.1	123.9
Other assets	115.2	27.0	(52.2)	90.0

Total assets	$6,816.5	$30.3	$(16.8)	$6,830.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.6	$—	$—	$82.6
Income taxes payable	60.5	—	—	60.5
Accrued expenses	452.9	—	—	452.9
Deferred revenue	1,143.8	(11.2)	—	1,132.6
Current portion of long-term obligations	42.5	—	—	42.5

Total current liabilities	1,782.3	(11.2)	—	1,771.1
Long-term debt, net	5,765.8	—	—	5,765.8
Deferred tax liabilities	41.9	2.0	—	43.9
Other long-term liabilities	236.3	3.6	—	239.9

Total liabilities	7,826.3	(5.6)	—	7,820.7

Additional paid-in capital	1,255.0	—	—	1,255.0
Receivable from stockholders	(58.5)	—	—	(58.5)
Accumulated other comprehensive income (loss)	(141.4)	—	—	(141.4)
Accumulated deficit	(2,073.7)	35.9	(16.8)	(2,054.6)

Total Infor, Inc. stockholders’ deficit	(1,018.6)	35.9	(16.8)	(999.5)
Noncontrolling interests	8.8	—	—	8.8

Total stockholders’ deficit	(1,009.8)	35.9	(16.8)	(990.7)

Total liabilities and stockholders’ deficit	$6,816.5	$30.3	$(16.8)	$6,830.0

The following tables show select line items that were materially impacted by the adoption of ASC 606 on our Consolidated Financial Statements as of and for the period ended April 30, 2019:

	As of April 30, 2019
			As Adjusted
	As Reported	Adjustments	Without
	Under	Related to	Adoption of
(in millions)	ASC 606	ASC 606	ASC 606
ASSETS
Current assets:
Accounts receivable, net	$516.8	$30.9	$547.7
Prepaid expenses	208.5	(7.1)	201.4
Other current assets	44.8	(26.5)	18.3
Deferred tax assets	116.4	(0.4)	116.0
Other assets	175.4	(36.8)	138.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Income taxes payable	51.4	(1.5)	49.9
Deferred revenue	1,188.0	25.5	1,213.5
Deferred tax liabilities	53.3	(4.3)	49.0
Other long-term liabilities	247.5	4.9	252.4
Accumulated deficit	$(1,912.6)	$(64.5)	$(1,977.1)

	Year Ended April 30, 2019
			As Adjusted
	As Reported	Adjustments	Without
	Under	Related to	Adoption of
(in millions)	ASC 606	ASC 606	ASC 606
Revenues
SaaS subscriptions	$645.6	$(8.6)	$637.0
Software license fees	291.3	(15.1)	276.2

Software subscriptions and license fees	936.9	(23.7)	913.2
Product updates and support fees	1,378.6	0.6	1,379.2

Software revenues	2,315.5	(23.1)	2,292.4
Consulting services and other fees	855.7	6.5	862.2

Total revenues	3,171.2	(16.6)	3,154.6

Operating expenses
Cost of software license fees	46.0	(0.5)	45.5
Sales and marketing	497.4	16.2	513.6
Income from operations	415.8	(32.3)	383.5
Income tax provision (benefit)	76.1	(3.7)	72.4
Net income (loss)	$143.4	$(28.6)	$114.8

We believe that no other new accounting guidance was adopted during fiscal 2019 that would be relevant to the readers of our financial statements.

Recent Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under this guidance, lessees will recognize a right-of-use asset and a lease liability on their consolidated balance sheets for leases with accounting lease terms of more than 12 months. The liability recognized will be the present value of related lease payments, subject to certain adjustments. Leases will continue to be classified as either operating or finance for income statement purposes, which will affect the pattern of expense recognition in the consolidated statements of operations. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018 (our fiscal 2020), with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. In March 2018, the FASB approved the use of an optional transition method when adopting this guidance which allows for modified retrospective application with the cumulative effect of initial application recognized in the opening balance of retained earnings in the period of adoption. Under this optional method, entities would not be required to apply the new standard (including disclosure requirements) to comparative prior periods presented.

We plan to adopt the new standard using the modified retrospective method with a cumulative-effect adjustment to the opening balance of retained earnings in the first quarter of our fiscal 2020. We plan to elect the package of practical expedients in transition, which permits us to not reassess our prior conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to our adoption of the new standard. We also plan to elect the land easements transition practical expedient. We do not expect to elect the use-of-hindsight practical expedient. Additionally, we will elect ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities related to leases with an original term of twelve months or less.

We are currently evaluating how this guidance will impact our consolidated financial statements and related disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will have an impact on our assets and liabilities. Our accounting for existing capital leases will remain substantially unchanged. We do not expect that this guidance will have a material impact on our results of operations or cash flows.

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

Performance obligations are promises in a contract to transfer distinct products or services to our customers and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. A product or service is a distinct performance obligation if our customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to our customers. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

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

Product Updates and Support Fees

Our product updates and support services entitle our customers to receive, for an agreed upon period, unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support services including access to technical information and technical support staff. These post contract support (PCS) services are stand-ready performance obligations that are satisfied over time, and considered a series of distinct services that are substantially the same with the same duration and measure of progress. Revenues for PCS services are recognized on a straight-line basis over the term of the service period. The term of our product updates and support services agreements is typically 12 months. Agreements are typically invoiced annually in advance of the service period.

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

Contract Balances

The timing of our revenue recognition may differ from the timing of invoicing to our customers, and these timing differences result in receivables, contract assets, or contract liabilities which are reflected on our Consolidated Balance Sheets. We record contract assets when we have transferred software products or provided services but do not yet have the right to related consideration, or contract liabilities when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

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

Receivables are comprised of gross amounts due from customers for which we have an unconditional right to collect. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset amounts billed and deferred revenue for invoices not billed under a committed contract for which the subscription period has not started as of the balance sheet date. We record receivables within accounts receivable, net, on our Consolidated Balance Sheets. See Note 6, Accounts Receivable, Net.

Contract assets relate to unbilled accounts receivable, which represent revenue recognized on arrangements for which billings have not yet been presented to customers because the amounts were earned but not contractually billable as of the balance sheet date, and the right to consideration is generally subject to milestone completion, client acceptance or factors other than the passage of time. We record contract assets within other current assets on our Consolidated Balance Sheets.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component as the period between transfers of goods/services and payment is generally less than one year. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our software products and related services, not to receive financing from our customers or to provide customers with financing.

Contract Liabilities – Deferred Revenues – We record contract liabilities as deferred revenues when we have received or have the right to receive consideration but have not yet transferred software products or provided services to our customers. Deferred revenues represent amounts billed or payments received from customers for SaaS subscriptions, software licenses, product updates and support and/or consulting services in advance of recognizing revenue or performing services. We defer revenue for these undelivered performance obligations and recognize revenues when the applicable software products are delivered or over the periods in which the services are performed, in accordance with our revenue recognition policy for such performance obligations. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. The noncurrent portion of deferred revenue is included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes our contract balances for the periods indicated:

	April 30,	May 1,
(in millions)	2019	2018
Contract assets - Other current assets	$26.5	$15.8

Contract liabilities
Current deferred revenue	$1,188.0	$1,132.6
Noncurrent deferred revenue - Other liabilities	22.4	36.3

Total contract liabilities	$1,210.4	$1,168.9

The following table sets forth the components of deferred revenue for the periods indicated:

	April 30,	May 1,
(in millions)	2019	2018
SaaS subscriptions	$388.9	$327.7
Software license fees	12.1	8.6

Software subscriptions and license fees	401.0	336.3
Product updates and support fees	740.7	758.0
Consulting services and other fees	76.7	76.5
Contract asset offset (1)	(8.0)	(1.9)

Total deferred revenue	1,210.4	1,168.9
Less: current portion	1,188.0	1,132.6

Deferred revenue - non-current	$22.4	$36.3

(1)	Adjustment to reflect net contract assets and contract liabilities on a contract-by-contract basis under ASC 606 for periods beginning after April 30, 2018.

The changes in our contract assets and contract liabilities from May 1, 2018 to April 30, 2019, were generally due to the normal timing differences that occur between our revenue recognition and the invoicing to our customers, which can vary significantly depending on the contractual payment terms. Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We had no significant impairments of contract assets during fiscal 2019.

We recognized revenues of $1,091.4 million during fiscal 2019 that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during fiscal 2019 from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $59.5 million for fiscal 2019 and is included in cost of SaaS subscriptions, cost of product updates and support fees, and sales and marketing expenses in our Consolidated Statements of Operations. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

The following table sets forth the components of deferred commissions for the periods indicated:

	April 30,	May 1,
(in millions)	2019	2018
Current deferred commissions - Prepaid expenses	$53.6	$39.1
Noncurrent deferred commissions - Other assets	72.5	51.7

Deferred commissions	$126.1	$90.8

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of April 30, 2019, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $3.0 billion. We expect to recognize 80% of the remaining performance obligations as revenue during fiscal 2020 and 2021, with the remaining 20% recognized thereafter.

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

In connection with the purchase price allocations for our business acquisitions, we estimate the fair value of product updates and support, SaaS subscription and service contract obligations assumed. The acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by Infor. We consider post-contract support (PCS) obligations/services in their entirety, SaaS subscription contracts and service contracts to be legal obligations of the acquired entity. PCS arrangements of acquired entities typically include unspecified product upgrades (when and if available), release updates, regulatory updates and patches, as well as support including access to technical information and technical support staff. SaaS subscription arrangements of acquired entities provide access to product functionality through a hosted environment and other services. We consider PCS and SaaS subscription arrangements to be separate elements when determining the legal obligations assumed from the acquired entity. We expect to fulfill each underlying obligation element of these arrangements. The estimated fair values of these PCS arrangements, SaaS subscription contracts and service contracts are determined utilizing a bottom-up approach. The bottom-up approach, also referred to as the cost build-up approach, relies on an estimate of the direct costs and any incremental costs (such as overhead) required to fulfill the performance obligation, plus a reasonable profit margin, to estimate fair value. The estimated direct and incremental costs are reflective of those that we would normally incur to fulfill similar obligations and do not include any costs incurred prior to the business combination or that are not needed to fulfill the obligation.

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

Accounts Receivable

Accounts receivable are comprised of gross amounts invoiced to customers and accrued revenue, which represents earned but unbilled revenue at the balance sheet date. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. We offset our accounts receivable and deferred revenue for invoices not billed under a committed contract for which the subscription period has not started as of the balance sheet date.

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

Following is a rollforward of our sales reserve:

(in millions)
Balance, April 30, 2016	$10.4
Provision	14.7
Acquired sales reserve	0.2
Write-offs	(12.7)
Currency translation effect	(0.4)

Balance, April 30, 2017	12.2
Provision	22.5
Write-offs	(13.8)
Currency translation effect	0.4

Balance, April 30, 2018	21.3
Provision	30.3
Write-offs	(31.0)
Currency translation effect	(0.4)

Balance, April 30, 2019	$20.2

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

Software Development Costs

We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. Costs capitalized in accordance with ASC 985-20 for the completion of work between the time of technological feasibility and the point at which the software is ready for general release were $3.5 million, $3.6 million and $5.9 million in fiscal 2019, 2018 and 2017, respectively. These capitalized software development costs are included in intangible assets, net, on our Consolidated Balance sheets. Amortization expense for assets capitalized totaled $4.3 million, $4.8 million and $5.3 million for fiscal 2019, 2018 and 2017, respectively. Unamortized costs capitalized totaled $3.8 million and $4.6 million as of April 30, 2019 and 2018, respectively.

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

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, in review of certain system projects. These system projects generally relate to software we do not intend to sell or otherwise market. In addition, we apply this guidance to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized. These capitalized software costs are amortized on a project-by-project basis over the expected economic life of the underlying product on a straight-line basis, which is typically two to three years. Amortization commences when the software is available for its intended use. Amounts capitalized related to development of internal use software are included in property and equipment, net, on our Consolidated Balance sheets and related depreciation is recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations. During fiscal 2019, 2018 and 2017 we capitalized approximately $34.6 million, $44.4 million and $47.2 million, respectively, related to internal use software and recorded approximately $27.8 million, $23.9 million and $14.9 million, respectively, in related amortization expense. Unamortized costs of capitalized internal use software totaled $47.2 million and $40.4 million as of April 30, 2019 and 2018, respectively. These balances of unamortized costs reflect the impairment charges of $45.9 million that we recorded in fiscal 2018 related to certain of our internal use capitalized software assets. See Note 8, Property and Equipment – Impairment of Capitalized Software, for details.

Intangible Assets

Intangible assets represent customer contracts and relationships, acquired technology, trade names, and favorable leases obtained in connection with acquisitions. These intangible assets, other than acquired technology, are being amortized using either straight-line or accelerated amortization over their estimated useful lives, ranging from 12 months to 20 years. The accelerated amortization method is used should the realization of the economic value of the asset be deemed to have characteristics that more closely match an accelerated amortization methodology, as may exist principally with customer relationships. In those cases, the asset is amortized proportionally based upon the annual proportion of economic value contributed as it relates to the asset’s total economic value. Acquired technology is amortized at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. See Note 9, Intangible Assets.

The carrying amount of intangible assets, other than acquired technology, are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable, also known as a “triggering event.” The carrying amount of our acquired technology is reviewed for recoverability on at least an annual basis. The carrying value of these assets is compared to the undiscounted future cash flows the assets are expected to generate. If the carrying value exceeds the sum of the undiscounted future cash flows the asset is expected to generate, the asset is considered to be impaired. In this case the difference between the carrying value and the estimated fair value, based on the discounted future cash flows the asset is expected to generate, is recognized as an impairment loss. We have not recognized a loss from impairment of intangible assets during fiscal 2019, 2018 or 2017.

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

Annual testing for goodwill impairment may begin with a qualitative comparison of our reporting units’ fair value to their carrying value to determine if it is more-likely-than-not that the fair value is less than the carrying value and thus whether any further impairment testing is necessary. Further quantitative testing for goodwill impairment involves comparing the carrying value of a reporting unit’s net assets to the estimated fair value of the reporting unit. If the reporting unit’s carrying value exceeds its estimated fair value, the reporting unit is considered to be impaired, and this difference is recognized as an impairment loss, limited to the amount of goodwill recorded related to the reporting unit.

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

We conduct our annual impairment test in the second quarter of each fiscal year, as of September 30. The results of the annual tests performed in fiscal 2019, 2018 and 2017 indicated no impairment of goodwill. See Note 4, Goodwill.

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

Lease Obligations

We recognize lease expense related to obligations with scheduled rent increases over the terms of the leases on a straight-line basis in accordance with FASB guidance related to operating leases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense using a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of April 30, 2019 and 2018, we had total deferred rent liabilities of $25.6 million and $26.4 million, respectively. The current and non-current portions of our deferred rent liabilities are included in accrued expenses and other long-term liabilities, respectively, on our Consolidated Balance Sheets. We also recognize capital lease obligations and record the underlying assets and liabilities on our Consolidated Balance Sheets. See Note 14, Commitments and Contingencies - Leases.

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

Derivative Financial Instruments

In accordance with ASC 815, Derivatives and Hedging, we record derivative instruments on our Consolidated Balance Sheets as assets or liabilities at their fair value. Changes in their fair value are recognized currently in our results of operations in interest expense, net in our Consolidated Statements of Operations unless certain specific hedge accounting criteria are met. These criteria include among other things that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The unrealized gains (losses) resulting from changes in the fair value of the derivative instruments are reflected as a component of stockholders’ deficit in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Cash inflows or outflows associated with the derivative instruments are included in cash flows from operating activities on our Consolidated Statements of Cash Flows, as are the related interest payments.

We use interest rate swaps to limit our exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. Interest rate swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional debt amounts. The periodic settlement of our interest rate swaps are recorded as interest expense in our Consolidated Statements of Operations. Depending on the nature and provisions of the specific interest rate swap, they may or may not be designated as hedging instruments for accounting purposes. Cash flow hedges designated as accounting hedges retain that designation until the time the underlying hedged instrument changes. We entered into the interest rate swaps for hedging purposes only and not for trading or speculation.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange gain of $137.3 million, a net loss of $181.1 million and a net loss of $4.0 million, in fiscal 2019, 2018 and 2017, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plan (1)	Derivative Instruments Unrealized Gain (Loss) (2)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2017	$(259.4)	$(16.0)	$(2.8)	$(278.2)
Other comprehensive income (loss)	136.0	(2.3)	2.8	136.5
Less: other comprehensive income (loss) attributable to noncontrolling interests	0.3	—	—	0.3

Other comprehensive income (loss) attributable to Infor, Inc.	136.3	(2.3)	2.8	136.8

Balance, April 30, 2018	(123.1)	(18.3)	—	(141.4)
Other comprehensive income (loss)	(129.7)	(1.8)	—	(131.5)
Less: other comprehensive income (loss) attributable to noncontrolling interests	1.0	—	—	1.0

Other comprehensive income (loss) attributable to Infor, Inc.	(128.7)	(1.8)	—	(130.5)

Balance, April 30, 2019	$(251.8)	$(20.1)	$—	$(271.9)

(1)	Funded status of defined benefit pension plan is presented net of tax benefit of $4.4 million, $3.5 million and $3.4 million as of April 30, 2019, 2018, and 2017, respectively.
(2)	Derivative instruments unrealized gain (loss) is presented net of tax benefit of $1.8 million as of April 30, 2017.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
Fiscal 2019
Foreign currency translation adjustment	$(129.7)	$—	$(129.7)
Change in funded status of defined benefit plans	(1.9)	0.9	(1.0)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.7)	—	(0.7)
Amortization of prior service cost - defined benefit plans (1)	(0.1)	—	(0.1)

Other comprehensive income (loss)	$(132.4)	$0.9	$(131.5)

Fiscal 2018
Foreign currency translation adjustment	$136.0	$—	$136.0
Change in funded status of defined benefit plans	(1.7)	0.1	(1.6)
Derivative instruments unrealized gain (loss)	(0.1)	—	(0.1)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.5)	—	(0.5)
Amortization of prior service cost - defined benefit plans (1)	(0.2)	—	(0.2)
Amortization of derivative instruments unrealized loss	4.7	(1.8)	2.9

Other comprehensive income (loss)	$138.2	$(1.7)	$136.5

Fiscal 2017
Foreign currency translation adjustment	$(92.4)	$—	$(92.4)
Change in funded status of defined benefit plans	1.4	(0.6)	0.8
Derivative instruments unrealized gain (loss)	(0.9)	0.4	(0.5)
Reclassification adjustments:
Amortization of net actuarial gains and losses - defined benefit plans (1)	(0.6)	—	(0.6)
Amortization of prior service cost - defined benefit plans (1)	(0.1)	—	(0.1)
Amortization of derivative instruments unrealized loss	11.7	(4.5)	7.2

Other comprehensive income (loss)	$(80.9)	$(4.7)	$(85.6)

(1)

Amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit plan adjustments were included in other (income) expense, net in our Consolidated Statement of Operations. These amounts were included as a component of our net periodic pension costs. See Note 19, Retirement Plans - Defined Benefit Plans, for additional detail.

Advertising Costs

We expense advertising costs as incurred. These costs are included in sales and marketing expense in our Consolidated Statements of Operations. For fiscal 2019, 2018 and 2017, advertising expenses were $20.5 million, $21.7 million and $18.3 million, respectively.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables with customers. Cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. We have implemented investment policies that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. Credit risk with respect to trade receivables is mitigated by credit evaluations performed on existing and prospective customers and by the diversification of our customer base across different industries and geographic areas. No one customer accounted for more than 10% of our consolidated trade accounts receivable balance at April 30, 2019 or 2018. In addition, no individual customer accounted for more than 10% of our consolidated revenues during fiscal 2019, 2018 or 2017.

A significant portion of our business is conducted in currencies other than the U.S. Dollar, the currency in which our financial statements are reported. Significant changes in these currencies, especially the Euro and the British Pound, relative to the U.S. Dollar could materially impact our revenue, operating results and financial position. During fiscal 2019, 2018 and 2017, we did not pursue hedging strategies to mitigate foreign currency exposure.

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

Infor is included in the GGC Software Parent, LLC consolidated federal income tax return. Infor and its subsidiaries provided for income taxes under the separate return method, by which Infor, Inc. and its subsidiaries compute tax expense as though they file a separate tax return. GGC Software Parent, LLC and Infor Software Parent, LLC entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with Infor that was effective as of April 5, 2012. The Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. See Note 21, Related Party Transactions – Due to/from Affiliates.

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

	Year Ended April 30,
	2019	2018	2017
Expected term (years)	1.17	2.00	2.00
Risk-free interest rate	2.53%	1.39%	0.59%
Dividend yield	0.00%	0.00%	0.00%
Volatility	61.91%	60.00%	55.00%
Weighted average fair value per unit granted	$0.21	$0.16	$9.30

The following table presents equity compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
Cost of SaaS subscriptions	$0.3	$0.4	$0.5
Cost of product updates and support fees	0.1	1.5	3.2
Cost of consulting services and other fees	0.6	2.3	4.1
Sales and marketing	3.3	17.9	33.0
Research and development	2.1	6.8	10.6
General and administrative	4.6	15.4	35.3

Total	$11.0	$44.3	$86.7

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

Fiscal 2019

ReServe Interactive

On April 4, 2019, we acquired Efficient Frontiers, Inc. dba ReServe Interactive (the ReServe Interactive Acquisition). Based in Livermore, California, ReServe Interactive is a provider of cloud-based sales and catering, restaurant reservations, and floor management software that serves the restaurant, sports and entertainment, event center, golf and country club, and hotel markets in the U.S. and Canada. The ReServe Interactive Acquisition will enable Infor to offer more functionality through Infor CloudSuite Hospitality, and increase Infor’s presence in non-hotel hospitality venues such as entertainment centers, stadiums, wineries and conference and convention centers.

We recorded approximately $7.1 million of identifiable intangible assets and $10.5 million of goodwill related to the ReServe Interactive Acquisition. The acquired intangible assets relating to ReServe Interactive’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and eight years, respectively. The goodwill arising from the ReServe Interactive Acquisition, related to expected synergies of our combined operations, is not deductible for tax purposes.

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

We recorded approximately $2.8 million of identifiable intangible assets and $9.5 million of goodwill related to the Alfa-Beta Acquisition. The acquired intangible assets relating to Alfa-Beta’s customer relationships are being amortized over their weighted average estimated useful lives of four years. A portion of the goodwill arising from the Alfa-Beta Acquisition, related to expected synergies of our combined operations, is deductible for tax purposes.

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

We recorded approximately $10.8 million of identifiable intangible assets and $17.3 million of goodwill related to the Vivonet Acquisition. The acquired intangible assets relating to Vivonet’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately four and eight years, respectively. The goodwill arising from the Vivonet Acquisition, related to expected synergies of our combined operations, is not deductible for tax purposes.

Our estimates of fair values and resulting allocations of purchase price related to certain of these acquisitions were preliminary as of April 30, 2019. We are in the process of finalizing the valuation of certain assets and liabilities, and as a result the final allocation of the adjusted purchase prices may differ from the information presented in these Consolidated Financial Statements.

These acquisitions were not significant for financial reporting purposes, and their related results were not material to our results for fiscal 2019. Transaction and merger-related integration costs of approximately $1.6 million associated with these acquisitions were expensed as incurred and are reflected in our results of operations for fiscal 2019, in acquisition-related and other costs.

Fiscal 2018

Asset Acquisition

On February 2, 2018, we acquired certain assets of Arvato Systems GmbH, based in Guetersloh, Germany. We acquired Arvato’s order management system, Aroma, for $27.9 million, including contingent consideration of $8.1 million. The total purchase price may also include up to an additional $26.9 million if certain future performance conditions are met during our fiscal years 2019 through 2022. The acquired cross-channel commerce management solution, which will be marketed under the name Infor Networked Order Management, provides a wide range of benefits for our customers that complements and further expands Infor CloudSuite Retail and our supply chain management offerings. We recorded approximately $27.9 million of identifiable intangible assets related to this acquisition of existing technology, which is being amortized over the estimated useful live of four years.

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

We recorded approximately $31.5 million of identifiable intangible assets and $43.9 million of goodwill related to the Birst Acquisition. The acquired intangible assets relating to Birst’s trade name, existing technology, customer relationships, and acquired favorable leases are being amortized over their weighted average estimated useful lives of approximately two, four, nine, and two years, respectively. The goodwill arising from the Birst Acquisition is deductible for tax purposes.

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

We recorded approximately $5.5 million of identifiable intangible assets and $6.7 million of goodwill related to the Ciber Acquisition. The acquired intangible assets relating to Ciber’s customer relationships are being amortized over their weighted average estimated useful lives of approximately five years. The goodwill arising from the Ciber Acquisition is deductible for tax purposes.

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

We recorded approximately $5.5 million of identifiable intangible assets and $12.3 million of goodwill related to the Accentia Acquisition. The acquired intangible assets relating to Accentia’s customer relationships are being amortized over their weighted average estimated useful lives of approximately seven years. A portion of the goodwill arising from the Accentia Acquisition is deductible for tax purposes.

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

We recorded approximately $15.1 million of identifiable intangible assets and $47.7 million of goodwill related to the Starmount Acquisition. The acquired intangible assets relating to Starmount’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately one, seven and nine years, respectively. The goodwill arising from the Starmount Acquisition is not deductible for tax purposes.

Predictix

On June 27, 2016, we completed our acquisition of LogicBlox-Predictix Holdings, Inc. by acquiring their remaining issued and outstanding capital stock for approximately $125.5 million, net of cash acquired (the Predictix Acquisition). This was in addition to the 16.67% equity interest we acquired in fiscal 2016 for $25.0 million. Based in Atlanta, Georgia, Predictix is a provider of cloud-native, predictive, and machine-learning solutions for retailers. Predictix uses next-generation data science and big data analytics to help solve some of the most complex and challenging problems faced by retailers today. The Predictix Acquisition complemented and further expanded offerings under Infor CloudSuite Retail, our suite of enterprise applications delivered in the cloud and designed for today’s retailing landscape. The merger consideration was partially funded through a new capital contribution made to Infor’s parent company by its then current equity holders, investment funds affiliated with Golden Gate Capital and investment funds affiliated with Summit Partners, L.P. (Summit Partners). See Note 21, Related Party Transactions- Equity Contributions.

We recorded approximately $37.0 million of identifiable intangible assets and $118.8 million of goodwill related to the Predictix Acquisition. The acquired intangible assets relating to Predictix’ existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately five and twelve years, respectively. The goodwill arising from the Predictix Acquisition is not deductible for tax purposes.

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

We recorded approximately $9.0 million of identifiable intangible assets and $19.0 million of goodwill related to the Merit Acquisition. The acquired intangible assets relating to Merit’s trade name, existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately two, two and eight years, respectively. The goodwill arising from the Merit Acquisition is not deductible for tax purposes.

GT Nexus

In the second quarter of fiscal 2017 we completed our acquisition of GT Nexus by exercising our call option pursuant to the Stock Rollover and Equity Purchase Agreement entered into in relation to our acquisition of GT Nexus, which allowed us to purchase the remaining 18.52% of GT Nexus from the holders of the redeemable noncontrolling interests in GT Nexus. We exercised the call option at a call price of $138.0 million. This was in addition to the 81.48% majority ownership stake in GT Nexus that we acquired in fiscal 2016 for $549.9 million (the GT Nexus Acquisition). GT Nexus is a cloud-based supply chain management vendor based in Oakland, California. GT Nexus is the cloud platform that some of the world’s largest companies, across many sectors, including manufacturing and retail, use to monitor and orchestrate their global supply chains including automation of sourcing, trade finance and logistics operations. The GT Nexus Acquisition complemented and further expanded our global SCM offerings. In fiscal 2019 we rebranded the GT Nexus supply chain network as Infor Nexus.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our Infor Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding such funds to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $74.9 million and $25.6 million at April 30, 2019 and 2018, respectively.

Contingent Consideration

The agreements related to certain of our acquisitions include contingent consideration provisions under which additional contingent cash consideration may be payable to the sellers if certain future performance conditions are met as detailed in the applicable purchase agreements. For business acquisitions, the change in the estimated fair value of the contingent consideration, during the contingency period through settlement, is recorded in our results of operations in the period of such change and is included in acquisition-related and other costs in our Consolidated Statements of Operations. For asset acquisitions, any such changes are recorded against the cost basis of the asset or assets acquired. Contingent consideration liabilities are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets.

During fiscal 2019, we paid contingent consideration of $4.0 million under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $52.2 million. As of April 30, 2019 and 2018, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $10.6 million and $12.4 million, respectively. See Note 5, Fair Value.

4. Goodwill

The following table reflects changes in the carrying amount of our goodwill by reportable segment for the periods indicated:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2017	$1,389.5	$2,767.8	$330.7	$4,488.0
Goodwill acquired	44.0	0.2	0.1	44.3
Currency translation effect	25.0	84.9	8.3	118.2

Balance, April 30, 2018	1,458.5	2,852.9	339.1	4,650.5
Goodwill acquired	28.9	0.4	8.0	37.3
Currency translation effect	(24.6)	(73.0)	(7.8)	(105.4)

Balance, April 30, 2019	$1,462.8	$2,780.3	$339.3	$4,582.4

Goodwill acquired during fiscal 2019 totaled $37.3 million and related to the Vivonet Acquisition, the Alfa-Beta Acquisition, and the ReServe Interactive Acquisition. Goodwill acquired during fiscal 2018 totaled $44.3 million and primarily related to the Birst Acquisition. See Note 3, Acquisitions.

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2019, as of September 30, 2018. This assessment did not indicate any potential impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of April 30, 2019. The results of the annual tests performed in fiscal 2018 and 2017 indicated no impairment of goodwill and we have no accumulated impairment charges related to our goodwill.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, contingent consideration, and derivative instruments. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of April 30, 2019 and 2018:

	April 30, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$46.0	$—	$—	$46.0

Total	$46.0	$—	$—	$46.0

Liabilities
Contingent consideration	$—	$—	$10.6	$10.6
Derivative instruments	—	—	4.0	4.0

Total	$—	$—	$14.6	$14.6

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Liabilities
Contingent consideration	$—	$—	$12.4	$12.4

Total	$—	$—	$12.4	$12.4

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

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based on certain readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts, as well as certain unobservable inputs including estimated interest rate volatility and the credit risk of the counterparties. Given the consideration of unobservable inputs in determining the valuation of these derivatives, these instruments are included in Level 3 inputs. See Note 15, Derivative Financial Instruments.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2019 or 2018. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2016	$1.7
Contingent consideration	17.2
Total (gain) loss recorded in earnings	7.0
Currency translation effect	(0.4)

Balance, April 30, 2017	25.5
Contingent consideration	8.4
Total (gain) loss recorded in earnings	(3.6)
Settlements	(18.3)
Currency translation effect	0.4

Balance, April 30, 2018	12.4
Contingent consideration	1.3
Fair value of interest rate swaps	4.0
Total (gain) loss recorded in earnings	1.0
Settlements	(4.0)
Currency translation effect	(0.1)

Balance, April 30, 2019	$14.6

In addition to the financial assets and liabilities included in the above table, certain non-financial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of April 30, 2019, we had not recorded any impairment related to such assets and had no other material non-financial assets or liabilities requiring adjustments or write-downs to their current fair value, except for the impairment of certain of our capitalized software costs recorded in fiscal 2018 discussed below in Note 8, Property and Equipment.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of April 30, 2019 and 2018, our material financial assets and liabilities not carried at fair value included our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate the fair value of our long-term debt for disclosure purposes, we use recent market transactions and related market quotes (Level 2 on the fair value hierarchy). At April 30, 2019 and 2018, the total carrying value of our long-term debt was approximately $5.2 billion and $5.8 billion, respectively, and the fair value of our long-term debt was approximately $5.2 billion and $6.0 billion, respectively.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Consolidated Balance Sheets to amounts presented within our Consolidated Statements of Cash Flows:

	April 30,
(in millions)	2019	2018
Current assets
Cash and cash equivalents	$356.4	$417.6
Restricted cash - Other current assets	0.9	1.1
Other assets
Restricted cash - Other assets	13.6	11.0

Total cash, cash equivalents and restricted cash	$370.9	$429.7

7. Accounts Receivable

Accounts receivable, net is comprised of the following for the periods indicated:

	April 30,
(in millions)	2019	2018
Accounts receivable	$491.4	$462.5
Unbilled accounts receivable (1)	49.8	63.5
Less: allowance for doubtful accounts	(24.4)	(20.1)

Accounts receivable, net	$516.8	$505.9

(1)	Unbilled accounts receivable of $15.8 million were reclassed to other current assets on our Consolidated Balance Sheets as “contract assets” as of May 1, 2018, with the adoption of ASC 606.

With the adoption of ASC 606, the accounts receivable and unbilled accounts receivable balances as of April 30, 2019, are comprised of amounts for which we have an unconditional right to collect.

The accounts receivable balance as of April 30, 2018, is comprised of gross amounts invoiced to customers, and the unbilled accounts receivable balance reflects all revenue recognized on arrangements for which billings had not yet been presented to customers because the amounts were earned but not contractually billable as of that date.

We have established an allowance for estimated amounts that will not be collected and have adjusted transaction prices used in revenue recognition for estimated billing adjustments. We record provisions for doubtful accounts as a component of general and administrative expense, and we record estimated billing adjustments as a form of variable consideration impacting revenue recognized in our Consolidated Statements of Operations.

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2016	$13.5
Provision	10.3
Write-offs and recoveries	(8.0)
Currency translation effect	(0.4)

Balance, April 30, 2017	15.4
Provision	15.5
Write-offs and recoveries	(11.3)
Currency translation effect	0.5

Balance, April 30, 2018	20.1
Provision	16.5
Write-offs and recoveries	(11.6)
Currency translation effect	(0.6)

Balance, April 30, 2019	$24.4

8. Property and Equipment

Property and equipment, net consists of the following for the periods indicated:

	April 30,		Useful Lives
(in millions)	2019	2018	(in years)
Land, buildings and leasehold improvements	$106.0	$100.8	1–30
Computer equipment and software	325.7	269.3	1–3
Other equipment, furniture and fixtures	40.2	37.6	1–7
Equipment under capital leases	14.7	9.7

Total property and equipment	486.6	417.4
Less: accumulated depreciation and amortization	(314.5)	(256.5)

Property and equipment, net	$172.1	$160.9

Total depreciation expense related to our property and equipment for fiscal 2019, 2018 and 2017 was $72.4 million, $106.5 million and $44.8 million, respectively.

Amortization expense for equipment under capital leases included in the total expense above was $3.0 million, $2.5 million and $4.1 million for fiscal 2019, 2018 and 2017, respectively. Accumulated amortization for equipment under capital leases was $7.1 million and $7.4 million as of April 30, 2019 and 2018, respectively.

We have asset retirement obligations related to certain of our leased facilities. The accrued asset retirement obligations at April 30, 2019 and 2018, were $9.6 million and $10.1 million, respectively.

Impairment of Capitalized Software

We capitalize certain costs related to our software developed or obtained for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software. We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable.

During fiscal 2018, changes in facts and circumstances associated with a shift in strategic focus and reduced profitability expectations for certain of our Infor CloudSuite Retail offerings triggered an analysis of the capitalized costs related to these offerings. As a result of this analysis, we determined that the carrying value of these assets was not fully recoverable and we recorded impairment charges of $45.9 million during fiscal 2018, which reduced their carrying value to $12.4 million. The impairment charges were recorded as a component of amortization of intangible assets and depreciation in our Consolidated Statements of Operations. We did not recognize any impairment charges related to our internal use capitalized software assets during fiscal 2019 or fiscal 2017. The adjusted carrying value of these long-lived assets is included in computer equipment and software in the above table.

9. Intangible Assets

Intangible assets, net consist of the following for the periods indicated:

	April 30, 2019			April 30, 2018
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,032.1	$1,580.0	$452.1	$2,061.8	$1,518.9	$542.9	2 - 15
Acquired and developed technology	1,191.9	1,081.0	110.9	1,204.1	1,062.8	141.3	1 - 11
Tradenames	139.4	137.4	2.0	140.8	137.0	3.8	1 - 20
Acquired favorable leases	2.2	2.2	—	2.2	0.4	1.8	2

Total	$3,365.6	$2,800.6	$565.0	$3,408.9	$2,719.1	$689.8

(1)

Net intangible assets decreased from April 30, 2018 to April 30, 2019, by approximately $6.8 million due to cumulative foreign currency translation adjustments, reflecting movement in the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Consolidated Statements of Operations, by asset type, for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
Customer contracts and relationships	$99.0	$103.8	$105.4
Acquired and developed technology	41.1	47.7	79.7
Tradenames	1.9	3.4	2.8
Acquired favorable leases	1.8	0.4	—

Total	$143.8	$155.3	$187.9

The estimated future annual amortization expense related to these intangible assets as of April 30, 2019, was as follows:

(in millions)
Fiscal 2020	$133.1
Fiscal 2021	123.4
Fiscal 2022	79.4
Fiscal 2023	56.8
Fiscal 2024	50.3
Thereafter	122.0

Total	$565.0

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	April 30,
(in millions)	2019	2018
Compensation and employee benefits	$185.0	$181.4
Taxes other than income	30.8	31.4
Royalties and partner commissions	37.8	41.3
Litigation	5.3	7.0
Professional fees	12.0	12.4
Subcontractor expense	7.5	7.2
Interest	63.5	70.9
Restructuring	15.8	11.2
Asset retirement obligations	1.0	1.9
Deferred rent	4.3	3.9
Deferred acquisition payment	2.7	4.3
Other	100.6	80.0

Accrued expenses	$466.3	$452.9

Included above in other accrued expenses as of April 30, 2019 was approximately $45.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt and the redemption of such debt (see Note 12, Debt - Affiliate Company Borrowings), and $50.0 million as of April 30, 2018 pertaining to dividends accrued related primarily to our funding of interest on our affiliate company’s debt and funding of an affiliate of the parent company of Infor’s equity distributions to members of our executive management team under certain of their equity awards. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

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

Fiscal 2019 Restructuring Charges

During fiscal 2019, we incurred restructuring costs of $27.8 million related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities primarily in the Americas region. During fiscal 2019, we made cash payments of approximately $13.2 million related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2019 Acquisition-Related Charges

During fiscal 2019, we incurred acquisition-related restructuring costs of $0.3 million related to the operations of our fiscal 2019 acquisitions. During fiscal 2019, we made cash payments of approximately $0.2 million related to these actions. These restructuring charges included employee severance costs related to redundant positions. Actions related to these restructuring activities have been completed.

Fiscal 2018 Restructuring Charges

During fiscal 2018, we incurred restructuring costs related to employee severance costs primarily for personnel actions taken in our professional services and sales organizations in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities in the Americas and EMEA regions. We recorded restructuring cost reversals of $0.1 million and we made cash payments of $7.4 million during fiscal 2019 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2017 Restructuring Charges

During fiscal 2017, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions and all geographic regions, primarily in the Americas and EMEA, and for facility charges related to exiting or consolidation of space in facilities primarily in the Americas region. We recorded restructuring cost reversals of $0.8 million and we made cash payments of $0.3 million during fiscal 2019 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2017 Acquisition-Related Charges

During fiscal 2017, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2017 acquisitions. These restructuring charges included employee severance costs related to redundant positions and facility charges related to exiting or consolidation of space. During fiscal 2019, we made cash payments of $0.1 million related to these actions. Actions related to these restructuring activities have been completed.

Previous Restructuring Charges and Acquisition-Related Charges

Prior to fiscal 2017, we had completed certain restructuring activities related to our ongoing operations as well as a series of restructuring activities related to our acquisitions. During fiscal 2019, we incurred restructuring charges of $5.3 million related to these previous restructuring and acquisition-related actions and we made cash payments of $2.4 million. The remaining accruals associated with these prior restructuring charges primarily relate to lease obligations associated with the closure of redundant offices acquired in prior business combinations. Actions related to these restructuring activities have been completed.

The following tables summarize the accrued restructuring costs at April 30, 2019, 2018, and 2017. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense), or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect).

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2018	Costs	Expense	Effect	Payments	2019	to Date	Costs
Fiscal 2019 restructuring
Severance	$—	$25.4	$—	$(0.1)	$(12.9)	$12.4	$25.4	$25.4
Facilities and other	—	2.4	—	—	(0.3)	2.1	2.4	2.4

Total fiscal 2019 restructuring	—	27.8	—	(0.1)	(13.2)	14.5	27.8	27.8

Fiscal 2019 acquisition-related
Severance	—	0.3	—	—	(0.2)	0.1	0.3	0.3

Total fiscal 2019 acquisition-related	—	0.3	—	—	(0.2)	0.1	0.3	0.3

Fiscal 2018 restructuring
Severance	7.8	—	(0.1)	(0.2)	(7.1)	0.4	17.4	17.4
Facilities and other	0.3	—	—	—	(0.3)	—	0.6	0.6

Total fiscal 2018 restructuring	8.1	—	(0.1)	(0.2)	(7.4)	0.4	18.0	18.0

Fiscal 2017 restructuring
Severance	1.1	—	(1.1)	—	—	—	35.5	35.5
Facilities and other	1.0	—	0.3	—	(0.3)	1.0	3.2	3.2

Total fiscal 2017 restructuring	2.1	—	(0.8)	—	(0.3)	1.0	38.7	38.7

Fiscal 2017 acquisition-related
Facilities and other	0.1	—	—	—	(0.1)	—	0.6	0.6

Total fiscal 2017 acquisition-related	0.1	—	—	—	(0.1)	—	0.6	0.6

Previous restructuring
Severance	0.3	—	(0.1)	—	(0.2)	—	15.7	15.7
Facilities and other	1.6	—	0.5	—	(0.9)	1.2	6.2	6.2

Total previous restructuring	1.9	—	0.4	—	(1.1)	1.2	21.9	21.9

Previous acquisition-related
Facilities and other	2.2	—	4.9	—	(1.3)	5.8	10.4	10.4

Total previous acquisition-related	2.2	—	4.9	—	(1.3)	5.8	10.4	10.4

Total restructuring	$14.4	$28.1	$4.4	$(0.3)	$(23.6)	$23.0	$117.7	$117.7

			Adjustment to Costs					Total
	Balance			Foreign		Balance	Total Costs	Expected
	April 30,	Initial		Currency	Cash	April 30,	Recognized	Program
(in millions)	2017	Costs	Expense	Effect	Payments	2018	to Date	Costs
Fiscal 2018 restructuring
Severance	$—	$17.5	$—	$0.1	$(9.8)	$7.8	$17.5	$17.5
Facilities and other	—	0.5	—	0.1	(0.3)	0.3	0.6	0.6

Total fiscal 2018 restructuring	—	18.0	—	0.2	(10.1)	8.1	18.1	18.1

Fiscal 2018 acquisition-related
Severance	—	0.2	—	—	(0.2)	—	0.2	0.2

Total fiscal 2018 acquisition-related	—	0.2	—	—	(0.2)	—	0.2	0.2

Fiscal 2017 restructuring
Severance	13.1	—	(0.9)	0.6	(11.7)	1.1	36.6	36.6
Facilities and other	1.9	—	0.4	—	(1.3)	1.0	2.9	2.9

Total fiscal 2017 restructuring	15.0	—	(0.5)	0.6	(13.0)	2.1	39.5	39.5

Fiscal 2017 acquisition-related
Facilities and other	0.5	—	(0.1)	—	(0.3)	0.1	0.6	0.6

Total fiscal 2017 acquisition-related	0.5	—	(0.1)	—	(0.3)	0.1	0.6	0.6

Previous restructuring
Severance	0.8	—	(0.1)	—	(0.4)	0.3	15.8	15.8
Facilities and other	2.5	—	0.3	—	(1.2)	1.6	5.7	5.7

Total previous restructuring	3.3	—	0.2	—	(1.6)	1.9	21.5	21.5

Previous acquisition-related
Severance	0.1	—	(0.1)	—	—	—	40.4	40.4
Facilities and other	2.5	—	0.9	—	(1.2)	2.2	5.5	5.5

Total previous acquisition-related	2.6	—	0.8	—	(1.2)	2.2	45.9	45.9

Total restructuring	$21.4	$18.2	$0.4	$0.8	$(26.4)	$14.4	$125.8	$125.8

			Adjustment to Costs						Total
	Balance				Foreign		Balance	Total Costs	Expected
	April 30,	Initial			Currency	Cash	April 30,	Recognized	Program
(in millions)	2016	Costs	Expense	Other	Effect	Payments	2017	to Date	Costs
Fiscal 2017 restructuring
Severance	$—	$37.5	$—	$—	$(0.7)	$(23.7)	$13.1	$37.5	$37.5
Facilities and other	—	2.0	—	0.5	—	(0.6)	1.9	2.6	2.6

Total fiscal 2017 restructuring	—	39.5	—	0.5	(0.7)	(24.3)	15.0	40.1	40.1

Fiscal 2017 acquisition-related
Severance	—	0.7	—	—	—	(0.7)	—	0.7	0.7
Facilities and other	—	0.7	—	—	—	(0.2)	0.5	0.7	0.7

Total fiscal 2017 acquisition-related	—	1.4	—	—	—	(0.9)	0.5	1.4	1.4

Previous restructuring
Severance	11.6	—	(2.4)	(0.7)	(0.4)	(7.3)	0.8	38.6	38.6
Facilities and other	4.0	—	—	0.7	—	(2.2)	2.5	5.4	5.4

Total previous restructuring	15.6	—	(2.4)	—	(0.4)	(9.5)	3.3	44.0	44.0

Previous acquisition-related
Severance	0.8	—	—	—	—	(0.7)	0.1	41.8	41.8
Facilities and other	3.4	—	1.0	(0.1)	—	(1.8)	2.5	8.6	8.6

Total previous acquisition-related	4.2	—	1.0	(0.1)	—	(2.5)	2.6	50.4	50.4

Total restructuring	$19.8	$40.9	$(1.4)	$0.4	$(1.1)	$(37.2)	$21.4	$135.9	$135.9

The remaining restructuring reserve accruals related to severance and current facilities costs are included in accrued expenses with the long-term facilities cost reserve included in other long-term liabilities on our Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for fiscal 2019, 2018 and 2017 for each of our reportable segments including charges related to those functions not allocated to our segments.

	Year Ended April 30,
(in millions)	2019	2018	2017
License	$8.1	$6.6	$5.3
Maintenance	1.5	0.7	7.9
Consulting	9.3	5.3	9.7
General and administrative and other functions	13.6	6.0	16.6

Total restructuring costs	$32.5	$18.6	$39.5

12. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	April 30, 2019			April 30, 2018
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,100.6	$2,063.6	5.23%	$2,125.6	$2,075.8	4.65%
First lien Euro Term B-2 due February 1, 2022	1,108.2	1,104.1	3.25%	1,207.0	1,201.5	3.25%
5.75% first lien senior secured notes due August 15, 2020	—	—		500.0	489.3	5.75%
6.5% senior notes due May 15, 2022	1,630.0	1,624.2	6.50%	1,630.0	1,622.6	6.50%
5.75% senior notes due May 15, 2022	392.6	389.8	5.75%	422.7	419.1	5.75%
Deferred financing fees, debt discounts and premiums, net	(49.7)	—		(77.0)	—

Total long-term debt	5,181.7	5,181.7		5,808.3	5,808.3
Less: current portion	(27.5)	(27.5)		(42.5)	(42.5)

Total long-term debt - non-current	$5,154.2	$5,154.2		$5,765.8	$5,765.8

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of April 30, 2019, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that govern our senior notes.

The weighted average contractual interest rate related to our long-term debt at April 30, 2019 and 2018, was 5.25% and 5.05%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations on the principal debt balances for all of our borrowings as of April 30, 2019:

(in millions)
Fiscal 2020	$27.5
Fiscal 2021	32.7
Fiscal 2022	3,148.7
Fiscal 2023	2,022.5
Fiscal 2024	—
Thereafter	—

Total	$5,231.4

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with certain banks which consists of a secured term loan facility and a secured revolving credit facility (the Credit Agreement), which was subsequently amended pursuant to several refinancing amendments. The most recent amendments are described below.

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,208.8 million as of April 30, 2019, including the Tranche B-6 Term Loan of $2,100.6 million and the Euro Tranche B-2 Term Loan of €987.9 million ($1,108.2 million). Interest on the term loans borrowed under the secured term loan facility is payable quarterly, in arrears. Quarterly principal payment amounts are set for each of the term loans with balloon payments at the applicable maturity dates. The term loans are subject to mandatory prepayments in the case of certain situations.

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. As of April 30, 2019, we have made no draws against the Revolver and no amounts are currently outstanding. However, as of April 30, 2019, $8.8 million of outstanding (undrawn) letters of credit have reduced the amount available under the Revolver to $111.2 million. Pursuant to the Credit Agreement there is an undrawn line fee of 0.50% per annum (subject to a step-down to 0.375% if our total leverage ratio is below a certain threshold). The Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes.

At our election, the annual interest rate applicable to the term loans and revolver borrowings under the Credit Agreement are based on a fluctuating rate of interest determined by reference to either (a) Adjusted LIBOR (as defined below) plus an applicable margin or (b) Adjusted Base Rate (ABR—as defined below) plus an applicable margin. For purposes of the Credit Agreement, as of April 30, 2019:

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

On January 25, 2016, we filed a Registration Statement on Form S-4 with the SEC (Form S-4), relating to an offer to exchange our Senior Notes (the Exchange Offer) and the related guarantees for the notes that were registered with the SEC. Under the terms of the Exchange Offer, holders of our Senior Notes could exchange their original 6.5% and 5.75% Senior Notes (the Original Notes) for a like principal amount of 6.5% and 5.75% Senior Notes (the Exchange Notes) that were registered with the SEC. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except that the transfer restrictions, registration rights and certain additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The exchange was completed, and the Exchange Offer expired on March 15, 2016. We did not receive any proceeds from the Exchange Offer.

First Lien Senior Secured Notes

On August 25, 2015, in connection with the GT Nexus Acquisition, we issued $500.0 million in aggregate principal amount of 5.750% first lien senior secured notes (the Senior Secured Notes) at an issue price of 99.000% plus accrued interest. The Senior Secured Notes were to mature on August 15, 2020, and bore interest at the applicable rate per annum that was payable semi-annually in cash in arrears, on February 15 and August 15 each year, beginning on February 15, 2016.

The Senior Secured Notes were first lien senior secured obligations of Infor (US), Inc. and were fully and unconditionally guaranteed on a senior secured basis by Infor, Inc., and certain of our existing and future wholly owned domestic subsidiaries. Under the indenture governing the Senior Secured Notes, we were subject to certain customary affirmative and negative covenants.

Net proceeds from the issuance of our Senior Secured Notes, after fees and expenses, of approximately $478.5 million were used to fund the GT Nexus Acquisition, including related transaction fees and expenses.

On January 16, 2019, we provided a notice of conditional full redemption to the holders of the Senior Secured Notes at a redemption price of 101.438% of the Senior Secured Notes’ principal plus accrued and unpaid interest. The redemption was conditioned upon the receipt of the proceeds from the additional investments from our sponsors that we announced on January 16, 2019. See Note 16, Related Party Transactions. Subsequently, on February 15, 2019, we received a portion of the additional investments from our sponsors. Proceeds from this investment, together with cash on hand, were used to redeem the Senior Secured Notes for approximately $521.6 million, including the redemption premium and accrued and unpaid interest, in accordance with the terms of the indenture governing the Senior Secured Notes, and applicable fees.

Deferred Financing Fees, Debt Discounts and Premiums

As of April 30, 2019 and 2018, deferred financing fees, net of amortization, related to our term loans and senior notes of $41.3 million and $62.9 million, respectively, were reflected on our Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to our Revolver of $0.9 million and $1.3 million as of April 30, 2019 and 2018, respectively, which were reflected on our Consolidated Balance Sheets in other assets.

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

In addition to the deferred financing fees, we have recorded debt discounts, net of premiums and accumulated amortization, of $8.4 million and $14.1 million as a direct reduction of the carrying amount of our long-term debt as of April 30, 2019 and 2018, respectively.

Interest Expense, Net

The following table sets forth the components of interest expense, net recognized in our Consolidated Statements of Operations for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
Interest expense on credit facilities	$296.5	$291.7	$280.3
Amortization of deferred financing fees and debt discounts	22.4	22.6	26.3
Interest on interest rate swaps	4.1	4.7	11.7
Other interest expense	1.2	1.3	2.3
Interest income	(2.0)	(0.6)	(1.2)
Amortization of debt premiums	(1.9)	(1.8)	(1.7)

Interest expense, net	$320.3	$317.9	$317.7

Loss on Extinguishment of Debt

In fiscal 2019, we recorded a loss on extinguishment of debt of $15.2 million related to the early redemption of our Senior Secured Notes in the fourth quarter of fiscal 2019 as discussed above. This amount includes $7.2 million related to the net book value of deferred financing fees and unamortized debt discounts written off, and $8.0 million in costs incurred related to the redemption.

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

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes) with net proceeds, after expenses, of approximately $737.8 million. The HoldCo Notes were to mature on May 1, 2021, and bore interest at the applicable rates per annum set forth below that was payable semi-annually in arrears, on May 1, and November 1, each year.

Interest was payable entirely in cash, unless certain conditions were satisfied, in which case interest on the HoldCo Notes could be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the notes, if paid in cash, was accrued at a rate of 7.125% per annum. PIK interest on the notes was accrued at a rate of 7.875% per annum. As of April 30, 2019 and 2018, the total balance outstanding related to the HoldCo Notes was $750.0 million. Since inception, HoldCo has elected to pay interest due related to the HoldCo notes in cash and we have funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 21, Related Party Transactions – Dividends Paid to Affiliates.

The HoldCo Notes were HoldCo’s general unsecured senior obligations and were not guaranteed by any of HoldCo’s subsidiaries including Infor. The HoldCo Notes ranked equally in right of payment with any future unsecured indebtedness of HoldCo, were effectively subordinated to any future secured indebtedness of HoldCo to the extent of the value of the collateral securing such indebtedness, and were structurally subordinated to all of the existing and future indebtedness and other liabilities of HoldCo’s subsidiaries, including Infor’s borrowings under its senior secured credit facilities and Infor’s existing notes.

On April 24, 2019, HoldCo provided a notice of conditional full redemption to the holders of the HoldCo Notes at a redemption price of 100.0% of the HoldCo Notes’ principal plus accrued and unpaid interest. Subsequent to our year end, on May 24, 2019, our affiliates received additional investments from our sponsors of $742.5 million and the proceeds of these investments were used by HoldCo to redeem the Holdco Notes for approximately $753.9 million, including accrued and unpaid interest, in accordance with the terms of the indenture governing the HoldCo Notes, and applicable fees. This redemption was part of our announcement related to the additional equity investments from our sponsors made in the third quarter of fiscal 2019, when we indicated the potential redemption of the HoldCo Notes by HoldCo and Infor Software Parent, Inc. after May 1, 2019, when the call protection stepped down. See Note 21, Related Party Transactions.

13. Common Stock

As of April 30, 2019 and 2018, there were 1,000 shares of Infor, Inc. common stock authorized, issued and outstanding, each with a par value of $0.01 per share. As of April 30, 2019, Golden Gate Capital and Koch Industries have voting control of the Company equal to approximately 55.0% and 45.0%, respectively. These ownership percentages are based on investments in IGS Holdings LP (IGS Holdings, an affiliate of the parent company of Infor) held by investment funds affiliated with Golden Gate Capital and by an affiliate of KED, the investment and acquisition subsidiary of Koch Industries.

In the fourth quarter of fiscal 2017, an affiliate of KED, completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company under the definitive agreement we previously disclosed in the second quarter of fiscal 2017 (the KED Purchase). Under this agreement, our existing shareholders at that time, including Golden Gate Capital, Summit Partners and certain members of management, maintained control of the Company.

In the third quarter of fiscal 2019, we announced that KED and Golden Gate Capital had agreed to make additional investments in Infor and our affiliate companies. A portion of the proceeds related to these investments was used to acquire Summit Partners’ interest in Infor and the affiliates of Infor’s parent company. See Note 21, Related Party Transactions, for more details.

14. Commitments and Contingencies

Leases

We have entered into cancelable and non-cancelable operating leases, primarily related to rental of office space, certain office equipment and automobiles. In addition to minimum lease payments, many of the facility leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include rent payment escalation clauses. The total amount of base rentals over the term of the leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Total rent expense for operating leases was $58.8 million, $61.2 million and $56.9 million for fiscal 2019, 2018 and 2017, respectively.

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

The future minimum lease payments under our capital and operating leases as of April 30, 2019, were as follows:

Capital Lease Obligations

(in millions)
Fiscal 2020	$2.7
Fiscal 2021	1.6
Fiscal 2022	1.0
Fiscal 2023	0.3
Fiscal 2024	—
Thereafter	—

Total minimum capital lease payments	5.6
Less: amounts representing interest	(0.3)

Present value of net minimum obligations	5.3
Less: current portion	(2.5)

Long-term capital lease obligations	$2.8

Operating Lease Obligations

(in millions)
Fiscal 2020	$56.9
Fiscal 2021	49.8
Fiscal 2022	44.9
Fiscal 2023	32.9
Fiscal 2024	27.9
Thereafter	41.9

Total minimum operating lease payments	$254.3

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of April 30, 2019 and 2018, we had accrued $47.4 million and $49.2 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of April 30, 2019, we had $42.1 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where we will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. Infor secured a wide-ranging disclosure order for the production of certain documents and information against FKA, which FKA appealed to the Supreme Court. On May 27, 2019, the Supreme Court issued its ruling setting aside the Appeals Court’s document production order and remanded the matter to the Appeal Court to reconsider its prior document ruling with direction provided by the Supreme Court’s ruling. The main hearing before the Court of Appeals previously scheduled to occur in March-April 2019 has been rescheduled to commence on May 5, 2020. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we are of the opinion that, based on information presently available, the resolution of any such legal matters existing as of April 30, 2019, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We have not previously incurred costs to settle claims or paid awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of April 30, 2019 and 2018.

15. Derivative Financial Instruments

In the fourth quarter of fiscal 2019, we entered into certain callable interest rate swaps with notational amounts totaling $1,500.0 million to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. These callable interest rate swaps had an effective date of April 5, 2019, with a 60-month term expiring on March 31, 2024, and no interest rate floor. These swaps are callable by Infor beginning on March 31, 2021, and quarterly thereafter through December 31, 2023, under which we can terminate the contracts early at no cost. The callable interest rate swaps have not been designated as hedging instruments for accounting purposes.

Prior to this we had entered into certain interest rate swaps with notional amounts totaling $945.0 million to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. We had designated these instruments as cash flow hedges upon initiation and they were highly effective from their inception to maturity. These interest rate swaps had an effective date of March 31, 2015, with a 30-month term which expired on September 29, 2017, and had a 1.25% floor.

The following table presents the fair values of the derivative financial instruments included on our Consolidated Balance Sheets at the dates indicated:

	Notional	Derivative	Balance Sheet	Fair Value at April 30,
(in millions, except percentages)	Amount	Base	Classification	2019	2018
Derivatives not designated as hedging instruments:
Callable interest rate swap	$600.0	2.7440%	Accrued expenses	$(1.0)	$—
			Other long-term liabilities	(0.6)	—
Callable interest rate swap	450.0	2.7375%	Accrued expenses	(0.7)	—
			Other long-term liabilities	(0.4)	—
Callable interest rate swap	300.0	2.7440%	Accrued expenses	(0.5)	—
			Other long-term liabilities	(0.3)	—
Callable interest rate swap	150.0	2.7600%	Accrued expenses	(0.2)	—
			Other long-term liabilities	(0.3)	—

Total	$1,500.0		Total liabilities	$(4.0)	$—

Changes in the fair value of the derivative not designated as hedging instruments are recognized in our results of operations in interest expense, net in our Consolidated Statements of Operations.

The following table presents the before-tax impact of our previous derivative financial instruments designated as cash flow hedges on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our statement of operations for the periods indicated:

	Statement of	Year Ended April 30,
(in millions)	Operations Location	2019	2018	2017
Accounting cash flow hedges:
Interest rate swaps
Effective portion - gain (loss) recognized in OCI		$—	$(0.1)	$(0.9)

(Gain) loss reclassified from AOCI into net income	Interest expense, net	$—	$4.7	$11.7

We have no other derivatives instruments designated as accounting hedges. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of April 30, 2019, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next twelve months.

16. Share Purchase and Option Plan

Infor Enterprise Class C Management Incentive Units

Commencing in fiscal 2012, and from time to time through fiscal 2017, Infor Enterprise granted equity awards, primarily Management Incentive Units (MIUs), to certain employees pursuant to the Infor Enterprise Applications, LP Agreement of Limited Partnership (Infor Enterprise Agreement) and certain MIU agreements. These MIUs were for Class C non-voting units (Infor Enterprise MIUs) and were granted with vesting schedules ranging from immediate vesting to four years of service.

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

These repurchase features applicable to certain Infor Enterprise MIUs, as noted above, functioned as in-substance forfeiture provisions which precluded recognition of compensation cost for accounting purposes until such repurchase features were removed upon an employee termination event or change in control as defined in the Infor Enterprise Agreement. Through fiscal 2017, no compensation expense was recognized on awards with these features, except to the extent related to modifications of certain of these awards which in effect made such awards probable of vesting, and related to the KED Purchase, discussed below.

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

We recorded equity compensation expense of $0.3 million, $29.3 million and $62.2 million in fiscal 2019, 2018 and 2017, respectively, related to the Infor Enterprise MIUs. As of April 30, 2018, all Infor Enterprise MIUs were 100% vested and expensed in full. Any compensation expense recognized beyond fiscal 2018 relates only to changes in the fair market value of certain of these Infor Enterprise MIUs which are liability-classified awards.

During fiscal 2019 we did not grant any Infor Enterprise MIUs, none were forfeited, and 71.8 million were repurchased by the Company.

During fiscal 2018 we did not grant any Infor Enterprise MIUs, none were forfeited, and 12.7 million were repurchased by the Company.

During fiscal 2017, we granted approximately 1.1 million Infor Enterprise MIUs, approximately 0.4 million were forfeited, and 0.7 million were repurchased by the Company.

IGS Holding Class C Management Incentive Units

As further explained in Note 13, Common Stock, an affiliate of KED purchased an ownership stake in IGS Holding, an affiliate of the parent company of Infor, Inc., in the fourth quarter of fiscal 2017. Related to this transaction, IGS Holding granted to certain executive officers of Infor MIUs, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs were for 38.2 million Class C non-voting units (IGS Class C MIUs). The IGS Class C MIUs were granted as of February 17, 2017 (the Closing Date), with immediate vesting. We recorded equity compensation expense of $19.5 million in fiscal 2017 related to these IGS Class C MIUs, expensing the awards in full. During fiscal 2019 we repurchased 16.5 million of the IGS Class C MIUs, and 21.7 million IGS Class C MIUs remained outstanding as of April 30, 2019.

Pursuant to the IGS LP Agreement, holders of IGS Class C MIUs will be entitled to receive: (a) a preferred return equal to the excess, if any, of the total equity value of IGS at the time of determination over the total equity value on the date of issuance, up to a specified amount per IGS Class C MIUs; and (b) participation in additional distributions in excess of the total equity value on the date of issuance. Further, each holder of IGS Class C MIUs is entitled to put to IGS for cash settlement on each of the fourth, fifth, sixth and seventh anniversaries of the Closing Date, 25% of the IGS Class C MIUs and 25% of any remaining Infor Enterprise MIUs held by him or her. The settlement price for such units will be equal to the fair market value as of the settlement date. Therefore, in accordance with applicable FASB guidance, the addition of these cash settlement options did not result in a modification of the Infor Enterprise MIUs, and there was no incremental equity compensation expense to be recognized.

IGS Holding Class D Management Incentive Units

Beginning in fiscal 2018, IGS Holding has granted MIUs to certain executive officers and non-executive employees of Infor, pursuant to the IGS LP Agreement and certain MIU agreements. These MIUs are for Class D non-voting units (IGS Class D Units) and vest over four years.

Pursuant to the IGS LP Agreement, holders of the IGS Class D Units are entitled to participate in distributions from IGS Holding to the extent such distributions are in excess of specified incentive hurdles, each of which is in excess of the total equity value on the date of issuance.

Further, each holder of IGS Class D Units is entitled to put these units to IGS Holding for cash settlement as follows:

•	On each of the eighth, ninth, tenth and eleventh anniversaries of the Closing Date of the KED Purchase, each executive officer may put 25% of the IGS Class D Units held by him or her.

•	On each of July 1, 2020, July 1, 2021, July 1, 2022 and July 1, 2023, each non-executive employee may put 25% of the IGS Class D Units held by him or her.

The settlement price for such units will be equal to the fair market value as of each respective settlement date.

Upon the termination of an IGS Class D Unit holder’s employment with Infor for any reason: (a) all unvested IGS Class D Units held as of the termination date shall expire and be immediately forfeited and canceled in their entirety; and (b) all vested IGS Class D Units held will be subject to repurchase by IGS Holding.

The following table summarizes IGS Class D MIU activity for fiscal 2019 and 2018:

(in thousands, except fair value amounts)	Number of IGS Holding Class D MIUs	Weighted Average Grant Date Fair Value
Non-vested, April 30, 2017	—	$—
Granted	326.0	$0.16
Cancelled	(14.8)	$0.16
Vested	(76.7)	$0.16

Non-vested, April 30, 2018	234.5	$0.16
Granted	53.3	$0.21
Cancelled	(57.1)	$0.14
Vested	(63.1)	$0.16

Non-vested, April 30, 2019	167.6	$0.17

We have recorded equity compensation expense of $10.7 million and $14.9 million in fiscal 2019 and 2018, respectively, related to the IGS Class D MIUs. Total unrecognized IGS Class D MIU compensation expense at April 30, 2019, was $26.6 million, which we expect to recognize over a weighted average period of 2.4 years.

Liability-Classified Equity Awards

Liability-classified equity awards relate to certain equity awards issued by parent companies of Infor discussed above and are recorded at their current fair value. The fair value of these equity awards is estimated using the Option-Pricing Method. See Note 2, Summary of Significant Accounting Policies, Equity-based Compensation. Certain of the assumptions utilized under the Option–Pricing Method are unobservable inputs. Accordingly, the liability-classified equity awards are considered fair value Level 3 inputs. The fair values of the liability-classified equity awards were $6.3 million and $5.7 million as of April 30, 2019 and 2018, respectively, and are included in accrued expenses and other long-term liabilities on our Consolidated Balance Sheets.

17. Dividends

We may from time-to-time voluntarily service interest payments related to debt held by certain of our affiliate companies which may be funded through dividend distributions to such affiliates. In addition, we may from time-to-time fund equity distributions by our affiliate companies to members of our executive management team under certain of their equity awards through dividend distributions to such affiliates. See Note 21, Related Party Transactions – Dividends Paid to Affiliates. Future dividend payments on our common stock, if any, will be based at that time on the provisions of our current credit facilities, an analysis of our liquidity as well as the future prospects for our business.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the 2017 Tax Act) that instituted fundamental changes to the taxation of multinational corporations. The 2017 Tax Act includes numerous changes to the U.S. tax code that affect our business, including among other things: permanently reducing the U.S. federal corporate tax rate from 35.0% to 21.0%; limiting various business deductions including interest expense; modifying the maximum deduction of certain net operating losses generated in tax years beginning after December 31, 2017; creating a provision to tax global intangible low-taxed income (GILTI) based on the Company’s annual aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment returns; a base-erosion anti-abuse tax (BEAT); a tax benefit on foreign-derived intangible income (FDII); and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Transition Tax).

Certain provisions of the 2017 Tax Act impacted Infor in fiscal 2018 including the lower U.S. federal corporate tax rate. The reduction in the U.S. federal corporate tax rate was effective as of January 1, 2018, resulting in a blended fiscal 2018 statutory rate for Infor of approximately 30.3% based on pre- and post- 2017 Tax Act rates, and in fiscal 2019 and future fiscal years our statutory rate will be 21.0%. Other significant provisions became effective at the beginning of fiscal 2019 including the interest limitation provisions and the GILTI provisions.

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

The impact on income taxes due to a change in legislation is required to be recognized in the period in which the law is enacted under the authoritative guidance of ASC 740. However, in conjunction with the 2017 Tax Act, on December 22, 2017, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 directed taxpayers to consider the impact of the 2017 Tax Act as “provisional” when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain federal and state income tax effects of the 2017 Tax Act. SAB 118 allowed for recording provisional amounts during a one-year measurement period, similar to the measurement period used when accounting for business combinations. The measurement period ended no later than one year from the date of enactment of the 2017 Tax Act, which for the Company was in the third quarter of fiscal 2019.

As of April 30, 2018, we had not completed our accounting for the tax effects of the 2017 Tax Act. As described below, however, we made provisional estimates of the effects on our existing deferred tax balances and of the one-time Transition Tax. In accordance with SAB 118, we recorded a net provisional non-cash tax benefit of $25.6 million associated with a write-down of indefinite-lived intangible deferred tax assets and liabilities in our results of operations for fiscal 2018. The tax benefit was recorded as a result of the permanent reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%. We also completed a provisional estimate of the Transition Tax, which we estimated to be $79.7 million. Due to the Company’s full U.S. valuation allowance, this provisional estimate of the Transition Tax did not have a significant impact on our Consolidated Financial Statements for fiscal 2018. However, the provisional estimates associated with the reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% impacted the ending deferred tax assets, deferred tax liabilities and valuation allowance associated with indefinite-lived intangible assets and liabilities as of April 30, 2018.

During the third quarter of fiscal 2019, we completed our accounting and recorded the applicable adjustments to the SAB 118 provisional amounts for the income tax effects of the 2017 Tax Act recorded in fiscal 2018. Due to the Company’s full U.S. valuation allowance, the adjustments made to the provisional estimate during fiscal 2019 did not have a material impact on our Consolidated Financial Statements. The net change recorded from the completion of our accounting for the provisional estimate was a $22.5 million increase of the estimated Transition Tax liability from $79.7 million to $102.2 million offset by a corresponding adjustment to U.S. deferred tax assets. Specifically, the Company elected to use existing net operating losses to offset the estimated tax liability.

We have not provided foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries as such earnings are expected to be reinvested indefinitely. We have also adopted an accounting policy, as provided by the FASB in their January 10, 2018, Board Meeting, to account for the tax effects of GILTI in the periods that we are subject to such tax. Therefore, we have not and will not be recording the tax effect of deferred tax assets and liabilities associated with the GILTI inclusion. In addition, in conjunction with the end of the SAB 118 one-year measurement period ending for Infor in the third quarter of fiscal 2019, the Company further elected to apply the approach of tax law ordering for reflecting the realization of loss carryforwards expected to offset future GILTI period costs under the 2017 Tax Act.

We have also assessed whether our U.S. deferred tax asset valuation allowance was affected by various aspects of the 2017 Tax Act (e.g., deemed repatriation of deferred foreign income related to the Transition Tax, future GILTI inclusions, and limitation on interest expense). We have determined that the 2017 Tax Act did not change our current assertion that our U.S. deferred tax assets are not “more likely than not to be realized”, thus we have maintained our valuation allowance for U.S. deferred tax assets as of April 30, 2019.

Our income (loss) before income taxes related to the following jurisdictions:

	Year Ended April 30,
(in millions)	2019	2018	2017
United States	$(63.7)	$(405.5)	$(369.6)
Foreign	283.2	216.0	149.6

Income (loss) before income tax	$219.5	$(189.5)	$(220.0)

The income tax provision (benefit) attributable to earnings from operations consisted of the following:

	Year Ended April 30,
(in millions)	2019	2018	2017
Current
Federal	$3.7	$(3.4)	$(29.1)
State	1.2	(1.2)	(0.9)
Foreign	60.5	21.1	36.5

Total current provision	65.4	16.5	6.5

Deferred
Federal	11.6	(22.9)	(40.1)
State	0.7	1.3	(1.7)
Foreign	(1.6)	6.6	1.5

Total deferred provision (benefit)	10.7	(15.0)	(40.3)

Total income tax provision (benefit)	$76.1	$1.5	$(33.8)

Effective income tax rate	34.7%	(0.8)%	15.4%

Our income tax provision (benefit) differed from the amount computed by applying the federal statutory rate to our income (loss) before provision for income taxes as follows:

	Year Ended April 30,
(in millions)	2019	2018	2017
Federal income tax rate	$45.8	$(57.8)	$(77.0)
Subpart F income	2.9	8.5	3.8
Research and development credit	(8.9)	(10.8)	(9.6)
Foreign tax rate differential	8.6	(19.1)	(30.3)
Reorganization costs	1.2	(0.2)	11.1
Change in valuation allowance	6.2	57.7	66.5
U.S. state tax rate difference	(2.9)	(15.7)	(13.4)
Tax rate changes	(20.3)	(25.6)	(1.8)
Stock compensation	2.2	13.0	29.8
Withholding tax	8.2	8.2	8.5
Permanent items	0.6	1.5	(1.0)
Uncertain tax positions	(0.3)	(39.2)	(22.6)
Beat tax	13.8	—	—
Section 965 repatriation (1)	22.5	79.7	—
Other	(3.5)	1.3	2.2

Total income tax provision (benefit)	$76.1	$1.5	$(33.8)

(1)	Fiscal 2019 amount reflects final SAB 118 adjustment.

A summary of the components of our deferred tax assets and liabilities was as follows:

	April 30,
(in millions)	2019	2018
Deferred tax assets
Foreign operating loss carryforward	$105.0	$125.7
Interest	248.9	190.0
Federal operating loss carryforward	25.7	71.2
Capital loss carryforward	32.4	34.2
Preacquisition disallowed deductions	8.0	17.2
State operating loss carryforward	25.1	29.2
Accrued payroll and related expenses	20.5	24.0
Unrealized foreign exchange losses	6.8	24.0
Credits	64.3	65.7
Deferred revenue	8.8	15.6
Bad debts	4.0	3.5
Accrued severance	1.4	1.4
Other	41.3	39.5

Gross deferred tax assets	592.2	641.2

Less: valuation allowance	(451.4)	(443.3)

Net deferred tax assets	140.8	197.9

Deferred tax liabilities
Intangibles	1.5	96.4
Goodwill	62.3	57.2
Depreciation	7.0	—
Capitalized debt service cost	6.5	8.6
Prepaid expenses	0.4	0.2

Gross deferred tax liabilities	77.7	162.4

Net deferred tax assets (liabilities)	$63.1	$35.5

The net deferred tax asset (liability) was classified on our Consolidated Balance Sheets as follows:

	April 30,
(in millions)	2019	2018
Non-current deferred tax asset	$116.4	$77.4
Non-current deferred tax liability	(53.3)	(41.9)

Net deferred tax assets (liabilities)	$63.1	$35.5

The following summarizes the rollforward of our deferred tax asset valuation allowance:

(in millions)
Balance, April 30, 2016	$468.8
Adjustment of net operating losses	0.9
Acquisitions	1.6
Provisions for valuation allowance	186.7
Release of valuation allowance	(143.7)
Currency adjustment	(13.1)

Balance, April 30, 2017	501.2
Adjustment of net operating losses	(122.7)
Acquisitions	0.1
Provisions for valuation allowance	112.9
Release of valuation allowance	(53.5)
Currency adjustment	5.3

Balance, April 30, 2018	443.3
Adjustment of net operating losses	(1.1)
Acquisitions	(1.4)
Method of accounting change	34.8
Provisions for valuation allowance	15.5
Release of valuation allowance	(26.8)
Currency adjustment	(12.9)

Balance, April 30, 2019	$451.4

As of April 30, 2019, we have U.S. Federal net operating loss deferred tax assets amounting to $25.7 million. These losses expire in various years between 2020 and 2038, the majority of which will expire between 2034 and 2037. We also have U.S. foreign tax credits of $0.9 million, U.S. research and development credits of $43.0 million, and alternative minimum credit carryovers of $8.7 million. In addition, we have state and local net operating losses and credits of $25.1 million and $2.4 million, respectively. Our state and local net operating losses expire in various years between 2020 and 2039. We currently have a deferred tax asset of $248.9 million relating to interest limitations under IRC Section 163(j), which has an indefinite carryforward. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards, interest carryforwards, and certain built-in losses or deductions. As a result of the Starmount Acquisition, the Predictix Acquisition and the GT Nexus Acquisition, Starmount, Predictix and GT Nexus experienced ownership changes that resulted in the application of Section 382 limitations. These limitations are, however, not expected to materially limit our ability to utilize Starmount, Predictix and GT Nexus’ net operating loss carryforwards. In addition, we experienced an ownership change as a result of the global restructuring that occurred April 5, 2012, that resulted in the application of a Section 382 limitation.

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

As of April 30, 2019, we have foreign net operating loss deferred tax assets amounting to $105.0 million. The majority of these losses relate to our subsidiary operations in the United Kingdom, Brazil, France, Austria, Luxembourg, Norway, Japan, Spain, Sweden, Hong Kong, Thailand, and Singapore. We also have certain foreign capital loss carryforward deferred tax assets of $32.4 million, the majority of which relate to our subsidiary operations in the United Kingdom and are not subject to expiry but do require us to generate certain qualified income in order to utilize. The foreign loss and credit carryforwards are subject to various limitations resulting from prior changes of ownership and the possibility of future changes of ownership may further limit our ability to utilize certain foreign loss and credit carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recorded a net decrease in our valuation allowance (including the impact of ASC 740-10) of $11.3 million in fiscal 2019, a net increase to our valuation allowance in fiscal 2018 of $59.4 million, and a net increase to our valuation allowance in fiscal 2017 of $43.0 million. In fiscal 2019, we released the valuation allowance on our deferred tax assets in the United Kingdom, Norway and Canada. The release of the valuation allowance on certain deferred tax assets in the United Kingdom of $18.6 million and Norway of $3.5 million was based on the removal of negative evidence related to the entities’ most recent three years of operating results whereas the release of the $0.8 million valuation allowance in Canada was the result of a tax planning strategy. In fiscal 2018 we released a $15.8 million valuation allowance on our deferred tax assets in France, based on the removal of negative evidence related to the entities’ most recent three years of operating results resulting from various operational restructuring. In fiscal 2017 we recorded a valuation allowance on our deferred tax assets in the U.S. based on the change in position of our U.S. operations from a net deferred tax liability position to a net deferred tax assets position, which resulted from various tax deductible charges incurred during the fourth quarter related to the closure of the KED Purchase. In addition, during the fourth quarter of fiscal 2017 we released a $17.5 million valuation allowance previously established for a net operating loss in Sweden as a result of the completion of a tax planning strategy. We also established a valuation allowance of $18.9 million in the fourth quarter of fiscal 2017 in the United Kingdom as a result of the establishment of negative evidence from the most recent three years of operating results. The valuation allowance and the change therein as of April 30, 2019 and 2018, primarily relate to disallowed carried forward interest expense as well as certain U.S. and foreign net operating losses, tax credits, and capital losses associated with our U.S. and foreign subsidiaries. No other valuation allowances were deemed necessary due to future possible sources of taxable income, including the anticipation of future taxable income and future reversals of existing taxable temporary differences. We continue to closely monitor on a quarterly basis the valuation allowances established for the deferred tax assets associated with our U.S. and Swedish operations which total $292.3 million and $50.7 million, respectively. The release of the valuation allowance associated with these deferred assets would generally be based on the removal of negative evidence related to the entities’ most recent three years of operating results. However, the majority of the U.S. valuation allowance relates to IRC Section 163J interest which is subject to strict limitation of use based upon interest and earnings levels and therefore would not be released as a result of the removal of negative evidence associated with our U.S. operational results. The accounting change to the valuation allowance reflected in the above table relates primarily to ARB 51 as well as ASC 606.

We continued to examine various tax structuring alternatives that may be executed during fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act.

Deferred taxes have not been recognized (with the exception of certain previously taxed earnings resulting from Subpart F and the one-time repatriation tax for IRC Section 986 losses from foreign subsidiaries and IRC Section 987 losses from U.S. branch operations) for the excess of the amount for financial reporting over the tax basis of the investment in each of our foreign subsidiaries because the undistributed earnings of each of our foreign subsidiaries are considered permanently reinvested. Therefore, these basis differences are not expected to reverse in the foreseeable future. It is not practicable to calculate the amount of the unrecognized deferred tax liability which would result if these basis differences reversed due to the complexities of the tax laws in various jurisdictions, the number of jurisdictions in which we operate, the complexity of our legal entity structure, and the hypothetical nature of the calculations. For purposes of the previously taxed earnings resulting from Subpart F and the one-time repatriation tax, the associated IRC Section 986 losses, as well as certain IRC Section 987 losses incurred from U.S. branch operations, the Company has recorded a gross deferred tax asset of $14.5 million to reflect the foreign exchange losses associated with these pools of unremitted earnings. In addition, the Company has established a valuation allowance of $14.5 million for this deferred tax asset as a result of the valuation allowance position of the Company’s U.S. operations.

As of April 30, 2019, we continue to consider available cash balances that existed at the end of fiscal 2019 related to undistributed earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.

Our income tax returns are routinely audited by taxing authorities and provisions are routinely made in our financial statements in anticipation of the results of these audits. The amount of these tax liabilities may be revised in future periods if estimates of our ultimate liability are revised.

The following summarizes the rollforward of our unrecognized tax benefits:

(in millions)
Balance, April 30, 2016	$155.3
Additions based on tax positions related to current year	9.3
Additions based on tax positions related to prior years	10.9
Reductions based on tax positions related to prior years	(2.0)
Reductions related to settlements	(3.0)
Reductions related to lapses in statute	(15.1)
Additions/(reductions) due to changes in foreign exchange rates	(5.4)

Balance, April 30, 2017	150.0
Additions based on tax positions related to current year	8.5
Additions based on tax positions related to prior years	2.8
Reductions based on tax positions related to prior years	(10.2)
Reductions related to settlements	(2.4)
Reductions related to lapses in statute	(51.0)
Additions/(reductions) due to changes in foreign exchange rates	6.3

Balance, April 30, 2018	104.0
Additions based on tax positions related to current year	10.8
Additions based on tax positions related to prior years	5.7
Reductions based on tax positions related to prior years	(2.3)
Reductions related to settlements	(0.2)
Reductions related to lapses in statute	(12.5)
Additions/(reductions) due to changes in foreign exchange rates	(3.8)

Balance, April 30, 2019	$101.7

The reversal of the unrecognized tax benefits above would have impacted our effective tax rate (through the recognition of an income tax benefit) at April 30, 2019, 2018, and 2017 by $41.5 million, $43.7 million and $71.9 million, respectively. During our upcoming fiscal year ending April 30, 2020, we expect that approximately $13.5 million of the unrecognized tax benefits above will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions.

We classify interest on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued interest on uncertain tax positions at April 30, 2019 and 2018, was $11.6 million and $11.8 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of interest expense recorded for uncertain tax positions for fiscal 2019, 2018 and 2017, net of income tax benefits was $0.4 million, $(6.1) million and $1.3 million, respectively.

We classify penalties on uncertain tax positions as provision (benefit) for income taxes in our Consolidated Statements of Operations. The amount of accrued penalties on uncertain tax positions at April 30, 2019 and 2018, was $2.9 million and $4.0 million, respectively, and is primarily reflected in other long-term liabilities on our Consolidated Balance Sheets. The amount of penalty expense recorded for uncertain tax positions for fiscal 2019, 2018 and 2017 was a benefit of $1.0 million, a benefit of $0.8 million and a benefit of $0.4 million, respectively. The fiscal 2019, 2018 and 2017 benefits were due to the expiration of the statute of limitations in various jurisdictions.

Domestically, we file a federal income tax return and generally file state income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2023. We are generally no longer subject to tax examinations domestically for years prior to fiscal 2015. We are also currently under examination in a number of state jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

Internationally, we generally file income tax returns in each jurisdiction in which we do business. The statutes of limitations for these returns, with some exceptions, run through 2025. We are generally no longer subject to tax examination internationally for years prior to fiscal 2013. We are currently under examination in a number of international jurisdictions. Management believes that we have adequately provided for any uncertain tax positions that may be addressed in these examinations.

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

We also have defined contribution plans in certain foreign locations. We recognized expense for contributions to our defined contribution plans of $14.6 million, $14.6 million and $12.9 million in fiscal 2019, 2018 and 2017, respectively.

Defined Benefit Plans

We maintain defined benefit plans for certain of our employees in the U.S. and various other countries which were assumed in connection with acquisitions we completed in prior years. The most significant of these defined benefit plans are in the United Kingdom, France, Germany, and Switzerland. Benefits under the various plans are based primarily on applicable legal requirements, years of service and compensation levels. Our defined benefit plans in the U.S., United Kingdom and Germany have been frozen with no further benefits accruing. During fiscal 2018 we liquidated our U.S. defined benefit plan. As of April 30, 2019, the remaining plans were funded to comply with the minimum legal funding requirements.

We used measurement dates of April 30, 2019 and 2018, respectively, for our pension plans and accrued benefit obligations. Actuarial valuations of the plans occur either on an annual or triennial basis, depending on jurisdictional statutes.

The following tables summarize the key data and assumptions for our defined benefit plans:

Change in Projected Benefit Obligation

	April 30,
(in millions)	2019	2018
Projected Benefit obligation, beginning of fiscal year	$127.3	$112.3
Benefit obligation assumed in acquisition and other	—	8.1
Service cost	2.7	2.9
Interest cost	3.1	2.8
Prior service cost	0.7	—
Plan participants’ contributions	0.5	0.7
Actuarial (gain) loss	2.6	0.8
Benefits payments	(5.1)	(5.9)
Assumption changes	0.8	(0.4)
Curtailment/settlement	(0.6)	(0.4)
Currency translation adjustment	(6.3)	6.4

Projected benefit obligation, end of fiscal year	$125.7	$127.3

Accumulated benefit obligation, end of fiscal year	$116.9	$118.9

Change in Plan Assets

	April 30,
(in millions)	2019	2018
Fair value of plan assets, beginning of fiscal year	$84.7	$73.7
Fair value of plan assets acquired	—	4.4
Actual return on plan assets	3.6	3.4
Employer contribution	3.1	3.8
Plan participants’ contributions	0.5	0.7
Benefits payments	(4.4)	(5.3)
Settlements	(0.2)	—
Currency translation adjustment	(4.1)	4.0

Fair value of plan assets, end of fiscal year	$83.2	$84.7

Funded status, end of fiscal year	$(42.5)	$(42.6)

Amounts Recognized on Our Consolidated Balance Sheets

	April 30,
(in millions)	2019	2018
Non-current asset	$—	$0.1
Current liability	(0.5)	(0.4)
Non-current liability	(42.0)	(42.3)

Total	$(42.5)	$(42.6)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

	April 30,
(in millions)	2019	2018	2017
Net actuarial gain (loss)	$(23.9)	$(21.7)	$(19.1)
Prior service cost	(0.6)	(0.1)	(0.3)
Tax	4.4	3.5	3.4

Total amounts recognized in accumulated other comprehensive income (loss)	$(20.1)	$(18.3)	$(16.0)

Components of Net Periodic Pension Cost

	Year Ended April 30,
(in millions)	2019	2018	2017
Service cost	$2.7	$2.9	$1.4
Interest cost	3.1	2.8	2.7
Amortization of prior service cost	0.1	0.2	0.1
Amortization of net actuarial (gain) loss	0.7	0.5	0.6
Expected return on plan assets	(4.1)	(4.2)	(3.2)
Curtailment/settlement	(0.4)	(0.2)	(0.4)

Net periodic pension cost	$2.1	$2.0	$1.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended April 30,
(in millions)	2019	2018	2017
Net actuarial gain (loss)	$(2.2)	$(2.6)	$0.6
Prior service cost	(0.4)	0.4	0.2
Amortization of prior service cost	(0.1)	(0.2)	(0.1)
Tax	0.9	0.1	(0.6)

Total recognized in other comprehensive income (loss)	$(1.8)	$(2.3)	$0.1

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(3.9)	$(4.3)	$(1.1)

Estimated Amortization to be Recognized as Part of Net Periodic Pension Cost in Fiscal 2020

(in millions)
Net actuarial (gain) loss	$0.6
Prior service cost	$0.3

Defined Benefit Plans with Accumulated Benefit Obligations that Exceed the Fair Value of the Plan Assets

The accumulated benefit obligation exceeds the fair value of the plan assets for the majority of our defined benefit plans. The pension benefits and the fair value of plan assets for those plans with accumulated benefit obligations in excess of plan assets were as follows:

	April 30,
(in millions)	2019	2018
Projected benefit obligation	$124.7	$127.1
Accumulated benefit obligation	$116.2	$118.7
Fair value of plan assets	$82.1	$84.4

Fair Value of Plan Assets

The fair value of defined benefit plans assets, as of April 30, 2019 and 2018, were as follows:

	April 30, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$49.0	$—	$49.0
Debt securities	—	25.6	—	25.6
Other	—	8.6	—	8.6

Total	$—	$83.2	$—	$83.2

	April 30, 2018
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Equity securities	$—	$53.3	$—	$53.3
Debt securities	—	23.8	—	23.8
Other	0.4	7.2	—	7.6

Total	$0.4	$84.3	$—	$84.7

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

	April 30,
	2019	2018	2017
Projected benefit obligation
Discount rate	2.3%	2.6%	2.2%
Rate of compensation increase	3.4%	3.5%	2.4%
Net periodic benefit cost
Discount rate	2.4%	2.4%	2.2%
Expected rate of return on plan assets	4.8%	4.9%	4.8%
Rate of compensation increase	3.5%	2.7%	2.5%

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

	Target Allocation Fiscal 2020	Percentage of Plan Assets at April 30, 2019
Equity securities	58.9%	58.9%
Debt instruments	30.8%	30.8%
Other	10.3%	10.3%

Future Contributions

We made contributions to our defined benefit pension plans of $3.1 million, $3.8 million and $2.2 million in fiscal 2019, 2018 and 2017, respectively. We expect to contribute approximately $3.8 million to our defined benefit plans during fiscal 2020.

Future Benefit Payments

As of April 30, 2019, we anticipate future benefit payments related to our defined benefit plans over the next 10 years will be as follows:

(in millions)
Fiscal 2020	$3.1
Fiscal 2021	2.9
Fiscal 2022	2.9
Fiscal 2023	3.0
Fiscal 2024	3.4
Fiscal 2025 through 2029	20.9

Total	$36.2

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

The following table presents financial information for our reportable segments for the periods indicated:

	Reportable Segment
(in millions, except percentages)	License	Maintenance	Consulting	Total
Fiscal 2019
Revenues	$938.3	$1,378.6	$855.7	$3,172.6
Cost of revenues	325.7	232.0	699.6	1,257.3
Direct sales and other costs	426.1	—	7.4	433.5

Sales margin	$186.5	$1,146.6	$148.7	$1,481.8

Sales margin %	19.9%	83.2%	17.4%	46.7%
Fiscal 2018
Revenues	$872.8	$1,409.7	$845.7	$3,128.2
Cost of revenues	278.2	237.1	683.9	1,199.2
Direct sales and other costs	433.9	—	10.6	444.5

Sales margin	$160.7	$1,172.6	$151.2	$1,484.5

Sales margin %	18.4%	83.2%	17.9%	47.5%
Fiscal 2017
Revenues	$733.2	$1,389.8	$735.8	$2,858.8
Cost of revenues	237.1	238.8	586.4	1,062.3
Direct sales and other costs	397.1	—	12.6	409.7

Sales margin	$99.0	$1,151.0	$136.8	$1,386.8

Sales margin %	13.5%	82.8%	18.6%	48.5%

The following table presents the reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments to total consolidated revenues, and our reportable segment sales margin to consolidated income (loss) before income tax for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
Reportable segment revenues	$3,172.6	$3,128.2	$2,858.8
Purchase accounting revenue adjustments (1)	(1.4)	(10.5)	(3.0)

Total revenues	$3,171.2	$3,117.7	$2,855.8

Reportable segment sales margin	$1,481.8	$1,484.5	$1,386.8
Other unallocated costs and operating expenses (2)	817.3	894.5	1,008.2
Amortization of intangible assets and depreciation	216.2	261.8	232.7
Restructuring costs	32.5	18.6	39.5

Income from operations	415.8	309.6	106.4
Total other expense, net	196.3	499.1	326.4

Income (loss) before income tax	$219.5	$(189.5)	$(220.0)

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
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

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
Fiscal 2019
SaaS subscriptions	$460.5	$113.9	$71.2	$645.6
Software license fees	147.4	105.8	38.1	291.3

Software subscriptions and license fees	607.9	219.7	109.3	936.9
Product updates and support fees	870.5	398.6	109.5	1,378.6

Software revenues	1,478.4	618.3	218.8	2,315.5
Consulting services and other fees	434.6	348.3	72.8	855.7

Total revenues	$1,913.0	$966.6	$291.6	$3,171.2

Fiscal 2018
SaaS subscriptions	$388.2	$87.1	$57.0	$532.3
Software license fees	181.5	116.1	35.0	332.6

Software subscriptions and license fees	569.7	203.2	92.0	864.9
Product updates and support fees	887.6	410.1	110.7	1,408.4

Software revenues	1,457.3	613.3	202.7	2,273.3
Consulting services and other fees	435.8	343.2	65.4	844.4

Total revenues	$1,893.1	$956.5	$268.1	$3,117.7

Fiscal 2017
SaaS subscriptions	$307.7	$46.3	$39.3	$393.3
Software license fees	194.4	111.4	32.0	337.8

Software subscriptions and license fees	502.1	157.7	71.3	731.1
Product updates and support fees	903.7	378.3	107.0	1,389.0

Software revenues	1,405.8	536.0	178.3	2,120.1
Consulting services and other fees	387.7	291.2	56.8	735.7

Total revenues	$1,793.5	$827.2	$235.1	$2,855.8

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
April 30, 2019	$127.5	$25.5	$19.1	$172.1
April 30, 2018	$121.9	$22.9	$16.1	$160.9

The following table sets forth our revenues attributable to the U.S., our country of domicile, and foreign countries, based on the country at which each sale originates, for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
United States	$1,744.1	$1,713.4	$1,627.9
All other countries	1,427.1	1,404.3	1,227.9

Total revenues	$3,171.2	$3,117.7	$2,855.8

The following table sets forth long-lived tangible assets by country at the dates indicated:

	April 30,
(in millions)	2019	2018
United States	$125.9	$119.7
All other countries	46.2	41.2

Total long-lived tangible assets	$172.1	$160.9

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

21. Related Party Transactions

Our largest investors are our sponsors, KED, the investment and acquisition subsidiary of Koch Industries, Golden Gate Capital, and until December 2018, Summit Partners. See Note 13, Common Stock.

On January 16, 2019, we announced that KED and Golden Gate Capital had agreed to make additional investments of $1.5 billion in Infor and our affiliate companies. A portion of the proceeds related to these investments was used to acquire Summit Partners’ interest in Infor and the affiliates of Infor’s parent company in December 2018, and approximately $500.0 million was received to repay our Senior Secured Notes in February 2019. In addition, subsequent to fiscal year end, in May 2019, our affiliates received $742.5 million in conjunction with the redemption of the HoldCo Notes. See Equity Contributions below, and Note 12, Debt - Affiliate Company Borrowings.

The following is a summary of our transactions with our sponsors and other related parties.

Sponsor Management and Other Fees

We have entered into advisory agreements with Golden Gate Capital and Summit Partners pursuant to which we have retained them to provide advisory services relating to financing and strategic business planning, acquisitions and investments, analysis and oversight, executive recruiting, certain other services and the reimbursement of reasonable out-of-pocket expenses. These advisory agreements are for an initial term of ten years with the annual management fees payable to Golden Gate Capital and Summit Partners on a quarterly basis. In addition, Infor Enterprise, Golden Gate Capital and Summit Partners have entered into a similar advisory agreement with KED. Under these advisory agreements, the total contractual annual management fee due is approximately $8.0 million which is payable to our sponsors based on the provisions in the applicable agreements. We recognized these management fees as a component of general and administrative expenses in our Consolidated Statement of Operations. We operated under these agreements through December 2018. With the change in our sponsors discussed above, Summit Partners is no longer party to these agreements. Going forward, the total contractual annual management fee is payable to our remaining sponsors. The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

The following table sets forth management fees and applicable expenses rendered under the advisory agreements for the periods indicated:

	Year Ended April 30,
(in millions)	2019	2018	2017
Koch Industries	$4.0	$4.0	$0.8
Golden Gate Capital	3.5	3.4	4.8
Summit Partners	0.6	0.9	1.8

Total management fees and expenses	$8.1	$8.3	$7.4

At April 30, 2019, approximately $0.6 million and $0.6 million of the sponsor management fees remained unpaid related to Koch Industries and Golden Gate Capital, respectively.

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

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by the sponsors. Revenues related to our software products and our professional services provided to companies owned by Koch Industries, Golden Gate Capital and Summit Partners are made at our customary rates and are recognized according to our revenue recognition policy as described in Note 2, Summary of Significant Accounting Policies. Revenues from companies affiliated with Koch Industries were $32.7 million, $23.2 million, and $1.2 million in fiscal 2019, 2018, and 2017, respectively. Revenues from Golden Gate Capital-owned companies were approximately $3.3 million, $2.4 million and $1.9 million in fiscal 2019, 2018 and 2017, respectively. We had an insignificant amount of revenues from companies owned by Summit Partners in fiscal 2019, 2018, and 2017.

In addition, we have made payments or accrued amounts to be paid to companies owned by Golden Gate Capital for products and services of $1.1 million, $2.6 million and $12.1 million in fiscal 2019, 2018 and 2017, respectively. We have made an insignificant amount of payments for products and services to Koch Industries affiliated companies, and companies owned by Summit Partners, in fiscal 2019, 2018 and 2017.

Koch SaaS Agreements

In fiscal 2019, we entered into SaaS subscription agreements with affiliates of Koch Industries for various Infor software over terms from two to five years. These agreements totaled approximately $7.2 million with annual SaaS subscription revenues of approximately $1.5 million per year.

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

In the fourth quarter of fiscal 2017, we entered into a SaaS subscription agreement with Koch Business Solutions, LP (KBS), an affiliate of Koch Industries (the Koch SaaS Agreement) under which KBS agreed to subscriptions to our CloudSuite HCM and CloudSuite Financials software, with original terms of five years, both at our customary rates. Infor and KBS amended the SaaS subscription agreement in fiscal 2019. The CloudSuite HCM subscription under the amended Koch SaaS Agreement totals approximately $66.4 million with average annual SaaS subscription revenues of approximately $6.7 million over a ten-year subscription term. The CloudSuite Financials subscription under the amended Koch SaaS Agreement totals approximately $8.1 million with average annual SaaS subscription revenues of approximately $1.6 million over a five-year subscription term.

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

Equity Contributions

In the fourth quarter of fiscal 2019, our sponsors made new capital contributions to IGS Holding of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. This $500.0 million represents a portion of the additional investments that we announced on January 16, 2019, discussed above. Infor’s proceeds from the new equity contribution were used to redeem our Senior Secured Notes on that date. See Note 12, Debt - First Lien Senior Secured Notes.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and Infor Software Parent, LLC, of $58.8 million and $58.5 million as of April 30, 2019 and 2018, respectively. The historic receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of Infor Software Parent, LLC and activity related to our Tax Allocation Agreement discussed below. These receivables are included in receivable from stockholders in the equity section on our Consolidated Balance Sheets.

Infor has entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and Infor Software Parent, LLC. See Note 2, Summary of Significant Accounting Policies – Income Taxes. Payments made under the Tax Allocation Agreement have been recorded against affiliate payable, which is included in accounts payable on our Consolidated Balance Sheets. We did not make any payments under the Tax Allocation Agreement in fiscal 2019 and 2018. We had no amounts payable under the Tax Allocation Agreement as of April 30, 2019 and 2018.

Dividends Paid to Affiliates

Fiscal 2019

In fiscal 2019 we paid dividends to our affiliate companies totaling $76.8 million and $45.0 million were accrued as of April 30, 2019.

In April 2019, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash with amounts we funded through dividend distributions from Infor to HoldCo of $26.7 million, which were accrued as of April 30, 2019. In addition, as of April 30, 2019, we had accrued dividend distributions of approximately $18.3 million to HoldCo related to HoldCo’s redemption of the HoldCo Notes. See Note 12, Debt - Affiliate Company Borrowings. These dividends were paid in the first quarter of fiscal 2020.

In the third quarter of fiscal 2019, we paid dividends to HoldCo totaling $26.8 million related primarily to the funding of semi-annual interest on our affiliate’s debt. In October 2018, HoldCo elected to pay the semi-annual interest due related to the HoldCo Notes of approximately $26.7 million in cash with amounts we funded through dividend distributions from Infor to HoldCo.

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

Fiscal 2018

In fiscal 2018, we paid dividends to certain of our affiliates totaling $23.7 million including the following:

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

22. Supplemental Guarantor Financial Information

The Senior Notes issued by Infor (US), Inc., are fully and unconditionally guaranteed except for certain customary automatic release provisions, jointly and severally, by Infor, its parent company, and substantially all of its existing and future 100% owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 12, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the Senior Notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Consolidating Balance Sheets as of April 30, 2019 and 2018, our Consolidating Statements of Operations and Comprehensive Income (Loss), and our Consolidating Statements of Cash Flows for the fiscal years ended April 30, 2019, 2018, and 2017.

During the preparation of the condensed consolidating financial information of Infor, Inc. and Subsidiaries for the year ended April 30, 2019, management identified errors in (i) the presentation of equity in (earnings) loss of subsidiaries, net income (loss), net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Infor, Inc. in the Parent, Issuer and Eliminations columns of our Consolidating Statements of Operations and Comprehensive Income (Loss), (ii) the presentation of comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent, Issuer and Eliminations columns of the Consolidating Statements of Operations and Comprehensive Income (Loss), and (iii) the manner in which certain intercompany transactions were classified and presented that occurred between the Parent, Issuer and Non-Guarantor Subsidiaries which impacted the related columns in addition to the Eliminations column in the Consolidating Statements of Cash Flows and the Parent, Issuer and Eliminations columns in the Consolidating Balance Sheets. The cash flow errors were due to the following issues: (i) we presented all dividends, contributions, and intercompany loan activity in the financing section, as opposed to reflecting the activity as either financing or investing with a corresponding elimination amount; and (ii) we did not include constructive receipt of cash in the Parent column for cash that moved directly between the Issuer and affiliate companies of the parent of Infor, Inc. These errors impacted disclosures for the fiscal years ended April 30, 2018 and 2017, as presented in our fiscal 2018 Form 10-K.

The Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised for error (i) and (ii) identified above, resulting in impacts to net income (loss) and net income (loss) attributable to Infor, Inc. in the Parent column of $1.1 million and $0.6 million for the years ended April 30, 2018 and 2017, respectively, and the Issuer column of $1.1 million and $1.0 million for the years ended April 30, 2018 and 2017, respectively. The Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised resulting in impacts to comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent column of $135.7 million and $85.8 million for the years ended April 30, 2018 and 2017, respectively, and in the Issuer column of $133.2 million and $92.9 million, for the years ended April 30, 2018 and 2017, respectively. The Consolidating Statements of Cash Flows have been revised resulting in impacts to cash flows provided by (used in) investing activities and financing activities for error (iii) identified above. The impacts to cash flows provided by (used in) investing activities in the Parent column were $51.3 million and $26.9 million for the years ended April 30, 2018 and 2017, respectively. The impacts to cash flows provided by (used in) investing activities in the Issuer column were $0.0 million and $386.0 million for the years ended April 30, 2018 and 2017, respectively. The impacts to cash flows provided by (used in) investing activities in the Non-Guarantor Subsidiaries column were $36.3 million and $1.1 million for the years ended April 30, 2018 and 2017, respectively. The impacts to cash flows provided by (used in) financing activities in the Parent column were $51.3 million and $26.9 million for the years ended April 30, 2018 and 2017, respectively. The impacts to cash flows provided by (used in) financing activities in the Issuer column were $0.0 million and $386.0 million for the years ended April 30, 2018 and 2017, respectively. The impacts to cash flows provided by (used in) financing activities in the Non-Guarantor Subsidiaries column were $36.3 million and $1.1 million for the years ended April 30, 2018 and 2017, respectively. We have revised the Consolidating Balance Sheets based on error (iii) identified above resulting in impacts to affiliate receivable and accrued expenses in the Parent column of $50.0 million and $50.0 million and a reclassification in the Issuer column resulting in impacts to affiliate payable and accrued expenses of $50.0 million for the year ended April 30, 2018. The errors, which we have determined are not material to this disclosure, are eliminated upon consolidation and therefore have no impact on our Guarantor subsidiaries or consolidated financial statements. The Company has revised the condensed Consolidating Balance Sheets, Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Statements of Cash Flows for the fiscal years ended April 30, 2018 and 2017 to correct for these errors. We will correct the errors associated with all prior period interim disclosures in our future quarterly Form 10-Q filings.

We periodically consolidate our operating subsidiaries, primarily Guarantor Subsidiaries, into Infor (US), Inc. When such consolidations occur, we retrospectively adjust the Subsidiary Issuer and Guarantor Subsidiary columns accordingly for all periods presented below.

Condensed Consolidating Balance Sheets

	April 30, 2019
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105.3	$—	$251.1	$—	$356.4
Accounts receivable, net	—	254.9	12.6	249.3	—	516.8
Prepaid expenses	—	156.5	3.7	48.3	—	208.5
Income tax receivable	—	10.4	0.1	4.4	—	14.9
Other current assets	—	11.5	1.4	31.9	—	44.8
Affiliate receivable	45.0	143.2	163.9	167.3	(519.4)	—

Total current assets	45.0	681.8	181.7	752.3	(519.4)	1,141.4
Property and equipment, net	—	125.9	—	46.2	—	172.1
Intangible assets, net	—	472.7	0.1	92.2	—	565.0
Goodwill	—	2,974.6	62.6	1,545.2	—	4,582.4
Deferred tax assets	—	0.3	0.1	116.1	(0.1)	116.4
Other assets	—	121.0	3.4	51.0	—	175.4
Affiliate receivable	—	124.2	—	157.6	(281.8)	—
Investment in subsidiaries	—	1,937.8	—	—	(1,937.8)	—

Total assets	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$99.2	$—	$23.4	$—	$122.6
Income taxes payable	—	0.3	—	51.1	—	51.4
Accrued expenses	45.0	230.6	1.9	188.8	—	466.3
Deferred revenue	—	747.6	28.1	412.3	—	1,188.0
Affiliate payable	29.4	374.5	1.1	114.4	(519.4)	—
Current portion of long-term obligations	—	27.5	—	—	—	27.5

Total current liabilities	74.4	1,479.7	31.1	790.0	(519.4)	1,855.8
Long-term debt	—	5,154.2	—	—	—	5,154.2
Deferred tax liabilities	—	44.4	—	9.0	(0.1)	53.3
Affiliate payable	58.2	157.6	—	66.0	(281.8)	—
Other long-term liabilities	—	80.3	0.5	166.7	—	247.5
Losses in excess of investment in subsidiaries	477.9	—	—	—	(477.9)	—

Total liabilities	610.5	6,916.2	31.6	1,031.7	(1,279.2)	7,310.8
Total Infor, Inc. stockholders’ equity (deficit)	(565.5)	(477.9)	216.3	1,721.5	(1,459.9)	(565.5)
Noncontrolling interests	—	—	—	7.4	—	7.4

Total stockholders’ equity (deficit)	(565.5)	(477.9)	216.3	1,728.9	(1,459.9)	(558.1)

Total liabilities and stockholders’ equity (deficit)	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

	April 30, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$100.1	$—	$317.5	$—	$417.6
Accounts receivable, net	—	251.2	12.8	241.9	—	505.9
Prepaid expenses	—	112.7	2.8	44.5	—	160.0
Income tax receivable	—	10.1	0.1	3.7	—	13.9
Other current assets	—	6.2	—	19.1	—	25.3
Affiliate receivable	50.0	128.0	142.1	205.8	(525.9)	—

Total current assets	50.0	608.3	157.8	832.5	(525.9)	1,122.7
Property and equipment, net	—	119.8	—	41.1	—	160.9
Intangible assets, net	—	573.8	0.3	115.7	—	689.8
Goodwill	—	2,959.4	62.6	1,628.5	—	4,650.5
Deferred tax assets	—	0.3	0.1	77.0	—	77.4
Other assets	—	31.4	2.4	81.4	—	115.2
Affiliate receivable	—	116.9	—	175.5	(292.4)	—
Investment in subsidiaries	—	2,100.2	—	—	(2,100.2)	—

Total assets	$50.0	$6,510.1	$223.2	$2,951.7	$(2,918.5)	$6,816.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$53.2	$—	$29.4	$—	$82.6
Income taxes payable	—	0.2	—	60.3	—	60.5
Accrued expenses	50.0	212.3	3.2	187.4	—	452.9
Deferred revenue	—	690.0	27.7	426.1	—	1,143.8
Affiliate payable	29.4	395.9	1.6	99.0	(525.9)	—
Current portion of long-term obligations	—	42.5	—	—	—	42.5

Total current liabilities	79.4	1,394.1	32.5	802.2	(525.9)	1,782.3
Long-term debt	—	5,765.8	—	—	—	5,765.8
Deferred tax liabilities	—	32.3	—	9.6	—	41.9
Affiliate payable	58.2	175.5	—	58.7	(292.4)	—
Other long-term liabilities	—	73.4	1.7	161.2	—	236.3
Losses in excess of investment in subsidiaries	931.0	—	—	—	(931.0)	—

Total liabilities	1,068.6	7,441.1	34.2	1,031.7	(1,749.3)	7,826.3
Total Infor, Inc. stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,911.2	(1,169.2)	(1,018.6)
Noncontrolling interests	—	—	—	8.8	—	8.8

Total stockholders’ equity (deficit)	(1,018.6)	(931.0)	189.0	1,920.0	(1,169.2)	(1,009.8)

Total liabilities and stockholders’ equity (deficit)	$50.0	$6,510.1	$223.2	$2,951.7	$(2,918.5)	$6,816.5

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year Ended April 30, 2019
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
SaaS subscriptions	$—	$500.1	$13.3	$132.2	$—	$645.6
Software license fees	—	127.9	4.9	158.5	—	291.3

Software subscriptions and license fees	—	628.0	18.2	290.7	—	936.9
Product updates and support fees	—	785.5	32.7	560.4	—	1,378.6

Software revenues	—	1,413.5	50.9	851.1	—	2,315.5
Consulting services and other fees	—	375.6	27.1	453.0	—	855.7

Total revenues	—	1,789.1	78.0	1,304.1	—	3,171.2

Operating expenses:
Cost of SaaS subscriptions	—	234.7	1.3	44.0	—	280.0
Cost of software license fees	—	27.2	0.1	18.7	—	46.0
Cost of product updates and support fees	—	124.3	2.9	104.9	—	232.1
Cost of consulting services and other fees	—	324.5	16.0	359.7	—	700.2
Sales and marketing	—	289.4	19.1	188.9	—	497.4
Research and development	—	300.2	5.6	193.2	—	499.0
General and administrative	—	141.6	—	94.2	—	235.8
Amortization of intangible assets and depreciation	—	170.2	0.2	45.8	—	216.2
Restructuring costs	—	17.8	0.3	14.4	—	32.5
Acquisition-related and other costs	—	12.0	—	4.2	—	16.2
Affiliate (income) expense, net	—	30.8	8.0	(38.8)	—	—

Total operating expenses	—	1,672.7	53.5	1,029.2	—	2,755.4

Income from operations	—	116.4	24.5	274.9	—	415.8

Other expense, net:
Interest expense, net	—	320.7	—	(0.4)	—	320.3
Affiliate interest (income) expense, net	—	7.1	—	(7.1)	—	—
Loss on extinguishment of debt	—	15.2	—	—	—	15.2
Other (income) expense, net	—	(138.3)	(0.1)	(0.8)	—	(139.2)

Total other expense, net	—	204.7	(0.1)	(8.3)	—	196.3

Income (loss) before income tax	—	(88.3)	24.6	283.2	—	219.5
Income tax provision (benefit)	—	20.5	(0.5)	56.1	—	76.1
Equity in (earnings) loss of subsidiaries	(142.0)	(250.8)	—	—	392.8	—

Net income (loss)	142.0	142.0	25.1	227.1	(392.8)	143.4
Net income (loss) attributable to noncontrolling interests	—	—	—	1.4	—	1.4

Net income (loss) attributable to Infor, Inc.	$142.0	$142.0	$25.1	$225.7	$(392.8)	$142.0

Comprehensive income (loss)	11.5	11.5	25.1	94.3	(130.5)	11.9
Noncontrolling interests comprehensive income (loss)	—	—	—	0.4		0.4

Comprehensive income (loss) attributable to Infor, Inc.	$11.5	$11.5	$25.1	$93.9	$(130.5)	$11.5

	Year Ended April 30, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$433.5	$9.6	$89.2	$—	$532.3
Software license fees	—	159.6	5.3	167.7	—	332.6

Software subscriptions and license fees	—	593.1	14.9	256.9	—	864.9
Product updates and support fees	—	801.0	33.1	574.3	—	1,408.4

Software revenues	—	1,394.1	48.0	831.2	—	2,273.3
Consulting services and other fees	—	380.9	22.5	441.0	—	844.4

Total revenues	—	1,775.0	70.5	1,272.2	—	3,117.7

Operating expenses:
Cost of SaaS subscriptions	—	195.0	1.0	33.5	—	229.5
Cost of software license fees	—	28.5	0.1	20.5	—	49.1
Cost of product updates and support fees	—	123.2	2.7	112.7	—	238.6
Cost of consulting services and other fees	—	319.9	14.8	351.5	—	686.2
Sales and marketing	—	309.5	24.5	190.9	—	524.9
Research and development	—	290.3	5.7	193.2	—	489.2
General and administrative	—	152.6	—	134.7	—	287.3
Amortization of intangible assets and depreciation	—	217.2	0.5	44.1	—	261.8
Restructuring costs	—	7.6	0.1	10.9	—	18.6
Acquisition-related and other costs	—	20.0	—	2.9	—	22.9
Affiliate (income) expense, net	—	46.1	2.5	(48.6)	—	—

Total operating expenses	—	1,709.9	51.9	1,046.3	—	2,808.1

Income from operations	—	65.1	18.6	225.9	—	309.6

Other expense, net:
Interest expense, net	—	318.0	—	(0.1)	—	317.9
Affiliate interest (income) expense, net	—	5.8	—	(5.8)	—	—
Other (income) expense, net	—	169.1	0.1	12.0	—	181.2

Total other expense, net	—	492.9	0.1	6.1	—	499.1

Income (loss) before income tax	—	(427.8)	18.5	219.8	—	(189.5)
Income tax provision (benefit)	—	(21.3)	(1.1)	23.9	—	1.5
Equity in (earnings) loss of subsidiaries	192.1	(214.4)	—	—	22.3	—

Net income (loss)	(192.1)	(192.1)	19.6	195.9	(22.3)	(191.0)
Net income (loss) attributable to noncontrolling interests	—	—	—	1.1	—	1.1

Net income (loss) attributable to Infor, Inc.	$(192.1)	$(192.1)	$19.6	$194.8	$(22.3)	$(192.1)

Comprehensive income (loss)	(55.3)	(55.3)	19.6	329.9	(293.4)	(54.5)
Noncontrolling interests comprehensive income (loss)	—	—	—	0.8	—	0.8

Comprehensive income (loss) attributable to Infor, Inc.	$(55.3)	$(55.3)	$19.6	$329.1	$(293.4)	$(55.3)

	Year Ended April 30, 2017
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$344.4	$3.5	$45.4	$—	$393.3
Software license fees	—	177.7	4.1	156.0	—	337.8

Software subscriptions and license fees	—	522.1	7.6	201.4	—	731.1
Product updates and support fees	—	822.6	31.3	535.1	—	1,389.0

Software revenues	—	1,344.7	38.9	736.5	—	2,120.1
Consulting services and other fees	—	339.2	19.5	377.0	—	735.7

Total revenues	—	1,683.9	58.4	1,113.5	—	2,855.8

Operating expenses:
Cost of SaaS subscriptions	—	149.5	0.1	24.9	—	174.5
Cost of software license fees	—	39.8	—	23.3	—	63.1
Cost of product updates and support fees	—	128.9	2.6	110.5	—	242.0
Cost of consulting services and other fees	—	267.0	13.6	309.9	—	590.5
Sales and marketing	—	300.5	26.0	172.6	—	499.1
Research and development	—	273.9	6.1	175.8	—	455.8
General and administrative	—	158.6	—	78.4	—	237.0
Amortization of intangible assets and depreciation	—	180.4	1.4	50.9	—	232.7
Restructuring costs	—	7.8	—	31.7	—	39.5
Acquisition-related and other costs	—	207.2	0.3	7.7	—	215.2
Affiliate (income) expense, net	—	51.5	(3.1)	(48.4)	—	—

Total operating expenses	—	1,765.1	47.0	937.3	—	2,749.4

Income from operations	—	(81.2)	11.4	176.2	—	106.4

Other expense, net:
Interest expense, net	—	318.0	—	(0.3)	—	317.7
Affiliate interest (income) expense, net	—	(14.8)	—	14.8	—	—
Loss on extinguishment of debt	—	4.6	—	—	—	4.6
Other (income) expense, net	—	(17.2)	—	21.3	—	4.1

Total other expense, net	—	290.6	—	35.8	—	326.4

Income (loss) before income tax	—	(371.8)	11.4	140.4	—	(220.0)
Income tax provision (benefit)	—	(70.1)	5.9	30.4	—	(33.8)
Equity in loss (earnings) of subsidiaries	186.8	(114.5)	—	—	(72.3)	—

Net income (loss)	(186.8)	(187.2)	5.5	110.0	72.3	(186.2)
Net income (loss) attributable to noncontrolling interests	—	(0.4)	—	1.0	—	0.6

Net income (loss) attributable to Infor, Inc.	$(186.8)	$(186.8)	$5.5	$109.0	$72.3	$(186.8)

Comprehensive income (loss)	(272.0)	(272.4)	5.5	17.7	249.4	(271.8)
Noncontrolling interests comprehensive income (loss)	—	(0.4)	—	0.6	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(272.0)	$(272.0)	$5.5	$17.1	$249.4	$(272.0)

Condensed Consolidating Statements of Cash Flows

	Year Ended April 30, 2019
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(6.5)	$—	$243.8	$—	$237.3

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(13.7)	—	(37.9)	—	(51.6)
Equity contributions made	(485.0)	—	—	—	485.0	—
Dividends received	76.8	251.6	—	—	(328.4)	—
Proceeds from (payments to) affiliates within group	—	(4.0)	—	13.4	(9.4)	—
Purchases of property, equipment and software	—	(68.0)	—	(15.9)	—	(83.9)

Net cash used in investing activities	(408.2)	165.9	—	(40.4)	147.2	(135.5)

Cash flows from financing activities:
Equity contributions received	485.0	485.0	—	—	(485.0)	485.0
Dividends paid	(76.8)	(76.8)	—	(251.6)	328.4	(76.8)
Payments on capital lease obligations	—	(0.5)	—	(2.1)	—	(2.6)
Payments on long-term debt	—	(538.4)	—	—	—	(538.4)
Proceeds from (payments to) affiliates within group	—	(13.4)	—	4.0	9.4	—
Deferred financing and early debt redemption fees paid	—	(7.9)	—	—	—	(7.9)
Deferred purchase price and contingent consideration	—	—	—	(2.0)	—	(2.0)
Other	—	(2.0)	—	(1.7)	—	(3.7)

Net cash provided by (used in) financing activities	408.2	(154.0)	—	(253.4)	(147.2)	(146.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(14.2)	—	(14.2)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	5.4	—	(64.2)	—	(58.8)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.1	—	329.6	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$105.5	$—	$265.4	$—	$370.9

	Year Ended April 30, 2018
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$133.4	$—	$173.7	$—	$307.1

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(70.3)	—	(17.9)	—	(88.2)
Equity contributions made	(75.0)	—	—	—	75.0	—
Dividends received	23.7	—	—	—	(23.7)	—
Proceeds from (payments to) affiliates within group	—	—	—	(36.3)	36.3	—
Purchase of other investments	—	(0.3)	—	—	—	(0.3)
Purchases of property, equipment and software	—	(77.6)	—	(19.9)	—	(97.5)

Net cash used in investing activities	(51.3)	(148.2)	—	(74.1)	87.6	(186.0)

Cash flows from financing activities:
Equity contributions received	75.0	75.0	—	—	(75.0)	75.0
Dividends paid	(23.7)	(23.7)	—	—	23.7	(23.7)
Payments on capital lease obligations	—	(1.2)	—	(1.5)	—	(2.7)
Proceeds from issuance of debt	—	1,176.5	—	—	—	1,176.5
Payments on long-term debt	—	(1,198.7)	—	—	—	(1,198.7)
Proceeds from (payments to) affiliates within group	—	36.3	—	—	(36.3)	—
Deferred financing and early debt redemption fees paid	—	(0.7)	—	—	—	(0.7)
Deferred purchase price and contingent consideration	—	(35.9)	—	(5.5)	—	(41.4)
Other	—	(1.8)	—	(1.5)	—	(3.3)

Net cash provided by (used in) financing activities	51.3	25.8	—	(8.5)	(87.6)	(19.0)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	8.5	—	8.5

Net increase (decrease) in cash, cash equivalents and restricted cash	—	11.0	—	99.6	—	110.6
Cash, cash equivalents and restricted cash at the beginning of the period	—	89.1	—	230.0	—	319.1

Cash, cash equivalents and restricted cash at the end of the period	$—	$100.1	$—	$329.6	$—	$429.7

	Year Ended April 30, 2017
	Infor, Inc.	Infor (US), Inc.	Guarantor	Non-Guarantor		Total
(in millions)	(Parent)	(Subsidiary Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$16.4	$—	$121.4	$—	$137.8

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	(169.5)	—	(33.2)	—	(202.7)
Equity contributions made	(145.0)	(1.0)	—	—	146.0	—
Dividends received	171.9	1.1	—	—	(173.0)	—
Proceeds from (payments to) affiliates within group	—	387.6	—	1.1	(388.7)	—
Purchase of other investments	—	(0.1)	—	—	—	(0.1)
Purchases of property, equipment and software	—	(71.0)	—	(10.2)	—	(81.2)

Net cash used in investing activities	26.9	147.1	—	(42.3)	(415.7)	(284.0)

Cash flows from financing activities:
Equity contributions received	145.0	145.0	—	1.0	(146.0)	145.0
Dividends paid	(171.9)	(171.9)	—	(1.1)	173.0	(171.9)
Distributions under tax sharing arrangement	—	(9.1)	—	—	—	(9.1)
Payments on capital lease obligations	—	(2.1)	—	(2.0)	—	(4.1)
Proceeds from issuance of debt	—	3,214.6	—	—	—	3,214.6
Payments on long-term debt	—	(3,272.1)	—	—	—	(3,272.1)
Proceeds from (payments to) affiliates within group	—	(1.1)	—	(387.6)	388.7	—
Deferred financing and early debt redemption fees paid	—	(1.9)	—	—	—	(1.9)
Purchase of non-controlling interests	—	(138.0)	—	—	—	(138.0)
Other	—	(1.6)	—	(1.2)	—	(2.8)

Net cash provided by (used in) financing activities	(26.9)	(238.2)	—	(390.9)	415.7	(240.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(10.6)	—	(10.6)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(74.7)	—	(322.4)	—	(397.1)
Cash, cash equivalents and restricted cash at the beginning of the period	—	163.8	—	552.4	—	716.2

Cash, cash equivalents and restricted cash at the end of the period	$—	$89.1	$—	$230.0	$—	$319.1

23. Supplemental Quarterly Financial Information (unaudited)

The following tables present certain unaudited quarterly financial information for fiscal 2019 and 2018. This supplemental quarterly financial information reflects all normal recurring adjustments, in the opinion of management, necessary to fairly state our results of operations for the periods presented when read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

	Quarter Ended
(in millions)	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019
Fiscal 2019
Total revenues	$782.7	$799.4	$789.8	$799.3
Restructuring costs	$5.1	$5.7	$6.0	$15.7
Acquisition-related and other costs	$4.7	$4.3	$4.2	$3.0
All other operating expenses	$658.0	$679.1	$675.0	$694.6
Income from operations	$114.9	$110.3	$104.6	$86.0
Net income (loss)	$77.6	$79.4	$(22.2)	$8.6
Net income (loss) attributable to Infor, Inc.	$77.3	$78.9	$(22.6)	$8.4

	Quarter Ended
(in millions)	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018
Fiscal 2018
Total revenues	$759.7	$775.4	$776.5	$806.1
Restructuring costs	$4.7	$5.5	$1.7	$6.7
Acquisition-related and other costs	$7.4	$5.4	$5.4	$4.7
All other operating expenses	$652.2	$683.6	$749.2	$681.6
Income from operations	$95.4	$80.9	$20.2	$113.1
Net income (loss)	$(175.0)	$24.5	$(166.6)	$126.1
Net income (loss) attributable to Infor, Inc.	$(175.3)	$24.2	$(166.8)	$125.8