Form 10-K/A
period 2019-04-30
Infor, Inc.
filed 2019-07-24
CIK 1556148

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

(646) 336-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None

Title of each class	Trading Symbol	Name of exchange on which registered
N/A	N/A	N/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is filed by Infor, Inc. to amend our Annual Report on Form 10-K for the annual period from May 1, 2018 to April 30, 2019, which was filed with the U.S. Securities and Exchange Commission (the SEC) on June 25, 2019 (the Original Filing). The purpose of the Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing.

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

i

INFOR, INC.

FORM 10-K/A

FISCAL YEAR ENDED April 30, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Infor Executive Officers and Directors

The names, ages and current positions of the executive officers and directors of Infor, Inc. as of July 15, 2019, are listed in the table below:

Name	Age	Position
Charles Phillips	60	Chief Executive Officer and Director
Kevin Samuelson	45	Chief Financial Officer
Pam Murphy	46	Chief Operating Officer
Soma Somasundaram	59	Chief Technology Officer
Doug Ceto	34	Director
Rishi Chandna	41	Director
David Dominik	63	Director
Steven J. Feilmeier	57	Director
Matthew Flamini	54	Director
James B. Hannan	53	Director
Sanjay Poonen	49	Director
Jim Schaper	67	Director
Anthony J. Sementelli	56	Director
Brett D. Watson	38	Director

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

Pam Murphy, Chief Operating Officer

Ms. Murphy has served as our Chief Operating Officer since October 2011 and as our Senior Vice President of Operations from December 2010 to September 2011. Before joining Infor, Ms. Murphy spent 11 years at Oracle, where she was responsible for a wide range of operational and financial functions which included running Global Sales Operations, running Consulting Operations for Europe, Middle East and Africa, and running the Field Finance function for Oracle’s Global Business Units. Prior to joining Oracle, Ms. Murphy was with Andersen Consulting and Arthur Andersen. Ms. Murphy also serves on the board of directors of Rockwell Automation, Inc. Ms. Murphy earned her business and accounting degree from the University of Cork, Ireland and is a Fellow of the Institute of Chartered Accountants.

Soma Somasundaram, Chief Technology Officer

Mr. Somasundaram has served as our Chief Technology Officer since March 2018, and as our Executive Vice President of Global Product Development from November 2011 to February 2018. Prior to serving in that role, Mr. Somasundaram held various senior management positions in development at Infor since August 1991. Before joining Infor, Mr. Somasundaram worked at Novartis and Unisys. Mr. Somasundaram has Bachelor’s and Master’s degrees in systems engineering and management from Birla Institute of Technology and Science, Pilani, India.

Doug Ceto, Director

Mr. Ceto has served as a member of our board of directors since January 2019. Mr. Ceto is a Principal of Golden Gate Capital, which he joined in 2014. Prior to joining Golden Gate Capital, Mr. Ceto was with Welsh, Carson, Anderson & Stowe, a New York-based private equity firm since 2010. Previously, Mr. Ceto worked in the Global Leveraged Finance group at Bank of America Merrill Lynch from 2008 until 2010. Mr. Ceto has a B.A. in Economics from Dartmouth College. We believe Mr. Ceto’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily enterprise software and technology-enabled services.

Rishi Chandna, Director

Mr. Chandna has served as a member of our board of directors since May 2015. Mr. Chandna is a Managing Director of Golden Gate Capital, which he joined in 2002. Prior to joining Golden Gate Capital, Mr. Chandna worked as an Associate Consultant at Bain & Company since 2000. Previously, Mr. Chandna worked at Parnassus Investments, a San Francisco-based mutual fund in 1999. Mr. Chandna holds an M.B.A. from Harvard Business School and a B.A. in Economics from the University of California, Berkeley. Mr. Chandna also serves on the board of directors of several Golden Gate Capital portfolio companies, including Clover Technologies Group, 2020 Technologies, Sierra-Cedar, Neustar, LiveVox, and Vector Solutions. We believe Mr. Chandna’s qualifications to serve on our board of directors include his extensive experience in the broader technology sector, primarily software and technology services, and his knowledge gained from service on the boards of various other companies.

David Dominik, Director

Mr. Dominik has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor and its predecessor entities from June 2002 until April 2012. Mr. Dominik has served on the board of managers of SoftBrands Holdings, LLC since its inception in August 2009. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik also serves on the board of directors of several Golden Gate Capital portfolio companies, including Angel Island Capital, Aperio Group, Emerald Gate, Grandpoint Capital, Kena Investment Corporation, Lantiq, Nassua Financial, and Pluribus Labs. Mr. Dominik is also a director of Golden Gate Private Equity, Inc. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structures; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Steven J. Feilmeier, Director

Mr. Feilmeier has served as a member of our board of directors since February 2017. Mr. Feilmeier has been the Chief Financial Officer and Executive Vice President of Koch Industries, Inc. (Koch Industries) since 2002. Mr. Feilmeier serves as the President of Koch Holdings, LLC. Mr. Feilmeier also serves on the board of directors of Koch Industries, Georgia-Pacific, Koch Chemical Technology Group, Molex, Koch Disruptive Technologies and Koch Equity Development LLC (KED). Mr. Feilmeier has Bachelor’s and Master’s degrees from Wichita State University. We believe Mr. Feilmeier’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Matthew Flamini, Director

Mr. Flamini has served as a member of our board of directors since February 2017. Since January 2013, Mr. Flamini has been the President of Koch Equity Development LLC and since March 2017 the Vice President – Business Development of Koch Industries, Inc. He has held prior positions at Koch including Chief Financial Officer of Koch Chemical Technology Group LLC, Chief Financial Officer of Georgia-Pacific International Consumer Products, and Vice President of Corporate Development Koch Minerals. Mr. Flamini serves as a director for Koch Industries’ subsidiaries Koch Chemical Technology Group, LLC, Koch Equity Development LLC, Koch Equity Investments, LLC, Koch Real Estate Investments, LLC and INVISTA Equities, LLC. Mr. Flamini also serves on the board of directors of Summertime Holding Corp. (holding company for Solera Holdings, Inc.) and on the board of managers of TL Lighting Holdings, LLC (holding company for Truck-Lite Co., LLC). Mr. Flamini holds an M.B.A. from Columbia Business School and a B.S. in accounting from LaSalle University. We believe Mr. Flamini’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

James B. Hannan, Director

Mr. Hannan has served as a member of our board of directors since February 2017. Mr. Hannan has been the Executive Vice President and Chief Executive Officer—Enterprises, Koch Industries, since March 2017. Mr. Hannan has also served as the Chief Executive Officer and President of Georgia-Pacific from 2007 until 2017. Prior to that, Mr. Hannan held various other executive leadership roles at Georgia-Pacific and other Koch Industries companies since 1998. Mr. Hannan also serves on the board of directors of Koch Industries, Georgia-Pacific, Guardian®, Molex, INVISTA and other Koch-affiliated companies. Mr. Hannan also serves as a director of Engage Ventures LLC, and as a director or trustee of several not-for-profit organizations. Mr. Hannan has a B.S. in Business Administration from California State University, East Bay. We believe Mr. Hannan’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

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

Jim Schaper, Director

Mr. Schaper has served as a member of our board of directors since April 2012, and formerly served as a member of the board of directors (or equivalent governing body) of the various holding companies (and certain subsidiaries thereof) that have owned Infor and its predecessor entities from June 2002 until April 2012. Mr. Schaper also serves on the board of directors of BMC Software, Q2 Holdings, USC Garnet Way Council, USC Educational Foundation, and Quest SW. Mr. Schaper holds a B.A. in Journalism from The University of South Carolina. We believe Mr. Schaper’s qualifications to serve on our board of directors include his extensive experience in the business and financial services industry, strategic development, financial reporting and his knowledge gained from service on the boards of various other companies.

Anthony J. Sementelli, Director

Mr. Sementelli has served as a member of our board of directors since February 2017. Mr. Sementelli serves as Executive Vice President and Chief Financial Officer of Flint Hills Resources, LLC. Mr. Sementelli served as Vice President and Chief Financial Officer of Koch Petroleum Group, which was restructured to form Flint Hills Resources, since 2002. Mr. Sementelli held other senior financial positions since joining Koch Industries in 1996. Mr. Sementelli graduated summa cum laude from Villanova University, with a Bachelor’s degree in Accountancy in 1985. We believe Mr. Sementelli’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Brett D. Watson, Director

Mr. Watson has served as a member of our board of directors since February 2017. Mr. Watson is the Senior Managing Director of Koch Equity Development LLC. In that role, Mr. Watson advises Koch Industries and its affiliates with respect to potential acquisitions and other investments and serves on the boards of various subsidiaries and portfolio companies. In addition, Mr. Watson serves on the boards of the holding companies for several other entities in which Koch Industries has an investment, including those for Getty Images, Transaction Network Services and Flint Group. Mr. Watson holds a B.S. and an M.B.A. from Binghamton University. We believe Mr. Watson’s qualifications to serve on our board of directors include his executive leadership experience, extensive business experience, extensive knowledge of operational, financial and strategic issues as well as his knowledge gained from service on the boards of various other companies.

Code of Business Conduct and Ethics

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal accounting officer and principal financial officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor subpage of our website at www.infor.com/about/investors. Our website is not part of the Amendment. The code is reviewed annually by the Board of Directors of Infor, Inc. (the Board). If we make any amendment or grant any waiver to this code that applies to our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on Infor’s website.

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

Delinquent Section 16(a) Reports

The Company does not have a class of securities registered under the Exchange Act and, therefore, its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not subject to Section 16 of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis (CD&A)

This discussion and analysis of compensation arrangements of our named executive officers (NEOs) should be read together with the compensation tables and related disclosures that follow with respect to our current plans, considerations, expectations and determinations regarding executive compensation.

Executive Summary

The primary objectives of our executive compensation program are to attract and retain executives to effectively manage and lead our Company. Through our executive compensation program, we seek to align the level of our executive compensation with the achievement of our corporate objectives, thereby aligning the interests of our management with those of our other equity holders.

The compensation of our NEOs generally consists of base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. In addition, our NEOs are eligible to receive severance upon certain types of termination of employment with us. In setting an individual executive officer’s initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities and the individual’s qualifications, as well as general market knowledge regarding executive compensation.

This CD&A explains our compensation decisions with respect to our NEOs for fiscal 2019. Our NEOs for fiscal 2019 were as follows:

•	Charles Phillips, Chief Executive Officer and Director;

•	Kevin Samuelson, Chief Financial Officer;

•	Pam Murphy, Chief Operating Officer; and

•	Soma Somasundaram, Chief Technology Officer.

Role of Compensation Committee

We have established a Compensation Committee that evaluates and determines the levels and forms of individual compensation for our NEOs. Under the terms of its charter, the Compensation Committee reviews and either approves, on behalf of the Board, or recommends to the Board for approval, the salaries and other compensation for these executive officers, as well as individual equity awards granted by us and certain of our affiliated companies from time to time. The Compensation Committee consults with our management team (including the NEOs) to develop and determine all components of our executive officer compensation, and provides assistance and recommendations to the Board with respect to executive incentive compensation plans, equity-based plans and compensation policies and practices for providing appropriate executive compensation. The Compensation Committee also assists with the administration of our compensation and benefit plans.

Compensation Determination Process

The Compensation Committee generally recommends to the Board (or, as applicable, the board of directors of the Infor entity that employs the NEO) the compensation package that applies for each of our NEOs. In doing so, the Compensation Committee solicits input from our Chief Executive Officer and certain representatives of our principal equity holders to assist it in determining the compensation (particularly base salary and annual cash incentive payments) of our NEOs.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and administration of our compensation program, we consider the anticipated accounting and tax implications to us and our NEOs of all amounts and forms of compensation. While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Elements of Compensation

We generally deliver executive compensation through a combination of annual base salary, annual cash incentive payments, long-term equity incentives and other benefits and perquisites. We believe that this mix of elements is useful in achieving our primary executive compensation objectives of attracting and retaining executives to effectively manage and lead our Company. We do not target any particular form of compensation to encompass a majority of annual compensation provided to our executive officers.

Base Salary. Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other performance-based components of our executive compensation program. We believe that the base salary element is required to provide our NEOs with a stable income stream that is commensurate with their responsibilities and competitive market conditions. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive and any increased or decreased duties of the executive, and by changes in market conditions.

A summary of the base salaries of our 2019 NEOs is as follows:

•	Charles Phillips—Mr. Phillips’ annual base salary for 2019 was $800,000, which is consistent with the amount reflected in his executive employment agreement, as amended.

•	Kevin Samuelson—Mr. Samuelson’s annual base salary for 2019 was $600,000, which is consistent with the amount reflected in his executive employment agreement, as amended.

•	Pam Murphy—Ms. Murphy’s annual base salary for 2019 was $575,000, which is consistent with the amount reflected in her executive employment agreement, as amended.

•	Soma Somasundaram—Mr. Somasundaram’s annual base salary for 2019 was $575,000, which is consistent with the amount reflected in his executive employment agreement, as amended.

Annual Cash Incentive Payments. In addition to annual base salaries, we typically award discretionary annual cash incentive payments to our NEOs. These payments are intended to compensate our NEOs for achieving operating performance objectives that are important to our success. This incentive arrangement is designed to motivate, reward and acknowledge achievement by our employees by tying annual cash incentive payments to strong corporate performance based upon our consolidated financial results, with adjustments based upon individual performance. Our Chief Financial Officer assists with the administration of our performance-based annual incentive program by monitoring the applicable performance, and our Chief Executive Officer assists with the administration by monitoring the individual performance of our executive officers. The Compensation Committee ultimately recommends and approves payouts under our annual cash incentive program, subject to the review and approval of the applicable board of directors and our Chief Executive Officer (other than with respect to matters affecting our Chief Executive Officer’s compensation, which are approved by the Board in consultation with the Compensation Committee).

Pursuant to the terms of their respective executive employment agreements, the target annual cash incentive payments for our NEOs for fiscal 2019 were as follows:

•	Charles Phillips—$2,400,000;

•	Kevin Samuelson—$1,600,000;

•	Pam Murphy—$1,600,000; and

•	Soma Somasundaram—$1,600,000.

The Compensation Committee did not establish formal performance targets for purposes of annual cash incentive payments for fiscal 2019. The Compensation Committee instead reviewed overall corporate and individual performance during and after fiscal 2019 in determining discretionary annual cash incentive payments for our executive management team. The Compensation Committee considered our fourth quarter and fiscal 2019 SaaS sales efforts, our maintenance revenues and retention, and our adjusted EBITDA, and based on its assessment of our performance, approved discretionary annual cash incentive payments to our executive management team at 85% of their respective target amounts, as follows:

•	Charles Phillips earned payments totaling $2,040,000;

•	Kevin Samuelson earned payments totaling $1,360,000;

•	Pam Murphy earned payments totaling $1,360,000; and

•	Soma Somasundaram earned payments totaling $1,360,000.

Successful Transaction Cash Bonuses. In the fourth quarter of fiscal 2017, an affiliate of KED, the investment and acquisition subsidiary of Koch Industries, completed the purchase of more than $2 billion of preferred and common equity of certain affiliates of the Company (the KED Purchase). In connection with the KED Purchase, each of our NEOs received a one-time bonus for the successful consummation of the KED Purchase. The fiscal 2017 one-time transaction bonus amounts awarded to the executive management team are included in the summary compensation table below. There were no comparable transaction cash bonuses paid to our NEOs in fiscal 2019 or in fiscal 2018.

Long-Term Restricted Common Equity Awards. The restricted common equity awards granted to our NEOs in fiscal 2019 and prior years consisted of awards of restricted equity, primarily management incentive units (MIUs), in certain of our affiliates that are indirect beneficial owners of Infor such that the value of such awards is reflective of and corresponds to the enterprise value of Infor and its direct and indirect subsidiaries. The restricted common equity awards granted to our NEOs vest over time, and in all cases, are contingent on continued employment through the relevant vesting dates. References to such equity awards “vesting” refer to the fact that our NEOs obtain beneficial ownership of such equity interests over time assuming continued employment. The vesting schedules for the restricted common equity awards were designed to motivate our NEOs and other members of management by aligning their interests with the interests of our other equity holders with the mutual goal of enhancing our financial and operational performance and equity value over the long term, as well as to promote executive retention based on market conditions.

Defined Contribution Plan. We offer our NEOs the opportunity to participate in our 401(k) Profit Sharing Plan (401(k) Plan), which is a tax-qualified plan. Our discretionary matching contributions to the 401(k) Plan are based upon our annual financial performance.

Other Benefits. We also provide various other benefits to certain of our NEOs that are intended to be part of a competitive compensation program. We believe that these benefits are comparable to those offered by other companies. These benefits include:

•	medical, life and other standard welfare benefits;

•	flexible spending accounts;

•	paid vacation time;

•	personal use of Company aircraft;

•	reimbursement for tax preparation and legal services; and

•	relocation and housing subsidy benefits.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our fiscal 2019 NEOs for services rendered to us during the applicable fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(11)	All Other Compensation ($)(12)	Total ($)
Charles Phillips	2019	800,000	2,040,000	(1)	—	67,072	2,907,072
Chief Executive Officer	2018	800,000	1,200,000	(2)	5,090,858	61,847	7,152,705
	2017	800,000	35,056,475	(3)	7,415,992	27,777	43,300,244

Kevin Samuelson	2019	600,000	1,360,000	(4)	—	364,347	2,324,347
Chief Financial Officer	2018	600,000	800,000	(5)	3,123,936	137,836	4,661,772
	2017	484,091	4,297,408	(6)	7,587,557	2,400	12,371,456

Pam Murphy	2019	575,000	1,360,000	(7)	2,082,357	6,074	4,023,431
Chief Operating Officer	2018	500,000	600,000	(8)	1,851,221	2,400	2,953,621
	2017	500,000	9,207,259	(9)	1,909,213	2,400	11,618,872
Soma Somasundaram	2019	575,000	1,360,000	(10)	1,325,136	2,400	3,262,536
Chief Technology Officer

(1)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2019. See “Annual Cash Incentive Payments” in the CD&A above for further details regarding the bonus.
(2)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(3)

Amount reflects (i) a discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and (ii) a $32.7 million one-time transaction bonus related to the KED Purchase.

(4)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2019. See “Annual Cash Incentive Payments” in the CD&A above for further details regarding the bonus.
(5)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.

(6)

Amount reflects (i) a discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and (ii) a $2.7 million one-time transaction bonus related to the KED Purchase.

(7)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2019. See “Annual Cash Incentive Payments” in the CD&A above for further details regarding the bonus.
(8)	Amount reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2018.
(9)

Amount reflects (i) a discretionary bonus related to our operating performance, acquisition and debt financing transactions in fiscal 2017 and (ii) an $8.4 million one-time transaction bonus related to the KED Purchase.

(10)	Amounts reflects a discretionary bonus related to our EBITDA, revenue and bookings in fiscal 2019. See “Annual Cash Incentive Payments” in the CD&A above for further details regarding the bonus.
(11)

Amounts reflect the aggregate grant date fair value of stock awards calculated in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, rather than amounts paid to or realized by the NEO.

(12)	Amounts reflect all other compensation for fiscal 2019 as described in the following table:

Name	Fiscal Year	Retirement Plan Contributions ($)(a)	Executive’s Use of Company Aircraft ($)(b)	Other ($)		Total ($)
Charles Phillips	2019	2,400	64,672	—		67,072
Kevin Samuelson	2019	2,400	—	361,947	(c)	364,347
Pam Murphy	2019	2,400	—	3,674	(d)	6,074
Soma Somasundaram	2019	2,400	—	—		2,400

(a)	These amounts represent the Company’s matching 401(k) contributions.
(b)	These amounts include estimated values of personal use of the Company’s aircraft.
(c)

This amount represents $360,000 in cost-of-living adjustments paid in conjunction with Mr. Samuelson’s work assignment, as well as $1,947 in commercial airfare and incremental costs of food and activities related to sales and service incentive program events.

(d)	These amounts include commercial airfare and incremental costs of food and activities related to sales and service incentive program events.

Grants of Plan-Based Awards

The following table provides information relating to grants of plan-based awards to our NEOs in fiscal 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Charles Phillips		—	—
Kevin Samuelson		—	—
Pam Murphy	10/26/2018	9,790,112	2,082,357
Soma Somasundaram	10/26/2018	6,230,071	1,325,136

(1)

Amounts reflect Management Incentive Units (MIUs) granted under the IGS Holding LP Agreement of Limited Partnership. IGS Holding LP (IGS Holding) is an affiliate of the parent company of Infor, Inc. These MIUs are for Class D-3 non-voting Units of IGS Holding and vest 25% on September 18, 2019, and 6.25% each quarter thereafter through September 18, 2022.

(2)	Amounts reflect the aggregate grant date fair value of the MIUs calculated in accordance with FASB ASC Topic 718. Amounts reflected do not represent amounts paid to or realized by the NEO.

Outstanding Equity Awards at 2019 Fiscal-Year End

The following table provides information relating to unvested equity awards held by our NEOs outstanding as of April 30, 2019 (the last day of our 2019 fiscal year).

	Stock Awards
					Equity Incentive Plan Awards
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Shares, Units or Other RightsThat Have Not Vested ($)
Charles Phillips	10/11/2017	19,580,225	(2)(4)	5,496,169	—	—
Kevin Samuelson	10/11/2017	12,015,138	(2)(4)	3,372,649	—	—
Pam Murphy	10/11/2017	7,120,082	(2)(4)	1,998,607	—	—
	10/26/2018	9,790,112	(3)(4)	1,619,285
Soma Somasundaram	10/11/2017	8,900,102	(2)(4)	2,498,259	—	—
	10/26/2018	6,230,071	(3)(4)	1,030,454		—

(1)	Amounts reflected are based upon the fair market values on April 30, 2019 of IGS Holding Class D Units ($0.28 per unit) and IGS Holding Class D-3 Units ($0.17 per unit).
(2)

Amounts reflect MIU awards for IGS Holding Class D Units, which were granted October 11, 2017 and vested 25% on February 17, 2018, the first anniversary of the KED Purchase, and thereafter vest 6.25% each quarter during the second, third, and fourth years after the KED Purchase.

(3)	Amounts reflect MIU awards for IGS Holding Class D-3 Units, which were granted October 26, 2018 and vest 25% on September 18, 2019 and 6.25% each quarter thereafter through September 18, 2022.
(4)	These MIU awards are subject to acceleration of vesting in the event of certain changes of control.

Option Exercises and Stock Vested

Our NEOs did not hold or exercise any stock options, SARs or similar instruments in fiscal 2019; and for purposes of this disclosure item, no stock awards held by our NEOs vested in 2019 such that value was realized.

Pension Benefits

None of our NEOs participate in any Company pension plans (as such term is defined under applicable SEC rules).

Nonqualified Deferred Compensation

None of our NEOs participate in any Company nonqualified deferred compensation plans (as such term is defined under applicable SEC rules).

Severance and Change in Control Benefits

Our NEOs are entitled to certain severance benefits as set forth in their respective employment agreements in the event of termination of employment. We believe these benefits are an important element of our compensation program for our NEOs and assist us in recruiting and retaining talented individuals by addressing the concern that it may be difficult for our NEOs to find comparable employment in a short period of time in the event of termination. The severance benefits may differ for NEOs depending on the positions they hold and how difficult it might be or how long it might take for them to find comparable employment. The employment agreements of our NEOs generally do not contain change in control benefit provisions providing for payments, except as noted below.

Employment Agreements and Payments upon Termination or Change of Control

Executive Employment Agreement with Charles Phillips

Executive Employment Agreement. We entered into an Executive Employment Agreement with Charles Phillips, effective as of October 19, 2010, pursuant to which Mr. Phillips serves as our Chief Executive Officer. The initial term of the agreement was five years, after which the agreement automatically extends for 12 additional months each year unless either party terminates the agreement upon 90 days’ advance notice of nonrenewal.

Mr. Phillips is currently entitled to receive an annual base salary of $800,000 and entitled to such increases in his annual base salary as may be determined by the Board or Compensation Committee from time to time. For each full fiscal year during the employment term, Mr. Phillips is also eligible to earn an annual cash incentive payment, with the actual amount of the payment to be determined by the Board based on factors including, without limitation, Mr. Phillips’ achievement of performance targets. Mr. Phillips is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other officers.

If Mr. Phillips’ employment is terminated by us without “cause” (as defined in his employment agreement) or by him for “good reason” (as defined in his employment agreement), Mr. Phillips will be entitled to an amount equal to (i) two years of his then-current base salary; (ii) two times the arithmetic mean of the annual, performance-based bonuses paid to him by the Company over the three preceding fiscal years (subject to certain adjustments); and (iii) the performance bonus he would have otherwise been entitled to for the year of termination, prorated to account for the portion of such fiscal year during which he was employed by us. The payments set forth in (i) and (ii) in the previous sentence will be increased to (i) three years of Mr. Phillips’ then-current base salary and (ii) three times the arithmetic mean of the annual, performance-based bonuses paid to him by the Company over the three preceding fiscal years (subject to certain adjustments), respectively, if such termination occurs in connection with or after a change in control where the change in control does not also result in Mr. Phillips receiving certain additional bonuses relating to a liquidity event, IPO or refinancing. Additionally, provided that Mr. Phillips is employed with us at the time, in the event of a change in control (as defined in his agreement), all then-unvested equity awards held by Mr. Phillips would become fully vested. As a condition to our obligation to pay Mr. Phillips’ severance, he must execute and deliver the general release attached to his employment agreement within 60 days after the date of his termination.

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

Mr. Phillips’s Executive Employment Agreement was amended on February 17, 2017 (the Phillips Amendment). Pursuant to the Phillips Amendment, Mr. Phillips received (i) a one-time transaction bonus in the amount of $32,656,475, (ii) a grant of 14,541,160 Class C Units of IGS Holding that constitute vested management incentive units and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017. Mr. Phillips is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise Applications, LP (Infor Enterprise), which is an affiliate of the parent company of Infor, or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any transaction fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements (the Transaction Fee). Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Mr. Phillips’s employment for any reason: (a) all unvested Class D Units held by Mr. Phillips as of the termination date that do not otherwise vest upon the termination will expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Phillips may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Phillips’s Executive Employment Agreement and the Phillips Amendment.

Executive Employment Agreement with Kevin Samuelson

Executive Employment Agreement. We entered into an Executive Employment Agreement with Kevin Samuelson, effective as of July 12, 2016, pursuant to which Mr. Samuelson serves as our Chief Financial Officer. Mr. Samuelson’s employment term commenced on July 12, 2016 and continues until July 12, 2021 unless earlier terminated pursuant to his employment agreement. Mr. Samuelson’s employment agreement will automatically be extended for an additional 12 months at the end of the initial term unless we or Mr. Samuelson provide notice of a desire not to renew the agreement 90 days before its termination date.

Mr. Samuelson is currently entitled to receive an annual base salary of $600,000 and to such increases as may be determined by the Board from time to time. Mr. Samuelson is also eligible to earn an annual cash incentive payment of up to $1,600,000 based on his achievement of certain performance targets to be determined by the Board. In addition, Mr. Samuelson received 750,000 Class C Units of Infor Enterprise. Mr. Samuelson is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to other officers.

If Mr. Samuelson’s employment is terminated by us without “cause” or by him for “good reason” (in each case as defined in his employment agreement), he will be entitled to an amount equal to 18 months of his then-current base salary plus $18,000 (per month), payable in equal monthly installments over an 18-month period immediately after his termination. As a condition to our obligation to pay Mr. Samuelson’s severance, he would be required to execute and deliver a general release within 60 days after the date of his termination.

Mr. Samuelson’s employment agreement requires him to not disclose our confidential information during his employment term and thereafter and includes non-compete and non-solicitation agreements customary for agreements of this type, which cover his term of employment and the following 12 months.

Mr. Samuelson’s Executive Employment Agreement was amended on February 17, 2017 (the Samuelson Amendment). Pursuant to the Samuelson Amendment, Mr. Samuelson received (i) a one-time transaction bonus in the amount of $2,697,408, (ii) a grant of 1,201,092 Class C Units of IGS Holding that constitute vested management incentive units and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017. Mr. Samuelson is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Mr. Samuelson’s employment for any reason: (a) all unvested Class D Units held by Mr. Samuelson as of the termination date that do not otherwise vest upon such termination will expire and be immediately forfeited and canceled in their entirety as of the termination date; and (b) all vested Class D Units held by Mr. Samuelson may be subject to repurchase by IGS Holding. Pursuant to Mr. Samuelson’s Class D MIU agreement, provided that Mr. Samuelson is employed with us at the time, in the event of a change in control (as defined in his MIU agreement), all then-unvested Class D Units held by Mr. Samuelson would become fully vested.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Samuelson’s Executive Employment Agreement and the Samuelson Amendment.

Executive Employment Agreement with Pam Murphy

Executive Employment Agreement. We entered into an Amended and Restated Employment Agreement with Pam Murphy, effective as of January 25, 2012, pursuant to which she serves as our Chief Operating Officer. The original employment term under the agreement continued through December 1, 2015. Unless either the Company or Ms. Murphy provides notice of a desire not to renew at least 90 days before the termination date, the agreement will automatically be extended for an additional 12 months.

Ms. Murphy is currently entitled to receive an annual base salary of $600,000 and entitled to such increases in her annual base salary as may be determined by the Board in its discretion. Ms. Murphy is also eligible to earn an annual cash incentive payment, with the actual amount of the payment to be determined by the Board based on factors including, without limitation, Ms. Murphy’s achievement of performance targets. Ms. Murphy is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our other executive officers.

If Ms. Murphy’s employment is terminated by us without “cause” or by her for “good reason” (in each case as defined in her employment agreement), she will be entitled to an amount equal to one year of her then-current base salary, conditioned on her compliance with the restrictive covenants and the execution and non-revocation of the general release attached to her employment agreement within 60 days after the date of her termination. In the event that such termination of employment occurs before a “change in control” (as defined in Ms. Murphy’s agreement) or more than two years after a change in control, the severance will be payable in equal monthly installments over a 12-month period. In the event that such termination of employment occurs within two years after a change in control, Ms. Murphy’s severance payments will be payable in a lump sum on the 60th day after the date of termination. Additionally, provided that Ms. Murphy is employed with us at the time, in the event of a change in control, all then-unvested equity awards held by Ms. Murphy would become fully vested.

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

Ms. Murphy’s employment agreement was amended on February 17, 2017 (the Murphy Amendment). Pursuant to the Murphy Amendment, Ms. Murphy received (i) a one-time transaction bonus in the amount of $8,407,259, (ii) a grant of 3,743,555 Class C Units of IGS Holding that constitute vested management incentive units and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017. Ms. Murphy is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Ms. Murphy’s employment for any reason: (a) all unvested Class D Units held by Ms. Murphy as of the termination date that do not otherwise vest upon such termination will expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class D Units held by Ms. Murphy may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Ms. Murphy’s Executive Employment Agreement or the Murphy Amendment.

Executive Employment Agreement with Soma Somasundaram

Executive Employment Agreement. We entered into an Executive Employment Agreement, effective as of October 21, 2010, with Soma Somasundaram, pursuant to which Mr. Somasundaram serves as our Chief Technology Officer. The employment term commenced on October 21, 2010 and continues until Mr. Somasundaram’s resignation, death or disability, or the Company’s election to terminate Mr. Somasundaram’s employment.

Mr. Somasundaram is currently entitled to receive an annual base salary of $600,000 and entitled to such increases in his annual base salary as may be determined by the Board in its discretion. Mr. Somasundaram is also eligible to earn an annual cash incentive payment, with the actual amount of the payment to be determined by the Board based on factors including, without limitation, Mr. Somasundaram’s achievement of performance targets. Mr. Somasundaram is also entitled to participate in our employee benefit plans on the same basis as those benefits are generally made available to our others executive officers.

If Mr. Somasundaram’s employment is terminated by us without “cause” or by him for “good reason” (in each case as defined in his employment agreement), he will be entitled to (i) an amount equal to six months of his then-current base salary and (ii) COBRA continuation health coverage for six months after such termination at a cost of no more than he would have paid if he were still an employee of the Company. If at the end of such six-month period after such termination, Mr. Somasundaram has not secured new employment, then the Company will pay him additional base salary and COBRA continuation health coverage for up to an additional six months as long as he does not engage in new employment.

If Mr. Somasundaram’s employment is terminated by us without cause or by him for good reason after a “change in control (as defined in his employment agreement),” he will be entitled to an amount equal to (i) one year of his then-current base salary; (ii) the pro rata portion of the performance bonus he would have otherwise been entitled to for that fiscal year and (iii) one times the arithmetic mean of the annual, performance-based bonuses paid to him by the Company over the three preceding fiscal years (subject to certain adjustments), and COBRA continuation health coverage for one year after such termination at a cost to him of no more than he would have paid if he were still an employee of the Company. Additionally, provided that Mr. Somasundaram is employed with us at the time, in the event of a change in control, all then-unvested equity awards held by Mr. Somasundaram would become fully vested. As a condition to our obligation to pay Mr. Somasundaram’s severance, he must execute and deliver the general release attached to his employment agreement within 90 days after the date of his termination.

Mr. Somasundaram’s employment agreement requires him to not disclose our confidential information during his employment term and thereafter and includes non-compete and non-solicitation agreements customary for agreements of this type, which cover his term of employment and the following 12 months.

Mr. Somasundaram’s employment agreement was amended on February 17, 2017 (the Somasundaram Amendment). Pursuant to the Somasundaram Amendment, Mr. Somasundaram received (i) a one-time transaction bonus in the amount of $4,945,112, (ii) a grant of 2,201,942 Class C Units of IGS Holding that constitute vested management incentive units and (iii) the right to a grant of Class D Units of IGS Holding, which were granted on October 11, 2017. Mr. Somasundaram is also entitled to earn a bonus upon the consummation of certain transactions, including a “change of control” transaction, involving Infor Enterprise or any of its subsidiaries, in an aggregate amount (for all executive officers) equal to 10% of the aggregate amount of any Transaction Fee payable to entities affiliated with Golden Gate Capital and Summit Partners under their respective advisory agreements. Each executive officer’s portion of the Transaction Fee will be determined by the Board.

Upon the termination of Mr. Somasundaram’s employment for any reason: (a) all unvested Class D Units held by Mr. Somasundaram as of the termination date that do not otherwise vest upon such termination will expire and be immediately forfeited and canceled in their entirety as of the termination date and (b) all vested Class D Units held by Mr. Somasundaram may be subject to repurchase by IGS Holding.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete terms of the form of Mr. Somasundaram’s Executive Employment Agreement or the Somasundaram Amendment.

Payments upon Termination or Change of Control

The following table presents payments payable upon termination or change of control for our fiscal 2019 NEOs pursuant to the applicable executive employment agreements, as amended, and equity award agreements.

Name	Death or Disability on 4/30/2019 and No Change in Control ($)	Involuntary Not For Cause Termination on 4/30/2019 and No Change in Control ($)	Voluntary Termination for Good Reason on 4/30/2019 and No Change in Control ($)	Change in Control on 4/30/2019 (Without Termination of Employment and Successor Assumes Stock Options, Restricted Stock and RSU’s) ($)	Change in Control on 4/30/2019 (Without Termination of Employment and Successor Cancels Stock Options, Restricted Stock and RSU’s) ($)	Change in Control and Involuntary Not For Cause Termination or Voluntary Termination For Good Reason on 4/30/2019 ($)
Charles Phillips
Severance and Termination Payments	—	5,360,000	5,360,000	—	—	5,360,000
Vested Equity Award Payments	—	—	—	46,879,292	46,879,292	46,879,292

Total	—	5,360,000	5,360,000	46,879,292	46,879,292	52,239,292

Kevin Samuelson
Severance and Termination Payments	—	1,224,000	1,224,000	—	—	1,224,000
Vested Equity Award Payments	—	—	—	18,238,093	18,238,093	18,238,093

Total	—	1,224,000	1,224,000	18,238,093	18,238,093	19,462,093

Pam Murphy
Severance and Termination Payments	—	575,000	575,000	—	—	575,000
Vested Equity Award Payments	—	—	—	11,236,022	11,236,022	11,236,022

Total	—	575,000	575,000	11,236,022	11,236,022	11,811,022

Soma Somasundaram
Severance and Termination Payments	—	575,000	575,000	—	—	575,000
Vested Equity Award Payments	—	—	—	11,345,751	11,345,751	11,345,751

Total	—	575,000	575,000	11,345,751	11,345,751	11,920,751

CEO Pay Ratio

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our median employee to the annual total compensation of our Chief Executive Officer, Mr. Charles Phillips.

Mr. Phillip’s annual total compensation for fiscal 2019 was $2,907,072 as reported in the Summary Compensation Table presented above. The annual total compensation of the employee identified as our median employee, calculated in the same manner as our CEO’s annual total compensation, was $64,875. Based on this information, the ratio of our CEO’s annual total compensation to that of our median employee for fiscal 2019 was estimated to be 45:1.

To calculate our fiscal 2019 CEO pay ratio, we used the same median employee that we identified in 2018 as permitted by the SEC rules. There has been no change in our employee population or employee compensation arrangements in fiscal 2019 that would result in a significant change to our CEO pay ratio disclosure.

We believe the CEO pay ratio as presented is a reasonable estimate calculated in a manner consistent with SEC rules, based on a combination of information from our human resource and payroll systems, and using reasonable methodology, assumptions, and estimates. The SEC’s rules for identifying the median employee and calculating the CEO pay ratio based on that employee’s annual total compensation allow companies to choose from a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the CEO pay ratio reported by other companies may not be comparable to our CEO pay ratio reported above as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Infor, Inc.

Board members associated with Koch Industries and Golden Gate Capital do not receive any direct compensation for their service as directors. For the most recent fiscal year, director compensation was as follows:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Doug Ceto	—		—	—	—	—		—
Rishi Chandna	—		—	—	—	—		—
David Dominik	—		—	—	—	—		—
Steven J. Feilmeier	—		—	—	—	—		—
Matthew Flamini	—		—	—	—	—		—
James B. Hannan	—		—	—	—	—		—
Sanjay Poonen	100,000	(1)	—	—	—	—		100,000
Jim Schaper	—		—	—	—	463,703	(2)	463,703
Anthony J. Sementelli	—		—	—	—	—		—
Brett D. Watson	—		—	—	—	—		—

(1)	Mr. Poonen’s compensation includes payments for consulting and director services pursuant to the Letter Agreement between Mr. Poonen and the Company dated September 11, 2017.
(2)

Mr. Schaper’s compensation includes a $440,000 salary earned during fiscal 2019, $2,400 in Company matching 401(k) contributions, and $21,303 for the estimated value of personal use of the Company’s aircraft.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis above and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2019. This report is provided by the following directors, as members of the Compensation Committee:

Rishi Chandna	James B. Hannan
Jim Schaper	Brett D. Watson

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of the Compensation Committee was an officer or employee of the Company, was a former officer of the Company, or had a relationship with the Company requiring disclosure as a related party transaction under Item 404 of Regulation S-K, except for Mr. Schaper, who is an employee of the Company but was not involved in a relationship requiring disclosure as a related person transaction pursuant to Item 404 of Regulation S-K under the Exchange Act or as an interlocking executive officer/director pursuant to Item 407(e)(4)(iii) of Regulation S-K under the Exchange Act. None of the Company’s executive officers served on the compensation committee or board of directors of another entity whose executive officer(s) served as a director of the Company or on the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 15, 2019, certain information, based on 1,000 shares of common stock of Infor, Inc. issued and outstanding, with respect to the beneficial ownership of the common stock of the Company by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each fiscal 2019 NEO listed in the Summary Compensation Table and all of our fiscal 2019 executive officers and directors as a group.

Name of Beneficial Holder	Number of Shares of Stock Owned	Percent of Common Stock
Koch Industries, Inc. (1)	450	45.0%
Golden Gate Capital (2)	550	55.0%
Doug Ceto (3)	550	55.0%
Rishi Chandna (3)	550	55.0%
David Dominik (3)	550	55.0%
Steven J. Feilmeier	—	—
Matthew Flamini	—	—
James B. Hannan	—	—
Sanjay Poonen	—	—
Jim Schaper	—	—
Anthony J. Sementelli	—	—
Brett D. Watson	—	—
Charles Phillips (4)	—	—
Kevin Samuelson (5)	—	—
Pam Murphy (6)	—	—
Soma Somasundaram (7)	—	—
All Directors and Officers (3)	550	55.0%

(1)

Voting Units of IGS Holding beneficially owned by entities affiliated with Koch Industries as follows: approximately 863.9 million Voting Units held indirectly by Koch Industries. The address of Koch Industries is 4111 East 37th Street North, Wichita, KS 67220.

(2)

Shares beneficially owned by funds affiliated with Golden Gate Capital as follows: approximately 1,010.8 million Voting Units of IGS Holding held indirectly by Golden Gate Capital Opportunity Fund, L.P., Golden Gate Capital Opportunity Fund-A, L.P., GGCOF Third-Party Co-Invest, L.P., GGCOF Executive Co-Invest, L.P., and GGCOF IRA Co-Invest L.P. and Softbrands Holdings, LLC (of which investment funds affiliated with Golden Gate Capital hold 100% of the outstanding voting securities). The address of Golden Gate Capital is One Embarcadero Center, 39th Floor, San Francisco, California 94111. Mr. Ceto serves as a principal of Golden Gate Capital and each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital and may share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Ceto, Chandna and Dominik disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)

Consists of the units listed in footnote (2) above, which are held by the funds affiliated with Golden Gate Capital. Mr. Ceto serves as a principal of Golden Gate Capital and each of Messrs. Chandna and Dominik serves as a managing director of Golden Gate Capital. Each of Messrs. Ceto, Chandna and Dominik may be deemed to share voting and dispositive power over units held by funds affiliated with Golden Gate Capital. Each of Messrs. Ceto, Chandna and Dominik disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

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

(5)

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

(6)

Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Ms. Murphy does currently own approximately 3.7 million and 24.0 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Ms. Murphy for no monetary consideration. Ms. Murphy also currently owns 6.4 million non-voting Class C Units of Infor Enterprise, which were granted to Ms. Murphy for no monetary consideration and 0.2 million non-voting Class A Units of IGS Holding which Ms. Murphy acquired at fair market value.

(7)

Class C Units and Class D Units of IGS Holding have no voting rights. Accordingly, only holders of Voting Units of IGS Holding have voting and dispositive power, and therefore, beneficial ownership, with respect to shares of the Company. However, Mr. Somasundaram does currently own approximately 2.2 million and 24.0 million Class C Units and Class D Units of IGS Holding, respectively, which were granted to Mr. Somasundaram for no monetary consideration. Mr. Somasundaram also currently owns 10.1 million non-voting Class C Units of Infor Enterprise, which were granted to Mr. Somasundaram for no monetary consideration and 0.2 million non-voting Class A Units of IGS Holding which Mr. Somasundaram acquired at fair market value.

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

For the fiscal years ended April 30, 2019 and 2018, PricewaterhouseCoopers LLP (PwC) served as our independent registered public accounting firm. The following table presents the aggregate professional fees incurred for audit and audit-related services rendered by PwC during fiscal 2019 and 2018, respectively.

Service Type	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$5,433,202	$4,926,013
Audit-Related Fees (2)	118,000	352,000
Tax Fees (3)	270,281	401,891
All Other Fees (4)	16,237	83,627

Total	$5,837,720	$5,763,531

(1)	Consists of fees incurred for the integrated audit of our consolidated financial statements, audits of our statutory financial statements, and review of our interim financial statements.
(2)	Consists of fees incurred for acquisition due diligence, services related to regulatory matters and other audit related services.
(3)	Consists of fees incurred for tax compliance, international tax planning and other tax advisory services.
(4)	Consists of fees incurred for subscriptions to an accounting and reporting library and VAT tax rate service, and training.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

3.	Exhibits.

See (b) below.

(b)	Exhibits:

The following exhibits are included herein or incorporated by reference as part of this Annual Report.

	Exhibit Description	Incorporated by Reference
Exhibit No.		Form	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Infor, Inc.	S-4	3.9	August 23, 2012

3.2	Amended and Restated By-Laws of Infor, Inc.	S-4	3.10	August 23, 2012

4.1	Indenture, dated as of April 1, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	April 6, 2015

4.2	Form of 6.500% Senior Notes due 2022 (included as Exhibit A-1 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).	8-K	4.1	April 6, 2015

4.3	Form of 5.750% Senior Notes due 2022 (included as Exhibit A-2 to Indenture, dated as of April 1, 2015, Exhibit 4.1 above).	8-K	4.1	April 6, 2015

4.4	Indenture, dated as of August 25, 2015, among Infor (US), Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.	8-K	4.1	August 27, 2015

4.5	Form of 5.750% First Lien Senior Secured Notes due 2020 (included as Exhibit A to Exhibit 4.1 above).	8-K	4.1	August 27, 2015

10.1	Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	10.2	October 1, 2012

10.2	Refinancing Amendment No. 1, dated September 27, 2012, between Infor, Inc., Infor (US), Inc., the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent.	8-K	10.1	October 1, 2012

10.3	Amendment No. 2, dated June 3, 2013, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc. (formerly GGC Software Holdings, Inc.), Infor (US), Inc. (formerly Lawson Software, Inc.), the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	10-K	10.3	August 2, 2013

10.4	Amendment No. 3, dated October 9, 2013, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	10-Q	10.1	January 10, 2014

10.5	Amendment No. 4, dated January 2, 2014, between Infor, Inc., Infor (US), Inc., the existing Lenders party thereto, the Additional Refinancing Lenders party thereto and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	January 6, 2014

10.6	Amendment No. 5, dated January 31, 2014, between Infor, Inc., Infor (US), Inc., the existing Revolving Lenders party thereto, the Issuing Bank, the Swingline Lender and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	February 4, 2014

10.7	Amendment No. 6, dated April 22, 2014, between Infor, Inc., Infor (US), Inc., and Bank of America, N.A. as administrative agent, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent, as previously amended.	8-K	10.1	April 23, 2014

10.8	Amendment No. 7, dated August 15, 2016, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 7 Consenting Revolving Lenders party thereto, Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	August 16, 2016

10.9	Amendment No. 8, dated February 6, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, and the Amendment No. 8 Extending Term Lenders, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	February 10, 2017

10.10	Amendment No. 9, dated November 22, 2017, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Additional Refinancing Lender, the other Additional Refinancing Lenders party thereto, amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	November 29, 2017

10.11	Amendment No. 10, dated February 23, 2018, between Infor, Inc., Infor (US), Inc., the Subsidiary Loan Parties party thereto, the Amendment No. 10 Consenting Revolving Lenders party thereto, the Amendment No.7 Required Revolving Lenders, and Bank of America, N.A., the Collateral Agent, the Issuing Bank and the Swingline Lender amending the Credit Agreement, dated as of April 5, 2012, between Infor, Inc., Infor (US), Inc., the lenders from time to time party thereto and Bank of America, N.A. as administrative agent, and other agents and arrangers named therein, as previously amended.	8-K	10.1	March 1, 2018

10.12	Infor Enterprise Applications, LP Agreement of Limited Partnership, dated as of April 5, 2012.	10-K/A	10.4	August 29, 2013

10.13*	Infor Enterprise Applications, LP Form of Management Incentive Unit Subscription Agreement.	10-K/A	10.5	August 29, 2013

10.14*	Employment Agreement, dated October 19, 2010, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Charles E. Phillips, Jr.	10-K/A	10.6	August 29, 2013

10.15*	Amended and Restated Employment Agreement, dated January 25, 2012, between Infor Global Solutions (Michigan), Inc., a Michigan corporation, and Pam Murphy.	10-K/A	10.12	August 29, 2013

10.16*	Employment Agreement, dated as of July 12, 2016, by and between Infor (US), Inc. and Kevin Samuelson.	8-K	10.1	July 15, 2016

10.17	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.	10-Q	10.1	December 9, 2016

10.18	First Supplemental Indenture, dated as of October 12, 2016, by and among Starmount, Inc., Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.	10-Q	10.2	December 9, 2016

10.19	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee under the indenture dated as of April 1, 2015 providing for the issuance of Issuer’s 6.500% Senior Notes due 2022 and 5.750% Senior Notes due 2022.	10-Q	10.1	March 2, 2017

10.20	Second Supplemental Indenture, dated as of December 13, 2016, by and among GT Nexus, Inc., GT Topco, LLC, Infor (US), Inc. and Wilmington Trust, National Association, as Trustee and Notes Collateral Agent under the indenture dated as of August 25, 2015 providing for the issuance of the Issuer’s 5.750% First Lien Senior Secured Notes due 2020.	10-Q	10.2	March 2, 2017

10.21*	Letter Agreement, dated as of September 11, 2017, between the Company and Sanjay Poonen (filed with Infor, Inc.’s Current Report on Form 8-K filed on December 20, 2017.	8-K	10.1	December 20, 2017

10.22*	Third Amended and Restated Employment Agreement, dated January 16, 2019, between Infor (US), Inc., a Delaware corporation, and C. James Schaper.	10-Q	10.1	March 6, 2019

10.23*	Employment Agreement, dated as of October 21, 2010, by and between Infor (US), Inc. (formerly Infor Global Solutions (Michigan), Inc.) and Soma Somasundaram.	10-K	10.23	June 25, 2019

21.1	Subsidiaries of Infor, Inc.	10-K	21.1	June 25, 2019

24.1	Powers of Attorney (included on signature page)	10-K	10.23	June 25, 2019

31.1 †	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.

31.2 †	Certification Pursuant to Section 302 of Sarbanes-Oxley Act — Kevin Samuelson

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Charles E. Phillips, Jr.	10-K	32.1	June 25, 2019

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act — Kevin Samuelson	10-K	32.2	June 25, 2019

101.INS	XBRL Instance Document.	10-K	101.INS	June 25, 2019

101.SCH	XBRL Taxonomy Extension Schema.	10-K	101.SCH	June 25, 2019

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	101.CAL	June 25, 2019

101.DEF	XBRL Taxonomy Definition Linkbase.	10-K	101.DEF	June 25, 2019

101.LAB	XBRL Taxonomy Extension Label Linkbase.	10-K	101.LAB	June 25, 2019

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	101.PRE	June 25, 2019

*	Indicates a management contract or compensatory plan or arrangement.
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOR, INC.

Dated: July 24, 2019	By:	/s/ KEVIN SAMUELSON
Kevin Samuelson
Chief Financial Officer
(principal financial officer)