Form 10-Q
period 2019-07-31
Infor, Inc.
filed 2019-09-13
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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

The number of shares of our common stock outstanding on September 9, 2019, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2019, filed with the SEC on June 25, 2019 (our Annual Report on Form 10-K).

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

Available Information

We announce material information, including press releases, analyst presentations and financial information regarding the Company (as defined below), through a variety of means, including the Company’s website (www.infor.com), the Investors subpage of our website (www.infor.com/about/investors/), our blog (blogs.infor.com), press releases, filings with the SEC, public conference calls and social media, including the Company’s Twitter account (twitter.com/infor) and Facebook page (www.facebook.com/infor), in order to achieve broad, non-exclusionary distribution of information to the public. The Investors subpage is accessible by clicking on the tab labeled “About-Investor Information” on our website home page. We also use these channels to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to these channels for important and time-critical information. In addition, we make available on the Investors subpage of our website (under the link “Investor News”), free of charge, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as soon as practicable after we electronically file such reports with the SEC. We encourage investors, the media and others interested in the Company to review the information we post on these various channels, as such information could be deemed to be material information. The information posted on our website, blog or social media is not incorporated into this Quarterly Report on Form 10-Q. Additionally, our electronically filed reports can be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	July 31, 2019	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$253.5	$356.4
Accounts receivable, net	423.0	516.8
Prepaid expenses	203.9	208.5
Income tax receivable	4.4	14.9
Other current assets	43.7	44.8

Total current assets	928.5	1,141.4
Property and equipment, net	173.7	172.1
Operating lease right-of-use assets	197.1	—
Intangible assets, net	530.2	565.0
Goodwill	4,548.8	4,582.4
Deferred tax assets	112.9	116.4
Other assets	162.4	175.4

Total assets	$6,653.6	$6,752.7

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$79.9	$122.6
Income tax payable	53.1	51.4
Accrued expenses	371.4	466.3
Deferred revenue	1,138.2	1,188.0
Current portion of long-term obligations	32.6	27.5
Operating lease liabilities	45.4	—

Total current liabilities	1,720.6	1,855.8
Long-term debt, net	5,130.7	5,154.2
Operating lease liabilities, noncurrent	178.3	—
Deferred tax liabilities	12.1	38.6
Other long-term liabilities	170.9	247.5

Total liabilities	7,212.6	7,296.1

Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at July 31, 2019 and April 30, 2019	—	—
Additional paid-in capital	1,672.9	1,677.8
Receivable from stockholders	(51.4)	(58.8)
Accumulated other comprehensive income (loss)	(297.2)	(271.9)
Accumulated deficit	(1,890.6)	(1,897.9)

Total Infor, Inc. stockholders’ deficit	(566.3)	(550.8)
Noncontrolling interests	7.3	7.4

Total stockholders’ deficit	(559.0)	(543.4)

Total liabilities and stockholders’ deficit	$6,653.6	$6,752.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2019	2018
Revenues
SaaS subscriptions	$171.8	$156.2
Software license fees	54.9	65.9

Software subscriptions and license fees	226.7	222.1
Product updates and support fees	340.6	351.0

Software revenues	567.3	573.1
Consulting services and other fees	212.7	209.6

Total revenues	780.0	782.7

Operating expenses
Cost of SaaS subscriptions (1)	75.6	68.2
Cost of software license fees (1)	10.6	9.5
Cost of product updates and support fees (1)	56.5	56.0
Cost of consulting services and other fees (1)	172.9	171.3
Sales and marketing	121.2	117.8
Research and development	126.8	123.5
General and administrative	60.1	60.1
Amortization of intangible assets and depreciation	56.6	51.6
Restructuring costs	6.5	5.1
Acquisition-related and other costs	1.0	4.7

Total operating expenses	687.8	667.8

Income from operations	92.2	114.9

Other expense, net:
Interest expense, net	87.7	80.3
Other (income) expense, net	(11.9)	(45.2)

Total other expense, net	75.8	35.1

Income before income tax	16.4	79.8
Income tax provision	8.8	2.2

Net income	7.6	77.6
Net income attributable to noncontrolling interests	0.3	0.3

Net income attributable to Infor, Inc.	$7.3	$77.3

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2019	2018
Net income	$7.6	$77.6

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	(26.4)	(42.4)
Change in defined benefit plan funding status, net of tax	1.1	0.9

Total other comprehensive income (loss)	(25.3)	(41.5)

Comprehensive income (loss)	(17.7)	36.1

Noncontrolling interests comprehensive income (loss)	0.3	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$(18.0)	$35.9

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Infor, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, April 30, 2019	1,000	$—	$1,677.8	$(58.8)	$(271.9)	$(1,897.9)	$(550.8)	$7.4	$(543.4)
Equity-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(26.4)	—	(26.4)	—	(26.4)
Defined benefit plan funding status, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Dividend paid/accrued	—	—	(7.4)	—	—	—	(7.4)	(0.4)	(7.8)
Tax sharing arrangement activity, net	—	—	—	7.4	—	—	7.4	—	7.4
Net income	—	—	—	—	—	7.3	7.3	0.3	7.6

Balance, July 31, 2019	1,000	$—	$1,672.9	$(51.4)	$(297.2)	$(1,890.6)	$(566.3)	$7.3	$(559.0)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Infor, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, April 30, 2018	1,000	$—	$1,255.0	$(58.5)	$(141.4)	$(2,073.7)	$(1,018.6)	$8.8	$(1,009.8)
Equity-based compensation expense	—	—	2.1	—	—	—	2.1	—	2.1
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(42.3)	—	(42.3)	(0.1)	(42.4)
Defined benefit plan funding status, net of tax	—	—	—	—	0.9	—	0.9	—	0.9
Cumulative effect of accounting changes	—	—	—	—	—	19.1	19.1	—	19.1
Net income	—	—	—	—	—	77.3	77.3	0.3	77.6

Balance, July 31, 2018	1,000	$—	$1,257.1	$(58.5)	$(182.8)	$(1,977.3)	$(961.5)	$9.0	$(952.5)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	July 31,
	2019	2018
Cash flows from operating activities
Net income	$7.6	$77.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	56.6	51.6
Provision for doubtful accounts, billing adjustments and sales allowances	17.7	10.5
Deferred income taxes	(20.6)	(3.0)
Non-cash loss (gain) on foreign currency	(12.0)	(45.0)
Non-cash interest	18.1	5.7
Equity-based compensation expense	4.3	3.7
Other	(0.1)	0.4
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(26.8)	(27.1)
Accounts receivable, net	82.5	47.2
Income tax receivable/payable, net	7.2	(0.9)
Deferred revenue	(58.8)	(11.1)
Accounts payable, accrued expenses and other liabilities	(102.4)	(74.7)

Net cash (used in) provided by operating activities	(26.7)	34.9

Cash flows from investing activities
Business and asset acquisitions, net of cash acquired	—	2.5
Purchases of property, equipment and software	(23.5)	(20.1)

Net cash used in investing activities	(23.5)	(17.6)

Cash flows from financing activities
Dividends paid	(52.4)	(50.0)
Proceeds from repayment of stockholder loans	7.4	—
Payments on finance lease and other obligations	(1.2)	(0.6)
Payments on long-term debt	(2.9)	(38.4)
Deferred purchase price and contingent consideration	(1.0)	—
Other	(1.0)	(0.4)

Net cash used in financing activities	(51.1)	(89.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.3)	(7.4)

Net decrease in cash, cash equivalents and restricted cash	(103.6)	(79.5)
Cash, cash equivalents and restricted cash at the beginning of the period	370.9	429.7

Cash, cash equivalents and restricted cash at the end of the period	$267.3	$350.2

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

We offer a broad range of software applications and industry-specific solutions. We specialize in and target specific Industries, or verticals, with integrated software suites of our industry-specific applications as well as horizontal (industry-nonspecific) applications. Our industry CloudSuites are each built around one of our industry-specific enterprise resource planning (ERP) applications. Our horizontal applications augment our ERP applications and enable digital transformation of general business processes, including customer relationship management (CRM), enterprise asset management (EAM), financial management, human capital management (HCM), and supply chain management (SCM). Our CloudSuites are also integrated with our Infor Nexus (formerly GT Nexus) commerce network, which helps manage flow of inventory, transactions, and information across a global supply chain between trading partners. Infor Birst is a cloud-based networked business intelligence (BI) and analytics software platform that helps organizations understand and optimize complex processes and delivers insights across the enterprise. Coleman is Infor’s enterprise-grade, industry-specific artificial intelligence (AI) platform for our CloudSuite applications, which mines data and uses powerful machine learning to improve processes such as inventory management, transportation routing, and predictive maintenance.

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by FASB requirements for quarterly reports and do not contain all the information and disclosures included in our annual financial statements and related notes as required by GAAP. The Condensed Consolidated Balance Sheet data as of April 30, 2019, and other amounts presented herein as of April 30, 2019, or for the year then ended, were derived from our audited financial statements. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal and recurring items. The results of operations for our interim periods are not necessarily indicative of results to be achieved for any future interim period or for our full fiscal year.

Effective May 1, 2019, we adopted the FASB guidance related to accounting for leases included in ASC 842, Leases (ASC 842), using the optional modified retrospective transition method electing not to restate prior periods to reflect this change. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements. As a result, we have changed our accounting policy for leases. Our financial statements for reporting periods beginning after April 30, 2019, are presented under ASC 842, while amounts for prior periods have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting for leases under ASC 840, Leases (ASC 840).

The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related Notes, included in our Annual Report on Form 10-K.

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

Business Segments

We view our operations and manage our business as three reportable segments: License, Maintenance, and Consulting. We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establish standards for, and require disclosure of, certain financial information related to reportable operating segments and geographic regions. See Note 18, Segment and Geographic Information.

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

Fiscal Year

Our fiscal year is from May 1 through April 30 and the first quarter of each fiscal year is from May 1 through July 31. Unless otherwise stated, references to fiscal 2020 and fiscal 2019 relate to our fiscal years ended April 30, 2020 and 2019, respectively. References to future years also relate to our fiscal years ending April 30.

Revision of Prior Period Financial Statements

During the first quarter of fiscal 2020, a misstatement was identified that caused an overstatement in the income tax provision presented within our Consolidated Statements of Operations for the three and nine months ended January 31, 2019, and the fiscal year ended April 30, 2019, and a corresponding overstatement in deferred tax liabilities presented within our Consolidated Balance Sheets as of January 31, 2019 and April 30, 2019. We had maintained a valuation allowance in the applicable periods of fiscal 2019 for the entire deferred tax asset related to disallowed interest expense deduction carryforwards under Internal Revenue Code Section 163(j), which was not appropriate in accordance with ASC 740, Income Taxes, as we have determined that a portion of the deferred tax asset was more likely than not realizable.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of this misstatement, and another immaterial misstatement, and concluded that they were not material to any of our previously issued financial statements. However, we are revising the previously issued financial statements to correct for these misstatements.

Correction of this tax misstatement resulted in a $14.5 million and $14.7 million reduction in deferred tax liabilities, and a $14.5 million and $14.7 million decrease in accumulated deficit on our Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit as of January 31, 2019 and April 30, 2019, respectively.

This tax misstatement also resulted in a $14.5 million and $14.7 million overstatement of our income tax provision in our Consolidated Statements of Operations for the three and nine months ended January 31, 2019, and for the fiscal year ended April 30, 2019, respectively. The correction did not impact our net cash provided by operating activities in our previously issued Consolidated Statements of Cash Flows.

In connection with this revision, we are also correcting for a previously identified immaterial misstatement that resulted in an overstatement of equity-based compensation expense of $1.5 million in the three and nine months ended January 31, 2019, which had been previously corrected for as an out-of-period adjustment in the fourth quarter of fiscal 2019.

Management has concluded that these misstatements were not material to any of our previously issued financial statements. The revisions for the three and nine months ended January 31, 2019, and the fiscal year ended April 30, 2019, will be effected in connection with the filing of our third quarter fiscal 2020 Form 10-Q and fiscal 2020 Form 10-K.

The following tables summarize the impact of the revisions discussed above to our Consolidated Balance Sheets as of January 31, 2019 and April 30, 2019:

	January 31, 2019
	As Originally
(in millions)	Reported	Adjustments	As Revised
Liabilities and Stockholders’ Deficit
Deferred tax liabilities	$35.3	$(14.1)	$21.2
Other long-term liabilities	229.6	(1.5)	228.1
Total liabilities	7,693.0	(15.6)	7,677.4
Accumulated deficit	(1,921.0)	15.6	(1,905.4)
Total Infor, Inc. stockholders’ deficit	(962.6)	15.6	(947.0)
Total stockholders’ deficit	(954.7)	15.6	(939.1)
Total liabilities and stockholders’ deficit	6,738.3	—	6,738.3

	April 30, 2019
	As Originally
(in millions)	Reported	Adjustments	As Revised
Liabilities and Stockholders’ Deficit
Deferred tax liabilities	$53.3	$(14.7)	$38.6
Total liabilities	7,310.8	(14.7)	7,296.1
Accumulated deficit	(1,912.6)	14.7	(1,897.9)
Total Infor, Inc. stockholders’ deficit	(565.5)	14.7	(550.8)
Total stockholders’ deficit	(558.1)	14.7	(543.4)
Total liabilities and stockholders’ deficit	6,752.7	—	6,752.7

The following tables summarize the impact of the revisions discussed above to our Consolidated Statements of Operations for the three and nine months ended January 31, 2019 and the year ended April 30, 2019:

	Three Months Ended January 31, 2019
	As Originally
(in millions)	Reported	Adjustments	As Revised
Cost of consulting services and other fees	$174.1	$(0.3)	$173.8
Sales and marketing	122.2	(0.5)	121.7
Research and development	123.9	(0.4)	123.5
General and administrative	57.8	(0.3)	57.5
Total operating expenses	685.2	(1.5)	683.7
Income from operations	104.6	1.5	106.1
Income tax provision	28.1	(14.1)	14.0
Net income (loss)	(22.2)	15.6	(6.6)

	Nine Months Ended January 31, 2019
	As Originally
(in millions)	Reported	Adjustments	As Revised
Cost of consulting services and other fees	$519.3	$(0.3)	$519.0
Sales and marketing	370.3	(0.5)	369.8
Research and development	372.2	(0.4)	371.8
General and administrative	175.3	(0.3)	175.0
Total operating expenses	2,042.1	(1.5)	2,040.6
Income from operations	329.8	1.5	331.3
Income tax provision	39.8	(14.1)	25.7
Net income (loss)	134.8	15.6	150.4

	Year Ended April 30, 2019
	As Originally
(in millions)	Reported	Adjustments	As Revised
Income tax provision	$76.1	$(14.7)	$61.4
Net income (loss)	143.4	14.7	158.1

In addition and as previously disclosed in our Annual Report on Form 10-K, during the preparation of the condensed consolidating financial information of Infor, Inc. and Subsidiaries as it relates to supplemental guarantor financial information for the year ended April 30, 2019, management identified errors in certain presentation matters. See Note 20, Supplemental Guarantor Financial Information, for additional information.

2. Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our financial statements for our fiscal year ended April 30, 2019, which is included in our Annual Report on Form 10-K. Except for the accounting policy for leases related to adopting ASC 842, discussed below, there have been no changes to our significant accounting policies that have had a material impact on our Condensed Consolidated Financial Statements and Notes. The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Leases

We account for leases in accordance with ASC 842, Leases, which we adopted at the beginning of fiscal 2020. Under ASC 842, we recognize right-of-use assets (ROU assets) and lease liabilities on our balance sheet relating to our leasing arrangements. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. For income statement purposes, this guidance retained a dual model, requiring leases to be classified as either operating or finance. See Note 7, Leases, for additional information.

We determine if an arrangement is or contains a lease at the inception of the contractual agreement. We present operating lease ROU assets in operating lease right-of-use assets, and the corresponding operating lease liabilities are presented in operating lease liabilities and operating lease liabilities, noncurrent, respectively, on our Condensed Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net, and the corresponding finance lease liabilities are included within accrued expenses and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized at the commencement date. Lease liabilities are measured at the present value of the remaining lease payments over the lease term. ROU assets consist of the initial measurement of lease liabilities, increased by any initial direct costs incurred or lease payments made prior to the commencement date, and reduced by any lease incentives received. Many of our lease arrangements include options to extend or terminate the lease. When determining lease terms, we factor in extension options only if they are reasonably certain of being exercised, and we factor in termination options unless it is reasonably certain that we will not exercise the options.

As our lease agreements typically do not provide an implicit interest rate, we use our incremental borrowing rate as the discount rate to calculate the present value of the lease payments. We estimate our incremental borrowing rate based on the information available at the commencement date. The incremental borrowing rate represents an estimate of the interest rate that we would be required to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We also take into consideration our historical borrowing activities and market data in this determination.

We have lease arrangements with both lease and non-lease components. For our office space and IT equipment, we separate lease and non-lease components. For our vehicle and office equipment leases, we account for lease and non-lease components as a single lease component.

For all leases with an initial term of 12 months or less, we do not record lease assets and liabilities on the balance sheet. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

For operating leases, lease expense is recognized on a straight-line basis over the lease term and is recorded in cost of revenue and operating expense lines in our Condensed Consolidated Statement of Operations. Finance leases include both an operating expense and an interest expense component. Amortization expense of the finance lease ROU asset is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized using the effective interest method. These are recorded in amortization of intangible assets and depreciation, and interest expense, net, respectively, in our Condensed Consolidated Statement of Operations. Some of our leases contain variable lease costs, including payments tied to consumer price indexes, for taxes, maintenance, insurance and other operating costs. Variable lease costs, other than payments based on a rate or index, are not included in the measurement of the ROU asset or lease liability and are expensed as incurred.

In addition, we do not have any related party leases and our sublease transactions are not significant. We do not have lease agreements with residual value guarantees or restrictive covenants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Condensed Consolidated Balance Sheets to amounts presented within our Condensed Consolidated Cash Flow Statements:

	July 31,	April 30,
(in millions)	2019	2019
Current assets
Cash and cash equivalents	$253.5	$356.4
Restricted cash - Other current assets	0.5	0.9
Other assets
Restricted cash - Other assets	13.3	13.6

Total cash, cash equivalents and restricted cash	$267.3	$370.9

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange gain of $12.0 million and a net foreign currency exchange gain of $45.0 million for the three months ended July 31, 2019 and 2018, respectively.

Certain foreign currency transaction gains and losses are generated from our intercompany balances that are not considered to be long-term in nature and will be settled between subsidiaries. These intercompany balances are a result of normal transfer pricing transactions among our various operating subsidiaries, as well as certain loans initiated between subsidiaries. We also recognize transaction gains and losses from revaluing our debt denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. See Note 13, Debt.

Adoption of New Accounting Pronouncements

On May 1, 2019, we adopted the FASB guidance related to accounting for leases under ASC 842, Leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, lessees recognize a right-of-use asset and a lease liability on their consolidated balance sheets. Leases continue to be classified as either operating or finance for income statement purposes, which will affect the pattern of expense recognition in the consolidated statements of operations. We adopted the new standard using the modified retrospective transition method by recognizing the cumulative effect of initial application as an adjustment to our opening balance sheet. Accordingly, the comparative prior periods and disclosures presented in the financial statements have not been recasted and continue to be reported in accordance with previous guidance under ASC 840, Leases.

We elected the transition package of practical expedients, which permitted us to not reassess our prior conclusions pertaining to lease identification, lease classification, and initial direct costs on leases that commenced prior to our adoption of the new standard. We did not elect the use-of-hindsight practical expedient. Additionally, we elected ongoing practical expedients to not recognize ROU assets and lease liabilities related to leases with terms of twelve months or less, and to combine lease and non-lease components for certain asset classes. See Leases above for details on our lease accounting policy.

Our adoption of ASC 842 resulted in the recognition of operating lease ROU assets and operating lease liabilities of $202.2 million and $228.6 million, respectively, on our consolidated balance sheet as of May 1, 2019. In addition, upon adoption, prepaid rent, deferred rent, and applicable facilities restructuring reserves recorded as of April 30, 2019, were reclassified as a component of the operating lease ROU assets. Our accounting for finance leases (previously designated as capital leases) remains substantially unchanged. The adoption had no impact on our accumulated deficit, results of operations or cash flows.

The following table summarizes the cumulative effects of the changes made to our opening balance sheet as of May 1, 2019, for the adoption of ASC 842:

		Adjustments
		Related to
	April 30, 2019	Adoption of	May 1, 2019
(in millions)	As Revised	ASC 842	As Adjusted
Assets
Prepaid expenses	$208.5	$(5.5)	$203.0
Total current assets	1,141.4	(5.5)	1,135.9
Property and equipment, net	172.1	1.9	174.0
Operating lease right-of-use assets	—	202.2	202.2
Other assets	175.4	(1.4)	174.0
Total assets	6,752.7	197.2	6,949.9
Liabilities and Stockholders’ Deficit
Accrued expenses	466.3	(5.9)	460.4
Operating lease liabilities	—	46.7	46.7
Total current liabilities	1,855.8	40.8	1,896.6
Operating lease liabilities, noncurrent	—	181.9	181.9
Other long-term liabilities	247.5	(25.5)	222.0
Total liabilities	7,296.1	197.2	7,493.3
Total liabilities and stockholders’ deficit	6,752.7	197.2	6,949.9

Adoption of this guidance did not impact compliance with the debt covenants in our credit agreements. The adoption of the new guidance also resulted in additional disclosures regarding our lease agreements. See Note 7, Leases.

We believe that no other new accounting guidance was adopted during the first three months of fiscal 2020 that would be relevant to the readers of our financial statements.

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

3. Revenues

Revenue Recognition

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

The following table summarizes our contract balances for the periods indicated:

	July 31,	April 30,
(in millions)	2019	2019
Contract assets - Other current assets	$25.1	$26.5

Contract liabilities
Current deferred revenue	$1,138.2	$1,188.0
Noncurrent deferred revenue - Other liabilities	15.7	22.4

Total contract liabilities	$1,153.9	$1,210.4

The following table sets forth the components of deferred revenue for the periods indicated:

	July 31,	April 30,
(in millions)	2019	2019
SaaS subscriptions	$364.5	$388.9
Software license fees	11.5	12.1

Software subscriptions and license fees	376.0	401.0
Product updates and support fees	724.3	740.7
Consulting services and other fees	71.3	76.7
Contract asset offset	(17.7)	(8.0)

Total deferred revenue	1,153.9	1,210.4
Less: current portion	1,138.2	1,188.0

Deferred revenue - noncurrent	$15.7	$22.4

The changes in our contract assets and contract liabilities from April 30, 2019 to July 31, 2019, were generally due to the normal timing differences that occur between our revenue recognition and the invoicing to our customers, which can vary significantly depending on the contractual payment terms. Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We had no significant impairments of contract assets during the first quarter of fiscal 2020.

We recognized revenues of $461.0 million during the three months ended July 31, 2019, that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during the first quarter of fiscal 2020, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $17.7 million and $13.4 million for the three months ended July 31, 2019 and 2018, respectively, and is included in cost of SaaS subscriptions, cost of product updates and support fees, and sales and marketing expenses in our Condensed Consolidated Statements of Operations. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

The following table sets forth the components of deferred commissions for the periods indicated:

	July 31,	April 30,
(in millions)	2019	2019
Current deferred commissions - Prepaid expenses	$55.0	$53.6
Noncurrent deferred commissions - Other assets	79.7	72.5

Deferred commissions	$134.7	$126.1

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of July 31, 2019, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $2.9 billion. We expect to recognize 76% of the remaining performance obligations as revenue over the remainder of fiscal 2020 and 2021, with the remaining 24% recognized thereafter.

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

The following is a rollforward of our sales allowance reserve:

(in millions)
Balance, April 30, 2019	$20.2
Provision	10.0
Write-offs	(7.9)
Currency translation effect	(0.5)

Balance, July 31, 2019	$21.8

4. Acquisitions

Fiscal 2020

None

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

We have recorded approximately $2.8 million of identifiable intangible assets and $9.5 million of goodwill related to the Alfa-Beta Acquisition. The acquired intangible assets relating to Alfa-Beta’s customer relationships are being amortized over their weighted average estimated useful lives of four years. We have determined that a portion of the goodwill arising from the Alfa-Beta Acquisition, related to expected synergies of our combined operations, will be deductible for tax purposes.

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

We have recorded approximately $10.8 million of identifiable intangible assets and $17.5 million of goodwill related to the Vivonet Acquisition. The acquired intangible assets relating to Vivonet’s existing technology and customer relationships are being amortized over their weighted average estimated useful lives of approximately four and eight years, respectively. The goodwill arising from the Vivonet Acquisition, related to expected synergies of our combined operations, is not deductible for tax purposes.

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our GT Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $98.1 million and $74.9 million at July 31, 2019 and April 30, 2019, respectively.

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

During the first three months of fiscal 2020, we paid $2.2 million of contingent consideration under these contingent consideration arrangements, and the potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $50.0 million. As of July 31, 2019 and April 30, 2019, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $8.4 million and $10.6 million, respectively. See Note 6, Fair Value.

5. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2019	$1,462.8	$2,780.3	$339.3	$4,582.4
Currency translation effect	(7.9)	(23.1)	(2.6)	(33.6)

Balance, July 31, 2019	$1,454.9	$2,757.2	$336.7	$4,548.8

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2019, as of September 30, 2018. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of July 31, 2019. We have no accumulated impairment charges related to our goodwill.

6. Fair Value

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of July 31, 2019 and April 30, 2019:

	July 31, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$13.0	$—	$—	$13.0

Total	$13.0	$—	$—	$13.0

Liabilities
Contingent consideration	$—	$—	$8.4	$8.4
Derivative instruments	—	—	17.3	17.3

Total	$—	$—	$25.7	$25.7

	April 30, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$46.0	$—	$—	$46.0

Total	$46.0	$—	$—	$46.0

Liabilities
Contingent consideration	$—	$—	$10.6	$10.6
Derivative instruments	—	—	4.0	4.0

Total	$—	$—	$14.6	$14.6

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents on our Consolidated Balance Sheets. Our money market instruments are valued using quoted market prices and are included in Level 1 inputs.

Contingent consideration liabilities relate to certain of our acquisitions. The estimated fair value of the contingent consideration was based primarily on our estimates of meeting the applicable contingency conditions as per the terms of the applicable agreements. These include estimates of various operating performance and other measures and our assessment of the probability of meeting such results, with the probability-weighted earn-out then discounted to estimate fair value. The various operating performance measures included in these contingent consideration agreements primarily relate to SaaS subscription bookings and revenue growth rates. As these are unobservable inputs, the contingent consideration liabilities are included in Level 3 inputs. See Note 4, Acquisitions – Contingent Consideration.

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based on certain readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts, as well as certain unobservable inputs including estimated interest rate volatility and the credit risk of the counterparties. Given the consideration of unobservable inputs in determining the valuation of these derivatives, these instruments are included in Level 3 inputs. See Note 17, Derivative Financial Instruments.

We have had no transfers of assets/liabilities into or out of Levels 1, 2 or 3 during fiscal 2020 or fiscal 2019. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2019	$14.6
Settlements	(2.2)
Total (gain) loss recorded in earnings	13.3

Balance, July 31, 2019	$25.7

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. During the first three months of fiscal 2020 and during fiscal 2019, we did not record any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of July 31, 2019 and April 30, 2019, our material financial assets and liabilities not carried at fair value included our cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of July 31, 2019 and April 30, 2019, the total carrying value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively.

7. Leases

We have entered into operating leases for the rental of office space and certain office and IT equipment. We have also entered into finance lease commitments for vehicles and certain other office and IT equipment.

The following table summarizes lease related balances within our Condensed Consolidated Balance Sheets for the period indicated:

	Balance Sheet	July 31,
(in millions)	Classification	2019
Assets
Operating leases	Operating lease right-of-use assets	$197.1
Finance leases	Property and equipment, net	12.6

Total leased assets		$209.7

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$45.4
Finance lease liabilities	Accrued expenses	4.0
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	178.3
Finance lease liabilities	Other long-term liabilities	5.1

Total lease liabilities		$232.8

Prior to our adoption of ASC 842 on May 1, 2019, we did not recognize ROU assets and lease liabilities for operating leases on our Consolidated Balance Sheets, and we have elected the practical expedient to not provide a comparable presentation in our Consolidated Balance Sheets for periods prior to adoption.

The following table sets forth the components of our lease expense for the period indicated:

Three Months Ended
(in millions)	July 31, 2019
Operating lease cost (1)	$13.9

Finance lease cost
Amortization of right-of-use assets	$1.7
Interest on finance lease liabilities	0.1

Finance lease cost	1.8

Total lease cost	$15.7

(1)	Includes an immaterial amount of short-term lease costs, variable lease costs, and sublease income.

The following table reconciles the undiscounted remaining lease payments under our operating and finance leases to the lease liabilities recorded on our Condensed Consolidated Balance Sheet as of July 31, 2019:

	Operating	Finance
	Leases	Leases	Total
(in millions)
Fiscal 2020 (remaining 9 months)	$43.2	$3.4	$46.6
Fiscal 2021	51.4	3.2	54.6
Fiscal 2022	47.2	2.3	49.5
Fiscal 2023	37.0	0.7	37.7
Fiscal 2024	32.9	—	32.9
Thereafter	50.3	—	50.3

Total future minimum lease payments	262.0	9.6	271.6
Less: amounts representing interest	(38.3)	(0.5)	(38.8)

Present value of lease liabilities	223.7	9.1	232.8
Less: current portion	(45.4)	(4.0)	(49.4)

Noncurrent lease liabilities	$178.3	$5.1	$183.4

As of July 31, 2019, we have operating leases that have been signed but have not yet commenced with minimum lease payments of approximately $16.3 million. These leases relate to office space primarily in our APAC and EMEA regions. These leases are expected to commence in the second quarter of fiscal 2020 with lease terms of approximately five years. Accordingly, we have not recorded these leases on our Condensed Consolidated Balance Sheet as of July 31, 2019.

As previously disclosed in our Annual Report on Form 10-K, as of April 30, 2019, the future minimum lease payments related to our lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

	Operating	Capital
	Leases	Leases
(in millions)
Fiscal 2020	$56.9	$2.7
Fiscal 2021	49.8	1.6
Fiscal 2022	44.9	1.0
Fiscal 2023	32.9	0.3
Fiscal 2024	27.9	—
Thereafter	41.9	—

Total future minimum lease payments	$254.3	5.6

Less: amounts representing interest		(0.3)

Present value of lease liabilities		$5.3

The following tables summarize supplemental cash flow and other information related to our leases as of and for the periods indicated:

Supplemental Cash Flow Information

Three Months Ended
(in millions)	July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13.7
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.1

Right-of-use assets obtained in exchange for new lease obligations
Operating leases	7.8
Finance leases	3.4

Other Information

July 31,
2019
Weighted-average remaining lease term (years)
Operating leases	5.5
Finance leases	2.6

Weighted-average discount rates
Operating leases	6.02%
Finance leases	4.75%

For periods ended before May 1, 2019, the effective date of our adoption of ASC 842, we accounted for leases under ASC 840. Disclosures under ASC 840 for the applicable prior periods are as follows:

For the three months ended July 31, 2018, total rent expense for operating leases was $15.1 million and is included in cost of revenue and operating expense lines in our Condensed Consolidated Statements of Operations. As of April 30, 2019, we had total deferred rent liabilities relating to operating leases of $25.1 million. The current and noncurrent portions of our deferred rent liabilities were included in accrued expenses and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets.

We had recorded assets under capital leases of $14.7 million as of April 30, 2019, which are included in property and equipment on our Condensed Consolidated Balance Sheets. These assets were recorded net of accumulated amortization of $7.1 million. Amortization expense for assets under capital leases was $0.4 million for the three months ended July 31, 2018. We had recorded capital lease liabilities of $5.3 million as of April 30, 2019. The current portion of our capital lease obligations was included in accrued expenses, and the long-term portion of capital lease obligations was included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

8. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

	July 31,	April 30,
(in millions)	2019	2019
Accounts receivable	$410.5	$491.4
Unbilled accounts receivable	39.7	49.8
Less: allowance for doubtful accounts	(27.2)	(24.4)

Accounts receivable, net	$423.0	$516.8

The accounts receivable and unbilled accounts receivable balances as of July 31, 2019 and April 30, 2019, are comprised of amounts for which we have an unconditional right to collect.

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

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2019	$24.4
Provision	7.7
Write-offs and recoveries	(4.6)
Currency translation effect	(0.3)

Balance, July 31, 2019	$27.2

9. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	July 31, 2019			April 30, 2019
	Gross			Gross			Estimated
	Carrying	Accumulated		Carrying	Accumulated		Useful Lives
(in millions)	Amounts	Amortization	Net (1)	Amounts	Amortization	Net	(in years)
Customer contracts and relationships	$2,016.6	$1,590.0	$426.6	$2,032.1	$1,580.0	$452.1	2 - 15
Acquired and developed technology	1,183.6	1,081.9	101.7	1,191.9	1,081.0	110.9	1 - 11
Tradenames	138.9	137.0	1.9	139.4	137.4	2.0	1 - 20
Acquired favorable leases	—	—	—	2.2	2.2	—	2

Total	$3,339.1	$2,808.9	$530.2	$3,365.6	$2,800.6	$565.0

(1)

Net intangible assets decreased from April 30, 2019 to July 31, 2019 by approximately $2.0 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2019	2018
Customer contracts and relationships	$24.7	$24.8
Acquired and developed technology	9.9	10.3
Tradenames	0.1	0.8
Acquired favorable leases	—	0.1

Total	$34.7	$36.0

The estimated future annual amortization expense related to these intangible assets as of July 31, 2019, was as follows:

(in millions)
Fiscal 2020 (remaining 9 months)	$98.8
Fiscal 2021	123.6
Fiscal 2022	79.0
Fiscal 2023	56.7
Fiscal 2024	50.2
Fiscal 2025	42.9
Thereafter	79.0

Total	$530.2

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

	July 31,	April 30,
(in millions)	2019	2019
Compensation and employee benefits	$145.2	$185.0
Taxes other than income	23.0	30.8
Royalties and partner commissions	31.9	37.8
Litigation	47.4	5.3
Professional fees	14.3	12.0
Subcontractor expense	6.4	7.5
Interest	41.5	63.5
Restructuring	10.6	15.8
Asset retirement obligations	0.6	1.0
Deferred rent	—	4.3
Deferred acquisition payments	0.5	2.7
Other	50.0	100.6

Accrued expenses	$371.4	$466.3

Included above in other accrued expenses as of April 30, 2019, was approximately $45.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt and the redemption of such debt (see Note 13, Debt - Affiliate Company Borrowings). These dividends were settled in the first quarter of fiscal 2020. See Note 19, Related Party Transactions – Dividends Paid to Affiliates.

11. Equity-Based Compensation

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2019	2018
Cost of SaaS subscriptions	$0.1	$0.1
Cost of consulting services and other fees	0.4	0.3
Sales and marketing	1.4	1.3
Research and development	1.0	0.7
General and administrative	1.4	1.3

Total	$4.3	$3.7

IGS Holding Class D Management Incentive Units

Beginning in fiscal 2018, IGS Holding granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for Class D non-voting units (Class D Units) and vest over four years. We have recorded equity compensation expense of $4.1 million in the three months ended July 31, 2019, related to these grants and $3.4 million in the comparable three-month period ended July 31, 2018. From time to time, we continue to grant additional Class D MIUs.

12. Restructuring Charges

We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. In accordance with applicable FASB guidance, our restructuring charges are broken down into acquisition-related and other restructuring costs. These restructuring charges include employee severance costs and costs related to the reduction of office space. No business activities of the companies that we have acquired were discontinued. The workforce reductions were typically from all functional areas of our operations. In addition, we have recorded the impairment of operating lease ROU assets related to certain of our facility leases within restructuring costs on our Condensed Consolidated Statements of Operations.

Fiscal 2020 Restructuring Charges

During the first three months of fiscal 2020, we incurred restructuring costs of $6.0 million related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities. During the first three months of fiscal 2020, we made cash payments of approximately $1.4 million related to these actions. We expect to complete these actions during the remainder of fiscal 2020.

Fiscal 2019 Restructuring Charges

During fiscal 2019, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities primarily in the Americas region. We recorded restructuring cost reversals of $0.8 million and we made cash payments of $6.5 million during the first three months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2019 Acquisition-Related Charges

During fiscal 2019, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2019 acquisitions. These restructuring charges included employee severance costs related to redundant positions. We made cash payments of $0.1 million during the first three months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2019, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. The remaining accruals associated with these prior restructuring charges relate primarily to leases associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the three-month period ended July 31, 2019. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs						Total
	Balance				Foreign		Balance	Total Costs	Expected
	April 30,	Initial		ASC 842	Currency	Cash	July 31,	Recognized	Program
(in millions)	2019	Costs	Expense	Reclasses (1)	Effect	Payments	2019	to Date	Costs
Fiscal 2020 restructuring
Severance	$—	$5.8	$—	$—	$(0.1)	$(1.4)	$4.3	$5.8	$5.8
Facilities and other	—	0.2	—	—	—	—	0.2	0.2	0.2

Total fiscal 2020 restructuring	—	6.0	—	—	(0.1)	(1.4)	4.5	6.0	6.0

Fiscal 2019 restructuring
Severance	12.4	—	(0.9)	—	—	(6.4)	5.1	24.5	24.5
Facilities and other	2.1	—	0.1	(1.3)	—	(0.1)	0.8	2.5	2.5

Total fiscal 2019 restructuring	14.5	—	(0.8)	(1.3)	—	(6.5)	5.9	27.0	27.0

Fiscal 2019 acquisition-related
Severance	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Total fiscal 2019 acquisition-related	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Previous restructuring
Severance	0.4	—	—	—	—	—	0.4	17.4	17.4
Facilities and other	2.2	—	—	(1.9)	—	—	0.3	9.4	9.4

Total previous restructuring	2.6	—	—	(1.9)	—	—	0.7	26.8	26.8

Previous acquisition-related
Facilities and other	5.8	—	—	(5.0)	—	—	0.8	10.4	10.4

Total previous acquisition-related	5.8	—	—	(5.0)	—	—	0.8	10.4	10.4

Total restructuring	$23.0	$6.0	$(0.8)	$(8.2)	$(0.1)	$(8.0)	$11.9	$70.5	$70.5

(1)

Reflects amounts reclassified out of the opening balance of restructuring reserve accruals as of May 1, 2019, to operating lease ROU assets that we recorded with the adoption of ASC 842. Remaining facilities-related reserves relate to non-lease component charges from restructured office space.

The remaining restructuring reserve accruals related to severance costs and current facilities-related costs are included in accrued expenses, and the long-term facilities-related cost reserves are included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

The following table summarizes the restructuring charges reflected in our results of operations for the periods indicated for each of our reportable segments including charges related to those functions not allocated to our segments.

	Three Months Ended
	July 31,
(in millions)	2019	2018
License	$2.4	$1.5
Maintenance	0.1	0.5
Consulting	1.1	0.3
General and administrative and other functions	1.6	2.8

Total restructuring costs	$5.2	$5.1

In addition to these restructuring charges, we recorded the impairment of certain operating lease ROU assets of $1.3 million in the first quarter of fiscal 2020 in restructuring costs on our Condensed Consolidated Statements of Operations.

13. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2019			April 30, 2019
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-6 due February 1, 2022	$2,098.8	$2,065.0	5.08%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,092.5	1,088.8	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,624.6	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	387.5	384.9	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(45.5)	—		(49.7)	—

Total long-term debt	5,163.3	5,163.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt - noncurrent	$5,130.7	$5,130.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at July 31, 2019 and April 30, 2019 was 5.19% and 5.25%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal debt balances for all of our borrowings as of July 31, 2019:

Fiscal 2020 (remaining 9 months)	$24.4
Fiscal 2021	32.6
Fiscal 2022	3,134.4
Fiscal 2023	2,017.4

Total	$5,208.8

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial statements included in our Annual Report on Form 10-K, for a description of recent amendments.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of July 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,191.3 million as of July 31, 2019, including the Tranche B-6 Term Loan of $2,098.8 million and the Euro Tranche B-2 Term Loan of €986.9 million ($1,092.5 million).

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

Deferred Financing Fees, Debt Discounts and Premiums

As of July 31, 2019 and April 30, 2019, deferred financing fees, net of amortization, related to our Term Loans and Senior Notes of $37.9 million and $41.3 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.9 million and $0.9 million as of July 31, 2019 and April 30, 2019, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans and the Senior Notes under the effective interest method.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $7.6 million and $8.4 million as of July 31, 2019 and April 30, 2019, respectively, as a direct reduction of the carrying amount of our long-term debt.

Interest Expense, Net

The following table sets forth the components of interest expense, net recognized in our Condensed Consolidated Statements of Operations for the periods indicated:

	July 31,
(in millions)	2019	2018
Interest expense on credit facilities	$69.1	$75.0
Amortization of deferred financing fees and debt discounts	4.8	5.7
Interest on interest rate swaps	14.3	—
Other interest expense	0.3	0.2
Interest income	(0.3)	(0.1)
Amortization of debt premiums	(0.5)	(0.5)

Interest expense, net	$87.7	$80.3

Affiliate Company Borrowings

In addition to the debt held by Infor and its subsidiaries discussed above, certain affiliates of the Company have other borrowings which are not reflected in our Condensed Consolidated Financial Statements for any of the periods presented. These affiliate company borrowings are described below.

Holding Company PIK Notes

On April 8, 2014, Infor Software Parent, LLC (HoldCo), an indirect holding company of Infor, Inc., and its direct subsidiary Infor Software Parent, Inc., issued $750.0 million in aggregate principal amount of 7.125%/7.875% Senior Contingent Cash Pay Notes (the HoldCo Notes). The HoldCo Notes were to mature on May 1, 2021, and bore interest at the applicable rates per annum set forth below that was payable semi-annually in arrears, on May 1 and November 1 each year.

Interest was payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes could be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrued at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrued at a rate of 7.875% per annum. As of April 30, 2019, the total balance outstanding related to the HoldCo Notes was $750.0 million. Since inception, HoldCo has elected to pay interest due related to the HoldCo notes in cash and we have funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 19, Related Party Transactions – Dividends Paid to Affiliates.

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

On April 24, 2019, HoldCo provided a notice of conditional full redemption to the holders of the HoldCo Notes at a redemption price of 100.0% of the HoldCo Notes’ principal plus accrued and unpaid interest. On May 24, 2019, our affiliates received additional investments from our sponsors of $742.5 million and the proceeds of these investments were used by HoldCo to redeem the Holdco Notes for approximately $753.4 million, including accrued and unpaid interest, in accordance with the terms of the indenture governing the HoldCo Notes, and applicable fees. This redemption was part of our announcement related to the additional equity investments from our sponsors made in the third quarter of fiscal 2019, when we indicated the potential redemption of the HoldCo Notes by HoldCo and Infor Software Parent, Inc. See Note 19, Related Party Transactions.

14. Income Taxes

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended
	July 31,
(in millions, except percentages)	2019	2018
Income tax provision	$8.8	$2.2
Effective income tax rate	53.7%	2.8%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at different income tax rates than in the U.S.

The change in our effective tax rate for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT tax liability, a decrease in the valuation allowance release for foreign earnings, a decrease in our foreign earnings and related foreign tax, and a decrease in the amount of unrecognized tax benefits.

During the upcoming twelve months ending July 31, 2020, we expect a net reduction of approximately $2.9 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $112.9 million and $116.4 million as of July 31, 2019 and April 30, 2019, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

We continue to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. In particular, we continue to closely monitor on a quarterly basis the valuation allowances established for the deferred tax assets associated with our U.S., Sweden, and Japan operations. The release of the valuation allowance associated with these deferred assets would generally be based on the removal of negative evidence related to the entities’ most recent three years of operating results.

As of July 31, 2019, we continue to consider available cash balances that existed at the end of fiscal 2019 related to undistributed earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would adjust the income tax provision in the period such determination is made.

15. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise from non-stockholder transactions impacting stockholders’ deficit that are not included in the statement of operations and are reported as a separate component of stockholders’ deficit. Other comprehensive income (loss) includes the change in foreign currency translation adjustments and changes in defined benefit plan obligations.

We report accumulated other comprehensive income (loss) as a separate line item in the stockholders’ deficit section of our Condensed Consolidated Balance Sheets. We report the components of comprehensive income (loss) on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

	Foreign	Funded Status	Accumulated
	Currency	of Defined	Other
	Translation	Benefit	Comprehensive
(in millions)	Adjustment	Pension Plans (1)	Income (Loss)
Balance, April 30, 2019	$(251.8)	$(20.1)	$(271.9)

Other comprehensive income (loss)	(26.4)	1.1	(25.3)
Less: other comprehensive (income) loss attributable to noncontrolling interests	—	—	—

Other comprehensive income (loss) attributable to Infor, Inc.	(26.4)	1.1	(25.3)

Balance, July 31, 2019	$(278.2)	$(19.0)	$(297.2)

(1)	Funded status of defined benefit pension plans is presented net of tax benefit of $4.4 million and $4.4 million as of July 31, 2019 and April 30, 2019, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions)		Income Tax
Three Months Ended	Before-Tax	(Expense) Benefit	Net-of-Tax
July 31, 2019
Foreign currency translation adjustment	$(26.4)	$—	$(26.4)
Change in funded status of defined benefit plans	1.1	—	1.1

Other comprehensive income (loss)	$(25.3)	$—	$(25.3)

July 31, 2018
Foreign currency translation adjustment	$(42.4)	$—	$(42.4)
Change in funded status of defined benefit plans	0.9	—	0.9

Other comprehensive income (loss)	$(41.5)	$—	$(41.5)

16. Commitments and Contingencies

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of July 31, 2019 and April 30, 2019, we had accrued $47.4 million and $47.4 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of July 31, 2019, we had $41.7 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where we will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. Infor secured a wide-ranging disclosure order for the production of certain documents and information against FKA, which FKA appealed to the Supreme Court. On May 27, 2019, the Supreme Court issued its ruling setting aside the Appeals Court’s document production order and remanded the matter to the Appeal Court to reconsider its prior document ruling with direction provided by the Supreme Court’s ruling. The main hearing before the Court of Appeals previously scheduled to occur in March-April 2019 has been rescheduled to commence on May 5, 2020. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of July 31, 2019, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of July 31, 2019 and April 30, 2019.

17. Derivatives

In the fourth quarter of fiscal 2019, we entered into certain callable interest rate swaps with notional amounts totaling $1,500.0 million to mitigate our exposure to the variability of the three-month LIBOR for our floating rate debt. These callable interest rate swaps had an effective date of April 5, 2019, with a 60-month term expiring on March 31, 2024, and no interest rate floor. These swaps are callable by Infor beginning on March 31, 2021, and quarterly thereafter through December 31, 2023, under which we can terminate the contracts early at no cost. The callable interest rate swaps have not been designated as hedging instruments for accounting purposes.

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

				Fair Value at
	Notional	Derivative	Balance Sheet	July 31,	April 30,
(in millions, except percentages)	Amount	Base	Classification	2019	2019
Derivatives not designated as hedging instruments:
Callable interest rate swap	$600.0	2.7440%	Accrued expenses	$3.6	$1.0
			Other long-term liabilities	3.3	0.6
Callable interest rate swap	450.0	2.7375%	Accrued expenses	2.6	0.7
			Other long-term liabilities	2.5	0.4
Callable interest rate swap	300.0	2.7440%	Accrued expenses	1.8	0.5
			Other long-term liabilities	1.7	0.3
Callable interest rate swap	150.0	2.7600%	Accrued expenses	0.9	0.2
			Other long-term liabilities	0.9	0.3

Total	$1,500.0		Total liabilities	$17.3	$4.0

Changes in the fair value of the derivative not designated as hedging instruments are recognized in our results of operations in interest expense, net in our Condensed Consolidated Statements of Operations.

We have no derivatives instruments designated as accounting hedges. The amounts reflected in the above tables do not include any adjustments to reflect the impact of deferred income taxes. For all periods presented, there were no gains or losses recognized in income related to hedge ineffectiveness.

As of July 31, 2019, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next twelve months.

18. Segment and Geographic Information

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

License—Our License segment develops, markets and distributes enterprise business software applications including the following types of software: ERP, HCM, CRM, financial management, business intelligence, enterprise asset management, enterprise performance management, SCM, service management, manufacturing operations, business project management and property management for hospitality companies. License revenues include subscription revenues related to granting customers access to software products through our SaaS subscription offerings and license fees resulting from products licensed to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

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

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our consolidated financial statements. We do not assess or report assets or capital expenditures by reportable segment. For disclosure of goodwill by reportable segment see Note 5, Goodwill.

The following table presents revenue and other financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
July 31, 2019
Revenues	$227.8	$340.6	$212.7	$781.1
Cost of revenues	86.1	56.5	172.5	315.1
Direct sales and other costs	105.0	—	—	105.0

Sales margin	$36.7	$284.1	$40.2	$361.0

Sales margin %	16.1%	83.4%	18.9%	46.2%

July 31, 2018
Revenues	$222.2	$351.0	$209.6	$782.8
Cost of revenues	77.6	56.0	171.0	304.6
Direct sales and other costs	103.0	—	—	103.0

Sales margin	$41.6	$295.0	$38.6	$375.2

Sales margin %	18.7%	84.0%	18.4%	47.9%

The following table presents a reconciliation of our reportable segment revenues, net of the reversal of purchase accounting revenue adjustments, and our reportable segment sales margin to total consolidated revenues and consolidated income before income tax for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2019	2018
Reportable segment revenues	$781.1	$782.8
Purchase accounting revenue adjustments (1)	(1.1)	(0.1)

Total revenues	$780.0	$782.7

Reportable segment sales margin	$361.0	$375.2
Other unallocated costs and operating expenses (2)	205.7	203.6
Amortization of intangible assets and depreciation	56.6	51.6
Restructuring costs	6.5	5.1

Income from operations	92.2	114.9
Total other expense, net	75.8	35.1

Income before income tax	$16.4	$79.8

(1)	Adjustments to decrease reportable segment revenue for revenue that we would have recognized had we not adjusted acquired deferred revenue as required by GAAP.
(2)

Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, equity-based compensation, as well as adjustments for deferred costs recognized related to acquired deferred revenue.

Geographic Information

The following table presents our revenues from contracts with customers disaggregated by revenue type, which we believe are the categories that best depict how economic factors affect the nature, amount, timing, and uncertainty of applicable revenue and cash flows and summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
July 31, 2019
SaaS subscriptions	$128.9	$22.7	$20.2	$171.8
Software license fees	27.9	20.6	6.4	54.9

Software subscriptions and license fees	156.8	43.3	26.6	226.7
Product updates and support fees	214.4	98.8	27.4	340.6

Software revenues	371.2	142.1	54.0	567.3
Consulting services and other fees	110.3	80.4	22.0	212.7

Total revenues	$481.5	$222.5	$76.0	$780.0

July 31, 2018
SaaS subscriptions	$110.8	$26.6	$18.8	$156.2
Software license fees	31.3	23.1	11.5	65.9

Software subscriptions and license fees	142.1	49.7	30.3	222.1
Product updates and support fees	221.5	101.7	27.8	351.0

Software revenues	363.6	151.4	58.1	573.1
Consulting services and other fees	108.9	82.9	17.8	209.6

Total revenues	$472.5	$234.3	$75.9	$782.7

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
July 31, 2019	$128.7	$26.5	$18.5	$173.7
April 30, 2019	$127.5	$25.5	$19.1	$172.1

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended
	July 31,
(in millions)	2019	2018
United States	$441.0	$431.0
All other countries	339.0	351.7

Total revenues	$780.0	$782.7

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

	July 31,	April 30,
(in millions)	2019	2019
United States	$127.2	$125.9
All other countries	46.5	46.2

Total long-lived tangible assets	$173.7	$172.1

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

19. Related Party Transactions

Our largest investors are our sponsors, Koch Equity Development (KED), the investment and acquisition subsidiary of Koch Industries, Golden Gate Capital, and until December 2018, Summit Partners.

On January 16, 2019, we announced that KED and Golden Gate Capital had agreed to make additional investments of $1.5 billion in Infor. A portion of the proceeds related to these investments was used to acquire Summit Partners’ interest in Infor and the affiliates of Infor’s parent company in December 2018, and approximately $500.0 million was received to repay our then outstanding Senior Secured Notes in February 2019. In the first quarter of fiscal 2020, our affiliates received $742.5 million in conjunction with the redemption of the HoldCo Notes. See Equity Contributions below, and Note 13, Debt - Affiliate Company Borrowings.

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

	Three Months Ended
	July 31,
(in millions)	2019	2018
Koch Industries	$1.0	$1.0
Golden Gate Capital	1.0	0.8
Summit Partners	—	0.2

Total management fees and expenses	$2.0	$2.0

As of July 31, 2019, approximately $0.8 million and $0.8 million of the sponsor management fees remained unpaid related to Koch Industries and Golden Gate Capital, respectively.

In addition, under the advisory agreements the sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. We generally recognize these transaction fees in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the period when incurred.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our sponsors. Revenues from companies affiliated with Koch Industries and Golden Gate Capital, are recognized according to our revenue recognition policy. All of these agreements were entered into at our customary rates. Revenues from companies affiliated with Koch Industries were approximately $10.0 million in the three months ended July 31, 2019, and $7.5 million in the comparable period of fiscal 2019. Revenues from Golden Gate Capital-owned companies were approximately $0.8 million in the three months ended July 31, 2019, and $0.5 million in the comparable period of fiscal 2019.

In addition, we have made an insignificant amount of payments for products and services to companies owned by Golden Gate Capital and to Koch Industries affiliated companies in the first quarter of fiscal 2020 and in the comparable period of fiscal 2019.

Koch SaaS Agreements

During the past three years, we have entered into various SaaS subscription agreements with affiliates of Koch Industries for various Infor software products including our CloudSuite HCM, CloudSuite Financials, EAM, and other software (the Koch SaaS Agreements). The Koch SaaS Agreements total approximately $102.6 million with average SaaS subscription revenues of approximately $15.0 million per year. All of the Koch SaaS Agreements were entered into at our customary rates and have terms of one to ten years.

Golden Gate Capital SaaS Agreement

In fiscal 2017, we entered into a SaaS subscription agreement with Golden Gate Capital (the Golden Gate Capital SaaS Agreement) under which Golden Gate Capital agreed to a three-year subscription to our CloudSuite Financials and Procurement software including related implementation services, both at our customary rates. The Golden Gate Capital SaaS Agreement and related services totaled approximately $0.9 million, including SaaS subscription revenue of $0.2 million per year which has been recognized ratably over each of the three years under the Golden Gate Capital SaaS Agreement, and $0.3 million in consulting services which was recognized as the services were provided.

Equity Contributions

In the fourth quarter of fiscal 2019, our sponsors made capital contributions to IGS Holding of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. Infor’s proceeds from the new equity contribution were used to redeem our Senior Secured Notes, which were then outstanding. See Note 12, Debt, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K.

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $51.4 million and $58.8 million as of July 31, 2019, and April 30, 2019, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first three months of fiscal 2020, we estimated we owed $7.4 million under the Tax Allocation Agreement which was recorded as a dividend and reduction in our receivable from stockholders. In the first three months of fiscal 2019, we did not make any payments under the Tax Allocation Agreement and we had no amounts payable under the Tax Allocation Agreement as of July 31, 2019.

Dividends Paid to Affiliates

Fiscal 2020

In the first three months of fiscal 2020, we paid dividends to our affiliate companies totaling $52.4 million. We paid dividends to HoldCo of $26.7 million related to the funding of semi-annual interest on our affiliate’s debt and $18.3 million related to the redemption of the HoldCo Notes. See Note 13, Debt - Affiliate Company Borrowings. These dividends were accrued as of April 30, 2019. In addition, in the first quarter of fiscal 2020 we paid dividends to HoldCo of $7.4 million due under our Tax Allocation Agreement, as discussed above.

Fiscal 2019

In fiscal 2019, we paid dividends to our affiliate companies totaling $76.8.

In the third quarter of fiscal 2019, we paid dividends to HoldCo totaling $26.8 million related primarily to the funding of semi-annual interest due related to the HoldCo Notes.

In the first quarter of fiscal 2019, we paid dividends to HoldCo of $27.0 million primarily to pay the semi-annual interest due related to the HoldCo Notes. In addition, we paid dividend of approximately $23.0 million to Infor Enterprise primarily to fund equity distributions to members of our executive management team under certain of their equity awards. Both of these dividends were accrued as of April 30, 2018.

In future periods we may from time-to-time service additional interest payments related to our affiliate companies’ debt or other obligations through further dividend distributions.

20. Supplemental Guarantor Financial Information

The Senior Notes issued by Infor (US), Inc. are fully and unconditionally guaranteed, except for certain customary automatic release provisions, jointly and severally, by Infor, Inc., its parent company, and substantially all of its existing and future wholly-owned domestic subsidiaries (collectively the Guarantor Subsidiaries). See Note 13, Debt. Its other subsidiaries (collectively, the Non-Guarantor Subsidiaries) are not guarantors of our borrowings. The indentures governing the Senior Notes limit, among other things, the ability of Infor, Inc. and the Guarantor Subsidiaries to incur additional indebtedness; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; and sell or transfer certain assets.

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of July 31, 2019 and April 30, 2019, our Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for our fiscal quarters ended July 31, 2019 and 2018, and our Condensed Consolidating Statements of Cash Flows for the three months ended July 31, 2019 and 2018.

During the preparation of the condensed consolidating financial information of Infor, Inc. and Subsidiaries in the fourth quarter of fiscal 2019, management identified errors in (i) the presentation of equity in (earnings) loss of subsidiaries, net income (loss), net income (loss) attributable to noncontrolling interests and net income (loss) attributable to Infor, Inc. in the Parent, Issuer and Eliminations columns of our Consolidating Statements of Operations and Comprehensive Income (Loss), (ii) the presentation of comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent, Issuer and Eliminations columns of the Consolidating Statements of Operations and Comprehensive Income (Loss), and (iii) the manner in which certain intercompany transactions were classified and presented that occurred between the Parent, Issuer and Non-Guarantor Subsidiaries which impacted the related columns in addition to the Eliminations column in the Consolidating Statements of Cash Flows and the Parent, Issuer and Eliminations columns in the Consolidating Balance Sheets. The cash flow errors were due to the following issues: (i) we presented all dividends, contributions, and intercompany loan activity in the financing section, as opposed to reflecting the activity as either financing or investing with a corresponding elimination amount; and (ii) we did not include constructive receipt of cash in the Parent column for cash that moved directly between the Issuer and affiliate companies of the parent of Infor, Inc. These errors impacted the disclosures as previously presented in our Quarterly Reports on Form 10-Q in fiscal 2019.

The Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised for error (i) and (ii) identified above, resulting in impacts to net income (loss) and net income (loss) attributable to Infor, Inc. in the Parent column of $0.3 million for the quarter ended July 31, 2018, and the Issuer column of $0.3 million for the quarter ended July 31, 2018. The Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised resulting in impacts to comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent column of $41.7 million for the quarter ended July 31, 2018, and in the Issuer column of $41.5 million for the quarter ended July 31, 2018. The Consolidating Statements of Cash Flows have been revised resulting in impacts to cash flows provided by (used in) investing activities and financing activities for error (iii) identified above. The impact to cash flows provided by (used in) investing activities in the Parent column was $50.0 million for the quarter ended July 31, 2018. The impact to cash flows provided by (used in) investing activities in the Non-Guarantor Subsidiaries column was $2.2 million for the quarter ended July 31, 2018. The impact to cash flows provided by (used in) financing activities in the Parent column was $50.0 million for the quarter ended July 31, 2018. The impact to cash flows provided by (used in) financing activities in the Non-Guarantor Subsidiaries column was $2.2 million for the quarter ended July 31, 2018. The errors, which we have determined are not material to this disclosure, are eliminated upon consolidation and therefore have no impact on our Guarantor subsidiaries or consolidated financial statements.

During the first quarter of fiscal 2020, a misstatement was identified that caused an overstatement in the income tax provision presented within our Consolidated Statements of Operations for the three and nine months ended January 31, 2019 and the fiscal year ended April 30, 2019, and a corresponding overstatement in deferred tax liabilities presented within our Consolidated Balance Sheets as of January 31, 2019 and April 30, 2019. Correction of this misstatement resulted in a $14.7 million reduction in deferred tax liabilities and a $14.7 million decrease in accumulated deficit on our Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit as of April 30, 2019, and impacted, for the full amount of the misstatement, in each of the Parent, Issuer and Eliminations columns. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for additional discussion of the nature of the identified misstatement related to this matter.

We have revised the condensed Consolidating Balance Sheets, Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Statements of Cash Flows for the applicable periods presented below, to correct for these errors and misstatements. We will correct the errors and misstatements associated with other applicable prior period interim disclosures in future quarterly Form 10-Q filings.

We periodically consolidate our operating subsidiaries, primarily Guarantor Subsidiaries, into Infor (US), Inc. When such consolidations occur, we retrospectively adjust the Subsidiary Issuer and Guarantor Subsidiary columns accordingly for all periods presented below.

Condensed Consolidating Balance Sheets

	July 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$50.4	$—	$203.1	$—	$253.5
Accounts receivable, net	—	206.3	15.9	200.8	—	423.0
Prepaid expenses	—	155.3	3.7	44.9	—	203.9
Income tax receivable	—	—	1.3	4.4	(1.3)	4.4
Other current assets	—	14.7	1.2	27.8	—	43.7
Affiliate receivable	—	131.5	171.1	210.0	(512.6)	—

Total current assets	—	558.2	193.2	691.0	(513.9)	928.5
Property and equipment, net	—	127.2	—	46.5	—	173.7
Operating lease right-of-use assets	—	90.0	0.2	106.9	—	197.1
Intangible assets, net	—	447.3	—	82.9	—	530.2
Goodwill	—	2,974.7	62.6	1,511.5	—	4,548.8
Deferred tax assets	—	0.3	0.1	112.6	(0.1)	112.9
Other assets	—	108.3	3.7	50.4	—	162.4
Affiliate receivable	—	112.8	—	154.8	(267.6)	—
Investment in subsidiaries	—	1,960.9	—	—	(1,960.9)	—

Total assets	$—	$6,379.7	$259.8	$2,756.6	$(2,742.5)	$6,653.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$60.6	$—	$19.3	$—	$79.9
Income tax payable	—	17.7	—	36.7	(1.3)	53.1
Accrued expenses	—	168.8	3.9	198.7	—	371.4
Deferred revenue	—	742.1	30.5	365.6	—	1,138.2
Affiliate payable	29.4	379.4	1.4	102.4	(512.6)	—
Current portion of long-term obligations	—	32.6	—	—	—	32.6
Operating lease liabilities	—	22.3	0.1	23.0	—	45.4

Total current liabilities	29.4	1,423.5	35.9	745.7	(513.9)	1,720.6
Long-term debt	—	5,130.7	—	—	—	5,130.7
Operating lease liabilities, noncurrent	—	92.0	0.1	86.2	—	178.3
Deferred tax liabilities	—	8.5	—	3.7	(0.1)	12.1
Affiliate payable	58.2	154.8	—	54.6	(267.6)	—
Other long-term liabilities	—	48.9	0.5	121.5	—	170.9
Losses in excess of investment in subsidiaries	478.7	—	—	—	(478.7)	—

Total liabilities	566.3	6,858.4	36.5	1,011.7	(1,260.3)	7,212.6
Total Infor, Inc. stockholders’ equity (deficit)	(566.3)	(478.7)	223.3	1,737.6	(1,482.2)	(566.3)
Noncontrolling interests	—	—	—	7.3	—	7.3

Total stockholders’ equity (deficit)	(566.3)	(478.7)	223.3	1,744.9	(1,482.2)	(559.0)

Total liabilities and stockholders’ equity (deficit)	$—	$6,379.7	$259.8	$2,756.6	$(2,742.5)	$6,653.6

	April 30, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105.3	$—	$251.1	$—	$356.4
Accounts receivable, net	—	254.9	12.6	249.3	—	516.8
Prepaid expenses	—	156.5	3.7	48.3	—	208.5
Income tax receivable	—	10.4	0.1	4.4	—	14.9
Other current assets	—	11.5	1.4	31.9	—	44.8
Affiliate receivable	45.0	143.2	163.9	167.3	(519.4)	—

Total current assets	45.0	681.8	181.7	752.3	(519.4)	1,141.4
Property and equipment, net	—	125.9	—	46.2	—	172.1
Intangible assets, net	—	472.7	0.1	92.2	—	565.0
Goodwill	—	2,974.6	62.6	1,545.2	—	4,582.4
Deferred tax assets	—	0.3	0.1	116.1	(0.1)	116.4
Other assets	—	121.0	3.4	51.0	—	175.4
Affiliate receivable	—	124.2	—	157.6	(281.8)	—
Investment in subsidiaries	—	1,937.8	—	—	(1,937.8)	—

Total assets	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$99.2	$—	$23.4	$—	$122.6
Income tax payable	—	0.3	—	51.1	—	51.4
Accrued expenses	45.0	230.6	1.9	188.8	—	466.3
Deferred revenue	—	747.6	28.1	412.3	—	1,188.0
Affiliate payable	29.4	374.5	1.1	114.4	(519.4)	—
Current portion of long-term obligations	—	27.5	—	—	—	27.5

Total current liabilities	74.4	1,479.7	31.1	790.0	(519.4)	1,855.8
Long-term debt	—	5,154.2	—	—	—	5,154.2
Deferred tax liabilities	—	29.7	—	9.0	(0.1)	38.6
Affiliate payable	58.2	157.6	—	66.0	(281.8)	—
Other long-term liabilities	—	80.3	0.5	166.7	—	247.5
Losses in excess of investment in subsidiaries	463.2	—	—	—	(463.2)	—

Total liabilities	595.8	6,901.5	31.6	1,031.7	(1,264.5)	7,296.1
Total Infor, Inc. stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,721.5	(1,474.6)	(550.8)
Noncontrolling interests	—	—	—	7.4	—	7.4

Total stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,728.9	(1,474.6)	(543.4)

Total liabilities and stockholders’ equity (deficit)	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended July 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$139.1	$4.9	$27.8	$—	$171.8
Software license fees	—	22.5	3.7	28.7	—	54.9

Software subscriptions and license fees	—	161.6	8.6	56.5	—	226.7
Product updates and support fees	—	192.5	8.4	139.7	—	340.6

Software revenues	—	354.1	17.0	196.2	—	567.3
Consulting services and other fees	—	97.2	5.8	109.7	—	212.7

Total revenues	—	451.3	22.8	305.9	—	780.0

Operating expenses:
Cost of SaaS subscriptions	—	62.5	0.6	12.5	—	75.6
Cost of software license fees	—	5.3	0.8	4.5	—	10.6
Cost of product updates and support fees	—	30.5	0.7	25.3	—	56.5
Cost of consulting services and other fees	—	82.3	3.8	86.8	—	172.9
Sales and marketing	—	69.3	5.5	46.4	—	121.2
Research and development	—	76.4	1.4	49.0	—	126.8
General and administrative	—	38.1	—	22.0	—	60.1
Amortization of intangible assets and depreciation	—	44.7	0.1	11.8	—	56.6
Restructuring costs	—	2.3	—	4.2	—	6.5
Acquisition-related and other costs	—	0.8	—	0.2	—	1.0
Affiliate (income) expense, net	—	5.9	4.1	(10.0)	—	—

Total operating expenses	—	418.1	17.0	252.7	—	687.8

Income from operations	—	33.2	5.8	53.2	—	92.2

Other expense, net:
Interest expense, net	—	87.7	—	—	—	87.7
Affiliate interest (income) expense, net	—	1.5	—	(1.5)	—	—
Other (income) expense, net	—	(21.5)	—	9.6	—	(11.9)

Total other expense, net	—	67.7	—	8.1	—	75.8

Income (loss) before income tax	—	(34.5)	5.8	45.1	—	16.4
Income tax provision (benefit)	—	7.2	(1.2)	2.8	—	8.8
Equity in (earnings) loss of subsidiaries	(7.3)	(49.0)	—	—	56.3	—

Net income (loss)	7.3	7.3	7.0	42.3	(56.3)	7.6
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Net income (loss) attributable to Infor, Inc.	$7.3	$7.3	$7.0	$42.0	$(56.3)	$7.3

Comprehensive income (loss)	(18.0)	(18.0)	7.0	17.0	(5.7)	(17.7)
Noncontrolling interests comprehensive income (loss)	—	—	—	0.3	—	0.3

Comprehensive income (loss) attributable to Infor, Inc.	$(18.0)	$(18.0)	$7.0	$16.7	$(5.7)	$(18.0)

	Three Months Ended July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
SaaS subscriptions	$—	$124.4	$3.0	$28.8	$—	$156.2
Software license fees	—	28.2	0.8	36.9	—	65.9

Software subscriptions and license fees	—	152.6	3.8	65.7	—	222.1
Product updates and support fees	—	199.6	8.9	142.5	—	351.0

Software revenues	—	352.2	12.7	208.2	—	573.1
Consulting services and other fees	—	94.6	6.2	108.8	—	209.6

Total revenues	—	446.8	18.9	317.0	—	782.7

Operating expenses:
Cost of SaaS subscriptions	—	57.2	0.3	10.7	—	68.2
Cost of software license fees	—	5.8	—	3.7	—	9.5
Cost of product updates and support fees	—	29.2	0.7	26.1	—	56.0
Cost of consulting services and other fees	—	80.8	4.2	86.3	—	171.3
Sales and marketing	—	67.7	4.8	45.3	—	117.8
Research and development	—	74.9	1.4	47.2	—	123.5
General and administrative	—	37.9	—	22.2	—	60.1
Amortization of intangible assets and depreciation	—	40.9	0.1	10.6	—	51.6
Restructuring costs	—	3.4	—	1.7	—	5.1
Acquisition-related and other costs	—	3.7	—	1.0	—	4.7
Affiliate (income) expense, net	—	0.9	0.9	(1.8)	—	—

Total operating expenses	—	402.4	12.4	253.0	—	667.8

Income (loss) from operations	—	44.4	6.5	64.0	—	114.9

Other expense, net:
Interest expense, net	—	80.4	—	(0.1)	—	80.3
Affiliate interest (income) expense, net	—	1.8	—	(1.8)	—	—
Other (income) expense, net	—	(59.7)	—	14.5	—	(45.2)

Total other expense, net	—	22.5	—	12.6	—	35.1

Income (loss) before income tax	—	21.9	6.5	51.4	—	79.8
Income tax provision (benefit)	—	(5.9)	(2.7)	10.8	—	2.2
Equity in (earnings) loss of subsidiaries	(77.3)	(49.5)	—	—	126.8	—

Net income (loss)	77.3	77.3	9.2	40.6	(126.8)	77.6
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$77.3	$77.3	$9.2	$40.3	$(126.8)	$77.3

Comprehensive income (loss)	35.9	35.9	9.2	(0.7)	(44.2)	36.1
Noncontrolling interests comprehensive income (loss)	—	—	—	0.2		0.2

Comprehensive income (loss) attributable to Infor, Inc.	$35.9	$35.9	$9.2	$(0.9)	$(44.2)	$35.9

Condensed Consolidating Statements of Cash Flows

	Three Months Ended July 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$14.8	$—	$(41.5)	$—	$(26.7)

Cash flows from investing activities:
Dividends received	45.0	—	—	—	(45.0)	—
Proceeds from (payments to) affiliates within group	—	4.0	—	3.7	(7.7)	—
Purchases of property, equipment and software	—	(21.1)	—	(2.4)	—	(23.5)

Net cash used in investing activities	45.0	(17.1)	—	1.3	(52.7)	(23.5)

Cash flows from financing activities:
Dividends paid	(45.0)	(52.4)	—	—	45.0	(52.4)
Proceeds from repayment of stockholder loans	—	7.4	—	—	—	7.4
Payments on finance lease and other obligations	—	(0.2)	—	(1.0)	—	(1.2)
Payments on long-term debt	—	(2.9)	—	—	—	(2.9)
Proceeds from (payments to) affiliates within group	—	(3.7)	—	(4.0)	7.7	—
Deferred purchase price and contingent consideration	—	—	—	(1.0)	—	(1.0)
Other	—	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) financing activities	(45.0)	(52.8)	—	(6.0)	52.7	(51.1)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.3)	—	(2.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(55.1)	—	(48.5)	—	(103.6)
Cash, cash equivalents and restricted cash at the beginning of the period	—	105.5	—	265.4	—	370.9

Cash, cash equivalents and restricted cash at the end of the period	$—	$50.4	$—	$216.9	$—	$267.3

	Three Months Ended July 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$58.1	$—	$(23.2)	$—	$34.9

Cash flows from investing activities:
Business and asset acquisitions, net of cash acquired	—	2.5	—	—	—	2.5
Dividends received	50.0	—	—	—	(50.0)	—
Proceeds from (payments to) affiliates within group	—	—	—	2.2	(2.2)	—
Purchases of property, equipment and software	—	(17.6)	—	(2.5)	—	(20.1)

Net cash used in investing activities	50.0	(15.1)	—	(0.3)	(52.2)	(17.6)

Cash flows from financing activities:
Dividends paid	(50.0)	(50.0)	—	—	50.0	(50.0)
Payments on finance lease and other obligations	—	(0.3)	—	(0.3)	—	(0.6)
Payments on long-term debt	—	(38.4)	—	—	—	(38.4)
Proceeds from (payments to) affiliates within group	—	(2.2)	—	—	2.2	—
Other	—	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	(50.0)	(91.3)	—	(0.3)	52.2	(89.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(7.4)	—	(7.4)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(48.3)	—	(31.2)	—	(79.5)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.0	—	329.7	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$51.7	$—	$298.5	$—	$350.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended July 31, 2019, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on June 25, 2018 (our Annual Report on Form 10-K), and related notes thereto.

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

We generate revenue primarily from providing access to software products through our Software-as-a-Service (SaaS) subscription offerings, the sale of perpetual or term software licenses granting customers use of our software products, providing product updates and support and providing consulting services to our customers. We operate in three segments: License, Maintenance and Consulting. We market and sell our software and services primarily through a direct sales force, which is augmented by strategic alliances with systems integrators and resellers. In addition to providing software products, we generate substantial recurring revenue by providing on-going software support services to our customers through our maintenance and support programs. The product updates and support we provide are valued by our customers as evidenced by our high annual maintenance retention rates. We also help our customers implement and use our applications effectively through our consulting services offerings, including training, implementation and consulting services.

We serve customers across three major geographic regions: the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 17,560 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first three months of fiscal 2020, our Americas, EMEA and APAC regions generated approximately 61.8%, 28.5% and 9.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

Adoption of New Accounting Standards

Effective May 1, 2019, we adopted the FASB guidance related to accounting for leases included in ASC 842, Leases (ASC 842), using the optional modified retrospective transition method electing not to restate prior periods to reflect this change. See Note 2, Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements. As a result, we have changed our accounting policy for leases. Our financial statements for reporting periods beginning after April 30, 2019, are presented under ASC 842, while amounts for prior periods have not been adjusted and continue to reflect amounts as originally reported in accordance with our historic accounting for leases under ASC 840, Leases (ASC 840).

Acquisitions

An acquisition program is an important element of our corporate strategy. We have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases our overall value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 4, Acquisitions, for additional information related to our recent acquisitions. Operating results relating to these acquisitions have been included in our results of operations as of the applicable acquisition dates.

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

Fiscal 2020 Acquisitions

None.

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

In the fourth quarter of fiscal 2019, our sponsors made new capital contributions to IGS Holding LP (IGS Holdings, an affiliate of the parent company of Infor) of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. Infor’s proceeds from this equity contribution were used to redeem our then outstanding Senior Secured Notes. See Note 12, Debt, and Note 21, Related Party Transactions, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K.

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

For the first quarter of fiscal 2020, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.2% and 4.8%, respectively, as compared to the average exchange rates for the first quarter of fiscal 2019.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended July 31, 2019 vs. 2018	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues:
SaaS subscriptions	$(1.1)	$16.7	$15.6	(0.7)%	10.7%	10.0%
Software license fees	(1.1)	(9.9)	(11.0)	(1.7)	(15.0)	(16.7)

Software subscriptions and license fees	(2.2)	6.8	4.6	(1.0)	3.1	2.1
Product updates and support fees	(5.8)	(4.6)	(10.4)	(1.7)	(1.3)	(3.0)

Software revenues	(8.0)	2.2	(5.8)	(1.4)	0.4	(1.0)
Consulting services and other fees	(4.5)	7.6	3.1	(2.1)	3.6	1.5

Total revenues	$(12.5)	$9.8	$(2.7)	(1.6)%	1.3%	(0.3)%

Total operating expenses	$(10.9)	$30.9	$20.0	(1.6)%	4.6%	3.0%

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

There have been no material changes to our critical accounting policies and estimates during the first three months of fiscal 2020.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
Revenues:
SaaS subscriptions	$171.8	$156.2	10.0%	10.7%
Software license fees	54.9	65.9	(16.7)	(15.0)

Software subscriptions and license fees	226.7	222.1	2.1	3.1
Product updates and support fees	340.6	351.0	(3.0)	(1.3)

Software revenues	567.3	573.1	(1.0)	0.4
Consulting services and other fees	212.7	209.6	1.5	3.6

Total revenues	780.0	782.7	(0.3)	1.3

Operating expenses:
Cost of SaaS subscriptions	75.6	68.2	10.9	11.4
Cost of software license fees	10.6	9.5	11.6	12.6
Cost of product updates and support fees	56.5	56.0	0.9	2.5
Cost of consulting services and other fees	172.9	171.3	0.9	3.2
Sales and marketing	121.2	117.8	2.9	4.6
Research and development	126.8	123.5	2.7	4.3
General and administrative	60.1	60.1	0.0	1.7
Amortization of intangible assets and depreciation	56.6	51.6	9.7	10.7
Restructuring costs	6.5	5.1	27.5	31.4
Acquisition-related and other costs	1.0	4.7	(78.7)	(78.7)

Total operating expenses	687.8	667.8	3.0	4.6

Income from operations	92.2	114.9	(19.8)	(18.4)

Interest expense, net	87.7	80.3	9.2	9.2
Other (income) expense, net	(11.9)	(45.2)	(73.7)	(75.0)

Income before income tax	16.4	79.8	(79.4)	(78.2)
Income tax provision	8.8	2.2	300.0	300.0

Net income	7.6	77.6	(90.2)	(88.9)
Net income attributable to noncontrolling interests	0.3	0.3	0.0	33.3

Net income attributable to
Infor, Inc.	$7.3	$77.3	(90.6)%	(89.4)%

The discussion that follows relating to our results of operations for the comparable three-month periods ended July 31, 2019 and 2018, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
Revenues
SaaS subscriptions	$171.8	$156.2	10.0%	10.7%
Software license fees	54.9	65.9	(16.7)	(15.0)

Software subscriptions and license fees	226.7	222.1	2.1	3.1
Product updates and support fees	340.6	351.0	(3.0)	(1.3)

Software revenues	567.3	573.1	(1.0)	0.4
Consulting services and other fees	212.7	209.6	1.5	3.6

Total revenues	$780.0	$782.7	(0.3)%	1.3%

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

We recognize revenues pursuant to applicable FASB guidelines. SaaS Subscription revenues are recognized over the contract term once the software is made available through our SaaS offerings. Software license fees revenues from end-users are generally recognized when the software product has been delivered and certain conditions are met. Revenues from customer product updates and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K, for a more complete description of our revenue recognition policy.

Total revenues increased 1.3% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.6%. On a constant currency basis, total revenues increased in our Americas and APAC regions, which were up 2.2% and 2.2%, respectively, while revenues in our EMEA region were down 0.9%. Our SaaS subscriptions revenues increased 10.7% offsetting a decrease in our perpetual software license fees revenues. As a result of this shift, our quarter-over-quarter perpetual software license fees revenues decreased 15.0%. With our expanding CloudSuite offerings, SaaS subscriptions accounted for over 75.0% of our total software license fees revenues in the first quarter of fiscal 2020. Our product updates and support fees were down 1.3%, while our consulting services and other fees revenues were up 3.6%. The increase in total revenues also reflects the inclusion of the results of operations of our recent acquisitions.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the first quarter of fiscal 2020, SaaS subscriptions revenues increased by 10.7% compared to the first quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.7%. At constant currency, we reported higher SaaS revenues in the first quarter of fiscal 2020 in our Americas and APAC geographic regions accounting for increases of 11.7 points and 1.1 points, respectively. These increases were somewhat offset by a 2.1 point decrease in our EMEA region. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for approximately 2.1 points of the increase.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the first quarter of fiscal 2020, software license fees decreased by 15.0% compared to the first quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.7%. At constant currency, the decrease in perpetual license fees revenues was experienced across all geographies with the APAC, Americas and EMEA regions accounting for decreases of 7.7 points, 5.0 points, and 2.3 points, respectively. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

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

Product updates and support fees decreased by 1.3% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.7%. At constant currency, our Americas region accounted for a decrease of 1.9 points which was somewhat offset by modest growth in our product updates and support fees in EMEA while our APAC region was relatively flat. The net decrease was primarily the result of the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates, and support customer attrition, offsetting revenues related to new maintenance pull-through from new license transactions and price increases. We continue to experience maintenance retention rates of over 93.0%.

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

Consulting services and other fees increased by 3.6%, excluding the unfavorable foreign currency impact of 2.1%, in the current quarter compared to the first quarter last year. At constant currency, we experienced an increase in consulting services revenues which accounted for an increase of 3.2 points compared to the first quarter last year. The increase in consulting services was experienced across all geographic regions with APAC contributing an increase of 2.5 points, EMEA 0.6 points, and Americas 0.1 point. In addition, other fees revenues were higher quarter-over-quarter accounting for an increase of 0.4 points. The increase in consulting services and other fees reflects the inclusion of the results of our recent acquisitions, which accounted for 1.8 points of the increase.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,153.9 million as of July 31, 2019, compared to $1,210.4 million as of April 30, 2019, and $1,150.2 million as of July 31, 2018.

The following table sets forth the components of deferred revenue:

	July 31,	April 30,	July 31,
(in millions)	2019	2019	2018
SaaS subscriptions	$364.5	$388.9	$316.0
Software license fees	11.5	12.1	10.8

Software subscriptions and license fees	376.0	401.0	326.8
Product updates and support fees	724.3	740.7	754.5
Consulting services and other fees	71.3	76.7	72.4
Contract asset offset	(17.7)	(8.0)	(3.5)

Total deferred revenue	1,153.9	1,210.4	1,150.2
Less: current portion	1,138.2	1,188.0	1,124.1

Deferred revenue - noncurrent	$15.7	$22.4	$26.1

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

Operating Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
Operating expenses
Cost of SaaS subscriptions	$75.6	$68.2	10.9%	11.4%
Cost of software license fees	10.6	9.5	11.6	12.6
Cost of product updates and support fees	56.5	56.0	0.9	2.5
Cost of consulting services and other fees	172.9	171.3	0.9	3.2
Sales and marketing	121.2	117.8	2.9	4.6
Research and development	126.8	123.5	2.7	4.3
General and administrative	60.1	60.1	0.0	1.7
Amortization of intangible assets and depreciation	56.6	51.6	9.7	10.7
Restructuring costs	6.5	5.1	27.5	31.4
Acquisition-related and other costs	1.0	4.7	(78.7)	(78.7)

Total operating expenses	$687.8	$667.8	3.0%	4.6%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 11.4%, excluding the favorable foreign currency impact of 0.5%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues, including a 6.2 point increase related to higher third-party royalties and channel partner commissions,

3.5 points due to higher employee-related and overhead costs, primarily as a result of 3.6% higher SaaS headcount in the current quarter compared to the first quarter last year, a 0.6 point increase related to higher hosting costs, and 1.1 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of software license fees increased by 12.6%, excluding the favorable foreign currency impact of 1.0%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. At constant currency, this increase was primarily due to the mix of perpetual licenses fees in the quarter resulting in a 12.0 point increase related to higher third-party royalties and a 0.2 point increase related to higher channel partner commissions. An increase in other delivery costs also resulted in a 0.4 point increase.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees increased by 2.5%, excluding the favorable foreign currency impact of 1.6%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. At constant currency, the increase was primarily due to a 2.0 point increase related to higher channel partner commissions and third-party royalties, a 0.4 point increase related to higher employee-related support and overhead costs, and 0.1 points related to higher other support costs.

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

Cost of consulting services and other fees increased by 3.2%, excluding the favorable foreign currency impact of 2.3%, in the current quarter compared to the first quarter of fiscal 2019. At constant currency, cost of consulting services increased 2.6 points due to higher employee-related and overhead costs, primarily as a result of 4.3% higher headcount in our professional services organizations in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, a 0.2 point increase due to higher billable contractor costs, and 0.4 points related to an increase in other costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses increased by 4.6%, excluding the favorable foreign currency impact of 1.7%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. On a constant currency basis, the increase in sales and marketing expenses was primarily due to a 3.5 point increase related to higher employee-related sales and overhead costs due to higher headcount in our sales organization, a 1.2 point increase related to higher commissions, a 0.7 point increase as a result of higher marketing program costs, and a 0.7 point increase due to higher other sales and marketing costs. These increases were somewhat offset by a 1.5 point decrease due to lower professional fees.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 4.3%, excluding the favorable foreign currency impact of 1.6%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. On a constant currency basis, the increase in research and development expenses was primarily due to a 5.0 point increase in employee-related and overhead costs, primarily as a result of 5.8% higher headcount in our development organizations in the current quarter compared to the first quarter last year, and 0.8 points related to a net increase in professional fees and other development costs. These increases were somewhat offset by a 1.5 point decrease related to higher capitalization of software development costs in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses increased by 1.7%, excluding the favorable foreign currency impact of 1.7%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 5.1 point increase related to higher bad debt expense, 1.1 point increase in employee-related and overhead costs, as well as a 1.2 point increase in other general and administrative expenses. These increases were somewhat offset by 2.9 point decrease due to lower legal settlement costs incurred in the current quarter compared to the first quarter last year and 2.8 points related to lower consulting and professional fees.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation increased by 10.7%, excluding the favorable foreign currency impact of 1.0%, in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019. At constant currency, the increase was primarily related to higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software. These increases were somewhat offset by lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2019 with no corresponding expense recorded in fiscal 2020.

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures included workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. In addition, we have recorded the impairment of operating lease ROU assets related to certain of our facility leases within restructuring costs. See Note 12, Restructuring Charges.

We recorded restructuring charges of approximately $6.5 million and $5.1 million in the first quarter of fiscal 2020 and 2019, respectively, related to our various restructuring actions.

The restructuring charges recorded in the first quarter of fiscal 2020 included approximately $4.9 million related to employee severance costs and $1.6 million for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our EMEA and Americas regions. The facilities charges relate to the impairment of certain of our operating lease right-of-use assets due to exiting or consolidating space in facilities.

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

In the first quarter of fiscal 2020, we recorded acquisition-related and other costs of $1.0 million, a decrease of approximately $3.7 million compared to $4.7 million of acquisition-related and other costs in the first quarter of fiscal 2019.

For the first quarter of fiscal 2020, the $1.0 million acquisition-related and other costs were primarily for integration and other costs associated with our recent acquisitions.

For the first quarter of fiscal 2019, acquisition-related and other costs included $4.9 million for integration and other costs related to our recent acquisitions, primarily the Birst Acquisition, which were somewhat offset by a net $0.2 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

Non-Operating Income and Expenses

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
Interest expense, net	$87.7	$80.3	9.2%	9.2%
Other (income) expense, net	(11.9)	(45.2)	(73.7)	(75.0)

Total non-operating expenses	$75.8	$35.1	116.0%	117.7%

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net increased by $7.4 million, or 9.2%, to $87.7 million in the first quarter of fiscal 2020 compared to $80.3 million in the first quarter of fiscal 2019. The quarter-over-quarter increase in our interest expense was primarily related to a $14.3 million increase in interest expense related to the callable interest rate swaps which we entered into in the fourth quarter of fiscal 2019, as well as a $1.5 million increase in interest expense related to our term loans due to an increase in applicable LIBOR rates. These increases were somewhat offset by a $7.4 million decrease in interest expense related to our Senior Secured Notes which were redeemed in the fourth quarter of fiscal 2019. In addition, net amortization of deferred financing fees and debt discounts, and other interest expense decreased $1.0 million.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $11.9 million in the first quarter of fiscal 2020 compared to net income of $45.2 million in the first quarter of fiscal 2019.

The current quarter change in other (income) expense, net was primarily due to fluctuations in foreign currency exchange rates, mainly related to the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our Euro denominated debt. During the three months ended July 31, 2019, the Euro weakened against the U.S. Dollar resulting in the favorable impact to our results of operations.

Income Tax Provision

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
Income tax provision	$8.8	$2.2	300.0%	300.0%
Effective income tax rate	53.7%	2.8%

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

The change in our effective tax rate for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT tax liability, a decrease in the valuation allowance release for foreign earnings, a decrease in our foreign earnings and related foreign tax, and a decrease in the amount of unrecognized tax benefits.

We continue to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. In particular, we continue to closely monitor on a quarterly basis the valuation allowances established for the deferred tax assets associated with our U.S., Sweden, and Japan operations. The release of the valuation allowance associated with these deferred assets would generally be based on the removal of negative evidence related to the entities’ most recent three years of operating results.

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

Non-GAAP Revenues

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
GAAP revenues	$780.0	$782.7	(0.3)%	1.3%
Non-GAAP revenue adjustments - purchase accounting impact:
SaaS subscriptions	1.1	0.1

Total non-GAAP revenue adjustments	1.1	0.1

Non-GAAP revenues	$781.1	$782.8	(0.2)%	1.4%

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Quarterly Change
	July 31,		Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency
GAAP net income attributable to Infor, Inc.	$7.3	$77.3	(90.6)%	(89.4)%
Interest expense, net (1)	88.0	80.6
Income tax provision (2)	10.4	3.1
Amortization of intangible assets and depreciation	56.6	51.6
Purchase accounting impact revenues/costs, net	1.1	0.1
Share-based compensation - non-cash	4.3	3.7
Acquisition-related and other costs	1.0	4.7
Restructuring costs	6.5	5.1
Foreign currency (gain) loss	(12.0)	(45.0)
Cost savings and expense reduction initiatives (3)	6.5	6.7
Other (4)	13.4	17.0

Adjusted EBITDA	$183.1	$204.9	(10.6)%	(9.4)%

Adjusted EBITDA margin (5)	23.4%	26.2%

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Includes anticipated pro forma cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
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

Liquidity and Capital Resources

	Three Months Ended
(in millions, except percentages)	July 31,
Cash Flows	2019	2018	Change
Cash (used in) provided by:
Operating activities	$(26.7)	$34.9	NM %
Investing activities	(23.5)	(17.6)	33.5
Financing activities	(51.1)	(89.4)	(42.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.3)	(7.4)	(68.9)

Net decrease in cash, cash equivalents and restricted cash	$(103.6)	$(79.5)	30.3%

NM - Percentage not meaningful

(in millions, except percentages)	July 31,	April 30,
Capital Resources	2019	2019	Change
Working capital deficit	$(792.1)	$(714.4)	10.9%
Cash and cash equivalents	$253.5	$356.4	(28.9)%

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

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In the first three months of fiscal 2019, we received $2.5 million related to a working capital adjustment related to a company acquired in fiscal 2018. There were no acquisitions in the first quarter of fiscal 2020.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. In addition, with our adoption of ASC 842 in the first quarter of fiscal 2020, our deficit in working capital also reflects $45.4 million in operating lease liabilities reported as a current liability as of July 31, 2019. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K, for a further description of those criteria.

We believe that cash flows from operations, together with our cash and cash equivalents, and borrowing capacity under our revolving credit facility, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the remainder of fiscal 2020 and for the next 12 months. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms. If our liquidity and capital resources are insufficient to meet our requirements or fund our debt service obligations, we could face substantial liquidity problems, may not be able to generate sufficient cash to service all our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Cash Flows from Operating Activities

Net cash used in operating activities for the three-month period ended July 31, 2019, was $26.7 million. Our net income adjusted for non-cash items provided $71.6 million in cash, and changes in operating assets and liabilities used cash of $98.3 million. The uses of cash were primarily from a $102.4 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payments, primarily for trade accounts payable, accrued interest and accrued bonuses and commissions, a $58.8 million decrease in deferred revenues, due to the timing of contract renewals, and a $26.8 million change in prepaid expenses and other assets. These uses of cash were partially offset by a $82.5 million decrease in accounts receivable, net, primarily due to a decrease in trade accounts receivable, and a $7.2 million change in income tax receivable/payable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $23.5 million in the three-month period ended July 31, 2019. The use of cash was $23.5 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $17.6 million in the three-month period ended July 31, 2018. The primary use of cash was $20.1 million used to purchase property, equipment and software, including capitalization of internal and external software development costs. This was partially offset by $2.5 million that we received related to a working capital adjustment from a fiscal 2018 acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.1 million in the three-month period ended July 31, 2019. The primary use of cash was $52.4 million in dividend payments to certain of our affiliate companies.

Net cash used in financing activities was $89.4 million in the three-month period ended July 31, 2018. The primary uses of cash were $50.0 million in dividend payments to certain of our affiliate companies and $38.4 million in debt payments.

Effect of Exchange Rate Changes

For the three months ended July 31, 2019, changes in foreign currency exchange rates resulted in a $2.3 million decrease in our cash, cash equivalents and restricted cash. Exchange rate changes decreased our cash, cash equivalents and restricted cash by $7.4 million during the three months ended July 31, 2018.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $792.1 million at July 31, 2019, compared to $714.4 million at April 30, 2019. At July 31, 2019, our cash decreased by $102.9 million compared to the balance at April 30, 2019. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first three months of our fiscal 2020, the most significant change in our current assets aside from cash was a $93.8 million decrease in accounts receivable. During this period, the most significant changes in our current liabilities were a $94.9 million decrease in accrued expenses, a $49.8 million decrease in deferred revenue, a $45.4 million increase in operating lease liabilities recorded with the adoption of ASC 842, and a $42.7 million decrease in accounts payable.

Cash and Cash Equivalents

As of July 31, 2019, we had $253.5 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of July 31, 2019, $49.6 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $203.9 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings.

As of July 31, 2019, we continue to consider the majority of undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested with certain exceptions. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.

Restricted Cash

We had approximately $13.8 million of restricted cash as of July 31, 2019, of which approximately $0.5 million and $13.3 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $14.5 million of restricted cash as of April 30, 2019, of which approximately $0.9 million and $13.6 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	July 31, 2019			April 30, 2019
	Principal	Net	Contractual	Principal	Net	Contractual
(in millions)	Amount	Amount (1)	Rate	Amount	Amount (1)	Rate
First lien Term B-6 due February 1, 2022	$2,098.8	$2,065.0	5.08%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,092.5	1,088.8	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,624.6	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	387.5	384.9	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(45.5)	—		(49.7)	—

Total long-term debt	5,163.3	5,163.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt - noncurrent	$5,130.7	$5,130.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of July 31, 2019, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

Credit Facilities

On April 5, 2012, we entered into a secured credit agreement with Infor (US), Inc. as borrower and a syndicate of certain banks and other financial institutions as lenders which consists of a secured revolving credit facility and a secured term loan facility (the Credit Agreement), which was subsequently amended. See Note 12, Debt, in notes to the consolidated financial, included in our Annual Report on Form 10-K, for a description of each for a description of recent amendments.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of July 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,191.3 million as of July 31, 2019, including the Tranche B-6 Term Loan of $2,098.8 million and the Euro Tranche B-2 Term Loan of €986.9 million ($1,092.5 million).

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2019 were $6,907.3 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the three months ended July 31, 2019. As of July 31, 2019, we had recorded a liability for uncertain tax positions of $92.7 million. Over the next 12 months, we expect a net reduction of approximately $2.9 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 14, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 43.5% and 44.9% of our total revenues for the first quarter of fiscal 2020 and 2019, respectively. International cost of revenues and operating expenses accounted for 39.9% and 39.7% of our total cost of revenues and operating expenses for the first quarter of fiscal 2020 and 2019, respectively.

As of July 31, 2019 and April 30, 2019, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.7% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.8% and 1.7% as of July 31, 2019 and April 30, 2019, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.5% and 0.9% as of July 31, 2019 and April 30, 2019, respectively.

We also recognize transaction gains and losses from revaluing our debt that is denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of July 31, 2019, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $148.0 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of July 31, 2019 and April 30, 2019, we had $5.2 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at July 31, 2019, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On July 31, 2019, the three-month LIBOR and EURIBOR rates were 2.27% and -0.38%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the July 31, 2019 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into callable interest rate swap agreements with notional amounts totaling $1,500.0 million or approximately 47.0% of our variable rate debt. We entered into these interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. The callable interest rate swaps have not been designated as hedging instruments for accounting purposes. For further discussion of these derivative instruments see Note 17, Derivatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2019.

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

Changes in Internal Control over Financial Reporting

On May 1, 2019, we adopted the new FASB lease standard ASC 842, which required us to change our accounting for our leases. To facilitate the accounting and reporting requirements related to ASC 842, we implemented a global platform for real estate and equipment lease accounting. We also implemented applicable changes to our internal controls over financial reporting, including controls around information used in disclosures, to ensure compliance with this new guidance.

During fiscal 2020, we continued the implementation of our CloudSuite Financials & Supply Management integrated ERP and SCM solution suite, which serves as our new financial management accounting system. The system implementation began in phases during fiscal 2019 and is continuing throughout fiscal 2020. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the changes discussed above related to the adoption of the new lease standard and implementation of our new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Third Amended and Restated Certificate of Incorporation of Infor, Inc. (filed with Infor, Inc.’s Current Report on Form 8-K filed on August 26, 2019 (Reg. No. 333-183494-06)) and incorporated herein by reference.

3.2	Amendment to Bylaws of Infor, Inc. (filed with Infor, Inc.’s Current Report on Form 8-K filed on August 26, 2019 (Reg. No. 333-183494-06)) and incorporated herein by reference.

10.1	Amended and Restated Employment Agreement, dated August 20, 2019, by and between Infor (US), Inc., IGS Holding, LP, Infor Enterprise Applications, LP, and Charles E. Phillips, Jr.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Jay Hopkins

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Kevin Samuelson

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Jay Hopkins

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2019

INFOR, INC.

By:	/s/ JAY HOPKINS
Jay Hopkins
Chief Financial Officer
(principal financial officer)