Form 10-Q
period 2019-10-31
Infor, Inc.
filed 2019-12-11
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

The number of shares of our common stock outstanding on December 5, 2019, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2019, filed with the SEC on June 25, 2019 (our Annual Report on Form 10-K).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	October 31, 2019	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$247.3	$356.4
Accounts receivable, net	437.7	516.8
Prepaid expenses	197.3	208.5
Income tax receivable	34.0	14.9
Other current assets	42.8	44.8

Total current assets	959.1	1,141.4
Property and equipment, net	156.5	172.1
Operating lease right-of-use assets	187.7	—
Intangible assets, net	458.5	565.0
Goodwill	4,570.5	4,582.4
Deferred tax assets	114.0	116.4
Other assets	157.3	175.4

Total assets	$6,603.6	$6,752.7

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$92.9	$122.6
Income tax payable	30.3	51.4
Accrued expenses	463.8	466.3
Deferred revenue	1,047.2	1,188.0
Current portion of long-term obligations	32.6	27.5
Operating lease liabilities	45.2	—

Total current liabilities	1,712.0	1,855.8
Long-term debt, net	5,136.7	5,154.2
Operating lease liabilities, noncurrent	171.1	—
Deferred tax liabilities	73.2	38.6
Other long-term liabilities	170.4	247.5

Total liabilities	7,263.4	7,296.1

Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at October 31, 2019 and April 30, 2019	—	—
Additional paid-in capital	1,650.3	1,677.8
Receivable from stockholders	(24.6)	(58.8)
Accumulated other comprehensive income (loss)	(284.2)	(271.9)
Accumulated deficit	(2,008.7)	(1,897.9)

Total Infor, Inc. stockholders’ deficit	(667.2)	(550.8)
Noncontrolling interests	7.4	7.4

Total stockholders’ deficit	(659.8)	(543.4)

Total liabilities and stockholders’ deficit	$6,603.6	$6,752.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Revenues
SaaS subscriptions	$179.4	$160.5	$351.2	$316.7
Software license fees	57.6	69.4	112.5	135.3

Software subscriptions and license fees	237.0	229.9	463.7	452.0
Product updates and support fees	336.0	348.6	676.6	699.6

Software revenues	573.0	578.5	1,140.3	1,151.6
Consulting services and other fees	187.7	220.9	400.4	430.5

Total revenues	760.7	799.4	1,540.7	1,582.1

Operating expenses
Cost of SaaS subscriptions (1)	76.3	71.1	151.9	139.3
Cost of software license fees (1)	9.3	10.8	19.9	20.3
Cost of product updates and support fees (1)	55.1	57.9	111.6	113.9
Cost of consulting services and other fees (1)	170.7	173.9	343.6	345.2
Sales and marketing	127.7	130.3	248.9	248.1
Research and development	123.6	124.8	250.4	248.3
General and administrative	75.4	57.4	135.5	117.5
Amortization of intangible assets and depreciation	103.3	52.9	159.9	104.5
Restructuring costs	25.2	5.7	31.7	10.8
Acquisition-related and other costs	4.0	4.3	5.0	9.0

Total operating expenses	770.6	689.1	1,458.4	1,356.9

Income (loss) from operations	(9.9)	110.3	82.3	225.2

Other expense, net:
Interest expense, net	79.5	81.1	167.2	161.4
Other (income) expense, net	1.0	(59.7)	(10.9)	(104.9)

Total other expense, net	80.5	21.4	156.3	56.5

Income (loss) before income tax	(90.4)	88.9	(74.0)	168.7
Income tax provision	27.3	9.5	36.1	11.7

Net income (loss)	(117.7)	79.4	(110.1)	157.0
Net income attributable to noncontrolling interests	0.4	0.5	0.7	0.8

Net income (loss) attributable to Infor, Inc.	$(118.1)	$78.9	$(110.8)	$156.2

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net income (loss)	$(117.7)	$79.4	$(110.1)	$157.0

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	13.2	(60.9)	(13.2)	(103.3)
Change in defined benefit plan funding status, net of tax	(0.5)	0.7	0.6	1.6

Total other comprehensive income (loss)	12.7	(60.2)	(12.6)	(101.7)

Comprehensive income (loss)	(105.0)	19.2	(122.7)	55.3

Noncontrolling interests comprehensive income (loss)	0.1	(0.3)	0.4	(0.1)

Comprehensive income (loss) attributable to Infor, Inc.	$(105.1)	$19.5	$(123.1)	$55.4

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
	Infor, Inc. Common Stock		APIC	Stockholders’ Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Infor, Inc. Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance, April 30, 2019	1,000	$—	$1,677.8	$(58.8)	$(271.9)	$(1,897.9)	$(550.8)	$7.4	$(543.4)
Equity-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(26.4)	—	(26.4)	—	(26.4)
Defined benefit plan funding status, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Dividend paid/accrued	—	—	(7.4)	—	—	—	(7.4)	(0.4)	(7.8)
Tax sharing arrangement activity, net	—	—	—	7.4	—	—	7.4	—	7.4
Net income (loss)	—	—	—	—	—	7.3	7.3	0.3	7.6

Balance, July 31, 2019	1,000	—	1,672.9	(51.4)	(297.2)	(1,890.6)	(566.3)	7.3	(559.0)
Equity-based compensation expense	—	—	4.2	—	—	—	4.2	—	4.2
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	13.5	—	13.5	(0.3)	13.2
Defined benefit plan funding status, net of tax	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Dividend paid/accrued	—	—	(26.8)	—	—	—	(26.8)	—	(26.8)
Tax sharing arrangement activity, net	—	—	—	26.8	—	—	26.8	—	26.8
Net income (loss)	—	—	—	—	—	(118.1)	(118.1)	0.4	(117.7)

Balance, October 31, 2019	1,000	$—	$1,650.3	$(24.6)	$(284.2)	$(2,008.7)	$(667.2)	$7.4	$(659.8)

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

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(110.1)	$157.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	159.9	104.5
Provision for doubtful accounts, billing adjustments and sales allowances	37.6	22.9
Deferred income taxes	36.8	(4.9)
Non-cash loss (gain) on foreign currency	(11.0)	(104.8)
Non-cash interest	27.1	11.6
Equity-based compensation expense	9.4	6.3
Other	6.6	(1.3)
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(16.3)	(23.9)
Accounts receivable, net	61.7	23.5
Income tax receivable/payable, net	(41.1)	(6.6)
Deferred revenue	(162.7)	(142.9)
Accounts payable, accrued expenses and other liabilities	(9.5)	(10.0)

Net cash (used in) provided by operating activities	(11.6)	31.4

Cash flows from investing activities
Business and asset acquisitions, net of cash acquired	—	(22.6)
Purchases of property, equipment and software	(39.0)	(37.8)

Net cash used in investing activities	(39.0)	(60.4)

Cash flows from financing activities
Dividends paid	(79.2)	(50.0)
Proceeds from repayment of stockholder loans	34.2	—
Payments on finance lease and other obligations	(2.6)	(0.9)
Payments on long-term debt	(11.0)	(38.4)
Deferred purchase price and contingent consideration	(1.5)	(2.0)
Other	(0.5)	(1.2)

Net cash used in financing activities	(60.6)	(92.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	(12.7)

Net decrease in cash, cash equivalents and restricted cash	(112.5)	(134.2)
Cash, cash equivalents and restricted cash at the beginning of the period	370.9	429.7

Cash, cash equivalents and restricted cash at the end of the period	$258.4	$295.5

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

The following tables summarize the impact of the revisions discussed above to our Consolidated Balance Sheets as of January 31, 2019 and April 30, 2019:

	January 31, 2019
(in millions)	As Originally Reported	Adjustments	As Revised
Liabilities and stockholders’ deficit
Deferred tax liabilities	$35.3	$(14.1)	$21.2
Other long-term liabilities	229.6	(1.5)	228.1
Total liabilities	7,693.0	(15.6)	7,677.4
Accumulated deficit	(1,921.0)	15.6	(1,905.4)
Total Infor, Inc. stockholders’ deficit	(962.6)	15.6	(947.0)
Total stockholders’ deficit	(954.7)	15.6	(939.1)
Total liabilities and stockholders’ deficit	6,738.3	—	6,738.3

	April 30, 2019
(in millions)	As Originally Reported	Adjustments	As Revised
Liabilities and stockholders’ deficit
Deferred tax liabilities	$53.3	$(14.7)	$38.6
Total liabilities	7,310.8	(14.7)	7,296.1
Accumulated deficit	(1,912.6)	14.7	(1,897.9)
Total Infor, Inc. stockholders’ deficit	(565.5)	14.7	(550.8)
Total stockholders’ deficit	(558.1)	14.7	(543.4)
Total liabilities and stockholders’ deficit	6,752.7	—	6,752.7

The following tables summarize the impact of the revisions discussed above to our Consolidated Statements of Operations for the three and nine months ended January 31, 2019 and the year ended April 30, 2019:

	Three Months Ended January 31, 2019
(in millions)	As Originally Reported	Adjustments	As Revised
Cost of consulting services and other fees	$174.1	$(0.3)	$173.8
Sales and marketing	122.2	(0.5)	121.7
Research and development	123.9	(0.4)	123.5
General and administrative	57.8	(0.3)	57.5
Total operating expenses	685.2	(1.5)	683.7
Income from operations	104.6	1.5	106.1
Income tax provision	28.1	(14.1)	14.0
Net income (loss)	(22.2)	15.6	(6.6)

	Nine Months Ended January 31, 2019
(in millions)	As Originally Reported	Adjustments	As Revised
Cost of consulting services and other fees	$519.3	$(0.3)	$519.0
Sales and marketing	370.3	(0.5)	369.8
Research and development	372.2	(0.4)	371.8
General and administrative	175.3	(0.3)	175.0
Total operating expenses	2,042.1	(1.5)	2,040.6
Income from operations	329.8	1.5	331.3
Income tax provision	39.8	(14.1)	25.7
Net income (loss)	134.8	15.6	150.4

	Year Ended April 30, 2019
(in millions)	As Originally Reported	Adjustments	As Revised
Income tax provision	$76.1	$(14.7)	$61.4
Net income (loss)	143.4	14.7	158.1

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Condensed Consolidated Balance Sheets to amounts presented within our Condensed Consolidated Cash Flow Statements:

(in millions)	October 31, 2019	April 30, 2019
Current assets
Cash and cash equivalents	$247.3	$356.4
Restricted cash - Other current assets	0.8	0.9
Other assets
Restricted cash - Other assets	10.3	13.6

Total cash, cash equivalents and restricted cash	$258.4	$370.9

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange loss of $1.1 million and a net foreign currency exchange gain of $59.5 million for the three months ended October 31, 2019 and 2018, respectively. In the first six months of fiscal 2020 and 2019, we recognized a net foreign currency exchange gain of $10.9 million and a net foreign currency exchange gain of $104.5 million, respectively.

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

Adoption of New Accounting Pronouncements

On May 1, 2019, we adopted the FASB guidance related to accounting for leases under ASC 842, Leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, lessees recognize a right-of-use asset and a lease liability on their consolidated balance sheets. Leases continue to be classified as either operating or finance for income statement purposes, which affected the pattern of expense recognition in the consolidated statements of operations. We adopted the new standard using the modified retrospective transition method by recognizing the cumulative effect of initial application as an adjustment to our opening balance sheet. Accordingly, the comparative prior periods and disclosures presented in the financial statements have not been recasted and continue to be reported in accordance with previous guidance under ASC 840, Leases.

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

The following table summarizes the cumulative effects of the changes made to our opening balance sheet as of May 1, 2019, for the adoption of ASC 842:

(in millions)	April 30, 2019	Adjustments Related to Adoption of ASC 842	May 1, 2019 As Adjusted
Assets
Prepaid expenses	$208.5	$(5.5)	$203.0
Total current assets	1,141.4	(5.5)	1,135.9
Property and equipment, net	172.1	1.9	174.0
Operating lease right-of-use assets	—	202.2	202.2
Other assets	175.4	(1.4)	174.0
Total assets	6,752.7	197.2	6,949.9
Liabilities and stockholders’ deficit
Accrued expenses	466.3	(5.9)	460.4
Operating lease liabilities	—	46.7	46.7
Total current liabilities	1,855.8	40.8	1,896.6
Operating lease liabilities, noncurrent	—	181.9	181.9
Other long-term liabilities	247.5	(25.5)	222.0
Total liabilities	7,296.1	197.2	7,493.3
Total liabilities and stockholders’ deficit	6,752.7	197.2	6,949.9

Adoption of this guidance did not impact compliance with the debt covenants in our credit agreements. The adoption of the new guidance also resulted in additional disclosures regarding our lease agreements. See Note 7, Leases.

We believe that no other new accounting guidance was adopted during the first six months of fiscal 2020 that would be relevant to the readers of our financial statements.

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

The following table summarizes our contract balances for the periods indicated:

(in millions)	October 31, 2019	April 30, 2019
Contract assets - Other current assets	$23.4	$26.5

Contract liabilities
Current deferred revenue	$1,047.2	$1,188.0
Noncurrent deferred revenue - Other liabilities	18.9	22.4

Total contract liabilities	$1,066.1	$1,210.4

The following table sets forth the components of deferred revenue for the periods indicated:

(in millions)	October 31, 2019	April 30, 2019
SaaS subscriptions	$360.7	$388.9
Software license fees	14.3	12.1

Software subscriptions and license fees	375.0	401.0
Product updates and support fees	624.1	740.7
Consulting services and other fees	75.0	76.7
Contract asset offset	(8.0)	(8.0)

Total deferred revenue	1,066.1	1,210.4
Less: current portion	1,047.2	1,188.0

Deferred revenue - noncurrent	$18.9	$22.4

The changes in our contract assets and contract liabilities from April 30, 2019 to October 31, 2019, were generally due to the normal timing differences that occur between our revenue recognition and the invoicing to our customers, which can vary significantly depending on the contractual payment terms. Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We had no significant impairments of contract assets during the first quarter of fiscal 2020.

We recognized revenues of $800.4 million during the six months ended October 31, 2019, that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during the six months ended October 31, 2019, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $18.6 million and $14.7 million for the three months ended October 31, 2019 and 2018, respectively, and is included in cost of SaaS subscriptions, cost of product updates and support fees, and sales and marketing expenses in our Condensed Consolidated Statements of Operations. Amortization expense related to deferred commissions was $36.3 million and $28.1 million for the six months ended October 31, 2019 and 2018, respectively. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

The following table sets forth the components of deferred commissions for the periods indicated:

(in millions)	October 31, 2019	April 30, 2019
Current deferred commissions - Prepaid expenses	$57.1	$53.6
Noncurrent deferred commissions - Other assets	87.5	72.5

Deferred commissions	$144.6	$126.1

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of October 31, 2019, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $3.1 billion. We expect to recognize 69% of the remaining performance obligations as revenue over the remainder of fiscal 2020 and 2021, with the remaining 31% recognized thereafter.

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

The following is a rollforward of our sales allowance reserve:

(in millions)
Balance, April 30, 2019	$20.2
Provision	21.7
Write-offs	(13.9)

Balance, October 31, 2019	$28.0

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

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our Infor Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $41.6 million and $74.9 million at October 31, 2019 and April 30, 2019, respectively.

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

During the first six months of fiscal 2020, we paid $2.7 million of contingent consideration under these contingent consideration arrangements. In addition, during the second quarter of fiscal 2020 we reduced the contingent consideration liability related to one of our asset acquisitions by $4.1 million, with a corresponding reduction to the carrying value of the acquired intangible asset. See Note 9, Intangible Assets, Net – Impairment of Assets. The potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $49.5 million. As of October 31, 2019 and April 30, 2019, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $3.8 million and $10.6 million, respectively. See Note 6, Fair Value.

5. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2019	$1,462.8	$2,780.3	$339.3	$4,582.4
Currency translation effect	(2.7)	(8.2)	(1.0)	(11.9)

Balance, October 31, 2019	$1,460.1	$2,772.1	$338.3	$4,570.5

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2020, as of September 30, 2019. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of October 31, 2019. We have no accumulated impairment charges related to our goodwill.

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

The three levels of the fair value hierarchy are as follows:

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market data, are significant to the fair values of the assets or liabilities, and require the reporting entity to develop its own assumptions.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of October 31, 2019 and April 30, 2019:

	October 31, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$36.0	$—	$—	$36.0

Total	$36.0	$—	$—	$36.0

Liabilities
Contingent consideration	$—	$—	$3.8	$3.8
Derivative instruments	—	—	22.4	22.4

Total	$—	$—	$26.2	$26.2

	April 30, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$46.0	$—	$—	$46.0

Total	$46.0	$—	$—	$46.0

Liabilities
Contingent consideration	$—	$—	$10.6	$10.6
Derivative instruments	—	—	4.0	4.0

Total	$—	$—	$14.6	$14.6

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

Derivative instruments consist of interest rate swaps entered into to hedge our market risk relating to possible adverse changes in interest rates. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based on certain readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts, as well as certain unobservable inputs including estimated interest rate volatility and the credit risk of the counterparties. Given the consideration of unobservable inputs in determining the valuation of these derivatives, these instruments are included in Level 3 inputs. See Note 17, Derivatives.

We have had no transfers of assets/liabilities into or out of Level 3 during fiscal 2020 or fiscal 2019. The following table reconciles the change in our Level 3 assets/liabilities for the periods indicated:

Fair Value Measurements Using Significant Unobservable Inputs
(in millions)	Level 3
Balance, April 30, 2019	$14.6
Contingent consideration	(4.1)
Settlements	(2.7)
Total (gain) loss recorded in earnings	18.4

Balance, October 31, 2019	$26.2

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. During the first six months of fiscal 2020 we recorded impairment charges related to certain of our long-lived assets totaling $48.0 million. See Note 9, Intangible Assets, Net – Impairment of Assets. During fiscal 2019, we did not record any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of October 31, 2019 and April 30, 2019, our material financial assets and liabilities not carried at fair value included our cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of October 31, 2019 and April 30, 2019, the total carrying value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively.

7. Leases

We have entered into operating leases for the rental of office space and certain office and IT equipment. We have also entered into finance lease commitments for vehicles and certain other office and IT equipment.

The following table summarizes lease related balances within our Condensed Consolidated Balance Sheets for the period indicated:

(in millions)	Balance Sheet Classification	October 31, 2019
Assets
Operating leases	Operating lease right-of-use assets	$187.7
Finance leases	Property and equipment, net	12.5

Total leased assets		$200.2

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$45.2
Finance lease liabilities	Accrued expenses	3.8
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	171.1
Finance lease liabilities	Other long-term liabilities	5.0

Total lease liabilities		$225.1

Prior to our adoption of ASC 842 on May 1, 2019, we did not recognize ROU assets and lease liabilities for operating leases on our Consolidated Balance Sheets, and we have not provided a comparable presentation in our Consolidated Balance Sheets for periods prior to adoption as allowed under the modified retrospective transition method.

The following table sets forth the components of our lease expense for the period indicated:

(in millions)	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019
Operating lease cost (1)	$13.7	$27.6

Finance lease cost
Amortization of right-of-use assets	2.2	3.9
Interest on finance lease liabilities	0.1	0.2

Finance lease cost	2.3	4.1

Total lease cost	$16.0	$31.7

(1)	Includes an immaterial amount of short-term lease costs, variable lease costs, and sublease income.

The following table reconciles the undiscounted remaining lease payments under our operating and finance leases to the lease liabilities recorded on our Condensed Consolidated Balance Sheet as of October 31, 2019:

(in millions)	Operating Leases	Finance Leases	Total
Fiscal 2020 (remaining 6 months)	$29.3	$2.3	$31.6
Fiscal 2021	52.5	3.4	55.9
Fiscal 2022	48.3	2.5	50.8
Fiscal 2023	37.8	1.0	38.8
Fiscal 2024	33.5	0.1	33.6
Thereafter	50.4	—	50.4

Total future minimum lease payments	251.8	9.3	261.1
Less: amounts representing interest	(35.5)	(0.5)	(36.0)

Present value of lease liabilities	216.3	8.8	225.1
Less: current portion	(45.2)	(3.8)	(49.0)

Noncurrent lease liabilities	$171.1	$5.0	$176.1

As of October 31, 2019, we have operating leases that have been signed but have not yet commenced with minimum lease payments of approximately $20.4 million. These leases relate to office space in our APAC and EMEA regions. These leases are expected to commence in the third quarter of fiscal 2020 with lease terms of approximately five years. Accordingly, we have not recorded these leases on our Condensed Consolidated Balance Sheet as of October 31, 2019.

As previously disclosed in our Annual Report on Form 10-K, as of April 30, 2019, the future minimum lease payments related to our lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

(in millions)	Operating Leases	Capital Leases
Fiscal 2020	$56.9	$2.7
Fiscal 2021	49.8	1.6
Fiscal 2022	44.9	1.0
Fiscal 2023	32.9	0.3
Fiscal 2024	27.9	—
Thereafter	41.9	—

Total future minimum lease payments	$254.3	5.6

Less: amounts representing interest		(0.3)

Present value of lease liabilities		$5.3

The following tables summarize supplemental cash flow and other information related to our leases as of and for the periods indicated:

Supplemental Cash Flow Information

(in millions)	Six Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25.5
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	2.3
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	13.8
Finance leases	4.4

Other Information

October 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.3
Finance leases	2.6
Weighted-average discount rates
Operating leases	6.01%
Finance leases	4.40%

For periods ended before May 1, 2019, the effective date of our adoption of ASC 842, we accounted for leases under ASC 840. Disclosures under ASC 840 for the applicable prior periods are as follows:

For the three and six months ended October 31, 2018, total rent expense for operating leases was $15.0 million and $30.1 million, respectively, and is included in cost of revenue and operating expense lines in our Condensed Consolidated Statements of Operations. As of April 30, 2019, we had total deferred rent liabilities relating to operating leases of $25.1 million. The current and noncurrent portions of our deferred rent liabilities were included in accrued expenses and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets.

We had recorded assets under capital leases of $14.7 million as of April 30, 2019, which are included in property and equipment on our Condensed Consolidated Balance Sheets. These assets were recorded net of accumulated amortization of $7.1 million. Amortization expense for assets under capital leases was $0.4 million and $0.8 million for the three and six months ended October 31, 2018, respectively. We had recorded capital lease liabilities of $5.3 million as of April 30, 2019. The current portion of our capital lease obligations was included in accrued expenses, and the long-term portion of capital lease obligations was included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

8. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	October 31, 2019	April 30, 2019
Accounts receivable	$424.1	$491.4
Unbilled accounts receivable	45.3	49.8
Less: allowance for doubtful accounts	(31.7)	(24.4)

Accounts receivable, net	$437.7	$516.8

The accounts receivable and unbilled accounts receivable balances as of October 31, 2019 and April 30, 2019, are comprised of amounts for which we have an unconditional right to collect.

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

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2019	$24.4
Provision	15.9
Write-offs and recoveries	(8.6)

Balance, October 31, 2019	$31.7

9. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	October 31, 2019			April 30, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,026.7	$1,643.8	$382.9	$2,032.1	$1,580.0	$452.1	2 - 15
Acquired and developed technology	1,187.8	1,113.9	73.9	1,191.9	1,081.0	110.9	1 - 11
Tradenames	139.2	137.5	1.7	139.4	137.4	2.0	1 - 20
Acquired favorable leases	—	—	—	2.2	2.2	—	2

Total	$3,353.7	$2,895.2	$458.5	$3,365.6	$2,800.6	$565.0

(1)

Net intangible assets decreased from April 30, 2019 to October 31, 2019 by approximately $1.2 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
Customer contracts and relationships	$43.9	$24.7	$68.6	$49.5
Acquired and developed technology	25.6	10.5	35.5	20.8
Tradenames	0.1	0.6	0.2	1.4
Acquired favorable leases	—	0.1	—	0.2

Total	$69.6	$35.9	$104.3	$71.9

The estimated future annual amortization expense related to these intangible assets as of October 31, 2019, was as follows:

(in millions)
Fiscal 2020 (remaining 6 months)	$60.3
Fiscal 2021	114.6
Fiscal 2022	70.1
Fiscal 2023	53.2
Fiscal 2024	47.2
Fiscal 2025	40.4
Thereafter	72.7

Total	$458.5

Impairment of Assets

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

During the second quarter of fiscal 2020, changes in facts and circumstances associated with a shift in strategic focus, reduced profitability expectations, and go-to-market strategy for certain of our Infor CloudSuite Retail offerings triggered an analysis of the related capitalized costs. Based on this analysis, we determined that the carrying value of certain of the intangible assets related to these offerings were not fully recoverable, and we recorded impairment charges of $37.0 million during the second quarter of fiscal 2020, including $20.7 million related to customer contracts and relationships and $16.3 million related to acquired technology. In the analysis, we also reviewed the carrying value of related internal use capitalized software assets which is included in property and equipment, net, on our Condensed Consolidated Balance Sheets. As a result, we determined that the carrying value of these assets were not fully recoverable and we recorded impairment charges of $11.0 million during the second quarter of fiscal 2020.

These impairment charges were recorded as a component of amortization of intangible assets and depreciation in our Condensed Consolidated Statements of Operations. We did not recognize any impairment charges related to our intangible assets or capitalized software assets during the second quarter or first six months of fiscal 2019.

In conjunction with this analysis, we reduced the contingent consideration liability related to the applicable asset acquisition by $4.1 million, with a corresponding write-down in the carrying value of the acquired intangible asset. See Note 4, Acquisitions – Contingent Consideration.

The above adjustments reduced the carrying value of the related intangible assets to $2.7 million as of October 31, 2019, which is included in intangible assets, net, on our Condensed Consolidated Balance Sheets. The carrying value of the related capitalized software assets were reduced to $0.5 million as of October 31, 2019, which is included in property and equipment, net, on our Condensed Consolidated Balance Sheets.

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	October 31, 2019	April 30, 2019
Compensation and employee benefits	$158.2	$185.0
Taxes other than income	35.1	30.8
Royalties and partner commissions	30.1	37.8
Litigation	63.4	5.3
Professional fees	15.6	12.0
Subcontractor expense	6.2	7.5
Interest	72.7	63.5
Restructuring	22.1	15.8
Asset retirement obligations	0.8	1.0
Deferred rent	—	4.3
Deferred acquisition payments	0.5	2.7
Other	59.1	100.6

Accrued expenses	$463.8	$466.3

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
Cost of SaaS subscriptions	$0.1	$—	$0.2	$0.1
Cost of product updates and support fees	0.1	0.1	0.1	0.1
Cost of consulting services and other fees	0.3	0.1	0.7	0.4
Sales and marketing	1.8	0.8	3.2	2.1
Research and development	0.9	0.5	1.9	1.2
General and administrative	1.9	1.1	3.3	2.4

Total	$5.1	$2.6	$9.4	$6.3

IGS Holding Class D Management Incentive Units

Beginning in fiscal 2018, IGS Holding has granted management incentive units (MIUs) to certain executive officers and non-executive employees of Infor, pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain MIU agreements. These MIUs are for Class D non-voting units (Class D Units) and vest over four years. In the second quarter of fiscal 2020, IGS Holding granted an additional 95.3 million Class D Units to certain executive officers and non-executive employees of Infor.

IGS Holding Class A Restricted Stock Units

In the second quarter of fiscal 2020, IGS Holdings issued 8.3 million restricted stock units (RSUs) to certain executive officers of Infor pursuant to the IGS Holding LP Agreement of Limited Partnership (IGS LP Agreement) and certain RSU agreements. These RSUs are for Class A non-voting units (Class A Units) and vest over four years.

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

Fiscal 2020 Restructuring Charges

During the first six months of fiscal 2020, we incurred restructuring costs of $27.9 million related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities. In the second quarter of fiscal 2020, we refined our go-to-market strategy for some of our product offerings. In conjunction with this shift in our strategic focus we undertook applicable restructuring actions. We recorded severance costs and facilities charges of $20.8 million and $1.1 million in the second quarter of fiscal 2020, respectively. In the six months ended October 31, 2019, we recorded severance costs and facilities charges of $26.6 million and $1.3 million, respectively. During the first six months of fiscal 2020, we made cash payments of approximately $8.3 million related to these actions. We expect to complete the majority of these actions during the second half of fiscal 2020 with the remainder by the second quarter of fiscal 2021.

Fiscal 2019 Restructuring Charges

During fiscal 2019, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities primarily in the Americas region. We recorded restructuring cost reversals of $0.9 million and we made cash payments of $8.9 million during the first six months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2019 Acquisition-Related Charges

During fiscal 2019, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2019 acquisitions. These restructuring charges included employee severance costs related to redundant positions. We made cash payments of $0.1 million during the first six months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2019, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. In the first six months of fiscal 2020, we made cash payments of $0.2 million. The remaining accruals associated with these prior restructuring charges relate primarily to non-lease component charges from restructured office space associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the six-month period ended October 31, 2019. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs						Total
(in millions)	Balance April 30, 2019	Initial Costs	Expense	ASC 842 Reclasses (1)	Foreign Currency Effect	Cash Payments	Balance October 31, 2019	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2020 restructuring
Severance	$—	$26.6	$—	$—	$0.1	$(8.2)	$18.5	$26.6	$26.6
Facilities and other	—	1.3	—	—	—	(0.1)	1.2	1.3	1.3

Total fiscal 2020 restructuring	—	27.9	—	—	0.1	(8.3)	19.7	27.9	27.9

Fiscal 2019 restructuring
Severance	12.4	—	(1.2)	—	(0.1)	(8.6)	2.5	24.2	24.2
Facilities and other	2.1	—	0.3	(1.3)	0.1	(0.3)	0.9	2.7	2.7

Total fiscal 2019 restructuring	14.5	—	(0.9)	(1.3)	—	(8.9)	3.4	26.9	26.9

Fiscal 2019 acquisition-related
Severance	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Total fiscal 2019 acquisition-related	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Previous restructuring
Severance	0.4	—	(0.1)	—	—	—	0.3	17.3	17.3
Facilities and other	2.2	—	0.1	(1.9)	—	(0.1)	0.3	9.5	9.5

Total previous restructuring	2.6	—	—	(1.9)	—	(0.1)	0.6	26.8	26.8

Previous acquisition-related
Facilities and other	5.8	—	—	(5.0)	—	(0.1)	0.7	10.4	10.4

Total previous acquisition-related	5.8	—	—	(5.0)	—	(0.1)	0.7	10.4	10.4

Total restructuring	$23.0	$27.9	$(0.9)	$(8.2)	$0.1	$(17.5)	$24.4	$92.3	$92.3

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

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
License	$6.6	$0.6	$9.0	$2.1
Maintenance	0.9	0.1	1.0	0.6
Consulting	5.4	2.8	6.5	3.1
General and administrative and other functions	8.9	2.2	10.5	5.0

Total restructuring costs	$21.8	$5.7	$27.0	$10.8

In addition to these restructuring charges, we recorded the impairment of certain operating lease ROU assets of $4.7 million in the first six months of fiscal 2020 in restructuring costs on our Condensed Consolidated Statements of Operations.

13. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2019			April 30, 2019
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,093.4	$2,062.8	4.85%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,097.1	1,093.8	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,625.1	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	390.0	387.6	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(41.2)	—		(49.7)	—

Total long-term debt	5,169.3	5,169.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt - noncurrent	$5,136.7	$5,136.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at October 31, 2019 and April 30, 2019 was 5.10% and 5.25%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal balances for our debt obligations as of October 31, 2019:

Fiscal 2020 (remaining 6 months)	$16.3
Fiscal 2021	32.6
Fiscal 2022	3,141.5
Fiscal 2023	2,020.1

Total	$5,210.5

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of October 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,190.5 million as of October 31, 2019, including the Tranche B-6 Term Loan of $2,093.4 million and the Euro Tranche B-2 Term Loan of €984.5 million ($1,097.1 million).

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

Deferred Financing Fees, Debt Discounts and Premiums

As of October 31, 2019 and April 30, 2019, deferred financing fees, net of amortization, related to our Term Loans and Senior Notes of $34.4 million and $41.3 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.8 million and $0.9 million as of October 31, 2019 and April 30, 2019, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized over the applicable life of the Term Loans and the Senior Notes under the effective interest method.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $6.8 million and $8.4 million as of October 31, 2019 and April 30, 2019, respectively, as a direct reduction of the carrying amount of our long-term debt.

Interest Expense, Net

The following table sets forth the components of interest expense, net recognized in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
Interest expense on credit facilities	$67.9	$75.5	$137.0	$150.5
Amortization of deferred financing fees and debt discounts	4.9	5.9	9.7	11.6
Interest on interest rate swaps	7.0	—	21.3	—
Other interest expense	0.6	0.5	0.9	0.7
Interest income	(0.4)	(0.3)	(0.7)	(0.4)
Amortization of debt premiums	(0.5)	(0.5)	(1.0)	(1.0)

Interest expense, net	$79.5	$81.1	$167.2	$161.4

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

Interest was payable entirely in cash, unless certain conditions are satisfied, in which case interest on the HoldCo Notes could be paid by increasing the principal amount of the HoldCo Notes or by issuing new notes (PIK interest), or through a combination of cash and PIK interest. Interest on the HoldCo Notes, if paid in cash, accrued at a rate of 7.125% per annum. PIK interest on the HoldCo Notes accrued at a rate of 7.875% per annum. As of April 30, 2019, the total balance outstanding related to the HoldCo Notes was $750.0 million. Since inception, HoldCo elected to pay interest due related to the HoldCo notes in cash and we funded, or accrued for the funding of, the interest payments primarily through dividend distributions from Infor to HoldCo. See Note 19, Related Party Transactions – Dividends Paid to Affiliates.

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions, except percentages)	2019	2018	2019	2018
Income tax provision	$27.3	$9.5	$36.1	$11.7
Effective income tax rate	(30.2)%	10.7%	(48.8)%	6.9%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at different income tax rates than in the U.S.

The change in our effective tax rate for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our base erosion and anti-avoidance tax (BEAT) and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, a decrease in the valuation allowance required for foreign earnings driven primarily by the release of our valuation allowance for our Japan operations, and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2020 compared to the corresponding period of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, an increase in the amount of unrecognized tax benefits, and an increase in the valuation allowance release for foreign earnings driven primarily by the release of our valuation allowance for our Japan operations.

Subsequent to quarter end, the U.S. Department of Treasury issued final and proposed regulations related to the BEAT. We are currently evaluating these regulations to determine whether they will have a material impact on our tax provision in the quarter of enactment.

During the upcoming twelve months ending October 31, 2020, we expect a net reduction of approximately $7.4 million of unrecognized tax benefits, primarily due to the expiration of statutes of limitation in various jurisdictions.

Our deferred tax assets were $114.0 million and $116.4 million as of October 31, 2019 and April 30, 2019, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

We continue to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. In particular, we continue to closely monitor on a quarterly basis the valuation allowances established for the deferred tax assets associated with our U.S. and Sweden operations. The release of the valuation allowance associated with these deferred assets would generally be based on the removal of negative evidence related to the entities’ most recent three years of operating results.

As of October 31, 2019, we continue to consider available cash balances that existed at the end of fiscal 2019 related to undistributed earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would adjust the income tax provision in the period such determination is made.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plans (1)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2019	$(251.8)	$(20.1)	$(271.9)

Other comprehensive income (loss)	(13.2)	0.6	(12.6)
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.3	—	0.3

Other comprehensive income (loss) attributable to Infor, Inc.	(12.9)	0.6	(12.3)

Balance, October 31, 2019	$(264.7)	$(19.5)	$(284.2)

(1)	Funded status of defined benefit pension plans is presented net of tax benefit of $4.4 million and $4.4 million as of October 31, 2019 and April 30, 2019, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2019
Foreign currency translation adjustment	$13.2	$—	$13.2
Change in funded status of defined benefit plans	(0.5)	—	(0.5)

Other comprehensive income (loss)	$12.7	$—	$12.7

October 31, 2018
Foreign currency translation adjustment	$(60.9)	$—	$(60.9)
Change in funded status of defined benefit plans	0.7	—	0.7

Other comprehensive income (loss)	$(60.2)	$—	$(60.2)

(in millions) Six Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
October 31, 2019
Foreign currency translation adjustment	$(13.2)	$—	$(13.2)
Change in funded status of defined benefit plans	0.6	—	0.6

Other comprehensive income (loss)	$(12.6)	$—	$(12.6)

October 31, 2018
Foreign currency translation adjustment	$(103.3)	$—	$(103.3)
Change in funded status of defined benefit plans	1.6	—	1.6

Other comprehensive income (loss)	$(101.7)	$—	$(101.7)

16. Commitments and Contingencies

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of October 31, 2019 and April 30, 2019, we had accrued $63.4 million and $47.4 million, respectively, related to current litigation matters, which are included in accrued expenses and other long-term liabilities on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of October 31, 2019, we had $40.9 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where we will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. Infor secured a wide-ranging disclosure order for the production of certain documents and information against FKA, which FKA appealed to the Supreme Court. On May 27, 2019, the Supreme Court issued its ruling setting aside the Appeals Court’s document production order and remanded the matter to the Appeal Court to reconsider its prior document ruling with direction provided by the Supreme Court’s ruling. The main hearing before the Court of Appeals previously scheduled to occur in March-April 2019 has been rescheduled to commence on May 5, 2020. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of October 31, 2019, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of October 31, 2019 and April 30, 2019.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

				Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification	October 31, 2019	April 30, 2019
Derivatives not designated as hedging instruments:
Callable interest rate swap	$600.0	2.7440%	Accrued expenses	$5.7	$1.0
			Other long-term liabilities	3.3	0.6
Callable interest rate swap	450.0	2.7375%	Accrued expenses	4.2	0.7
			Other long-term liabilities	2.5	0.4
Callable interest rate swap	300.0	2.7440%	Accrued expenses	2.8	0.5
			Other long-term liabilities	1.7	0.3
Callable interest rate swap	150.0	2.7600%	Accrued expenses	1.5	0.2
			Other long-term liabilities	0.7	0.3

Total	$1,500.0		Total liabilities	$22.4	$4.0

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

As of October 31, 2019, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next twelve months.

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

The following table presents revenues and other financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
October 31, 2019
Revenues	$237.0	$336.0	$187.7	$760.7
Cost of revenues	85.5	55.0	170.4	310.9
Direct sales and other costs	104.5	—	7.5	112.0

Sales margin	$47.0	$281.0	$9.8	$337.8

Sales margin %	19.8%	83.6%	5.2%	44.4%
October 31, 2018
Revenues	$229.9	$348.6	$220.9	$799.4
Cost of revenues	81.9	57.8	173.8	313.5
Direct sales and other costs	106.9	—	7.4	114.3

Sales margin	$41.1	$290.8	$39.7	$371.6

Sales margin %	17.9%	83.4%	18.0%	46.5%

(in millions, except percentages)	Reportable Segment
Six Months Ended	License	Maintenance	Consulting	Total
October 31, 2019
Revenues	$463.7	$676.6	$400.4	$1,540.7
Cost of revenues	171.6	111.5	342.9	626.0
Direct sales and other costs	209.5	—	7.5	217.0

Sales margin	$82.6	$565.1	$50.0	$697.7

Sales margin %	17.8%	83.5%	12.5%	45.3%
October 31, 2018
Revenues	$452.0	$699.6	$430.5	$1,582.1
Cost of revenues	159.5	113.8	344.8	618.1
Direct sales and other costs	209.9	—	7.4	217.3

Sales margin	$82.6	$585.8	$78.3	$746.7

Sales margin %	18.3%	83.7%	18.2%	47.2%

The following table presents a reconciliation of our reportable segment sales margin to consolidated income before income tax for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
Reportable segment sales margin	$337.8	$371.6	$697.7	$746.7
Other unallocated costs and operating expenses (1)	219.2	202.7	423.8	406.2
Amortization of intangible assets and depreciation	103.3	52.9	159.9	104.5
Restructuring costs	25.2	5.7	31.7	10.8

Income (loss) from operations	(9.9)	110.3	82.3	225.2
Total other expense, net	80.5	21.4	156.3	56.5

Income (loss) before income tax	$(90.4)	$88.9	$(74.0)	$168.7

(1)

Other unallocated costs and operating expenses include certain sales and marketing expenses, research and development, general and administrative, acquisition-related and other costs, as well as equity-based compensation.

Geographic Information

The following table presents our revenues from contracts with customers disaggregated by revenue type, which we believe are the categories that best depict how economic factors affect the nature, amount, timing, and uncertainty of applicable revenue and cash flows and summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
October 31, 2019
SaaS subscriptions	$132.3	$27.4	$19.7	$179.4
Software license fees	30.5	21.0	6.1	57.6

Software subscriptions and license fees	162.8	48.4	25.8	237.0
Product updates and support fees	212.0	97.3	26.7	336.0

Software revenues	374.8	145.7	52.5	573.0
Consulting services and other fees	90.9	74.6	22.2	187.7

Total revenues	$465.7	$220.3	$74.7	$760.7

October 31, 2018
SaaS subscriptions	$115.1	$27.7	$17.7	$160.5
Software license fees	36.7	24.5	8.2	69.4

Software subscriptions and license fees	151.8	52.2	25.9	229.9
Product updates and support fees	220.4	100.8	27.4	348.6

Software revenues	372.2	153.0	53.3	578.5
Consulting services and other fees	114.2	87.9	18.8	220.9

Total revenues	$486.4	$240.9	$72.1	$799.4

(in millions)	Geographic Region
Six Months Ended	Americas	EMEA	APAC	Total
October 31, 2019
SaaS subscriptions	$261.2	$50.1	$39.9	$351.2
Software license fees	58.4	41.7	12.4	112.5

Software subscriptions and license fees	319.6	91.8	52.3	463.7
Product updates and support fees	426.4	196.1	54.1	676.6

Software revenues	746.0	287.9	106.4	1,140.3
Consulting services and other fees	201.2	155.0	44.2	400.4

Total revenues	$947.2	$442.9	$150.6	$1,540.7

October 31, 2018
SaaS subscriptions	$225.9	$54.3	$36.5	$316.7
Software license fees	68.0	47.6	19.7	135.3

Software subscriptions and license fees	293.9	101.9	56.2	452.0
Product updates and support fees	441.9	202.5	55.2	699.6

Software revenues	735.8	304.4	111.4	1,151.6
Consulting services and other fees	223.1	170.8	36.6	430.5

Total revenues	$958.9	$475.2	$148.0	$1,582.1

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
October 31, 2019	$112.6	$26.2	$17.7	$156.5
April 30, 2019	$127.5	$25.5	$19.1	$172.1

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
United States	$426.2	$444.5	$867.2	$875.5
All other countries	334.5	354.9	673.5	706.6

Total revenues	$760.7	$799.4	$1,540.7	$1,582.1

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	October 31, 2019	April 30, 2019
United States	$111.4	$125.9
All other countries	45.1	46.2

Total long-lived tangible assets	$156.5	$172.1

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

	Three Months Ended October 31,		Six Months Ended October 31,
(in millions)	2019	2018	2019	2018
Koch Industries	$1.0	$1.0	$2.0	$2.0
Golden Gate Capital	1.1	0.8	2.1	1.6
Summit Partners	—	0.2	—	0.4

Total management fees and expenses	$2.1	$2.0	$4.1	$4.0

As of October 31, 2019, approximately $1.0 million and $1.1 million of the sponsor management fees remained unpaid related to Koch Industries and Golden Gate Capital, respectively.

In addition, under the advisory agreements the sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. We generally recognize these transaction fees in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the period when incurred.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our sponsors. Revenues from companies affiliated with Koch Industries and Golden Gate Capital, are recognized according to our revenue recognition policy. All of these agreements were entered into at our customary rates. Revenues from companies affiliated with Koch Industries were approximately $11.6 million and $21.5 million in the three and six months ended October 31, 2019, respectively, and $8.2 million and $15.7 million in the comparable periods of fiscal 2019. Revenues from Golden Gate Capital-owned companies were approximately $0.7 million and $1.5 million in the three and six months ended October 31, 2019, respectively, and $1.1 million and $1.6 million in the comparable periods of fiscal 2019.

In addition, we have made an insignificant amount of payments for products and services to companies owned by Golden Gate Capital and to Koch Industries affiliated companies in the first six months of fiscal 2020 and in the comparable period of fiscal 2019.

Koch SaaS Agreements

During the past three years, we have entered into various SaaS subscription agreements with affiliates of Koch Industries for various Infor software products including our CloudSuite HCM, CloudSuite Financials, EAM, and other software (the Koch SaaS Agreements). The Koch SaaS Agreements total approximately $102.9 million with average SaaS subscription revenues of approximately $15.1 million per year. All of the Koch SaaS Agreements were entered into at our customary rates and have terms of one to ten years.

Golden Gate Capital SaaS Agreement

In fiscal 2017, we entered into a SaaS subscription agreement with Golden Gate Capital (the Golden Gate Capital SaaS Agreement) under which Golden Gate Capital agreed to a three-year subscription to our CloudSuite Financials and Procurement software including related implementation services, both at our customary rates. The Golden Gate Capital SaaS Agreement was renewed in the second quarter of fiscal 2020 for an additional five-year term for a total of $0.9 million with average SaaS subscription revenue of approximately $0.2 million per year.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $24.6 million and $58.8 million as of October 31, 2019, and April 30, 2019, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first six months of fiscal 2020, we estimated we owed $34.2 million under the Tax Allocation Agreement which was recorded as a dividend and reduction in our receivable from stockholders. We had no amounts payable under the Tax Allocation Agreement as of October 31, 2019.

Dividends Paid to Affiliates

Fiscal 2020

In the first six months of fiscal 2020, we paid dividends to our affiliate companies totaling $79.2 million.

In the first quarter of fiscal 2020, we paid dividends to HoldCo of $26.7 million related to the funding of semi-annual interest on our affiliate’s debt and $18.3 million related to the redemption of the HoldCo Notes. See Note 13, Debt - Affiliate Company Borrowings. These dividends were accrued as of April 30, 2019. In addition, in the first and second quarters of fiscal 2020 we paid dividends to HoldCo for amounts due under our Tax Allocation Agreement, as discussed above, of $7.4 million and $26.8 million, respectively.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of October 31, 2019 and April 30, 2019, our Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for our fiscal quarters and six-month periods ended October 31, 2019 and 2018, and our Condensed Consolidating Statements of Cash Flows for the six months ended October 31, 2019 and 2018.

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

The Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised for error (i) and (ii) identified above, resulting in impacts to net income (loss) and net income (loss) attributable to Infor, Inc. in the Parent column of $0.5 million and $0.8 million for the three and six months ended October 31, 2018, respectively, and the Issuer column of $0.5 million and $0.8 million for the three and six months ended October 31, 2018, respectively. The Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised resulting in impacts to comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent column of $59.9 million and $101.6 million for the three and six months ended October 31, 2018, respectively, and in the Issuer column of $59.8 million and $101.4 million for the three and six months ended October 31, 2018, respectively. The Consolidating Statements of Cash Flows have been revised resulting in impacts to cash flows provided by (used in) investing activities and financing activities for error (iii) identified above. The impact to cash flows provided by (used in) investing activities in the Parent column was $50.0 million for the six months ended October 31, 2018. The impact to cash flows provided by (used in) investing activities in the Non-Guarantor Subsidiaries column was $3.4 million for the six months ended October 31, 2018. The impact to cash flows provided by (used in) financing activities in the Parent column was $50.0 million for the six months ended October 31, 2018. The impact to cash flows provided by (used in) financing activities in the Non-Guarantor Subsidiaries column was $3.4 million for the six months ended October 31, 2018. The errors, which we have determined are not material to this disclosure, are eliminated upon consolidation and therefore have no impact on our Guarantor subsidiaries or consolidated financial statements.

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

Condensed Consolidating Balance Sheets

	October 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$63.2	$—	$184.1	$—	$247.3
Accounts receivable, net	—	200.9	14.5	222.3	—	437.7
Prepaid expenses	—	147.9	3.7	45.7	—	197.3
Income tax receivable	—	28.3	1.2	4.5	—	34.0
Other current assets	—	20.4	0.4	22.0	—	42.8
Affiliate receivable	—	135.8	179.5	254.0	(569.3)	—

Total current assets	—	596.5	199.3	732.6	(569.3)	959.1
Property and equipment, net	—	111.5	—	45.0	—	156.5
Operating lease right-of-use assets	—	84.0	0.2	103.5	—	187.7
Intangible assets, net	—	393.1	—	65.4	—	458.5
Goodwill	—	2,974.7	62.6	1,533.2	—	4,570.5
Deferred tax assets	—	0.3	0.1	113.7	(0.1)	114.0
Other assets	—	100.8	3.7	52.8	—	157.3
Affiliate receivable	—	113.9	—	129.6	(243.5)	—
Investment in subsidiaries	—	2,015.0	—	—	(2,015.0)	—

Total assets	$—	$6,389.8	$265.9	$2,775.8	$(2,827.9)	$6,603.6

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$71.2	$—	$21.7	$—	$92.9
Income tax payable	—	0.1	—	30.2	—	30.3
Accrued expenses	—	240.4	2.2	221.2	—	463.8
Deferred revenue	—	702.5	30.6	314.1	—	1,047.2
Affiliate payable	29.4	430.0	3.1	106.8	(569.3)	—
Current portion of long-term obligations	—	32.6	—	—	—	32.6
Operating lease liabilities	—	22.8	0.1	22.3	—	45.2

Total current liabilities	29.4	1,499.6	36.0	716.3	(569.3)	1,712.0
Long-term debt	—	5,136.7	—	—	—	5,136.7
Operating lease liabilities, noncurrent	—	87.6	0.1	83.4	—	171.1
Deferred tax liabilities	—	65.6	—	7.7	(0.1)	73.2
Affiliate payable	58.1	129.7	—	55.7	(243.5)	—
Other long-term liabilities	—	50.3	1.0	119.1	—	170.4
Losses in excess of investment in subsidiaries	579.7	—	—	—	(579.7)	—

Total liabilities	667.2	6,969.5	37.1	982.2	(1,392.6)	7,263.4
Total Infor, Inc. stockholders’ equity (deficit)	(667.2)	(579.7)	228.8	1,786.2	(1,435.3)	(667.2)
Noncontrolling interests	—	—	—	7.4	—	7.4

Total stockholders’ equity (deficit)	(667.2)	(579.7)	228.8	1,793.6	(1,435.3)	(659.8)

Total liabilities and stockholders’ equity (deficit)	$—	$6,389.8	$265.9	$2,775.8	$(2,827.9)	$6,603.6

	April 30, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$105.3	$—	$251.1	$—	$356.4
Accounts receivable, net	—	254.9	12.6	249.3	—	516.8
Prepaid expenses	—	156.5	3.7	48.3	—	208.5
Income tax receivable	—	10.4	0.1	4.4	—	14.9
Other current assets	—	11.5	1.4	31.9	—	44.8
Affiliate receivable	45.0	143.2	163.9	167.3	(519.4)	—

Total current assets	45.0	681.8	181.7	752.3	(519.4)	1,141.4
Property and equipment, net	—	125.9	—	46.2	—	172.1
Intangible assets, net	—	472.7	0.1	92.2	—	565.0
Goodwill	—	2,974.6	62.6	1,545.2	—	4,582.4
Deferred tax assets	—	0.3	0.1	116.1	(0.1)	116.4
Other assets	—	121.0	3.4	51.0	—	175.4
Affiliate receivable	—	124.2	—	157.6	(281.8)	—
Investment in subsidiaries	—	1,937.8	—	—	(1,937.8)	—

Total assets	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$99.2	$—	$23.4	$—	$122.6
Income tax payable	—	0.3	—	51.1	—	51.4
Accrued expenses	45.0	230.6	1.9	188.8	—	466.3
Deferred revenue	—	747.6	28.1	412.3	—	1,188.0
Affiliate payable	29.4	374.5	1.1	114.4	(519.4)	—
Current portion of long-term obligations	—	27.5	—	—	—	27.5

Total current liabilities	74.4	1,479.7	31.1	790.0	(519.4)	1,855.8
Long-term debt	—	5,154.2	—	—	—	5,154.2
Deferred tax liabilities	—	29.7	—	9.0	(0.1)	38.6
Affiliate payable	58.2	157.6	—	66.0	(281.8)	—
Other long-term liabilities	—	80.3	0.5	166.7	—	247.5
Losses in excess of investment in subsidiaries	463.2	—	—	—	(463.2)	—

Total liabilities	595.8	6,901.5	31.6	1,031.7	(1,264.5)	7,296.1
Total Infor, Inc. stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,721.5	(1,474.6)	(550.8)
Noncontrolling interests	—	—	—	7.4	—	7.4

Total stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,728.9	(1,474.6)	(543.4)

Total liabilities and stockholders’ equity (deficit)	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended October 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$140.7	$4.3	$34.4	$—	$179.4
Software license fees	—	27.2	0.7	29.7	—	57.6

Software subscriptions and license fees	—	167.9	5.0	64.1	—	237.0
Product updates and support fees	—	190.1	8.5	137.4	—	336.0

Software revenues	—	358.0	13.5	201.5	—	573.0
Consulting services and other fees	—	80.0	5.3	102.4	—	187.7

Total revenues	—	438.0	18.8	303.9	—	760.7

Operating expenses
Cost of SaaS subscriptions	—	63.2	0.6	12.5	—	76.3
Cost of software license fees	—	5.0	—	4.3	—	9.3
Cost of product updates and support fees	—	29.7	0.8	24.6	—	55.1
Cost of consulting services and other fees	—	81.0	3.3	86.4	—	170.7
Sales and marketing	—	77.7	4.2	45.8	—	127.7
Research and development	—	74.1	1.3	48.2	—	123.6
General and administrative	—	54.2	0.1	21.1	—	75.4
Amortization of intangible assets and depreciation	—	84.5	—	18.8	—	103.3
Restructuring costs	—	15.4	0.6	9.2	—	25.2
Acquisition-related and other costs	—	3.5	—	0.5	—	4.0
Affiliate (income) expense, net	—	4.9	2.3	(7.2)	—	—

Total operating expenses	—	493.2	13.2	264.2	—	770.6

Income from operations	—	(55.2)	5.6	39.7	—	(9.9)

Other expense, net:
Interest expense, net	—	79.4	—	0.1	—	79.5
Affiliate interest (income) expense, net	—	1.3	—	(1.3)	—	—
Other (income) expense, net	—	11.9	—	(10.9)	—	1.0

Total other expense, net	—	92.6	—	(12.1)	—	80.5

Income (loss) before income tax	—	(147.8)	5.6	51.8	—	(90.4)
Income tax provision (benefit)	—	11.7	—	15.6	—	27.3
Equity in (earnings) loss of subsidiaries	118.1	(41.4)	—	—	(76.7)	—

Net income (loss)	(118.1)	(118.1)	5.6	36.2	76.7	(117.7)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4

Net income (loss) attributable to Infor, Inc.	$(118.1)	$(118.1)	$5.6	$35.8	$76.7	$(118.1)

Comprehensive income (loss)	$(105.1)	$(105.1)	$5.6	$48.9	$50.7	$(105.0)
Noncontrolling interests comprehensive income (loss)	—	—	—	0.1	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$(105.1)	$(105.1)	$5.6	$48.8	$50.7	$(105.1)

	Three Months Ended October 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$125.8	$3.2	$31.5	$—	$160.5
Software license fees	—	33.0	1.0	35.4	—	69.4

Software subscriptions and license fees	—	158.8	4.2	66.9	—	229.9
Product updates and support fees	—	199.2	8.0	141.4	—	348.6

Software revenues	—	358.0	12.2	208.3	—	578.5
Consulting services and other fees	—	97.9	6.8	116.2	—	220.9

Total revenues	—	455.9	19.0	324.5	—	799.4

Operating expenses
Cost of SaaS subscriptions	—	59.9	0.3	10.9	—	71.1
Cost of software license fees	—	6.7	—	4.1	—	10.8
Cost of product updates and support fees	—	31.2	0.7	26.0	—	57.9
Cost of consulting services and other fees	—	81.2	4.0	88.7	—	173.9
Sales and marketing	—	80.1	4.7	45.5	—	130.3
Research and development	—	75.8	1.4	47.6	—	124.8
General and administrative	—	34.5	—	22.9	—	57.4
Amortization of intangible assets and depreciation	—	41.8	—	11.1	—	52.9
Restructuring costs	—	3.0	—	2.7	—	5.7
Acquisition-related and other costs	—	3.7	—	0.6	—	4.3
Affiliate (income) expense, net	—	12.6	0.7	(13.3)	—	—

Total operating expenses	—	430.5	11.8	246.8	—	689.1

Income (loss) from operations	—	25.4	7.2	77.7	—	110.3

Other expense, net:
Interest expense, net	—	81.3	—	(0.2)	—	81.1
Affiliate interest (income) expense, net	—	1.8	—	(1.8)	—	—
Other (income) expense, net	—	(58.6)	(0.1)	(1.0)	—	(59.7)

Total other expense, net	—	24.5	(0.1)	(3.0)	—	21.4

Income (loss) before income tax	—	0.9	7.3	80.7	—	88.9
Income tax provision (benefit)	—	(6.0)	(5.6)	21.1	—	9.5
Equity in (earnings) loss of subsidiaries	(78.9)	(72.0)	—	—	150.9	—

Net income (loss)	78.9	78.9	12.9	59.6	(150.9)	79.4
Net income (loss) attributable to noncontrolling interests	—	—	—	0.5	—	0.5

Net income (loss) attributable to Infor, Inc.	$78.9	$78.9	$12.9	$59.1	$(150.9)	$78.9

Comprehensive income (loss)	$19.5	$19.5	$12.9	$(0.5)	$(32.2)	$19.2
Noncontrolling interests comprehensive income (loss)	—	—	—	(0.3)	—	(0.3)

Comprehensive income (loss) attributable to Infor, Inc.	$19.5	$19.5	$12.9	$(0.2)	$(32.2)	$19.5

	Six Months Ended October 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$279.8	$9.2	$62.2	$—	$351.2
Software license fees	—	49.7	4.4	58.4	—	112.5

Software subscriptions and license fees	—	329.5	13.6	120.6	—	463.7
Product updates and support fees	—	382.6	16.9	277.1	—	676.6

Software revenues	—	712.1	30.5	397.7	—	1,140.3
Consulting services and other fees	—	177.3	11.0	212.1	—	400.4

Total revenues	—	889.4	41.5	609.8	—	1,540.7

Operating expenses
Cost of SaaS subscriptions	—	125.8	1.1	25.0	—	151.9
Cost of software license fees	—	10.3	0.8	8.8	—	19.9
Cost of product updates and support fees	—	60.2	1.5	49.9	—	111.6
Cost of consulting services and other fees	—	163.4	7.2	173.0	—	343.6
Sales and marketing	—	147.0	9.7	92.2	—	248.9
Research and development	—	150.5	2.7	97.2	—	250.4
General and administrative	—	92.3	0.2	43.0	—	135.5
Amortization of intangible assets and depreciation	—	129.1	0.1	30.7	—	159.9
Restructuring costs	—	17.7	0.6	13.4	—	31.7
Acquisition-related and other costs	—	4.3	—	0.7	—	5.0
Affiliate (income) expense, net	—	10.8	6.4	(17.2)	—	—

Total operating expenses	—	911.4	30.3	516.7	—	1,458.4

Income from operations	—	(22.0)	11.2	93.1	—	82.3

Other expense, net:
Interest expense, net	—	167.1	—	0.1	—	167.2
Affiliate interest (income) expense, net	—	2.8	—	(2.8)	—	—
Other (income) expense, net	—	(9.6)	—	(1.3)	—	(10.9)

Total other expense, net	—	160.3	—	(4.0)	—	156.3

Income (loss) before income tax	—	(182.3)	11.2	97.1	—	(74.0)
Income tax provision (benefit)	—	18.9	(1.2)	18.4	—	36.1
Equity in loss (earnings) of subsidiaries	110.8	(90.4)	—	—	(20.4)	—

Net income (loss)	(110.8)	(110.8)	12.4	78.7	20.4	(110.1)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.7	—	0.7

Net income (loss) attributable to Infor, Inc.	$(110.8)	$(110.8)	$12.4	$78.0	$20.4	$(110.8)

Comprehensive income (loss)	$(123.1)	$(123.1)	$12.6	$65.9	$45.0	$(122.7)
Noncontrolling interests comprehensive income (loss)	—	—	—	0.4	—	0.4

Comprehensive income (loss) attributable to Infor, Inc.	$(123.1)	$(123.1)	$12.6	$65.5	$45.0	$(123.1)

	Six Months Ended October 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$250.2	$6.2	$60.3	$—	$316.7
Software license fees	—	61.2	1.8	72.3	—	135.3

Software subscriptions and license fees	—	311.4	8.0	132.6	—	452.0
Product updates and support fees	—	398.8	16.9	283.9	—	699.6

Software revenues	—	710.2	24.9	416.5	—	1,151.6
Consulting services and other fees	—	192.5	13.0	225.0	—	430.5

Total revenues	—	902.7	37.9	641.5	—	1,582.1

Operating expenses
Cost of SaaS subscriptions	—	117.1	0.6	21.6	—	139.3
Cost of software license fees	—	12.5	—	7.8	—	20.3
Cost of product updates and support fees	—	60.4	1.4	52.1	—	113.9
Cost of consulting services and other fees	—	162.0	8.2	175.0	—	345.2
Sales and marketing	—	147.8	9.5	90.8	—	248.1
Research and development	—	150.7	2.8	94.8	—	248.3
General and administrative	—	72.4	—	45.1	—	117.5
Amortization of intangible assets and depreciation	—	82.7	0.1	21.7	—	104.5
Restructuring costs	—	6.4	—	4.4	—	10.8
Acquisition-related and other costs	—	7.4	—	1.6	—	9.0
Affiliate (income) expense, net	—	13.5	1.6	(15.1)	—	—

Total operating expenses	—	832.9	24.2	499.8	—	1,356.9

Income from operations	—	69.8	13.7	141.7	—	225.2

Other expense, net:
Interest expense, net	—	161.7	—	(0.3)	—	161.4
Affiliate interest (income) expense, net	—	3.6	—	(3.6)	—	—
Other (income) expense, net	—	(118.3)	(0.1)	13.5	—	(104.9)

Total other expense, net	—	47.0	(0.1)	9.6	—	56.5

Income (loss) before income tax	—	22.8	13.8	132.1	—	168.7
Income tax provision (benefit)	—	(11.9)	(8.3)	31.9	—	11.7
Equity in loss (earnings) of subsidiaries	(156.2)	(121.5)	—	—	277.7	—

Net income (loss)	156.2	156.2	22.1	100.2	(277.7)	157.0
Net income (loss) attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Net income (loss) attributable to Infor, Inc.	$156.2	$156.2	$22.1	$99.4	$(277.7)	$156.2

Comprehensive income (loss)	$55.4	$55.4	$22.1	$(1.2)	$(76.4)	$55.3
Noncontrolling interests comprehensive income (loss)	—	—	—	(0.1)	—	(0.1)

Comprehensive income (loss) attributable to Infor, Inc.	$55.4	$55.4	$22.1	$(1.1)	$(76.4)	$55.4

Condensed Consolidating Statements of Cash Flows

	Six Months Ended October 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$75.7	$—	$(87.3)	$—	$(11.6)

Cash flows from investing activities
Dividends received	45.0	—	—	—	(45.0)	—
Proceeds from (payments to) affiliates within group	—	4.0	—	29.5	(33.5)	—
Purchases of property, equipment and software	—	(34.9)	—	(4.1)	—	(39.0)

Net cash used in investing activities	45.0	(30.9)	—	25.4	(78.5)	(39.0)

Cash flows from financing activities
Dividends paid	(45.0)	(79.2)	—	—	45.0	(79.2)
Proceeds from repayment of stockholder loans	—	34.2	—	—	—	34.2
Payments on finance lease and other obligations	—	(0.6)	—	(2.0)	—	(2.6)
Payments on long-term debt	—	(11.0)	—	—	—	(11.0)
Proceeds from (payments to) affiliates within group	—	(29.5)	—	(4.0)	33.5	—
Deferred purchase price and contingent consideration	—	(0.5)	—	(1.0)	—	(1.5)
Other	—	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	(45.0)	(87.1)	—	(7.0)	78.5	(60.6)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1.3)	—	(1.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(42.3)	—	(70.2)	—	(112.5)
Cash, cash equivalents and restricted cash at the beginning of the period	—	105.5	—	265.4	—	370.9

Cash, cash equivalents and restricted cash at the end of the period	$—	$63.2	$—	$195.2	$—	$258.4

	Six Months Ended October 31, 2018
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$104.4	$—	$(73.0)	$—	$31.4

Cash flows from investing activities
Business and asset acquisitions, net of cash acquired	—	2.5	—	(25.1)	—	(22.6)
Dividends received	50.0	—	—	—	(50.0)	—
Proceeds from (payments to) affiliates within group	—	—	—	3.4	(3.4)	—
Purchases of property, equipment and software	—	(32.3)	—	(5.5)	—	(37.8)

Net cash used in investing activities	50.0	(29.8)	—	(27.2)	(53.4)	(60.4)

Cash flows from financing activities
Dividends paid	(50.0)	(50.0)	—	—	50.0	(50.0)
Payments on finance lease and other obligations	—	(0.4)	—	(0.5)	—	(0.9)
Payments on long-term debt	—	(38.4)	—	—	—	(38.4)
Proceeds from (payments to) affiliates within group	—	(3.4)	—	—	3.4	—
Deferred purchase price and contingent consideration	—	—	—	(2.0)	—	(2.0)
Other	—	(0.9)	—	(0.3)	—	(1.2)

Net cash provided by (used in) financing activities	(50.0)	(93.1)	—	(2.8)	53.4	(92.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(12.7)	—	(12.7)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(18.5)	—	(115.7)	—	(134.2)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.0	—	329.7	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$81.5	$—	$214.0	$—	$295.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended October 31, 2019, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on June 25, 2019 (our Annual Report on Form 10-K), and related notes thereto.

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

We serve customers across three major geographic regions: the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 17,240 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first six months of fiscal 2020, our Americas, EMEA and APAC regions generated approximately 61.5%, 28.7% and 9.8% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

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

None

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

Financing Activities

Over the past several fiscal years, we have undertaken significant financing activities in conjunction with our acquisitions and the recapitalization and refinancing of our debt structure.

In the fourth quarter of fiscal 2019, our sponsors made new capital contributions to IGS Holding LP (IGS Holding, an affiliate of the parent company of Infor) of $500.0 million, of which $485.0 million was contributed as equity to Infor, Inc. Infor’s proceeds from this equity contribution were used to redeem our then outstanding Senior Secured Notes. See Note 12, Debt, and Note 21, Related Party Transactions, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K.

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

For the second quarter of fiscal 2020, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.3% and 4.5%, respectively, as compared to the average exchange rates for the second quarter of fiscal 2019. For the six months ended October 31, 2019, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 4.3% and 4.7%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2019.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended October 31, 2019 vs. 2018	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues
SaaS subscriptions	$(1.4)	$20.3	$18.9	(0.8)%	12.6%	11.8%
Software license fees	(1.0)	(10.8)	(11.8)	(1.4)	(15.6)	(17.0)

Software subscriptions and license fees	(2.4)	9.5	7.1	(1.0)	4.1	3.1
Product updates and support fees	(5.3)	(7.3)	(12.6)	(1.5)	(2.1)	(3.6)

Software revenues	(7.7)	2.2	(5.5)	(1.4)	0.4	(1.0)
Consulting services and other fees	(4.2)	(29.0)	(33.2)	(1.9)	(13.1)	(15.0)

Total revenues	$(11.9)	$(26.8)	$(38.7)	(1.4)%	(3.4)%	(4.8)%

Total operating expenses	$(10.4)	$91.9	$81.5	(1.5)%	13.3%	11.8%

(in millions, except percentages) Six Months Ended October 31, 2019 vs. 2018	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues
SaaS subscriptions	$(2.5)	$37.0	$34.5	(0.8)%	11.7%	10.9%
Software license fees	(2.1)	(20.7)	(22.8)	(1.6)	(15.3)	(16.9)

Software subscriptions and license fees	(4.6)	16.3	11.7	(1.0)	3.6	2.6
Product updates and support fees	(11.1)	(11.9)	(23.0)	(1.6)	(1.7)	(3.3)

Software revenues	(15.7)	4.4	(11.3)	(1.4)	0.4	(1.0)
Consulting services and other fees	(8.7)	(21.4)	(30.1)	(2.0)	(5.0)	(7.0)

Total revenues	$(24.4)	$(17.0)	$(41.4)	(1.5)%	(1.1)%	(2.6)%

Total operating expenses	$(21.3)	$122.8	$101.5	(1.6)%	9.1%	7.5%

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

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2020.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019		Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Revenues
SaaS subscriptions	$179.4	$160.5	11.8%	12.6%	$351.2	$316.7	10.9%	11.7%
Software license fees	57.6	69.4	(17.0)	(15.6)	112.5	135.3	(16.9)	(15.3)

Software subscriptions and license fees	237.0	229.9	3.1	4.1	463.7	452.0	2.6	3.6
Product updates and support fees	336.0	348.6	(3.6)	(2.1)	676.6	699.6	(3.3)	(1.7)

Software revenues	573.0	578.5	(1.0)	0.4	1,140.3	1,151.6	(1.0)	0.4
Consulting services and other fees	187.7	220.9	(15.0)	(13.1)	400.4	430.5	(7.0)	(5.0)

Total revenues	760.7	799.4	(4.8)	(3.4)	1,540.7	1,582.1	(2.6)	(1.1)

Operating expenses
Cost of SaaS subscriptions	76.3	71.1	7.3	7.7	151.9	139.3	9.0	9.5
Cost of software license fees	9.3	10.8	(13.9)	(12.0)	19.9	20.3	(2.0)	(0.5)
Cost of product updates and support fees	55.1	57.9	(4.8)	(3.5)	111.6	113.9	(2.0)	(0.5)
Cost of consulting services and other fees	170.7	173.9	(1.8)	0.3	343.6	345.2	(0.5)	1.7
Sales and marketing	127.7	130.3	(2.0)	(0.7)	248.9	248.1	0.3	1.8
Research and development	123.6	124.8	(1.0)	0.2	250.4	248.3	0.8	2.3
General and administrative	75.4	57.4	31.4	32.8	135.5	117.5	15.3	16.9
Amortization of intangible assets and depreciation	103.3	52.9	95.3	96.8	159.9	104.5	53.0	54.3
Restructuring costs	25.2	5.7	342.1	350.9	31.7	10.8	193.5	200.0
Acquisition-related and other costs	4.0	4.3	(7.0)	(7.0)	5.0	9.0	(44.4)	(44.4)

Total operating expenses	770.6	689.1	11.8	13.3	1,458.4	1,356.9	7.5	9.1

Income (loss) from operations	(9.9)	110.3	NM	NM	82.3	225.2	(63.5)	(62.1)

Interest expense, net	79.5	81.1	(2.0)	(2.0)	167.2	161.4	3.6	3.6
Other (income) expense, net	1.0	(59.7)	NM	NM	(10.9)	(104.9)	(89.6)	(90.3)

Income (loss) before income tax	(90.4)	88.9	NM	NM	(74.0)	168.7	NM	NM
Income tax provision	27.3	9.5	187.4	188.4	36.1	11.7	208.5	209.4

Net income (loss)	(117.7)	79.4	NM	NM	(110.1)	157.0	NM	NM
Net income attributable to noncontrolling interests	0.4	0.5	(20.0)	(20.0)	0.7	0.8	(12.5)	0.0

Net income (loss) attributable to Infor, Inc.	$(118.1)	$78.9	NM %	NM %	$(110.8)	$156.2	NM %	NM %

NM – Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and six-month periods ended October 31, 2019 and 2018, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019		Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Revenues
SaaS subscriptions	$179.4	$160.5	11.8%	12.6%	$351.2	$316.7	10.9%	11.7%
Software license fees	57.6	69.4	(17.0)	(15.6)	112.5	135.3	(16.9)	(15.3)

Software subscriptions and license fees	237.0	229.9	3.1	4.1	463.7	452.0	2.6	3.6
Product updates and support fees	336.0	348.6	(3.6)	(2.1)	676.6	699.6	(3.3)	(1.7)

Software revenues	573.0	578.5	(1.0)	0.4	1,140.3	1,151.6	(1.0)	0.4
Consulting services and other fees	187.7	220.9	(15.0)	(13.1)	400.4	430.5	(7.0)	(5.0)

Total revenues	$760.7	$799.4	(4.8)%	(3.4)%	$1,540.7	$1,582.1	(2.6)%	(1.1)%

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

Total revenues decreased 3.4% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.4%. On a constant currency basis, total revenues decreased in our Americas and EMEA regions, which were down 4.0% and 4.4%, respectively, while revenues in our APAC region were up 4.7%. Our SaaS subscriptions revenues increased 12.6% offsetting a decrease in our perpetual software license fees revenues. As a result of this shift in our license mix to SaaS subscriptions, our quarter-over-quarter perpetual software license fees revenues decreased 15.6%. With our expanding CloudSuite offerings, SaaS subscriptions accounted for over 75.6% of our total software subscriptions and license fees revenues in the second quarter of fiscal 2020. Our product updates and support fees were down 2.1%, and our consulting services and other fees revenues decreased 13.1%.

For the six-month period ended October 31, 2019, total revenues decreased by 1.1% compared to the six-month period ended October 31, 2018, excluding the unfavorable foreign currency impact of 1.5%. On a constant currency basis, the year-to-date revenues decreased in our Americas and EMEA regions, which were down 1.0% and 2.7%, respectively, while revenues in our APAC region were up 3.4%. Our SaaS subscriptions revenues increased 11.7% offsetting a 15.3% decrease in our perpetual software license fees revenues. With the shift in our license mix to SaaS subscriptions, SaaS subscriptions accounted for over 75.7% of our total software subscriptions and license fees revenues in the first six months of fiscal 2020. Our year-to-date product updates and support fees were down 1.7%, and our consulting services and other fees revenues were down 5.0%.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the second quarter of fiscal 2020, SaaS subscriptions revenues increased by 12.6% compared to the second quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, we reported higher SaaS revenues in the second quarter of fiscal 2020 in each of our geographic regions with our Americas, EMEA and APAC regions accounting for increases of 10.8 points, 0.5 points and 1.3 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for approximately 0.5 points of the increase.

In the six-month period ended October 31, 2019 SaaS subscriptions revenues increased by 11.7%, compared to the six-month period ended October 31, 2018, excluding the unfavorable foreign currency impact of 0.8%. At constant currency, we reported higher year-to-date SaaS revenues in our Americas and APAC geographic regions accounting for increases of 11.2 points and 1.2 points, respectively. These increases were somewhat offset by a 0.7 point decrease related to our EMEA region. Our recent acquisitions accounted for approximately 1.3 points of the year-to-date increase.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the second quarter of fiscal 2020, software license fees decreased by 15.6% compared to the second quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.4%. At constant currency, the decrease in perpetual license fees revenues was experienced across all geographies with the Americas, EMEA, and APAC regions accounting for decreases of 8.7 points, 3.7 points, and 3.2 points, respectively. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the six-month period ended October 31, 2019, software license fees decreased by 15.3%, compared to the six-month period ended October 31, 2018, excluding the unfavorable foreign currency impact of 1.6%. At constant currency, the decrease in perpetual license fees revenues was experienced across all geographies with the Americas, APAC, and EMEA regions accounting for decreases of approximately 6.9 points, 5.4 points, and 3.0 points, respectively.

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

Product updates and support fees decreased by 2.1% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 1.5%.

In the six-month period ended October 31, 2019, product updates and support fees decreased by 1.7% compared to the six-month period ended October 31, 2018, excluding the unfavorable foreign currency impact of 1.6%.

At constant currency, the current quarter and year-to-date decreases were primarily due to lower product updates and support fees in our Americas region which were somewhat offset by modest growth in our EMEA region. Product updates and support fees in our APAC region were relatively flat in the respective periods. The net decreases were primarily the result of the negative pressure from the shift in our software license business from the sale of perpetual licenses to the sale of SaaS subscriptions, which includes product updates, and support customer attrition, offsetting revenues related to new maintenance pull-through from new license transactions and price increases. We continue to experience maintenance retention rates of over 93.0%.

Consulting Services and Other Fees. Our consulting services and other fees revenues consist primarily of software-related services, including systems implementation and integration services, consulting, custom modification, hosting services, application managed services and education and training services for customers who have licensed our products. Consulting services and other fees revenues also include revenues related to hardware systems products and Inforum, our customer event.

Consulting services and other fees decreased by 13.1%, excluding the unfavorable foreign currency impact of 1.9%, in the current quarter compared to the second quarter last year. At constant currency, consulting services revenues accounted for a decrease of 11.4 points compared to the second quarter last year. We reported lower consulting services revenues in our Americas and EMEA geographic regions accounting for decreases of 9.1 points and 4.1 points, respectively. These decreases were somewhat offset by a 1.8 point increase related to our APAC region. In addition, other fees revenues, primarily hardware and education revenues, were down quarter-over-quarter accounting for a decrease of 1.7 points. Our recent acquisitions accounted for an increase of 0.9 points in the second quarter of fiscal 2020.

In the second quarter of fiscal 2020, we recorded negative adjustments to our consulting services revenues and deferred recognizing revenue of approximately $29.5 million related to certain customers’ contracts. These charges are reflected primarily in the decrease in our Americas region, and to a lessor extent our EMEA region, during the second quarter and accounted for a decrease of 13.4 points compared to the second quarter last year. Excluding these charges, our consulting services and other fees revenues were relatively flat, up 0.2%, compared to the second quarter last year.

Consulting services and other fees decreased by 5.0%, excluding the unfavorable foreign currency impact of 2.0% in the six-month period ended October 31, 2019 compared to the six-month period ended October 31, 2018. At constant currency, year-to-date consulting services revenues were down accounting for a decrease of 4.3 points compared to the corresponding period of fiscal 2019. The year-to-date increase in consulting services was experienced in our Americas and EMEA geographic regions accounting for decreases of 4.6 points and 1.8 points, respectively. These decreases were somewhat offset by a 2.1 point increase related to our APAC region. Year-to-date other fees revenues accounted for a decrease of 0.7 points. Our recent acquisitions accounted for an increase of 1.3 points in the six months ended October 31, 2019. The specific customer adjustments recorded in the second quarter of fiscal 2020, as mentioned above, accounted for a decrease of approximately 6.9 points in the year-to-date period. Excluding these charges, our consulting services and other fees revenues increased 1.9% compared to the comparable period last year.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,066.1 million as of October 31, 2019, compared to $1,210.4 million as of April 30, 2019, and $1,020.1 million as of October 31, 2018.

The following table sets forth the components of deferred revenue:

(in millions)	October 31, 2019	April 30, 2019	October 31, 2018
SaaS subscriptions	$360.7	$388.9	$310.4
Software license fees	14.3	12.1	12.9

Software subscriptions and license fees	375.0	401.0	323.3
Product updates and support fees	624.1	740.7	639.2
Consulting services and other fees	75.0	76.7	65.8
Contract asset offset	(8.0)	(8.0)	(8.2)

Total deferred revenue	1,066.1	1,210.4	1,020.1
Less: current portion	1,047.2	1,188.0	990.7

Deferred revenue - noncurrent	$18.9	$22.4	$29.4

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

Operating Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019		Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Operating expenses
Cost of SaaS subscriptions	$76.3	$71.1	7.3%	7.7%	$151.9	$139.3	9.0%	9.5%
Cost of software license fees	9.3	10.8	(13.9)	(12.0)	19.9	20.3	(2.0)	(0.5)
Cost of product updates and support fees	55.1	57.9	(4.8)	(3.5)	111.6	113.9	(2.0)	(0.5)
Cost of consulting services and other fees	170.7	173.9	(1.8)	0.3	343.6	345.2	(0.5)	1.7
Sales and marketing	127.7	130.3	(2.0)	(0.7)	248.9	248.1	0.3	1.8
Research and development	123.6	124.8	(1.0)	0.2	250.4	248.3	0.8	2.3
General and administrative	75.4	57.4	31.4	32.8	135.5	117.5	15.3	16.9
Amortization of intangible assets and depreciation	103.3	52.9	95.3	96.8	159.9	104.5	53.0	54.3
Restructuring costs	25.2	5.7	342.1	350.9	31.7	10.8	193.5	200.0
Acquisition-related and other costs	4.0	4.3	(7.0)	(7.0)	5.0	9.0	(44.4)	(44.4)

Total operating expenses	$770.6	$689.1	11.8%	13.3%	$1,458.4	$1,356.9	7.5%	9.1%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 7.7%, excluding the favorable foreign currency impact of 0.4%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues, including a 5.1 point increase related to higher third-party royalties and channel partner commissions, 1.9 points due to higher employee-related and overhead costs, primarily as a result of higher SaaS headcount in the current quarter compared to the second quarter last year, a 0.4 point increase related to higher hosting costs, and 0.3 points related to higher other costs of providing our SaaS subscriptions.

Cost of SaaS subscriptions for the first six months of fiscal 2020 increased by 9.5%, excluding the favorable foreign currency impact of 0.5%, compared to the first six months of fiscal 2019, in-line with higher year-to-date SaaS subscriptions revenues. At constant currency, this increase was primarily due to a 5.6 point increase related to higher channel partner commissions and third-party royalties, an increase of 2.7 points due to higher employee-related and overhead costs, with our higher SaaS headcount, 0.5 point increase related to higher hosting costs, and an increase of 0.7 points related to higher other costs of providing our SaaS subscriptions.

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

Cost of software license fees decreased by 12.0%, excluding the favorable foreign currency impact of 1.9%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. At constant currency, this increase was primarily due to the decrease in software license fees in the quarter and the mix of perpetual licenses fees resulting in a 13.0 point decrease related to lower channel partner commissions, and a 0.4 point decrease from lower other delivery costs. These decreases were somewhat offset by a 1.4 point increase related to higher third-party royalties.

Cost of software license fees for the first six months of fiscal 2020 decreased by 0.5%, excluding the favorable foreign currency impact of 1.5%, compared to the first six months of fiscal 2019. At constant currency, the decrease was primarily due lower year-to-date software license fees and the mix of perpetual licenses fees resulting in a 7.1 point decrease related to lower channel partner commissions and a 0.2 point decrease from lower other delivery costs which were somewhat offset by a 6.8 point increase related to higher third-party royalties.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 3.5%, excluding the favorable foreign currency impact of 1.3%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. At constant currency, the decrease was primarily due to a 2.9 point decrease related to lower employee-related support and overhead costs, a net 0.2 point decrease related to lower channel partner commissions and third-party royalties, and 0.4 points related to lower professional fees and other support costs.

For the first six months of fiscal 2020, cost of product updates and support fees decreased by 0.5%, excluding the favorable foreign currency impact of 1.5%, compared to the first six months of fiscal 2019. At constant currency, the year-to-date decrease was primarily due to a 1.3 point decrease in employee-related support and overhead costs, and 0.1 point related to lower professional fees and other support costs. These decreases were somewhat offset by a 0.9 point increase related to higher channel partner commissions and third-party royalties.

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

Cost of consulting services and other fees increased by 0.3%, excluding the favorable foreign currency impact of 2.1%, in the current quarter compared to the second quarter of fiscal 2019. At constant currency, cost of consulting services increased 0.8 points due to higher warranty costs and 0.2 points due to higher employee-related and overhead costs. These increases were somewhat offset by 0.4 points from lower billable contractor costs, and 0.3 points due to a decrease in other costs.

For the first six months of fiscal 2020, cost of consulting services and other fees increased by 1.7%, excluding the favorable foreign currency impact of 2.2%, compared to the first six months of fiscal 2019. At constant currency, the year-to-date increase was primarily due to a 1.5 point increase in employee-related and overhead costs, and 0.3 points due to an increase in other costs. These increases were somewhat offset by a 0.1 point decrease due to lower billable contractor costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses decreased by 0.7%, excluding the favorable foreign currency impact of 1.3%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. On a constant currency basis, the decrease in sales and marketing expenses was primarily due to a 2.0 point decrease related to lower employee-related sales and overhead costs due to lower headcount in our sales organization, a 1.2 point decrease due to lower other sales and marketing costs, and a 0.9 point decrease due to lower professional fees. These decreases were somewhat offset by a 2.6 point increase related to higher commissions, and a 0.8 point increase due to higher share-based compensation.

Sales and marketing expenses increased by 1.8%, excluding the favorable foreign currency impact of 1.5%, in the six-month period ended October 31, 2019, compared to the six-month period ended October 31, 2018. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 2.0 point increase related to higher commissions, a 0.6 point increase in employee-related sales and overhead costs, and a 0.5 point increase due to higher share-based compensation. These increases were somewhat offset by a 1.1 point decrease due to lower professional fees and other sales and marketing costs, and a 0.2 point decrease as a result of lower year-to-date marketing program costs in fiscal 2020 compared to fiscal 2019.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 0.2%, excluding the favorable foreign currency impact of 1.2%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. On a constant currency basis, the increase in research and development expenses was primarily due to a 0.3 point increase due to higher share-based compensation, and 0.2 points related to a net increase in professional fees and other development costs. These increases were somewhat offset by a 0.3 point decrease related to higher capitalization of software development costs in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.

Research and development expenses increased 2.3%, excluding the favorable foreign currency impact of 1.5%, in the six-month period ended October 31, 2019, compared to the six-month period ended October 31, 2018. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 2.5 point increase in employee-related and overhead costs, 0.4 points related to a net increase in professional fees and other development costs, and a 0.3 point increase due to higher share-based compensation. These increases were somewhat offset by a 0.9 point decrease related to higher capitalization of year-to-date software development costs in fiscal 2020 compared to fiscal 2019.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses increased by 32.8%, excluding the favorable foreign currency impact of 1.4%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. On a constant currency basis, the increase in general and administrative expenses was primarily due to a 29.1 point increase related to accruals for certain litigation matters (See Note 16, Commitments and Contingencies—Litigation), a 2.2 point increase in employee-related and overhead costs, a 1.3 point increase related to higher share-based compensation, and 1.9 points related to higher consulting and professional fees. These increases were somewhat offset by a 1.7 point decrease in other general and administrative expenses.

General and administrative expenses increased by 16.9%, excluding the favorable foreign currency impact of 1.6%, in the six-month period ended October 31, 2019, compared to the six-month period ended October 31, 2018. On a constant currency basis, year-to-date general and administrative expenses increased primarily due to a 12.8 point increase related to the second quarter litigation accruals discussed above, a 1.9 point increase in employee-related and overhead costs, a 0.8 point increase related to higher share-based compensation, and a 1.9 point increase in other general and administrative expenses. These increases were somewhat offset by a 0.5 point decrease related to lower consulting and professional fees.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation increased by 96.8%, excluding the favorable foreign currency impact of 1.5%, in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

In the six-month period ended October 31, 2019, amortization of intangible assets and depreciation increased by 54.3%, compared with the six-month period ended October 31, 2018, excluding the favorable foreign currency impact of 1.3%.

The quarter-over-quarter and year-to-date increases resulted primarily from $48.0 million in impairment charges that we recorded in the second quarter of fiscal 2020 for certain of our intangible assets and capitalized software development costs related to our retail software applications. (See Note 9, Intangible Assets, Net – Impairment of Assets). These charges accounted for an increase of approximately 90.7 points and 45.9 points in the three and six months ended October 31, 2019, respectively.

Excluding these impairment charges, amortization and depreciation expense increased 6.1 points and 8.4 points in the current quarter and year-to-date period, respectively. At constant currency, these increases were primarily related to higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software. These increases were somewhat offset by lower amortization and depreciation related to certain of our assets, which were fully amortized or depreciated in fiscal 2019 with no corresponding expense recorded in fiscal 2020.

Restructuring. We have recorded restructuring charges related to our acquisitions and on occasion to eliminate redundancies, improve our operational efficiency and reduce our operating costs. These cost reduction measures include workforce reductions relating to restructuring our workforce, the exiting of certain leased facilities and the consolidation of space in certain other facilities. These restructuring charges include employee severance costs and costs related to the reduction of office space. In addition, we have recorded the impairment of operating lease ROU assets related to certain of our facility leases within restructuring costs. See Note 12, Restructuring Charges.

We recorded restructuring charges of approximately $25.2 million and $5.7 million in the second quarter of fiscal 2020 and 2019, respectively, related to our various restructuring actions.

We incurred restructuring charges of $31.7 million in the six-month period ended October 31, 2019, compared to $10.8 million in the six-month period ended October 31, 2018.

During the second quarter of fiscal 2020, we refined our go-to-market strategy for some of our product offerings. In conjunction with this shift in our strategic focus, we undertook applicable restructuring actions. The restructuring charges recorded to date in fiscal 2020 included approximately $25.3 million related to employee severance costs and $6.4 million for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions. The facilities charges relate to the impairment of certain of our operating lease right-of-use assets due to exiting or consolidating space in facilities.

The restructuring charges recorded in the first six months of fiscal 2019 included approximately $9.9 million related to employee severance costs and $0.9 million in accruals for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions. The facilities charges relate to exiting or consolidating space in facilities in the Americas and EMEA regions.

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

In the second quarter of fiscal 2020, we recorded acquisition-related and other costs of $4.0 million, a decrease of approximately $0.3 million compared to $4.3 million of acquisition-related and other costs in the second quarter of fiscal 2019.

In the six months ended October 31, 2019, acquisition-related and other costs totaled $5.0 million, a decrease of approximately $4.0 million compared to $9.0 million in the comparable six months of fiscal 2019.

For the six months ended October 31, 2019, acquisition-related and other costs included $5.0 million in integration and other costs associated with our recent acquisitions.

For the six months ended October 31, 2018, acquisition-related and other costs included $9.2 million integration and other costs related to our recent acquisitions, primarily the Birst Acquisition, which were somewhat offset by a net $0.2 million negative adjustment to the estimated fair value of our contingent consideration liabilities.

Non-Operating Income and Expenses

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019		Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Interest expense, net	$79.5	$81.1	(2.0)%	(2.0)%	$167.2	$161.4	3.6%	3.6%
Other (income) expense, net	1.0	(59.7)	NM	NM	(10.9)	(104.9)	(89.6)	(90.3)

Total non-operating expenses	$80.5	$21.4	276.2%	276.6%	$156.3	$56.5	176.6%	177.9%

NM – Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $1.6 million, or 2.0%, to $79.5 million in the second quarter of fiscal 2020 compared to $81.1 million in the second quarter of fiscal 2019. The quarter-over-quarter decrease in our interest expense was primarily related to a $7.9 million decrease in interest expense related to our Senior Secured Notes which were redeemed in the fourth quarter of fiscal 2019 as well as a decrease of $1.0 million in amortization of deferred financing fees and debt discounts. These decreases were somewhat offset by a $7.0 million increase in interest expense related to the callable interest rate swaps which we entered into in the fourth quarter of fiscal 2019 and a net increase in $0.3 million in other interest expense.

Interest expense, net increased by $5.8 million, or 3.6%, to $167.2 million in the six-month period ended October 31, 2019, compared to $161.4 million in the six-month period ended October 31, 2018. Year-to-date, the increase in our interest expense was primarily due to a $21.3 million increase in interest expense related to our callable interest rate swaps and a net increase in $0.1 million in other interest expense. These increases were somewhat offset by a $13.7 million decrease in interest expense related to our redeemed Senior Secured Notes as well as a decrease of $1.9 million in amortization of deferred financing fees and debt discounts.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net expense of $1.0 million in the second quarter of fiscal 2020 compared to net income of $59.7 million in the second quarter of fiscal 2019.

For the first six months of fiscal 2020, other (income) expense, net was net income of $10.9 million compared to net income of $104.9 million in the six months ended October 31, 2018.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily related to the weakening of the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our Euro denominated debt. During the three and six months ended October 31, 2019, the Euro weakened against the U.S. Dollar resulting in favorable impacts to our results of operations.

Income Tax Provision

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019		Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual	Constant Currency	2019	2018	Actual	Constant Currency
Income tax provision	$27.3	$9.5	187.4%	188.4%	$36.1	$11.7	208.5%	209.4%
Effective income tax rate	(30.2)%	10.7%			(48.8)%	6.9%

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

The change in our effective tax rate for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, a decrease in the valuation allowance required for foreign earnings driven primarily by the release of our valuation allowance for our Japan operations, and an increase in the amount of unrecognized tax benefits.

The change in our effective tax rate for the first six months of fiscal 2020 compared to the corresponding period of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, an increase in the amount of unrecognized tax benefits, and an increase in the valuation allowance release for foreign earnings driven primarily by the release of our valuation allowance for our Japan operations.

We continue to examine various tax structuring alternatives that may be executed during the remainder of fiscal 2020, which could provide additional positive evidence in our valuation allowance considerations that may result in further foreign valuation releases. This includes actions that we may take in response to the enactment of the 2017 Tax Act. In particular, we continue to closely monitor on a quarterly basis the valuation allowances established for the deferred tax assets associated with our U.S. and Sweden operations. The release of the valuation allowance associated with these deferred assets would generally be based on the removal of negative evidence related to the entities’ most recent three years of operating results.

Non-GAAP Financial Measure Reconciliations

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with GAAP. In addition to reporting our financial results in accordance with GAAP, we present certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA), as defined in the indentures that govern our senior notes, and Adjusted EBITDA margin. We believe our presentation of these non-GAAP financial measures provides meaningful insight into our operating performance and an alternative perspective of our results of operations. We use these non-GAAP measures to assess our operating performance, to develop budgets and to serve as a measurement for incentive compensation awards. In addition, Adjusted EBITDA is a key measurement of our operating performance as per the financial covenants in our debt agreements. These measures are a useful tool for investors because presentation of these non-GAAP measures allows users to review our results of operations from the same perspective as management and our Board of Directors. These non-GAAP financial measures provide users an enhanced understanding of our operations, facilitate analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that these non-GAAP measures are useful to users because they provide supplemental information that research analysts, investment bankers and lenders frequently use to analyze software companies including those that have recently made significant acquisitions. Additionally, certain of these non-GAAP disclosures are required by our lenders in our reporting to them.

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended October 31,		Quarterly Change Fiscal 2020 vs. 2019				Six Months Ended October 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2019	2018	Actual		Constant Currency		2019	2018	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$(118.1)	$78.9	NM	%	NM	%	$(110.8)	$156.2	NM	%	NM	%
Interest expense, net (1)	79.8	81.4					167.8	162.0
Income tax provision (2)	28.5	10.9					38.9	14.0
Amortization of intangible assets and depreciation (3)	103.3	52.9					159.9	104.5
Purchase accounting impact revenues/costs, net	0.4	0.5					1.5	0.6
Share-based compensation - non-cash	4.8	2.3					9.1	6.0
Acquisition-related and other costs	4.0	4.3					5.0	9.0
Restructuring costs	25.2	5.7					31.7	10.8
Foreign currency (gain) loss	1.1	(59.5)					(10.9)	(104.5)
Cost savings and expense reduction initiatives (4)	16.6	8.5					23.1	15.2
Other (5)	30.4	13.1					43.8	30.1

Adjusted EBITDA	$176.0	$199.0	(11.6)%		(9.9)%		$359.1	$403.9	(11.1)%		(9.7)%

Adjusted EBITDA margin (6)	23.1%	24.9%					23.3%	25.5%

NM - Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Three and six months ended October 31, 2019, includes charges for the impairment of certain long-lived assets. See Note 9, Intangibles, Net - Impairment of Assets.
(4)	Includes anticipated pro forma cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
(5)

Includes pre-acquisition Adjusted EBITDA of recent acquisitions, costs incurred related to sponsor management fees, and other non-recurring costs that are allowed to be added back under the provisions of our debt agreements.

(6)	Adjusted EBITDA Margin is defined as the ratio of Adjusted EBITDA to total revenues.

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

Liquidity and Capital Resources

(in millions, except percentages)	Six Months Ended October 31,
Cash Flows	2019	2018	Change
Cash (used in) provided by
Operating activities	$(11.6)	$31.4	NM %
Investing activities	(39.0)	(60.4)	(35.4)
Financing activities	(60.6)	(92.5)	(34.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	(12.7)	(89.8)

Net decrease in cash, cash equivalents and restricted cash	$(112.5)	$(134.2)	(16.2)%

NM – Percentage not meaningful

(in millions, except percentages) Capital Resources	October 31, 2019	April 30, 2019	Change
Working capital deficit	$(752.9)	$(714.4)	5.4%
Cash and cash equivalents	$247.3	$356.4	(30.6)%

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

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In the first six months of fiscal 2019, we paid a net total of approximately $22.6 million in cash for acquisitions, primarily related to the Vivonet Acquisition. There were no acquisitions in the first six months of fiscal 2020.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. In addition, with our adoption of ASC 842 in fiscal 2020, our deficit in working capital also reflects $45.2 million in operating lease liabilities reported as a current liability as of October 31, 2019. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K, for a further description of those criteria.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the six-month period ended October 31, 2019, was $11.6 million. Our net income adjusted for non-cash items provided $156.3 million in cash, and changes in operating assets and liabilities used cash of $167.9 million. The uses of cash were primarily from a $162.7 million decrease in deferred revenues, as a portion of amounts collected in advance from customers had been earned as revenue, primarily due to the timing of maintenance renewals, and a $41.1 million change in income tax receivable/payable, net. These uses of cash were partially offset by a $61.7 million decrease in accounts receivable, net.

Net cash provided by operating activities for the six-month period ended October 31, 2018, was $31.4 million. Our net income adjusted for non-cash items provided $191.3 million in cash, and changes in operating assets and liabilities used cash of $159.9 million. The uses of cash were primarily from a $142.9 million decrease in deferred revenue, as a portion of amounts collected in advance from customers had been earned as revenue, primarily due to the timing of maintenance renewals. These uses of cash were partially offset by a $23.5 million decrease in accounts receivable, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $39.0 million in the six-month period ended October 31, 2019. The use of cash was $39.0 million used to purchase property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $60.4 million in the six-month period ended October 31, 2018. The uses of cash were $37.8 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $22.6 million net cash used for acquisitions, primarily related to the Vivonet Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $60.6 million in the six-month period ended October 31, 2019. The primary use of cash was $79.2 million in dividend payments to certain of our affiliate companies. The uses of cash were partially offset by $34.2 million in proceeds from the repayment of shareholder receivables related to our Tax Allocation Agreement. See Note 19, Related party Transactions – Due to/from Affiliates and Dividends Paid to Affiliates.

Net cash used in financing activities was $92.5 million in the six-month period ended October 31, 2018. The primary uses of cash were $50.0 million in dividend payments to certain of our affiliate companies and $38.4 million in debt payments.

Effect of Exchange Rate Changes

For the six months ended October 31, 2019, changes in foreign currency exchange rates resulted in a $1.3 million decrease in our cash, cash equivalents and restricted cash. Exchange rate changes decreased our cash, cash equivalents and restricted cash by $12.7 million during the six months ended October 31, 2018.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $752.9 million at October 31, 2019, compared to $714.4 million at April 30, 2019. At October 31, 2019, our cash decreased by $109.1 million compared to the balance at April 30, 2019. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first six months of our fiscal 2020, the most significant change in our current assets aside from cash was a $79.1 million decrease in accounts receivable, net. During this period, the most significant changes in our current liabilities were a $140.8 million decrease in deferred revenue, due to the timing of contract renewals, and a $45.2 million increase in operating lease liabilities recorded with the adoption of ASC 842.

Cash and Cash Equivalents

As of October 31, 2019, we had $247.3 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of October 31, 2019, $62.0 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $185.3 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings.

As of October 31, 2019, we continue to consider various undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.

Restricted Cash

We had approximately $11.1 million of restricted cash as of October 31, 2019, of which approximately $0.8 million and $10.3 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $14.5 million of restricted cash as of April 30, 2019, of which approximately $0.9 million and $13.6 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	October 31, 2019			April 30, 2019
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,093.4	$2,062.8	4.85%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,097.1	1,093.8	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,625.1	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	390.0	387.6	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(41.2)	—		(49.7)	—

Total long-term debt	5,169.3	5,169.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt - noncurrent	$5,136.7	$5,136.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of October 31, 2019, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.8 million of letters of credit have reduced the amount available under the Revolver to $111.2 million as of October 31, 2019. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,190.5 million as of October 31, 2019, including the Tranche B-6 Term Loan of $2,093.4 million and the Euro Tranche B-2 Term Loan of €984.5 million ($1,097.1 million).

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2019 were $6,907.3 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the six months ended October 31, 2019. As of October 31, 2019, we had recorded a liability for uncertain tax positions of $90.9 million. Over the next 12 months, we expect a net reduction of approximately $7.4 million of unrecognized tax benefits, primarily due to the expiration of the statutory limitation periods in the various jurisdictions. See Note 14, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 44.0% and 44.4% of our total revenues for the second quarter of fiscal 2020 and 2019, respectively. International cost of revenues and operating expenses accounted for 36.7% and 39.2% of our total cost of revenues and operating expenses for the second quarter of fiscal 2020 and 2019, respectively. For the first six months of fiscal 2020 and 2019, international revenues represented 43.7% and 44.7% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 38.2% and 39.4% of our total cost of revenues and operating expenses for the first six months of fiscal 2020 and 2019, respectively.

As of October 31, 2019 and April 30, 2019, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.4% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 1.7% and 1.7% as of October 31, 2019 and April 30, 2019, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.9% and 0.9% as of October 31, 2019 and April 30, 2019, respectively.

We also recognize transaction gains and losses from revaluing our debt that is denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of October 31, 2019, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $148.7 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of October 31, 2019 and April 30, 2019, we had $5.2 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at October 31, 2019, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On October 31, 2019, the three-month LIBOR and EURIBOR rates were 1.90% and -0.39%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the October 31, 2019 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2019.

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

Other than the changes discussed above related to the adoption of the new lease standard and implementation of our new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

10.1	Amended and Restated Employment Agreement, dated December 3, 2019, between Infor (US), Inc., a Delaware corporation, and Kevin Samuelson.

10.2	Amended and Restated Employment Agreement, dated December 3, 2019, between Infor (US), Inc., a Delaware corporation, and Jay A. Hopkins.

10.3	Amended and Restated Employment Agreement, dated December 3, 2019, between Infor (US), Inc., a Delaware corporation, and Soma Somasundaram.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Kevin Samuelson

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Jay Hopkins

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Kevin Samuelson

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act – Jay Hopkins

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2019

INFOR, INC.

By:	/s/ JAY HOPKINS
Jay Hopkins Chief Financial Officer (principal financial officer)