Form 10-Q
period 2020-01-31
Infor, Inc.
filed 2020-03-16
CIK 1556148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

The number of shares of our common stock outstanding on March 9, 2020, was 1,000, par value $0.01 per share.

INFOR, INC.

Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 (this Quarterly Report on Form 10-Q), contains forward-looking statements within the meaning of securities laws. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements; including those that are discussed under Risk Factors in documents we have filed with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended April 30, 2019, filed with the SEC on June 25, 2019 (our Annual Report on Form 10-K).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are actuals)

(unaudited)

	January 31, 2020	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$321.4	$356.4
Accounts receivable, net	465.7	516.8
Prepaid expenses	218.7	208.5
Income tax receivable	10.6	14.9
Other current assets	36.4	44.8

Total current assets	1,052.8	1,141.4
Property and equipment, net	162.7	172.1
Operating lease right-of-use assets	176.9	—
Intangible assets, net	429.4	565.0
Goodwill	4,572.2	4,582.4
Deferred tax assets	114.4	116.4
Other assets	141.7	175.4

Total assets	$6,650.1	$6,752.7

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$76.8	$122.6
Income tax payable	23.7	51.4
Accrued expenses	476.4	466.3
Deferred revenue	1,193.9	1,188.0
Current portion of long-term obligations	32.6	27.5
Operating lease liabilities	44.8	—

Total current liabilities	1,848.2	1,855.8
Long-term debt, net	5,125.7	5,154.2
Operating lease liabilities, noncurrent	163.6	—
Deferred tax liabilities	42.5	38.6
Other long-term liabilities	158.0	247.5

Total liabilities	7,338.0	7,296.1

Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at January 31, 2020 and April 30, 2019	—	—
Additional paid-in capital	1,572.1	1,677.8
Receivable from stockholders	(20.8)	(58.8)
Accumulated other comprehensive income (loss)	(283.1)	(271.9)
Accumulated deficit	(1,963.9)	(1,897.9)

Total Infor, Inc. stockholders’ deficit	(695.7)	(550.8)
Noncontrolling interests	7.8	7.4

Total stockholders’ deficit	(687.9)	(543.4)

Total liabilities and stockholders’ deficit	$6,650.1	$6,752.7

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues
SaaS subscriptions	$189.0	$164.1	$540.2	$480.8
Software license fees	67.9	73.4	180.4	208.7

Software subscriptions and license fees	256.9	237.5	720.6	689.5
Product updates and support fees	333.9	345.9	1,010.5	1,045.5

Software revenues	590.8	583.4	1,731.1	1,735.0
Consulting services and other fees	196.2	206.4	596.6	636.9

Total revenues	787.0	789.8	2,327.7	2,371.9

Operating expenses
Cost of SaaS subscriptions (1)	74.2	73.2	226.1	212.5
Cost of software license fees (1)	10.5	12.0	30.4	32.3
Cost of product updates and support fees (1)	55.9	57.7	167.5	171.6
Cost of consulting services and other fees (1)	163.2	173.8	506.8	519.0
Sales and marketing	119.3	121.7	368.2	369.8
Research and development	122.9	123.5	373.3	371.8
General and administrative	55.3	57.5	190.8	175.0
Amortization of intangible assets and depreciation	52.1	54.1	212.0	158.6
Restructuring costs	9.4	6.0	41.1	16.8
Acquisition-related and other costs	1.6	4.2	6.6	13.2

Total operating expenses	664.4	683.7	2,122.8	2,040.6

Income from operations	122.6	106.1	204.9	331.3

Other expense, net:
Interest expense, net	72.9	82.1	240.1	243.5
Other (income) expense, net	(6.1)	16.6	(17.0)	(88.3)

Total other expense, net	66.8	98.7	223.1	155.2

Income (loss) before income tax	55.8	7.4	(18.2)	176.1
Income tax provision	10.7	14.0	46.8	25.7

Net income (loss)	45.1	(6.6)	(65.0)	150.4
Net income attributable to noncontrolling interests	0.3	0.4	1.0	1.2

Net income (loss) attributable to Infor, Inc.	$44.8	$(7.0)	$(66.0)	$149.2

(1)	Excludes amortization of intangible assets and depreciation, which are separately stated below.

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net income (loss)	$45.1	$(6.6)	$(65.0)	$150.4

Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation, net of tax	1.4	24.2	(11.8)	(79.1)
Change in defined benefit plan funding status, net of tax	(0.2)	(0.3)	0.4	1.3

Total other comprehensive income (loss)	1.2	23.9	(11.4)	(77.8)

Comprehensive income (loss)	46.3	17.3	(76.4)	72.6

Noncontrolling interests comprehensive income (loss)	0.4	0.2	0.8	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$45.9	$17.1	$(77.2)	$72.5

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
					Accumulated		Total
	Infor, Inc.				Other		Infor, Inc.		Total
	Common Stock			Stockholders’	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balance, April 30, 2019	1,000	$—	$1,677.8	$(58.8)	$(271.9)	$(1,897.9)	$(550.8)	$7.4	$(543.4)
Equity-based compensation expense	—	—	2.5	—	—	—	2.5	—	2.5
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(26.4)	—	(26.4)	—	(26.4)
Defined benefit plan funding status, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Dividend paid/accrued	—	—	(7.4)	—	—	—	(7.4)	(0.4)	(7.8)
Tax sharing arrangement activity, net	—	—	—	7.4	—	—	7.4	—	7.4
Net income (loss)	—	—	—	—	—	7.3	7.3	0.3	7.6

Balance, July 31, 2019	1,000	—	1,672.9	(51.4)	(297.2)	(1,890.6)	(566.3)	7.3	(559.0)
Equity-based compensation expense	—	—	4.2	—	—	—	4.2	—	4.2
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	13.5	—	13.5	(0.3)	13.2
Defined benefit plan funding status, net of tax	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Dividend paid/accrued	—	—	(26.8)	—	—	—	(26.8)	—	(26.8)
Tax sharing arrangement activity, net	—	—	—	26.8	—	—	26.8	—	26.8
Net income (loss)	—	—	—	—	—	(118.1)	(118.1)	0.4	(117.7)

Balance, October 31, 2019	1,000	—	1,650.3	(24.6)	(284.2)	(2,008.7)	(667.2)	7.4	(659.8)
Equity-based compensation expense	—	—	3.1	—	—	—	3.1	—	3.1
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	1.3	—	1.3	0.1	1.4
Defined benefit plan funding status, net of tax	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Dividend paid/accrued	—	—	(81.3)	—	—	—	(81.3)	—	(81.3)
Tax sharing arrangement activity, net	—	—	—	3.8	—	—	3.8	—	3.8
Net income (loss)	—	—	—	—	—	44.8	44.8	0.3	45.1

Balance, January 31, 2020	1,000	$—	$1,572.1	$(20.8)	$(283.1)	$(1,963.9)	$(695.7)	$7.8	$(687.9)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share amounts which are actuals)

	Infor, Inc. Stockholders’ Deficit
					Accumulated		Total
	Infor, Inc.				Other		Infor, Inc.		Total
	Common Stock			Stockholders’	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	APIC	Receivable	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balance, April 30, 2018	1,000	$—	$1,255.0	$(58.5)	$(141.4)	$(2,073.7)	$(1,018.6)	$8.8	$(1,009.8)
Equity-based compensation expense	—	—	2.1	—	—	—	2.1	—	2.1
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(42.3)	—	(42.3)	(0.1)	(42.4)
Defined benefit plan funding status, net of tax	—	—	—	—	0.9	—	0.9	—	0.9
Cumulative effect of accounting changes	—	—	—	—	—	19.1	19.1	—	19.1
Net income (loss)	—	—	—	—	—	77.3	77.3	0.3	77.6

Balance, July 31, 2018	1,000	—	1,257.1	(58.5)	(182.8)	(1,977.3)	(961.5)	9.0	(952.5)
Equity-based compensation expense	—	—	2.3	—	—	—	2.3	—	2.3
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	(60.1)	—	(60.1)	(0.8)	(60.9)
Defined benefit plan funding status, net of tax	—	—	—	—	0.7	—	0.7	—	0.7
Dividend paid/accrued	—	—	(26.8)	—	—	—	(26.8)	(0.3)	(27.1)
Net income (loss)	—	—	—	—	—	78.9	78.9	0.5	79.4

Balance, October 31, 2018	1,000	—	1,232.6	(58.5)	(242.2)	(1,898.4)	(966.5)	8.4	(958.1)
Equity-based compensation expense	—	—	2.4	—	—	—	2.4	—	2.4
Unrealized gain (loss) on foreign currency translation, net of tax	—	—	—	—	24.4	—	24.4	(0.2)	24.2
Defined benefit plan funding status, net of tax	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Dividend paid/accrued	—	—	—	—	—	—	—	(0.7)	(0.7)
Net income (loss)	—	—	—	—	—	(7.0)	(7.0)	0.4	(6.6)

Balance, January 31, 2019	1,000	$—	$1,235.0	$(58.5)	$(218.1)	$(1,905.4)	$(947.0)	$7.9	$(939.1)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

INFOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(65.0)	$150.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212.0	158.6
Provision for doubtful accounts, billing adjustments and sales allowances	51.3	34.9
Deferred income taxes	4.3	(17.6)
Non-cash loss (gain) on foreign currency	(17.1)	(87.0)
Non-cash interest	30.3	17.4
Equity-based compensation expense	17.1	8.0
Other	6.2	0.6
Changes in operating assets and liabilities (net of effects of acquisitions):
Prepaid expenses and other assets	(11.9)	(51.2)
Accounts receivable, net	28.2	(35.7)
Income tax receivable/payable, net	(23.6)	3.0
Deferred revenue	(25.5)	1.6
Accounts payable, accrued expenses and other liabilities	(64.2)	(36.8)

Net cash provided by operating activities	142.1	146.2

Cash flows from investing activities
Business and asset acquisitions, net of cash acquired	—	(35.4)
Purchases of property, equipment and software	(67.8)	(55.7)

Net cash used in investing activities	(67.8)	(91.1)

Cash flows from financing activities
Dividends paid	(125.5)	(76.8)
Proceeds from repayment of stockholder loans	38.0	—
Payments on finance lease and other obligations	(4.0)	(1.8)
Payments on long-term debt	(19.2)	(38.4)
Deferred purchase price and contingent consideration	(1.5)	(2.0)
Other	(0.5)	(2.4)

Net cash used in financing activities	(112.7)	(121.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.0)	(9.3)

Net decrease in cash, cash equivalents and restricted cash	(40.4)	(75.6)
Cash, cash equivalents and restricted cash at the beginning of the period	370.9	429.7

Cash, cash equivalents and restricted cash at the end of the period	$330.5	$354.1

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

Management has concluded that these misstatements were not material to any of our previously issued financial statements. The revisions for the three and nine months ended January 31, 2019, are effected with the filing of this Form 10-Q for our third quarter of fiscal 2020. The revisions for the fiscal year ended April 30, 2019, will be effected in connection with the filing of our fiscal 2020 Form 10-K.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within our Condensed Consolidated Balance Sheets to amounts presented within our Condensed Consolidated Cash Flow Statements:

(in millions)	January 31, 2020	April 30, 2019
Current assets
Cash and cash equivalents	$321.4	$356.4
Restricted cash – Other current assets	0.5	0.9
Other assets
Restricted cash – Other assets	8.6	13.6

Total cash, cash equivalents and restricted cash	$330.5	$370.9

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign currency exchange rates on the transaction date and on the reporting date. We recognized a net foreign currency exchange gain of $6.0 million and a net foreign currency exchange loss of $17.7 million for the three months ended January 31, 2020 and 2019, respectively. In the first nine months of fiscal 2020 and 2019, we recognized net foreign currency exchange gains of $16.9 million and $86.8 million, respectively.

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

Adoption of New Accounting Pronouncements

On May 1, 2019, we adopted the FASB guidance related to accounting for leases under ASC 842, Leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, lessees recognize a right-of-use asset and a lease liability on their consolidated balance sheets. Leases continue to be classified as either operating or finance for income statement purposes, which affects the pattern of expense recognition in the consolidated statements of operations. We adopted the new standard using the modified retrospective transition method by recognizing the cumulative effect of initial application as an adjustment to our opening balance sheet. Accordingly, the comparative prior periods and disclosures presented in the financial statements have not been recasted and continue to be reported in accordance with previous guidance under ASC 840, Leases.

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

We believe that no other new accounting guidance was adopted during the first nine months of fiscal 2020 that would be relevant to the readers of our financial statements.

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

The following table summarizes our contract balances for the periods indicated:

(in millions)	January 31, 2020	April 30, 2019
Contract assets – Other current assets	$21.1	$26.5

Contract liabilities
Current deferred revenue	$1,193.9	$1,188.0
Noncurrent deferred revenue – Other liabilities	17.7	22.4

Total contract liabilities	$1,211.6	$1,210.4

The following table sets forth the components of deferred revenue for the periods indicated:

(in millions)	January 31, 2020	April 30, 2019
SaaS subscriptions	$401.8	$388.9
Software license fees	6.1	12.1

Software subscriptions and license fees	407.9	401.0
Product updates and support fees	733.4	740.7
Consulting services and other fees	76.9	76.7
Contract asset offset	(6.6)	(8.0)

Total deferred revenue	1,211.6	1,210.4
Less: current portion	1,193.9	1,188.0

Deferred revenue – noncurrent	$17.7	$22.4

The changes in our contract assets and contract liabilities from April 30, 2019 to January 31, 2020, were generally due to the normal timing differences that occur between our revenue recognition and the invoicing to our customers, which can vary significantly depending on the contractual payment terms. Within our fiscal year, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our peak renewal activity levels occur in December and May with revenues being recognized ratably over the applicable service periods. We had no significant impairments of contract assets during the first nine months of fiscal 2020.

We recognized revenues of $1,032.3 million during the nine months ended January 31, 2020, that were included in the deferred revenue balances at the beginning of the period, primarily related to product updates and support fees and SaaS subscriptions. The amount of revenue recognized during the nine months ended January 31, 2020, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Costs to Obtain or Fulfill a Contract – Deferred Costs

Commissions payable to our direct sales force and independent affiliates who resell our software products are considered incremental and recoverable costs of obtaining or fulfilling contracts with our customers. Sales commissions are recorded when a sale is completed or when our SaaS subscription is provisioned, which generally coincides with the timing of revenue recognition in most cases. Certain of these costs are capitalized and amortized ratably over the expected customer relationship period during which we expect to recover those costs. In estimating the expected customer relationship period, we evaluated both quantitative and qualitative factors including the nature of our product/service offerings, expected renewals, and the estimated economic life of the applicable software. The deferred costs are amortized over various periods; generally, five years for maintenance contracts, and three to six years for SaaS subscriptions. Amortization expense related to deferred commissions was $19.1 million and $14.9 million for the three months ended January 31, 2020 and 2019, respectively, and is included in cost of SaaS subscriptions, cost of product updates and support fees, and sales and marketing expenses in our Condensed Consolidated Statements of Operations. Amortization expense related to deferred commissions was $55.5 million and $42.9 million for the nine months ended January 31, 2020 and 2019, respectively. We periodically evaluate the expected customer relationship period and whether there have been any changes in our business or market conditions which would indicate that these amortization periods should be adjusted or if there may be potential impairment related to the deferred costs. We have not recorded any impairment loss in relation to these deferred costs.

The following table sets forth the components of deferred commissions for the periods indicated:

(in millions)	January 31, 2020	April 30, 2019
Current deferred commissions – Prepaid expenses	$64.7	$53.6
Noncurrent deferred commissions – Other assets	94.9	72.5

Deferred commissions	$159.6	$126.1

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, at the end of a reporting period. As of January 31, 2020, the aggregate amount of the transaction price allocated to our remaining performance obligations, or backlog, was approximately $3.2 billion. We expect to recognize 66% of the remaining performance obligations as revenue over the remainder of fiscal 2020 and 2021, with the remaining 34% recognized thereafter.

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

The following is a rollforward of our sales allowance reserve:

(in millions)
Balance, April 30, 2019	$20.2
Provision	29.6
Write-offs	(25.6)
Currency translation effect	0.2

Balance, January 31, 2020	$24.4

4. Acquisitions

Fiscal 2020

See Note 21, Subsequent Events – Acquisition – Intelligent InSites.

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

Bankruptcy-Remote Special Purpose Entity

Platform Settlement Services, LLC (PSS), a wholly-owned subsidiary of Infor, is a bankruptcy-remote special purpose entity. PSS was established for the purpose of facilitating the settlement of transactions between our Infor Nexus Platform customers and their supply chain providers. PSS acts as a collection and paying agent, receiving funds from customers and forwarding to appropriate credit parties. PSS is a custodian of the cash received from its customers and has no legal ownership rights to the funds held in such custodial accounts. Therefore, we do not report any cash in transit in the bank accounts of PSS at period end, nor any cash movements during a reporting period, in our Condensed Consolidated Financial Statements. The balance of cash in transit in custodial accounts held by PSS was $69.8 million and $74.9 million at January 31, 2020 and April 30, 2019, respectively.

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

During the first nine months of fiscal 2020, we paid $2.7 million of contingent consideration under these contingent consideration arrangements. In addition, during the second quarter of fiscal 2020 we reduced the contingent consideration liability related to one of our asset acquisitions by $4.1 million, with a corresponding reduction to the carrying value of the acquired intangible asset. See Note 9, Intangible Assets, Net – Impairment of Assets. The potential undiscounted amount of future payments that we may be required to make related to these arrangements is between $0.0 and $49.5 million. As of January 31, 2020 and April 30, 2019, we had recorded liabilities for the estimated fair value of these contingent consideration arrangements totaling approximately $3.8 million and $10.6 million, respectively. See Note 6, Fair Value.

5. Goodwill

The change in the carrying amount of our goodwill by reportable segment for the period indicated was as follows:

(in millions)	License	Maintenance	Consulting	Total
Balance, April 30, 2019	$1,462.8	$2,780.3	$339.3	$4,582.4
Currency translation effect	(2.2)	(7.3)	(0.7)	(10.2)

Balance, January 31, 2020	$1,460.6	$2,773.0	$338.6	$4,572.2

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

We conducted our most recent annual impairment assessment in the second quarter of fiscal 2020, as of September 30, 2019. This assessment did not indicate impairment for any of our reporting units. We believe there was no impairment of our goodwill and no indication of potential impairment existed as of January 31, 2020. We have no accumulated impairment charges related to our goodwill.

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

We measure certain of our financial assets and liabilities at fair value. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of January 31, 2020 and April 30, 2019:

	January 31, 2020
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$47.0	$—	$—	$47.0

Total	$47.0	$—	$—	$47.0

Liabilities
Contingent consideration	$—	$—	$3.8	$3.8
Derivative instruments	—	—	21.2	21.2

Total	$—	$—	$25.0	$25.0

	April 30, 2019
	Fair Value Measurements Using Inputs Considered as
(in millions)	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$46.0	$—	$—	$46.0

Total	$46.0	$—	$—	$46.0

Liabilities
Contingent consideration	$—	$—	$10.6	$10.6
Derivative instruments	—	—	4.0	4.0

Total	$—	$—	$14.6	$14.6

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

	Fair Value Measurements Using Significant Unobservable Inputs
	Level 3
(in millions)	Contingent Consideration	Derivative Instruments	Total
Balance, April 30, 2019	$10.6	$4.0	$14.6
Contingent consideration	(4.1)	—	(4.1)
Settlements	(2.7)	—	(2.7)
Total (gain) loss recorded in earnings	—	17.2	17.2

Balance, January 31, 2020	$3.8	$21.2	$25.0

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. During the first nine months of fiscal 2020 we recorded impairment charges related to certain of our long-lived assets totaling $48.0 million. See Note 9, Intangible Assets, Net – Impairment of Assets. During fiscal 2019, we did not record any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, we have elected not to apply the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of January 31, 2020 and April 30, 2019, our material financial assets and liabilities not carried at fair value included our cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

Fair Value of Long-Term Debt

To estimate fair value of our long-term debt for disclosure purposes, we used recent market transactions and related market quotes of the bid and ask pricing of our long-term debt (Level 2 on the fair value hierarchy). As of January 31, 2020 and April 30, 2019, the total carrying value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively, and the estimated fair value of our long-term debt was approximately $5.2 billion and $5.2 billion, respectively.

7. Leases

We have entered into operating leases for the rental of office space and certain office and IT equipment. We have also entered into finance lease commitments for vehicles and certain other office and IT equipment.

The following table summarizes lease related balances within our Condensed Consolidated Balance Sheets for the period indicated:

(in millions)	Balance Sheet Classification	January 31, 2020
Assets
Operating leases	Operating lease right-of-use assets	$176.9
Finance leases	Property and equipment, net	13.3

Total leased assets		$190.2

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$44.8
Finance lease liabilities	Accrued expenses	3.6
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	163.6
Finance lease liabilities	Other long-term liabilities	4.6

Total lease liabilities		$216.6

Prior to our adoption of ASC 842 on May 1, 2019, we did not recognize ROU assets and lease liabilities for operating leases on our Consolidated Balance Sheets, and we have not provided a comparable presentation in our Consolidated Balance Sheets for periods prior to adoption as allowed under the modified retrospective transition method.

The following table sets forth the components of our lease expense for the period indicated:

(in millions)	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
Operating lease cost (1)	$13.6	$41.2

Finance lease cost
Amortization of right-of-use assets	1.0	4.9
Interest on finance lease liabilities	0.1	0.3

Finance lease cost	1.1	5.2

Total lease cost	$14.7	$46.4

(1)	Includes an immaterial amount of short-term lease costs, variable lease costs, and sublease income.

The following table reconciles the undiscounted remaining lease payments under our operating and finance leases to the lease liabilities recorded on our Condensed Consolidated Balance Sheet as of January 31, 2020:

	Operating Leases	Finance Leases	Total
(in millions)
Fiscal 2020 (remaining 3 months)	$14.9	$1.1	$16.0
Fiscal 2021	53.5	3.5	57.0
Fiscal 2022	49.1	2.7	51.8
Fiscal 2023	38.6	1.1	39.7
Fiscal 2024	34.2	0.2	34.4
Thereafter	50.9	—	50.9

Total future minimum lease payments	241.2	8.6	249.8
Less: amounts representing interest	(32.8)	(0.4)	(33.2)

Present value of lease liabilities	208.4	8.2	216.6
Less: current portion	(44.8)	(3.6)	(48.4)

Noncurrent lease liabilities	$163.6	$4.6	$168.2

As of January 31, 2020, we have operating leases that have been signed but have not yet commenced with minimum lease payments of approximately $22.7 million and lease terms of approximately five years. These leases relate to office space in our APAC and EMEA regions. The majority are expected to commence in the fourth quarter of fiscal 2020 with the remainder expected to commence in the first quarter of fiscal 2021. Accordingly, we have not recorded these leases on our Condensed Consolidated Balance Sheet as of January 31, 2020.

As previously disclosed in our Annual Report on Form 10-K, as of April 30, 2019, the future minimum lease payments related to our lease agreements under Topic 840, the predecessor of Topic 842, were as follows:

	Operating Leases	Capital Leases
(in millions)
Fiscal 2020	$56.9	$2.7
Fiscal 2021	49.8	1.6
Fiscal 2022	44.9	1.0
Fiscal 2023	32.9	0.3
Fiscal 2024	27.9	—
Thereafter	41.9	—

Total future minimum lease payments	$254.3	5.6

Less: amounts representing interest		(0.3)

Present value of lease liabilities		$5.3

The following tables summarize supplemental cash flow and other information related to our leases as of and for the periods indicated:

Supplemental Cash Flow Information

(in millions)	Nine Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$36.2
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	3.5
Right-of-use assets obtained in exchange for new lease obligations
Operating leases	18.0
Finance leases	5.1

Other Information

January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	2.6
Weighted-average discount rates
Operating leases	6.05%
Finance leases	4.18%

For periods ended before May 1, 2019, the effective date of our adoption of ASC 842, we accounted for leases under ASC 840. Disclosures under ASC 840 for the applicable prior periods are as follows:

For the three and nine months ended January 31, 2019, total rent expense for operating leases was $14.8 million and $44.9 million, respectively, and is included in cost of revenue and operating expense lines in our Condensed Consolidated Statements of Operations. As of April 30, 2019, we had total deferred rent liabilities relating to operating leases of $25.1 million. The current and noncurrent portions of our deferred rent liabilities were included in accrued expenses and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets.

We had recorded assets under capital leases of $14.7 million as of April 30, 2019, which are included in property and equipment on our Condensed Consolidated Balance Sheets. These assets were recorded net of accumulated amortization of $7.1 million. Amortization expense for assets under capital leases was $0.9 million and $1.7 million for the three and nine months ended January 31, 2019, respectively. We had recorded capital lease liabilities of $5.3 million as of April 30, 2019. The current portion of our capital lease obligations was included in accrued expenses, and the long-term portion of capital lease obligations was included in other long-term liabilities on our Condensed Consolidated Balance Sheets.

8. Accounts Receivable, Net

Accounts receivable, net is comprised of the following for the periods indicated:

(in millions)	January 31, 2020	April 30, 2019
Accounts receivable	$454.5	$491.4
Unbilled accounts receivable	44.3	49.8
Less: allowance for doubtful accounts	(33.1)	(24.4)

Accounts receivable, net	$465.7	$516.8

The accounts receivable and unbilled accounts receivable balances as of January 31, 2020 and April 30, 2019, are comprised of amounts for which we have an unconditional right to collect.

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

The following is a rollforward of our allowance for doubtful accounts for the periods indicated:

(in millions)
Balance, April 30, 2019	$24.4
Provision	21.7
Write-offs and recoveries	(13.0)

Balance, January 31, 2020	$33.1

9. Intangible Assets, Net

Our intangible assets, net consist of the following for the periods indicated:

	January 31, 2020			April 30, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net (1)	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Useful Lives (in years)
Customer contracts and relationships	$2,028.4	$1,668.3	$360.1	$2,032.1	$1,580.0	$452.1	2 - 15
Acquired and developed technology	1,190.6	1,122.9	67.7	1,191.9	1,081.0	110.9	1 - 11
Tradenames	139.2	137.6	1.6	139.4	137.4	2.0	1 - 20
Acquired favorable leases	—	—	—	2.2	2.2	—	2

Total	$3,358.2	$2,928.8	$429.4	$3,365.6	$2,800.6	$565.0

(1)

Net intangible assets decreased from April 30, 2019 to January 31, 2020 by approximately $1.1 million due to cumulative foreign currency translation adjustments, reflecting changes in the exchange rates of the currencies of the applicable underlying entities.

The following table presents amortization expense recognized in our Condensed Consolidated Statements of Operations, by asset type, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
Customer contracts and relationships	$22.9	$24.8	$91.5	$74.3
Acquired and developed technology	7.5	10.2	43.0	31.0
Tradenames	0.1	0.2	0.3	1.6
Acquired favorable leases	—	0.8	—	1.0

Total	$30.5	$36.0	$134.8	$107.9

The estimated future annual amortization expense related to these intangible assets as of January 31, 2020, was as follows:

(in millions)
Fiscal 2020 (remaining 3 months)	$30.1
Fiscal 2021	115.3
Fiscal 2022	70.6
Fiscal 2023	53.2
Fiscal 2024	47.2
Fiscal 2025	40.4
Thereafter	72.6

Total	$429.4

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

These impairment charges were recorded as a component of amortization of intangible assets and depreciation in our Condensed Consolidated Statements of Operations. We did not recognize any impairment charges related to our intangible assets or capitalized software assets during the third quarter of fiscal 2020 or the first nine months of fiscal 2019.

In conjunction with this analysis, in the second quarter of fiscal 2020 , we reduced the contingent consideration liability related to the applicable asset acquisition by $4.1 million, with a corresponding write-down in the carrying value of the acquired intangible asset. See Note 4, Acquisitions – Contingent Consideration.

The above adjustments reduced the carrying value of the related intangible assets, which is included in intangible assets, net, on our Condensed Consolidated Balance Sheets, to $2.7 million as of October 31, 2019. The carrying value of the related capitalized software assets, which is included in property and equipment, net, on our Condensed Consolidated Balance Sheets, was reduced to $0.5 million as of October 31, 2019.

10. Accrued Expenses

Accrued expenses consisted of the following for the periods indicated:

(in millions)	January 31, 2020	April 30, 2019
Compensation and employee benefits	$172.9	$185.0
Taxes other than income	34.6	30.8
Royalties and partner commissions	36.2	37.8
Litigation	57.5	5.3
Professional fees	16.4	12.0
Subcontractor expense	5.8	7.5
Interest	40.4	63.5
Restructuring	14.5	15.8
Asset retirement obligations	1.3	1.0
Deferred rent	—	4.3
Deferred acquisition payments	0.5	2.7
Other	96.3	100.6

Accrued expenses	$476.4	$466.3

Included above in other accrued expenses as of January 31, 2020, was approximately $35.0 million pertaining to dividends accrued related to our funding of our affiliate company’s payment of preferred dividends and an affiliate of the parent company of Infor’s equity distributions to members of our executive management team under certain of their equity awards.

Included above in other accrued expenses as of April 30, 2019, was approximately $45.0 million pertaining to dividends accrued related to our funding of interest on our affiliate company’s debt and the redemption of such debt (see Note 13, Debt—Affiliate Company Borrowings). These dividends were settled in the first quarter of fiscal 2020. See Note 19, Related Party Transactions – Dividends Paid to Affiliates.

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

The following table presents the equity-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
Cost of SaaS subscriptions	$0.1	$0.1	$0.3	$0.2
Cost of product updates and support fees	—	—	0.1	0.1
Cost of consulting services and other fees	0.6	—	1.3	0.4
Sales and marketing	3.5	0.3	6.7	2.4
Research and development	1.7	0.2	3.6	1.4
General and administrative	1.8	1.1	5.1	3.5

Total	$7.7	$1.7	$17.1	$8.0

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

Fiscal 2020 Restructuring Charges

During the first nine months of fiscal 2020, we incurred restructuring costs of $32.9 million related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space primarily in our Americas region. In the nine months ended January 31, 2020, total severance costs and facilities charges recorded were $30.8 million and $2.1 million, respectively. This includes amounts we recorded in the second quarter of fiscal 2020 in conjunction with a shift in our strategic focus as we refined our go-to-market strategy for some of our product offerings during that period. During the first nine months of fiscal 2020, we made cash payments of approximately $18.8 million related to these actions. We expect to complete the majority of these actions by the fourth quarter of fiscal 2020 with the remainder by the second quarter of fiscal 2021.

Fiscal 2019 Restructuring Charges

During fiscal 2019, we incurred restructuring costs related to employee severance costs for personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions and facilities charges related to exiting or consolidating space in facilities primarily in the Americas region. We recorded restructuring cost reversals of $1.1 million and we made cash payments of $10.3 million during the first nine months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Fiscal 2019 Acquisition-Related Charges

During fiscal 2019, we incurred acquisition-related restructuring costs related to the operations of our fiscal 2019 acquisitions. These restructuring charges included employee severance costs related to redundant positions. We made cash payments of $0.1 million during the first nine months of fiscal 2020 related to these actions. Actions related to these restructuring activities have been completed.

Previous Restructuring and Acquisition-Related Charges

Prior to fiscal 2019, we had completed certain restructuring activities related to our ongoing operations as well as a series of acquisition-related restructuring actions. In the first nine months of fiscal 2020, we made cash payments of $0.2 million. The remaining accruals associated with these prior restructuring charges relate primarily to non-lease component charges from restructured office space associated with the closure of redundant offices acquired in prior business combinations, as well as contractual payment obligations of severed employees. Actions related to these restructuring activities have been completed.

The following table sets forth the reserve activity related to our restructuring plans for the nine-month period ended January 31, 2020. The adjustments to costs in the tables below consist of adjustments to the accrual that were accounted for as adjustments to current period earnings (Expense) or adjustments to the accrual that were related to the impact of fluctuations in foreign currency exchange rates (Foreign Currency Effect):

			Adjustment to Costs						Total
(in millions)	Balance April 30, 2019	Initial Costs	Expense	ASC 842 Reclasses (1)	Foreign Currency Effect	Cash Payments	Balance January 31, 2020	Total Costs Recognized to Date	Expected Program Costs
Fiscal 2020 restructuring
Severance	$—	$30.8	$—	$—	$—	$(18.6)	$12.2	$30.8	$30.8
Facilities and other	—	2.1	—	—	—	(0.2)	1.9	2.1	2.1

Total fiscal 2020 restructuring	—	32.9	—	—	—	(18.8)	14.1	32.9	32.9

Fiscal 2019 restructuring
Severance	12.4	—	(1.5)	—	(0.1)	(9.9)	0.9	24.0	24.0
Facilities and other	2.1	—	0.4	(1.3)	—	(0.4)	0.8	2.7	2.7

Total fiscal 2019 restructuring	14.5	—	(1.1)	(1.3)	(0.1)	(10.3)	1.7	26.7	26.7

Fiscal 2019 acquisition-related
Severance	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Total fiscal 2019 acquisition-related	0.1	—	—	—	—	(0.1)	—	0.3	0.3

Previous restructuring
Severance	0.4	—	(0.1)	—	—	—	0.3	17.3	17.3
Facilities and other	2.2	—	0.1	(1.9)	—	(0.1)	0.3	9.5	9.5

Total previous restructuring	2.6	—	—	(1.9)	—	(0.1)	0.6	26.8	26.8

Previous acquisition-related
Facilities and other	5.8	—	—	(5.0)	(0.1)	(0.1)	0.6	10.4	10.4

Total previous acquisition-related	5.8	—	—	(5.0)	(0.1)	(0.1)	0.6	10.4	10.4

Total restructuring	$23.0	$32.9	$(1.1)	$(8.2)	$(0.2)	$(29.4)	$17.0	$97.1	$97.1

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
License	$2.2	$2.4	$11.2	$4.5
Maintenance	0.4	0.2	1.4	0.8
Consulting	1.9	2.2	8.4	5.3
General and administrative and other functions	0.3	1.2	10.8	6.2

Total restructuring costs	$4.8	$6.0	$31.8	$16.8

In addition to these restructuring charges, we recorded the impairment of certain operating lease ROU assets of $9.3 million in the first nine months of fiscal 2020 in restructuring costs on our Condensed Consolidated Statements of Operations.

13. Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2020			April 30, 2019
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,088.0	$2,060.8	4.69%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,089.0	1,086.0	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,625.5	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	388.2	386.0	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(36.9)	—		(49.7)	—

Total long-term debt	5,158.3	5,158.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt – noncurrent	$5,125.7	$5,125.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

The weighted average contractual interest rate at January 31, 2020 and April 30, 2019 was 5.04% and 5.25%, respectively. The effective interest rate of each of our debt obligations is not materially different from the contractual interest rate.

The following table summarizes our future repayment obligations related to the principal balances for our debt obligations as of January 31, 2020:

Fiscal 2020 (remaining 3 months)	$8.1
Fiscal 2021	32.6
Fiscal 2022	3,136.3
Fiscal 2023	2,018.2

Total	$5,195.2

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.9 million of letters of credit have reduced the amount available under the Revolver to $111.1 million as of January 31, 2020. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,177.0 million as of January 31, 2020, including the Tranche B-6 Term Loan of $2,088.0 million and the Euro Tranche B-2 Term Loan of €982.0 million ($1,089.0 million).

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

Deferred Financing Fees, Debt Discounts and Premiums

As of January 31, 2020 and April 30, 2019, deferred financing fees, net of amortization, related to our Term Loans and Senior Notes of $31.0 million and $41.3 million, respectively, were reflected on our Condensed Consolidated Balance Sheets as a direct reduction in the carrying amount of our long-term debt. These deferred financing fees are being amortized over the applicable life of the Term Loans and the Senior Notes under the effective interest method. In addition, we had deferred financing fees, net of amortization, related to the Revolver of $0.7 million and $0.9 million as of January 31, 2020 and April 30, 2019, respectively, which were reflected on our Condensed Consolidated Balance Sheets in other assets. These deferred financing fees are being amortized straight-line over the life of the Revolver.

In addition, we have recorded debt discounts, net of premiums and accumulated amortization, of $5.9 million and $8.4 million as of January 31, 2020 and April 30, 2019, respectively, as a direct reduction of the carrying amount of our long-term debt.

Interest Expense, Net

The following table sets forth the components of interest expense, net recognized in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
Interest expense on credit facilities	$66.7	$76.6	$203.7	$227.1
Amortization of deferred financing fees and debt discounts	4.9	5.8	14.6	17.4
Interest on interest rate swaps	1.4	—	22.7	—
Other interest expense	0.5	0.3	1.4	1.0
Interest income	(0.1)	(0.2)	(0.8)	(0.6)
Amortization of debt premiums	(0.5)	(0.4)	(1.5)	(1.4)

Interest expense, net	$72.9	$82.1	$240.1	$243.5

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

Our income tax provision and overall effective tax rates were as follows for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions, except percentages)	2020	2019	2020	2019
Income tax provision	$10.7	$14.0	$46.8	$25.7
Effective income tax rate	19.2%	189.2%	(257.1)%	14.6%

Our provision for income taxes differs from the tax computed at the U.S. federal statutory rate primarily due to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, and foreign earnings taxed at different income tax rates than in the U.S.

The change in our effective tax rate for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 was primarily driven by an increase in the amount of our base erosion and anti-avoidance tax (BEAT) and state tax current liabilities, a decrease in tax expense as a result of foreign tax law changes, a decrease in the amount of valuation allowances released for our foreign operations driven primarily by the fiscal 2019 release of a valuation allowance related to our UK operations, and a decrease in the amount of discrete valuation allowance released for our U.S. operations as a result of the valuation allowance release during the third quarter of fiscal 2019 related to Internal Revenue Code Section 163j.

The change in our effective tax rate for the first nine months of fiscal 2020 compared to the corresponding period of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, a decrease in tax expense as a result of foreign tax law changes, a decrease in the amount of valuation allowances released for our foreign operations driven primarily by the fiscal 2019 release of a valuation allowance related to our UK operations, and a decrease in the amount of discrete valuation allowance released for our U.S. operations as a result of the valuation allowance release during the third quarter of fiscal 2019 related to Internal Revenue Code Section 163j.

In the third quarter of fiscal 2020, the U.S. Department of Treasury issued final and proposed regulations related to the BEAT. We have evaluated these regulations and have determined that the only material impact to the Company is a retroactive rate change for fiscal 2019 taxpayers, which provided the Company a $3.0 million benefit that was booked in the quarter of enactment.

During the upcoming twelve months ending January 31, 2021, we expect a net addition of approximately $2.6 million of unrecognized tax benefits.

Our deferred tax assets were $114.4 million and $116.4 million as of January 31, 2020 and April 30, 2019, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

As of January 31, 2020, we continue to consider available cash balances that existed at the end of fiscal 2019 related to undistributed earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested with certain limited exceptions. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would adjust the income tax provision in the period such determination is made.

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

Total accumulated other comprehensive income (loss) and its components were as follows for the periods indicated:

(in millions)	Foreign Currency Translation Adjustment	Funded Status of Defined Benefit Pension Plans (1)	Accumulated Other Comprehensive Income (Loss)
Balance, April 30, 2019	$(251.8)	$(20.1)	$(271.9)

Other comprehensive income (loss)	(11.8)	0.4	(11.4)
Less: other comprehensive (income) loss attributable to noncontrolling interests	0.2	—	0.2

Other comprehensive income (loss) attributable to Infor, Inc.	(11.6)	0.4	(11.2)

Balance, January 31, 2020	$(263.4)	$(19.7)	$(283.1)

(1)	Funded status of defined benefit pension plans is presented net of tax benefit of $4.4 million and $4.4 million as of January 31, 2020 and April 30, 2019, respectively.

The components of other comprehensive income (loss), including amounts reclassified out of accumulated other comprehensive income (loss), were as follows for the periods indicated:

(in millions) Three Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2020
Foreign currency translation adjustment	$1.4	$—	$1.4
Change in funded status of defined benefit plans	(0.2)	—	(0.2)

Other comprehensive income (loss)	$1.2	$—	$1.2

January 31, 2019
Foreign currency translation adjustment	$24.2	$—	$24.2
Change in funded status of defined benefit plans	(0.3)	—	(0.3)

Other comprehensive income (loss)	$23.9	$—	$23.9

(in millions) Nine Months Ended	Before-Tax	Income Tax (Expense) Benefit	Net-of-Tax
January 31, 2020
Foreign currency translation adjustment	$(11.8)	$—	$(11.8)
Change in funded status of defined benefit plans	0.4	—	0.4

Other comprehensive income (loss)	$(11.4)	$—	$(11.4)

January 31, 2019
Foreign currency translation adjustment	$(79.1)	$—	$(79.1)
Change in funded status of defined benefit plans	1.3	—	1.3

Other comprehensive income (loss)	$(77.8)	$—	$(77.8)

16. Commitments and Contingencies

Litigation

From time to time, we are subject to litigation in the normal course of business. In accordance with applicable FASB guidance, we accrue for litigation exposure when a loss is probable and estimable, and we provide disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of January 31, 2020 and April 30, 2019, we had accrued $57.5 million and $47.4 million, respectively, related to current litigation matters, which are included in accrued expenses on our Condensed Consolidated Balance Sheets. We expense all legal costs to resolve regulatory, legal, tax or other matters in the period incurred and include such costs in general and administrative expenses in our Condensed Consolidated Statements of Operations.

Felleskjøpet Agri SA (FKA) initiated legal proceedings against Infor (Steinhausen) II GmbH (Infor Steinhausen), a wholly-owned subsidiary of the Company, in Norway claiming damages of up to $53.1 million (NOK 420.0 million) related to the suspension and delay of an ERP implementation project. Infor Steinhausen denied FKA’s claims and asserted counterclaims. A trial was conducted in November-December 2017. On February 9, 2018, the court rendered its judgment finding Infor responsible for breach of contract and gross negligence, denying Infor’s counterclaims and awarding FKA certain damages plus applicable interest and legal costs. In addition, on February 23, 2018, FKA filed a motion seeking to amend the judgment to increase the damages awarded by $5.3 million (approximately NOK 42.0 million). On March 19, 2018, the trial court denied FKA’s motion to amend the judgment. We recorded litigation costs of $42.9 million (approximately NOK 338.0 million) in fiscal 2018 in relation to these actions. As of January 31, 2020, we had $40.5 million accrued related to these actions. Infor disputes the judgment and has filed an appeal where we will vigorously contest the lower court’s findings through a re-presentation of all witness testimony and evidence in a de novo proceeding before the appeals court. Infor secured a wide-ranging disclosure order for the production of certain documents and information against FKA, which FKA appealed to the Supreme Court. On May 27, 2019, the Supreme Court issued its ruling setting aside the Appeals Court’s document production order and remanded the matter to the Appeal Court to reconsider its prior document ruling with direction provided by the Supreme Court’s ruling. On January 6, 2020, the Appeals Court issued a new document production order and FKA is producing documents in response thereto. The main hearing before the Court of Appeals previously scheduled to occur in March-April 2019 has been rescheduled to commence on May 5, 2020. We continue to believe we have meritorious defenses to FKA’s claims, however, given the inherent unpredictability of litigation, we cannot at this time estimate the final outcome of the appeal of this lawsuit.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we believe that, based on information presently available, the resolution of any such legal matters existing as of January 31, 2020, will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We typically grant our customers a warranty that guarantees that our product will substantially conform to Infor’s current specifications for 90 days from the delivery date. We also indemnify our customers from third-party claims of intellectual property infringement relating to the use of our products. Infor’s standard software license agreements contain liability clauses that are limited in amount. We account for these clauses under ASC 460, Guarantees. We do not have a history of incurring costs to settle claims or paying awards under these indemnification obligations. Accordingly, we have not recorded any liabilities related to these agreements as of January 31, 2020 and April 30, 2019.

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

The following table presents the fair values of the derivative financial instruments included on our Condensed Consolidated Balance Sheets at the dates indicated:

				Fair Value at
(in millions, except percentages)	Notional Amount	Derivative Base	Balance Sheet Classification	January 31, 2020	April 30, 2019
Derivatives not designated as hedging instruments:
Callable interest rate swap	$600.0	2.7440%	Accrued expenses	$6.6	$1.0
			Other long-term liabilities	1.9	0.6
Callable interest rate swap	450.0	2.7375%	Accrued expenses	4.9	0.7
			Other long-term liabilities	1.4	0.4
Callable interest rate swap	300.0	2.7440%	Accrued expenses	3.2	0.5
			Other long-term liabilities	1.0	0.3
Callable interest rate swap	150.0	2.7600%	Accrued expenses	1.7	0.2
			Other long-term liabilities	0.5	0.3

Total	$1,500.0		Total liabilities	$21.2	$4.0

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

As of January 31, 2020, there were no amounts included in accumulated other comprehensive income (loss) related to our derivative instruments to be reclassified into earnings during the next twelve months.

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

The measure we use to assess our reportable segments’ operating performance is sales margin. Reportable segment sales margin includes segment revenues net of direct controllable costs. Segment costs represent those costs of resources dedicated to each segment, direct sales costs, an allocation of certain operating expenses, and excludes equity-based compensation. Segment costs exclude any allocation of depreciation and amortization related to our acquired intangible assets or restructuring costs.

We do not have any intercompany revenue recorded between reportable segments. The accounting policies for our reportable segments are the same as those used in our consolidated financial statements. We do not assess or report assets or capital expenditures by reportable segment. For disclosure of goodwill by reportable segment see Note 5, Goodwill.

The following table presents revenues and other financial information for our reportable segments for the periods indicated:

(in millions, except percentages)	Reportable Segment
Three Months Ended	License	Maintenance	Consulting	Total
January 31, 2020
Revenues	$256.9	$333.9	$196.2	$787.0
Cost of revenues	84.6	55.9	162.6	303.1
Direct sales and other costs	102.3	—	—	102.3

Sales margin	$70.0	$278.0	$33.6	$381.6

Sales margin %	27.2%	83.3%	17.1%	48.5%
January 31, 2019
Revenues	$237.5	$345.9	$206.4	$789.8
Cost of revenues	85.1	57.7	173.8	316.6
Direct sales and other costs	106.3	—	—	106.3

Sales margin	$46.1	$288.2	$32.6	$366.9

Sales margin %	19.4%	83.3%	15.8%	46.5%

(in millions, except percentages)	Reportable Segment
Nine Months Ended	License	Maintenance	Consulting	Total
January 31, 2020
Revenues	$720.6	$1,010.5	$596.6	$2,327.7
Cost of revenues	256.2	167.4	505.5	929.1
Direct sales and other costs	311.8	—	7.5	319.3

Sales margin	$152.6	$843.1	$83.6	$1,079.3

Sales margin %	21.2%	83.4%	14.0%	46.4%
January 31, 2019
Revenues	$689.5	$1,045.5	$636.9	$2,371.9
Cost of revenues	244.6	171.5	518.6	934.7
Direct sales and other costs	316.2	—	7.4	323.6

Sales margin	$128.7	$874.0	$110.9	$1,113.6

Sales margin %	18.7%	83.6%	17.4%	46.9%

The following table presents a reconciliation of our reportable segment sales margin to consolidated income before income tax for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
Reportable segment sales margin	$381.6	$366.9	$1,079.3	$1,113.6
Other unallocated costs and operating expenses (1)	197.5	200.7	621.3	606.9
Amortization of intangible assets and depreciation	52.1	54.1	212.0	158.6
Restructuring costs	9.4	6.0	41.1	16.8

Income (loss) from operations	122.6	106.1	204.9	331.3
Total other expense, net	66.8	98.7	223.1	155.2

Income (loss) before income tax	$55.8	$7.4	$(18.2)	$176.1

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

Geographic Information

The following table presents our revenues from contracts with customers disaggregated by revenue type, which we believe are the categories that best depict how economic factors affect the nature, amount, timing, and uncertainty of applicable revenue and cash flows and summarized by geographic region, based on the location at which each sale originates, for the periods indicated:

(in millions)	Geographic Region
Three Months Ended	Americas	EMEA	APAC	Total
January 31, 2020
SaaS subscriptions	$138.1	$29.8	$21.1	$189.0
Software license fees	37.5	23.4	7.0	67.9

Software subscriptions and license fees	175.6	53.2	28.1	256.9
Product updates and support fees	208.1	98.8	27.0	333.9

Software revenues	383.7	152.0	55.1	590.8
Consulting services and other fees	96.7	79.7	19.8	196.2

Total revenues	$480.4	$231.7	$74.9	$787.0

January 31, 2019
SaaS subscriptions	$116.1	$29.8	$18.2	$164.1
Software license fees	35.8	28.4	9.2	73.4

Software subscriptions and license fees	151.9	58.2	27.4	237.5
Product updates and support fees	218.9	99.5	27.5	345.9

Software revenues	370.8	157.7	54.9	583.4
Consulting services and other fees	100.9	87.9	17.6	206.4

Total revenues	$471.7	$245.6	$72.5	$789.8

(in millions)	Geographic Region
Nine Months Ended	Americas	EMEA	APAC	Total
January 31, 2020
SaaS subscriptions	$399.3	$79.9	$61.0	$540.2
Software license fees	95.9	65.1	19.4	180.4

Software subscriptions and license fees	495.2	145.0	80.4	720.6
Product updates and support fees	634.5	294.9	81.1	1,010.5

Software revenues	1,129.7	439.9	161.5	1,731.1
Consulting services and other fees	297.9	234.7	64.0	596.6

Total revenues	$1,427.6	$674.6	$225.5	$2,327.7

January 31, 2019
SaaS subscriptions	$342.0	$84.1	$54.7	$480.8
Software license fees	103.8	76.0	28.9	208.7

Software subscriptions and license fees	445.8	160.1	83.6	689.5
Product updates and support fees	660.8	302.0	82.7	1,045.5

Software revenues	1,106.6	462.1	166.3	1,735.0
Consulting services and other fees	324.0	258.7	54.2	636.9

Total revenues	$1,430.6	$720.8	$220.5	$2,371.9

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region:

	Geographic Region
(in millions)	Americas	EMEA	APAC	Total
January 31, 2020	$110.6	$25.1	$27.0	$162.7
April 30, 2019	$127.5	$25.5	$19.1	$172.1

The following table sets forth our revenues by country for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
United States	$438.1	$429.5	$1,305.3	$1,305.1
All other countries	348.9	360.3	1,022.4	1,066.8

Total revenues	$787.0	$789.8	$2,327.7	$2,371.9

Revenues attributable to the United States, our country of domicile, and foreign countries are based on the country in which our customers are located.

The following table sets forth long-lived tangible assets by country at the dates indicated:

(in millions)	January 31, 2020	April 30, 2019
United States	$109.7	$125.9
All other countries	53.0	46.2

Total long-lived tangible assets	$162.7	$172.1

Only those countries in which revenues or long-lived assets exceed 10% of our consolidated revenues or long-lived assets are reflected in the above tables. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in “all other countries.”

19. Related Party Transactions

Our largest investors are our sponsors, affiliates of Koch Equity Development LLC (KED), the investment and acquisition subsidiary of Koch Industries, Inc., Golden Gate Capital, and until December 2018, Summit Partners.

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

Subsequent to quarter end, on February 4, 2020, we announced that an affiliate of KED has entered into a definitive agreement to acquire the remaining equity stake in the Company held by Golden Gate Capital. See Note 21, Subsequent Events – KED Investment.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2020	2019	2020	2019
KED	$1.0	$1.0	$3.0	$3.0
Golden Gate Capital	1.0	0.9	3.1	2.5
Summit Partners	—	0.2	—	0.6

Total management fees and expenses	$2.0	$2.1	$6.1	$6.1

As of January 31, 2020, approximately $1.2 million and $1.4 million of the sponsor management fees remained unpaid related to KED and Golden Gate Capital, respectively.

In addition, under the advisory agreements the sponsors may be entitled to receive transaction fees in relation to certain consummated transactions including among others, acquisitions and financing transactions. We generally recognize these transaction fees in acquisition-related and other costs in our Condensed Consolidated Statement of Operations in the period when incurred.

Related Party Operating Activity

Revenues and Expenses

In the normal course of business, we may sell products and services to companies owned by our sponsors. Revenues from companies affiliated with Koch Industries and Golden Gate Capital, are recognized according to our revenue recognition policy. All of these agreements were entered into at our customary rates. Revenues from companies affiliated with Koch Industries were approximately $10.7 million and $32.3 million in the three and nine months ended January 31, 2020, respectively, and $7.8 million and $23.5 million in the comparable periods of fiscal 2019. Revenues from Golden Gate Capital-owned companies were approximately $0.7 million and $2.2 million in the three and nine months ended January 31, 2020, respectively, and $0.9 million and $2.5 million in the comparable periods of fiscal 2019.

In addition, we have made an insignificant amount of payments for products and services to Koch Industries affiliated companies and companies owned by Golden Gate Capital in the first nine months of fiscal 2020 and in the comparable period of fiscal 2019.

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

Due to/from Affiliates

Infor, through certain of our subsidiaries, had net receivables from our affiliates, HoldCo and GGC Software Parent, LLC, of $20.8 million and $58.8 million as of January 31, 2020, and April 30, 2019, respectively. These receivables arose primarily due to our payment of deferred financing fees and interest related to certain acquired debt of HoldCo and activity related to the Tax Allocation Agreement, discussed below. These receivables are included in receivable from stockholders in the equity section on our Condensed Consolidated Balance Sheets.

We have entered into a Tax Allocation Agreement with GGC Software Parent, LLC, and HoldCo. Infor is included in the GGC Software Parent, LLC consolidated federal income tax return and the Tax Allocation Agreement sets forth the obligation of Infor and our domestic subsidiaries with regard to preparing and filing tax returns and allocating tax payments under the consolidated reporting rules of the Internal Revenue Code and similar state and local tax laws governing combined or consolidated filings. The Tax Allocation Agreement provides that each domestic subsidiary that is a member of the consolidated, unitary or combined tax group will pay its share of the taxes of the group. In the first nine months of fiscal 2020, we estimated we owed $38.0 million under the Tax Allocation Agreement which was recorded as a dividend and reduction in our receivable from stockholders. We had no amounts payable under the Tax Allocation Agreement as of January 31, 2020.

Dividends Paid to Affiliates

Fiscal 2020

In the first nine months of fiscal 2020, we paid dividends to our affiliate companies totaling $125.5 million and $35.0 million were accrued as of January 31, 2020.

In the third quarter of fiscal 2020, we paid dividends to Infor Enterprise of $42.5 million primarily to fund equity distributions to members of our executive management team under certain of their equity awards. As of January 31, 2020, we had accrued dividend distributions of approximately $29.8 million to HoldCo related to HoldCo’s payment of preferred dividends, and $5.2 million to HoldCo and Infor Enterprise primarily to fund executive management equity award distributions. These dividends were paid in the fourth quarter of fiscal 2020.

In the first quarter of fiscal 2020, we paid dividends to HoldCo of $26.7 million related to the funding of semi-annual interest on our affiliate’s debt and $18.3 million related to the redemption of the HoldCo Notes. See Note 13, Debt—Affiliate Company Borrowings. These dividends were accrued as of April 30, 2019.

In addition, in the first nine months of fiscal 2020 we paid dividends to HoldCo for amounts due under our Tax Allocation Agreement, as discussed above, of $38.0 million.

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

The following tables set forth requisite financial information of Infor, Inc., Infor (US), Inc., the Guarantor Subsidiaries and Non-Guarantor Subsidiaries including our Condensed Consolidating Balance Sheets as of January 31, 2020 and April 30, 2019, our Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for our fiscal quarters and nine-month periods ended January 31, 2020 and 2019, and our Condensed Consolidating Statements of Cash Flows for the nine months ended January 31, 2020 and 2019.

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

The Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised for error (i) and (ii) identified above, resulting in impacts to net income (loss) and net income (loss) attributable to Infor, Inc. in the Parent column of $0.4 million and $1.2 million for the three and nine months ended January 31, 2019, respectively, and the Issuer column of $0.4 million and $1.2 million for the three and nine months ended January 31, 2019, respectively. The Consolidating Statements of Operations and Comprehensive Income (Loss) have been revised resulting in impacts to comprehensive income (loss) and comprehensive income (loss) attributable to Infor, Inc. in the Parent column of $23.7 million and $77.9 million for the three and nine months ended January 31, 2019, respectively, and in the Issuer column of $22.9 million and $78.4 million for the three and nine months ended January 31, 2019, respectively. The Consolidating Statements of Cash Flows have been revised resulting in impacts to cash flows provided by (used in) investing activities and financing activities for error (iii) identified above. The impact to cash flows provided by (used in) investing activities in the Parent column was $76.8 million for the nine months ended January 31, 2019. The impact to cash flows provided by (used in) investing activities in the Issuer column was $1.0 million for the nine months ended January 31, 2019. The impact to cash flows provided by (used in) investing activities in the Non-Guarantor Subsidiaries column was $6.6 million for the nine months ended January 31, 2019. The impact to cash flows provided by (used in) financing activities in the Parent column was $76.8 million for the nine months ended January 31, 2019. The impact to cash flows provided by (used in) financing activities in the Issuer column was $1.0 million for the nine months ended January 31, 2019. The impact to cash flows provided by (used in) financing activities in the Non-Guarantor Subsidiaries column was $6.6 million for the nine months ended January 31, 2019. The errors, which we have determined are not material to this disclosure, are eliminated upon consolidation and therefore have no impact on our Guarantor subsidiaries or consolidated financial statements.

During the first quarter of fiscal 2020, a misstatement was identified that caused an overstatement in the income tax provision presented within our Consolidated Statements of Operations for the three and nine months ended January 31, 2019 and the fiscal year ended April 30, 2019, and a corresponding overstatement in deferred tax liabilities presented within our Consolidated Balance Sheets as of January 31, 2019 and April 30, 2019. Correction of this misstatement resulted in a $14.7 million reduction in deferred tax liabilities and a $14.7 million decrease in accumulated deficit on our Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit as of April 30, 2019, and impacted, for the full amount of the misstatement, in each of the Parent, Issuer and Eliminations columns. In connection with this revision, we also corrected an immaterial misstatement of equity-based compensation expense of $1.5 million that impacted certain of our operating expense lines in our Consolidated Statements of Operations for the three and nine months ended January 31, 2019, and impacted the Non-Guarantor Subsidiaries column in each of the applicable periods. Correction of these misstatement also resulted in a net $14.1 million reduction in our income tax provision in our Consolidated Statements of Operations for the three and nine months ended January 31, 2019, with $14.5 million reflected in the Issuer column offset by $0.4 million in the Non-Guarantor Subsidiaries column for each of the applicable periods. See Note 1, Nature of Business and Basis of Presentation – Revision of Prior Period Financial Statements, for additional discussion of the nature of the identified misstatement related to these matters.

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

Condensed Consolidating Balance Sheets

	January 31, 2020
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$79.9	$—	$241.5	$—	$321.4
Accounts receivable, net	—	210.8	14.2	240.7	—	465.7
Prepaid expenses	—	161.2	4.1	53.4	—	218.7
Income tax receivable	—	4.8	1.7	4.1	—	10.6
Other current assets	—	11.6	0.5	24.3	—	36.4
Affiliate receivable	35.2	88.9	187.9	80.1	(392.1)	—

Total current assets	35.2	557.2	208.4	644.1	(392.1)	1,052.8
Property and equipment, net	—	109.7	—	53.0	—	162.7
Operating lease right-of-use assets	—	76.4	0.2	100.3	—	176.9
Intangible assets, net	—	369.1	—	60.3	—	429.4
Goodwill	—	2,974.7	62.6	1,534.9	—	4,572.2
Deferred tax assets	—	0.3	—	114.1	—	114.4
Other assets	—	85.0	3.5	53.2	—	141.7
Affiliate receivable	3.8	126.8	—	365.2	(495.8)	—
Investment in subsidiaries	—	2,082.7	—	—	(2,082.7)	—

Total assets	$39.0	$6,381.9	$274.7	$2,925.1	$(2,970.6)	$6,650.1

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$58.1	$—	$18.7	$—	$76.8
Income tax payable	—	—	—	23.7	—	23.7
Accrued expenses	35.0	214.7	1.7	225.0	—	476.4
Deferred revenue	—	715.4	33.8	444.7	—	1,193.9
Affiliate payable	29.5	265.5	2.3	94.8	(392.1)	—
Current portion of long-term obligations	—	32.6	—	—	—	32.6
Operating lease liabilities	—	23.0	0.1	21.7	—	44.8

Total current liabilities	64.5	1,309.3	37.9	828.6	(392.1)	1,848.2
Long-term debt	—	5,125.7	—	—	—	5,125.7
Operating lease liabilities, noncurrent	—	82.3	—	81.3	—	163.6
Deferred tax liabilities	—	33.7	—	8.8	—	42.5
Affiliate payable	62.0	404.0	—	29.8	(495.8)	—
Other long-term liabilities	—	35.1	0.9	122.0	—	158.0
Losses in excess of investment in subsidiaries	608.2	—	—	—	(608.2)	—

Total liabilities	734.7	6,990.1	38.8	1,070.5	(1,496.1)	7,338.0
Total Infor, Inc. stockholders’ equity (deficit)	(695.7)	(608.2)	235.9	1,846.8	(1,474.5)	(695.7)
Noncontrolling interests	—	—	—	7.8	—	7.8

Total stockholders’ equity (deficit)	(695.7)	(608.2)	235.9	1,854.6	(1,474.5)	(687.9)

Total liabilities and stockholders’ equity (deficit)	$39.0	$6,381.9	$274.7	$2,925.1	$(2,970.6)	$6,650.1

	April 30, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$105.3	$—	$251.1	$—	$356.4
Accounts receivable, net	—	254.9	12.6	249.3	—	516.8
Prepaid expenses	—	156.5	3.7	48.3	—	208.5
Income tax receivable	—	10.4	0.1	4.4	—	14.9
Other current assets	—	11.5	1.4	31.9	—	44.8
Affiliate receivable	45.0	143.2	163.9	167.3	(519.4)	—

Total current assets	45.0	681.8	181.7	752.3	(519.4)	1,141.4
Property and equipment, net	—	125.9	—	46.2	—	172.1
Intangible assets, net	—	472.7	0.1	92.2	—	565.0
Goodwill	—	2,974.6	62.6	1,545.2	—	4,582.4
Deferred tax assets	—	0.3	0.1	116.1	(0.1)	116.4
Other assets	—	121.0	3.4	51.0	—	175.4
Affiliate receivable	—	124.2	—	157.6	(281.8)	—
Investment in subsidiaries	—	1,937.8	—	—	(1,937.8)	—

Total assets	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$99.2	$—	$23.4	$—	$122.6
Income tax payable	—	0.3	—	51.1	—	51.4
Accrued expenses	45.0	230.6	1.9	188.8	—	466.3
Deferred revenue	—	747.6	28.1	412.3	—	1,188.0
Affiliate payable	29.4	374.5	1.1	114.4	(519.4)	—
Current portion of long-term obligations	—	27.5	—	—	—	27.5

Total current liabilities	74.4	1,479.7	31.1	790.0	(519.4)	1,855.8
Long-term debt	—	5,154.2	—	—	—	5,154.2
Deferred tax liabilities	—	29.7	—	9.0	(0.1)	38.6
Affiliate payable	58.2	157.6	—	66.0	(281.8)	—
Other long-term liabilities	—	80.3	0.5	166.7	—	247.5
Losses in excess of investment in subsidiaries	463.2	—	—	—	(463.2)	—

Total liabilities	595.8	6,901.5	31.6	1,031.7	(1,264.5)	7,296.1
Total Infor, Inc. stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,721.5	(1,474.6)	(550.8)
Noncontrolling interests	—	—	—	7.4	—	7.4

Total stockholders’ equity (deficit)	(550.8)	(463.2)	216.3	1,728.9	(1,474.6)	(543.4)

Total liabilities and stockholders’ equity (deficit)	$45.0	$6,438.3	$247.9	$2,760.6	$(2,739.1)	$6,752.7

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended January 31, 2020
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$145.6	$4.7	$38.7	$—	$189.0
Software license fees	—	31.6	1.1	35.2	—	67.9

Software subscriptions and license fees	—	177.2	5.8	73.9	—	256.9
Product updates and support fees	—	185.9	8.5	139.5	—	333.9

Software revenues	—	363.1	14.3	213.4	—	590.8
Consulting services and other fees	—	85.4	4.6	106.2	—	196.2

Total revenues	—	448.5	18.9	319.6	—	787.0

Operating expenses
Cost of SaaS subscriptions	—	60.9	0.6	12.7	—	74.2
Cost of software license fees	—	6.0	—	4.5	—	10.5
Cost of product updates and support fees	—	29.1	0.7	26.1	—	55.9
Cost of consulting services and other fees	—	78.3	3.1	81.8	—	163.2
Sales and marketing	—	67.1	3.7	48.5	—	119.3
Research and development	—	70.7	1.3	50.9	—	122.9
General and administrative	—	33.7	—	21.6	—	55.3
Amortization of intangible assets and depreciation	—	42.5	—	9.6	—	52.1
Restructuring costs	—	5.5	—	3.9	—	9.4
Acquisition-related and other costs	—	1.4	—	0.2	—	1.6
Affiliate (income) expense, net	—	11.6	2.6	(14.2)	—	—

Total operating expenses	—	406.8	12.0	245.6	—	664.4

Income from operations	—	41.7	6.9	74.0	—	122.6

Other expense, net:
Interest expense, net	—	72.8	—	0.1	—	72.9
Affiliate interest (income) expense, net	—	4.3	—	(4.3)	—	—
Other (income) expense, net	—	(7.5)	—	1.4	—	(6.1)

Total other expense, net	—	69.6	—	(2.8)	—	66.8

Income (loss) before income tax	—	(27.9)	6.9	76.8	—	55.8
Income tax provision (benefit)	—	(6.2)	(0.2)	17.1	—	10.7
Equity in (earnings) loss of subsidiaries	(44.8)	(66.5)	—	—	111.3	—

Net income (loss)	44.8	44.8	7.1	59.7	(111.3)	45.1
Net income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3

Net income (loss) attributable to Infor, Inc.	$44.8	$44.8	$7.1	$59.4	$(111.3)	$44.8

Comprehensive income (loss)	$45.9	$45.9	$7.1	$60.9	$(113.5)	$46.3
Noncontrolling interests comprehensive income (loss)	—	—	—	0.4	—	0.4

Comprehensive income (loss) attributable to Infor, Inc.	$45.9	$45.9	$7.1	$60.5	$(113.5)	$45.9

	Three Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$125.0	$3.4	$35.7	$—	$164.1
Software license fees	—	30.6	1.4	41.4	—	73.4

Software subscriptions and license fees	—	155.6	4.8	77.1	—	237.5
Product updates and support fees	—	197.9	7.9	140.1	—	345.9

Software revenues	—	353.5	12.7	217.2	—	583.4
Consulting services and other fees	—	85.4	7.1	113.9	—	206.4

Total revenues	—	438.9	19.8	331.1	—	789.8

Operating expenses
Cost of SaaS subscriptions	—	61.8	0.2	11.2	—	73.2
Cost of software license fees	—	6.3	0.1	5.6	—	12.0
Cost of product updates and support fees	—	30.8	0.8	26.1	—	57.7
Cost of consulting services and other fees	—	79.4	4.0	90.4	—	173.8
Sales and marketing	—	70.4	4.6	46.7	—	121.7
Research and development	—	72.7	1.4	49.4	—	123.5
General and administrative	—	33.6	—	23.9	—	57.5
Amortization of intangible assets and depreciation	—	42.1	0.1	11.9	—	54.1
Restructuring costs	—	1.9	0.2	3.9	—	6.0
Acquisition-related and other costs	—	1.9	—	2.3	—	4.2
Affiliate (income) expense, net	—	3.6	1.9	(5.5)	—	—

Total operating expenses	—	404.5	13.3	265.9	—	683.7

Income (loss) from operations	—	34.4	6.5	65.2	—	106.1

Other expense, net:
Interest expense, net	—	81.8	—	0.3	—	82.1
Affiliate interest (income) expense, net	—	1.8	—	(1.8)	—	—
Other (income) expense, net	—	19.3	—	(2.7)	—	16.6

Total other expense, net	—	102.9	—	(4.2)	—	98.7

Income (loss) before income tax	—	(68.5)	6.5	69.4	—	7.4
Income tax provision (benefit)	—	11.6	0.8	1.6	—	14.0
Equity in (earnings) loss of subsidiaries	7.0	(73.1)	—	—	66.1	—

Net income (loss)	(7.0)	(7.0)	5.7	67.8	(66.1)	(6.6)
Net income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4

Net income (loss) attributable to Infor, Inc.	$(7.0)	$(7.0)	$5.7	$67.4	$(66.1)	$(7.0)

Comprehensive income (loss)	$17.1	$17.1	$5.7	$90.9	$(113.5)	$17.3
Noncontrolling interests comprehensive income (loss)	—	—	—	0.2	—	0.2

Comprehensive income (loss) attributable to Infor, Inc.	$17.1	$17.1	$5.7	$90.7	$(113.5)	$17.1

	Nine Months Ended January 31, 2020
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$425.4	$13.9	$100.9	$—	$540.2
Software license fees	—	81.3	5.5	93.6	—	180.4

Software subscriptions and license fees	—	506.7	19.4	194.5	—	720.6
Product updates and support fees	—	568.5	25.4	416.6	—	1,010.5

Software revenues	—	1,075.2	44.8	611.1	—	1,731.1
Consulting services and other fees	—	262.6	15.7	318.3	—	596.6

Total revenues	—	1,337.8	60.5	929.4	—	2,327.7

Operating expenses
Cost of SaaS subscriptions	—	186.6	1.8	37.7	—	226.1
Cost of software license fees	—	16.3	0.8	13.3	—	30.4
Cost of product updates and support fees	—	89.3	2.2	76.0	—	167.5
Cost of consulting services and other fees	—	241.6	10.2	255.0	—	506.8
Sales and marketing	—	214.1	13.4	140.7	—	368.2
Research and development	—	221.2	4.0	148.1	—	373.3
General and administrative	—	126.0	0.1	64.7	—	190.8
Amortization of intangible assets and depreciation	—	171.7	0.1	40.2	—	212.0
Restructuring costs	—	23.2	0.6	17.3	—	41.1
Acquisition-related and other costs	—	5.7	—	0.9	—	6.6
Affiliate (income) expense, net	—	22.4	9.0	(31.4)	—	—

Total operating expenses	—	1,318.1	42.2	762.5	—	2,122.8

Income from operations	—	19.7	18.3	166.9	—	204.9

Other expense, net:
Interest expense, net	—	239.9	—	0.2	—	240.1
Affiliate interest (income) expense, net	—	7.1	—	(7.1)	—	—
Other (income) expense, net	—	(17.1)	—	0.1	—	(17.0)

Total other expense, net	—	229.9	—	(6.8)	—	223.1

Income (loss) before income tax	—	(210.2)	18.3	173.7	—	(18.2)
Income tax provision (benefit)	—	12.7	(1.4)	35.5	—	46.8
Equity in loss (earnings) of subsidiaries	66.0	(156.9)	—	—	90.9	—

Net income (loss)	(66.0)	(66.0)	19.7	138.2	(90.9)	(65.0)
Net income (loss) attributable to noncontrolling interests	—	—	—	1.0	—	1.0

Net income (loss) attributable to Infor, Inc.	$(66.0)	$(66.0)	$19.7	$137.2	$(90.9)	$(66.0)

Comprehensive income (loss)	$(77.2)	$(77.2)	$19.7	$126.8	$(68.5)	$(76.4)
Noncontrolling interests comprehensive income (loss)	—	—	—	0.8	—	0.8

Comprehensive income (loss) attributable to Infor, Inc.	$(77.2)	$(77.2)	$19.7	$126.0	$(68.5)	$(77.2)

	Nine Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues
SaaS subscriptions	$—	$375.2	$9.6	$96.0	$—	$480.8
Software license fees	—	91.8	3.2	113.7	—	208.7

Software subscriptions and license fees	—	467.0	12.8	209.7	—	689.5
Product updates and support fees	—	596.7	24.8	424.0	—	1,045.5

Software revenues	—	1,063.7	37.6	633.7	—	1,735.0
Consulting services and other fees	—	277.9	20.1	338.9	—	636.9

Total revenues	—	1,341.6	57.7	972.6	—	2,371.9

Operating expenses
Cost of SaaS subscriptions	—	178.9	0.8	32.8	—	212.5
Cost of software license fees	—	18.8	0.1	13.4	—	32.3
Cost of product updates and support fees	—	91.2	2.2	78.2	—	171.6
Cost of consulting services and other fees	—	241.4	12.2	265.4	—	519.0
Sales and marketing	—	218.2	14.1	137.5	—	369.8
Research and development	—	223.4	4.2	144.2	—	371.8
General and administrative	—	106.0	—	69.0	—	175.0
Amortization of intangible assets and depreciation	—	124.8	0.2	33.6	—	158.6
Restructuring costs	—	8.3	0.2	8.3	—	16.8
Acquisition-related and other costs	—	9.3	—	3.9	—	13.2
Affiliate (income) expense, net	—	17.1	3.5	(20.6)	—	—

Total operating expenses	—	1,237.4	37.5	765.7	—	2,040.6

Income from operations	—	104.2	20.2	206.9	—	331.3

Other expense, net:
Interest expense, net	—	243.5	—	—	—	243.5
Affiliate interest (income) expense, net	—	5.4	—	(5.4)	—	—
Other (income) expense, net	—	(99.0)	(0.1)	10.8	—	(88.3)

Total other expense, net	—	149.9	(0.1)	5.4	—	155.2

Income (loss) before income tax	—	(45.7)	20.3	201.5	—	176.1
Income tax provision (benefit)	—	(0.4)	(7.5)	33.6	—	25.7
Equity in loss (earnings) of subsidiaries	(149.2)	(194.5)	—	—	343.7	—

Net income (loss)	149.2	149.2	27.8	167.9	(343.7)	150.4
Net income (loss) attributable to noncontrolling interests	—	—	—	1.2	—	1.2

Net income (loss) attributable to Infor, Inc.	$149.2	$149.2	$27.8	$166.7	$(343.7)	$149.2

Comprehensive income (loss)	$72.5	$72.5	$27.8	$89.7	$(189.9)	$72.6
Noncontrolling interests comprehensive income (loss)	—	—	—	0.1	—	0.1

Comprehensive income (loss) attributable to Infor, Inc.	$72.5	$72.5	$27.8	$89.6	$(189.9)	$72.5

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended January 31, 2020
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$124.2	$—	$17.9	$—	$142.1

Cash flows from investing activities
Dividends received	87.5	—	—	—	(87.5)	—
Proceeds from (payments to) affiliates within group	—	27.9	—	14.5	(42.4)	—
Purchases of property, equipment and software	—	(54.5)	—	(13.3)	—	(67.8)

Net cash used in investing activities	87.5	(26.6)	—	1.2	(129.9)	(67.8)

Cash flows from financing activities
Dividends paid	(87.5)	(125.5)	—	—	87.5	(125.5)
Proceeds from repayment of stockholder loans	—	38.0	—	—	—	38.0
Payments on finance lease and other obligations	—	(1.0)	—	(3.0)	—	(4.0)
Payments on long-term debt	—	(19.2)	—	—	—	(19.2)
Proceeds from (payments to) affiliates within group	—	(14.5)	—	(27.9)	42.4	—
Deferred purchase price and contingent consideration	—	(0.5)	—	(1.0)	—	(1.5)
Other	—	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	(87.5)	(123.2)	—	(31.9)	129.9	(112.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(25.6)	—	(14.8)	—	(40.4)
Cash, cash equivalents and restricted cash at the beginning of the period	—	105.5	—	265.4	—	370.9

Cash, cash equivalents and restricted cash at the end of the period	$—	$79.9	$—	$250.6	$—	$330.5

	Nine Months Ended January 31, 2019
(in millions)	Infor, Inc. (Parent)	Infor (US), Inc. (Subsidiary Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$—	$118.0	$—	$28.2	$—	$146.2

Cash flows from investing activities
Business and asset acquisitions, net of cash acquired	—	2.5	—	(37.9)	—	(35.4)
Dividends received	76.8	1.0	—	—	(77.8)	—
Proceeds from (payments to) affiliates within group	—	—	—	6.6	(6.6)	—
Purchases of property, equipment and software	—	(46.6)	—	(9.1)	—	(55.7)

Net cash used in investing activities	76.8	(43.1)	—	(40.4)	(84.4)	(91.1)

Cash flows from financing activities
Dividends paid	(76.8)	(76.8)	—	(1.0)	77.8	(76.8)
Payments on finance lease and other obligations	—	(0.5)	—	(1.3)	—	(1.8)
Payments on long-term debt	—	(38.4)	—	—	—	(38.4)
Proceeds from (payments to) affiliates within group	—	(6.6)	—	—	6.6	—
Deferred purchase price and contingent consideration	—	—	—	(2.0)	—	(2.0)
Other	—	(1.4)	—	(1.0)	—	(2.4)

Net cash provided by (used in) financing activities	(76.8)	(123.7)	—	(5.3)	84.4	(121.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(9.3)	—	(9.3)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	(48.8)	—	(26.8)	—	(75.6)
Cash, cash equivalents and restricted cash at the beginning of the period	—	100.0	—	329.7	—	429.7

Cash, cash equivalents and restricted cash at the end of the period	$—	$51.2	$—	$302.9	$—	$354.1

21. Subsequent Events

KED Investment

On February 4, 2020, we announced that an affiliate of KED has entered into a definitive agreement to acquire the remaining equity stake in Infor and the affiliates of Infor’s parent company held by Golden Gate Capital. At the close of the transaction, Infor will become a standalone subsidiary of Koch Industries. The transaction is subject to customary conditions and regulatory approvals and is expected to close in the first half of calendar 2020.

Acquisition – Intelligent InSites

Subsequent to our quarter end, on February 4, 2020, we acquired Intelligent InSites Inc. (the Intelligent InSites Acquisition). Based in Fargo, North Dakota, Intelligent InSites is a leading provider of healthcare software and services leveraging location-based intelligence from real-time location systems (RTLS). Intelligent InSites’ products are in use at 80 healthcare locations worldwide. The Intelligent InSites Acquisition enables Infor to offer a more complete suite of technology for healthcare organizations, and expands the Infor CloudSuite Healthcare footprint, enabling support across the continuum of care, including clinics, urgent care, emergency departments, inpatient care, procedural care, and behavioral health.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations for the fiscal period ended January 31, 2020, should be read in conjunction with the audited financial statements of Infor, Inc. for our fiscal year ended April 30, 2019, which are included in our Annual Report on Form 10-K, filed with the SEC on June 25, 2019 (our Annual Report on Form 10-K), and related notes thereto.

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

We serve customers across three major geographic regions: the Americas, EMEA and APAC. Our customers range from Fortune 500 enterprises to SMBs. We have approximately 17,000 employees worldwide and have offices in 44 countries. We have established a worldwide infrastructure for distribution, development and support of our enterprise software. This worldwide coverage provides us with both economies of scale and the ability to leverage our geographical expertise to effectively enter new markets and segments. In the first nine months of fiscal 2020, our Americas, EMEA and APAC regions generated approximately 61.3%, 29.0% and 9.7% of our revenues, respectively. Though we have a considerable presence outside of the U.S. today, we believe we have significant opportunities to expand internationally and capture market share, in particular in EMEA as more companies embrace cloud application deployment, and in APAC as countries achieve the critical infrastructure to support cloud business applications.

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

Fiscal 2020 Acquisitions

Subsequent to our quarter end, on February 4, 2020, we acquired Intelligent InSites Inc. (the Intelligent InSites Acquisition). Based in Fargo, North Dakota, Intelligent InSites is a leading provider of healthcare software and services leveraging location-based intelligence from real-time location systems (RTLS). Its products are in use at 80 healthcare locations worldwide. This acquisition will enable Infor to offer a more complete suite of technology for healthcare organizations, and expands the Infor CloudSuite Healthcare footprint, enabling support across the continuum of care, including clinics, urgent care, emergency departments, inpatient care, procedural care, and behavioral health.

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

For the third quarter of fiscal 2020, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 2.6% and weakened by approximately 1.5%, respectively, as compared to the average exchange rates for the third quarter of fiscal 2019. For the nine months ended January 31, 2020, the average exchange rates for the U.S. Dollar against the Euro and British Pound strengthened by approximately 3.7% and 2.6%, respectively, as compared to the average exchange rates for the corresponding period of fiscal 2019.

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

The following tables summarize the period-over-period change, both in U.S. Dollars and percentages, in revenues and costs and expenses, isolating the fluctuations in exchange rates from changes in activity and pricing on a constant currency basis for the periods indicated:

(in millions, except percentages) Three Months Ended January 31, 2020 vs. 2019	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues
SaaS subscriptions	$(0.6)	$25.5	$24.9	(0.3)%	15.5%	15.2%
Software license fees	(0.4)	(5.1)	(5.5)	(0.6)	(6.9)	(7.5)

Software subscriptions and license fees	(1.0)	20.4	19.4	(0.4)	8.6	8.2
Product updates and support fees	(2.0)	(10.0)	(12.0)	(0.6)	(2.9)	(3.5)

Software revenues	(3.0)	10.4	7.4	(0.5)	1.8	1.3
Consulting services and other fees	(2.1)	(8.1)	(10.2)	(1.0)	(3.9)	(4.9)

Total revenues	$(5.1)	$2.3	$(2.8)	(0.7)%	0.3%	(0.4)%

Total operating expenses	$(4.0)	$(15.3)	$(19.3)	(0.6)%	(2.2)%	(2.8)%

(in millions, except percentages) Nine Months Ended January 31, 2020 vs. 2019	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change
Revenues
SaaS subscriptions	$(3.1)	$62.5	$59.4	(0.6)%	13.0%	12.4%
Software license fees	(2.5)	(25.8)	(28.3)	(1.2)	(12.4)	(13.6)

Software subscriptions and license fees	(5.6)	36.7	31.1	(0.8)	5.3	4.5
Product updates and support fees	(13.1)	(21.9)	(35.0)	(1.2)	(2.1)	(3.3)

Software revenues	(18.7)	14.8	(3.9)	(1.1)	0.9	(0.2)
Consulting services and other fees	(10.8)	(29.5)	(40.3)	(1.7)	(4.6)	(6.3)

Total revenues	$(29.5)	$(14.7)	$(44.2)	(1.3)%	(0.6)%	(1.9)%

Total operating expenses	$(25.3)	$107.5	$82.2	(1.3)%	5.3%	4.0%

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

There have been no material changes to our critical accounting policies and estimates during the first nine months of fiscal 2020.

Results of Operations

The following tables set forth our unaudited Condensed Consolidated Statements of Operations as the amounts reported in conformity with GAAP, the period-over-period actual percentage change (Actual) and the period-over-period constant currency percentage change (Constant Currency), for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual	Constant Currency	2020	2019	Actual	Constant Currency
Revenues
SaaS subscriptions	$189.0	$164.1	15.2%	15.5%	$540.2	$480.8	12.4%	13.0%
Software license fees	67.9	73.4	(7.5)	(6.9)	180.4	208.7	(13.6)	(12.4)

Software subscriptions and license fees	256.9	237.5	8.2	8.6	720.6	689.5	4.5	5.3
Product updates and support fees	333.9	345.9	(3.5)	(2.9)	1,010.5	1,045.5	(3.3)	(2.1)

Software revenues	590.8	583.4	1.3	1.8	1,731.1	1,735.0	(0.2)	0.9
Consulting services and other fees	196.2	206.4	(4.9)	(3.9)	596.6	636.9	(6.3)	(4.6)

Total revenues	787.0	789.8	(0.4)	0.3	2,327.7	2,371.9	(1.9)	(0.6)

Operating expenses
Cost of SaaS subscriptions	74.2	73.2	1.4	1.4	226.1	212.5	6.4	6.7
Cost of software license fees	10.5	12.0	(12.5)	(11.7)	30.4	32.3	(5.9)	(4.6)
Cost of product updates and support fees	55.9	57.7	(3.1)	(2.6)	167.5	171.6	(2.4)	(1.2)
Cost of consulting services and other fees	163.2	173.8	(6.1)	(5.1)	506.8	519.0	(2.4)	(0.6)
Sales and marketing	119.3	121.7	(2.0)	(1.2)	368.2	369.8	(0.4)	0.8
Research and development	122.9	123.5	(0.5)	0.2	373.3	371.8	0.4	1.6
General and administrative	55.3	57.5	(3.8)	(3.8)	190.8	175.0	9.0	10.1
Amortization of intangible assets and depreciation	52.1	54.1	(3.7)	(3.7)	212.0	158.6	33.7	34.5
Restructuring costs	9.4	6.0	56.7	60.0	41.1	16.8	144.6	150.0
Acquisition-related and other costs	1.6	4.2	(61.9)	(61.9)	6.6	13.2	(50.0)	(50.0)

Total operating expenses	664.4	683.7	(2.8)	(2.2)	2,122.8	2,040.6	4.0	5.3

Income from operations	122.6	106.1	15.6	16.6	204.9	331.3	(38.2)	(36.9)

Interest expense, net	72.9	82.1	(11.2)	(11.2)	240.1	243.5	(1.4)	(1.4)
Other (income) expense, net	(6.1)	16.6	NM	NM	(17.0)	(88.3)	(80.7)	(81.7)

Income (loss) before income tax	55.8	7.4	NM	NM	(18.2)	176.1	NM	NM
Income tax provision	10.7	14.0	(23.6)	(23.6)	46.8	25.7	82.1	82.5

Net income (loss)	45.1	(6.6)	NM	NM	(65.0)	150.4	NM	NM
Net income attributable to noncontrolling interests	0.3	0.4	(25.0)	(25.0)	1.0	1.2	(16.7)	(8.3)

Net income (loss) attributable to Infor, Inc.	$44.8	$(7.0)	NM %	NM %	$(66.0)	$149.2	NM %	NM %

NM – Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three-month and nine-month periods ended January 31, 2020 and 2019, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal periods as presented in accordance with GAAP as well as changes excluding the impact of foreign currency fluctuations, as reflected in the constant currency percentages in the above table and the tables that follow. See Foreign Currency above, for further explanation of the impact on our results of operations.

Revenues

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual	Constant Currency	2020	2019	Actual	Constant Currency
Revenues
SaaS subscriptions	$189.0	$164.1	15.2%	15.5%	$540.2	$480.8	12.4%	13.0%
Software license fees	67.9	73.4	(7.5)	(6.9)	180.4	208.7	(13.6)	(12.4)

Software subscriptions and license fees	256.9	237.5	8.2	8.6	720.6	689.5	4.5	5.3
Product updates and support fees	333.9	345.9	(3.5)	(2.9)	1,010.5	1,045.5	(3.3)	(2.1)

Software revenues	590.8	583.4	1.3	1.8	1,731.1	1,735.0	(0.2)	0.9
Consulting services and other fees	196.2	206.4	(4.9)	(3.9)	596.6	636.9	(6.3)	(4.6)

Total revenues	$787.0	$789.8	(0.4)%	0.3%	$2,327.7	$2,371.9	(1.9)%	(0.6)%

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

Total revenues increased 0.3% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.7%. On a constant currency basis, total revenues increased in our Americas and APAC regions, which were up 1.9% and 4.1%, respectively, while revenues in our EMEA region were down 4.0%. Our SaaS subscriptions revenues increased 15.5% offsetting a 6.9% decrease in our perpetual software license fees revenues as a result of the shift in our license mix to SaaS subscriptions. With our expanding CloudSuite offerings, SaaS subscriptions accounted for over 73.5% of our total software subscriptions and license fees revenues in the third quarter of fiscal 2020. Our product updates and support fees were down 2.9%, and our consulting services and other fees revenues decreased 3.9%.

For the nine-month period ended January 31, 2020, total revenues decreased by 0.6% compared to the nine-month period ended January 31, 2019, excluding the unfavorable foreign currency impact of 1.3%. On a constant currency basis, year-to-date revenues decreased in our EMEA region, which was down 3.1%, while revenues in our APAC region were up 3.6%. Revenues in our Americas region were flat compared to the nine-month period last year. Our SaaS subscriptions revenues increased 13.0% offsetting a 12.4% decrease in our perpetual software license fees revenues. With the shift in our license mix to SaaS subscriptions, SaaS subscriptions accounted for over 74.9% of our total software subscriptions and license fees revenues in the first nine months of fiscal 2020. Our year-to-date product updates and support fees were down 2.1%, and our consulting services and other fees revenues were down 4.6%.

SaaS Subscriptions. Our SaaS subscriptions consists of revenues related to granting customers access to our software products through our SaaS subscription offerings.

In the third quarter of fiscal 2020, SaaS subscriptions revenues increased by 15.5% compared to the third quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.3%. At constant currency, we reported higher SaaS revenues in the third quarter of fiscal 2020 in each of our geographic regions with our Americas, APAC and EMEA regions accounting for increases of 13.4 points, 1.9 points and 0.2 points, respectively. We continued to see strong demand for our expanding CloudSuite portfolio, our cloud enterprise software specialized by industry, as well as our other subscription offerings. The increase in SaaS revenues also reflects the inclusion of the results of operations of our recent acquisitions, which accounted for approximately 0.5 points of the increase.

In the nine-month period ended January 31, 2020 SaaS subscriptions revenues increased by 13.0%, compared to the nine-month period ended January 31, 2019, excluding the unfavorable foreign currency impact of 0.6%. At constant currency, we reported higher year-to-date SaaS revenues in our Americas and APAC geographic regions accounting for increases of 12.0 points and 1.4 points, respectively. These increases were somewhat offset by a 0.4 point decrease related to our EMEA region. Our recent acquisitions accounted for approximately 1.0 points of the year-to-date increase.

Software License Fees. Our software license fees consist of fees resulting from products licensed and delivered to our customers on a perpetual or term basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

In the third quarter of fiscal 2020, software license fees decreased by 6.9% compared to the third quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.6%. At constant currency, we reported lower perpetual license fees revenues in our EMEA and APAC geographic regions accounting for decreases of 6.3 points and 2.9 points, respectively. These increases were somewhat offset by a 2.3 point increase related to our Americas region. The continued shift in our mix of software license business from the sale of perpetual licenses to the sale of SaaS subscriptions negatively impacts license fees revenues. Revenue from perpetual licensing transactions is generally recorded up-front, while revenue from SaaS transactions is recognized over the term of the subscription contract.

In the nine-month period ended January 31, 2020, software license fees decreased by 12.4%, compared to the nine-month period ended January 31, 2019, excluding the unfavorable foreign currency impact of 1.2%. At constant currency, the decrease in perpetual license fees revenues was experienced across all geographies with our APAC, EMEA, and Americas regions accounting for decreases of approximately 4.5 points, 4.2 points, and 3.7 points, respectively.

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

Product updates and support fees decreased by 2.9% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, excluding the unfavorable foreign currency impact of 0.6%.

In the nine-month period ended January 31, 2020, product updates and support fees decreased by 2.1% compared to the nine-month period ended January 31, 2019, excluding the unfavorable foreign currency impact of 1.2%.

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

Consulting services and other fees decreased by 3.9%, excluding the unfavorable foreign currency impact of 1.0%, in the current quarter compared to the third quarter last year. At constant currency, consulting services revenues accounted for a decrease of 2.8 points compared to the third quarter last year. We reported lower consulting services revenues in our EMEA and Americas geographic regions accounting for decreases of 3.1 points and 1.0 points, respectively. These decreases were somewhat offset by a 1.3 point increase related to our APAC region. In addition, other fees revenues, primarily hardware and education revenues, were down quarter-over-quarter accounting for a decrease of 1.1 points. The impact of our recent acquisitions was insignificant in the third quarter of fiscal 2020.

Consulting services and other fees decreased by 4.6%, excluding the unfavorable foreign currency impact of 1.7% in the nine-month period ended January 31, 2020 compared to the nine-month period ended January 31, 2019. At constant currency, year-to-date consulting services revenues were down accounting for a decrease of 3.8 points compared to the corresponding period of fiscal 2019. The year-to-date decrease in consulting services was experienced in our Americas and EMEA geographic regions accounting for decreases of 3.4 points and 2.2 points, respectively. These decreases were somewhat offset by a 1.8 point increase related to our APAC region. Year-to-date other fees revenues accounted for a decrease of 0.8 points. Our recent acquisitions accounted for an increase of less than 1.0 point in the nine months ended January 31, 2020.

In the second quarter of fiscal 2020, we recorded negative adjustments to our consulting services revenues and deferred recognizing revenue of approximately $29.5 million related to certain customers’ contracts. These charges are reflected primarily in the year-to-date decrease in our Americas region, and to a lesser extent our EMEA region. These adjustments accounted for a decrease of 4.6 points in the year-to-date period compared to the nine-month period last year. Excluding these charges, our consulting services and other fees revenues were flat compared to the first nine months of fiscal 2019.

Deferred Revenue. Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to SaaS subscription agreements, certain on-premise license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $1,211.6 million as of January 31, 2020, compared to $1,210.4 million as of April 30, 2019, and $1,182.0 million as of January 31, 2019.

The following table sets forth the components of deferred revenue:

(in millions)	January 31, 2020	April 30, 2019	January 31, 2019
SaaS subscriptions	$401.8	$388.9	$351.0
Software license fees	6.1	12.1	12.9

Software subscriptions and license fees	407.9	401.0	363.9
Product updates and support fees	733.4	740.7	754.1
Consulting services and other fees	76.9	76.7	72.5
Contract asset offset	(6.6)	(8.0)	(8.5)

Total deferred revenue	1,211.6	1,210.4	1,182.0
Less: current portion	1,193.9	1,188.0	1,167.9

Deferred revenue – noncurrent	$17.7	$22.4	$14.1

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

Operating Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual	Constant Currency	2020	2019	Actual	Constant Currency
Operating expenses
Cost of SaaS subscriptions	$74.2	$73.2	1.4%	1.4%	$226.1	$212.5	6.4%	6.7%
Cost of software license fees	10.5	12.0	(12.5)	(11.7)	30.4	32.3	(5.9)	(4.6)
Cost of product updates and support fees	55.9	57.7	(3.1)	(2.6)	167.5	171.6	(2.4)	(1.2)
Cost of consulting services and other fees	163.2	173.8	(6.1)	(5.1)	506.8	519.0	(2.4)	(0.6)
Sales and marketing	119.3	121.7	(2.0)	(1.2)	368.2	369.8	(0.4)	0.8
Research and development	122.9	123.5	(0.5)	0.2	373.3	371.8	0.4	1.6
General and administrative	55.3	57.5	(3.8)	(3.8)	190.8	175.0	9.0	10.1
Amortization of intangible assets and depreciation	52.1	54.1	(3.7)	(3.7)	212.0	158.6	33.7	34.5
Restructuring costs	9.4	6.0	56.7	60.0	41.1	16.8	144.6	150.0
Acquisition-related and other costs	1.6	4.2	(61.9)	(61.9)	6.6	13.2	(50.0)	(50.0)

Total operating expenses	$664.4	$683.7	(2.8)%	(2.2)%	$2,122.8	$2,040.6	4.0%	5.3%

Cost of SaaS Subscriptions. Cost of SaaS subscriptions reflects costs related to our SaaS offerings including salaries, employee benefits, third-party hosted infrastructure costs, and applicable overhead costs.

Cost of SaaS subscriptions increased by 1.4%, excluding a minimal favorable foreign currency impact, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. At constant currency, this increase in SaaS costs was in-line with our higher SaaS subscriptions revenues, including a 3.4 point increase related to higher third-party royalties and channel partner commissions, and 1.0 point due to higher employee-related and overhead costs. These increases were somewhat offset by a 2.2 point decrease related to lower hosting costs, and 0.8 points related to lower other costs of providing our SaaS subscriptions.

Cost of SaaS subscriptions for the first nine months of fiscal 2020 increased by 6.7%, excluding the favorable foreign currency impact of 0.3%, compared to the first nine months of fiscal 2019, in-line with higher year-to-date SaaS subscriptions revenues. At constant currency, this increase was primarily due to a 4.9 point increase related to higher channel partner commissions and third-party royalties, an increase of 2.1 points due to higher employee-related and overhead costs, and an increase of 0.1 points related to higher other costs of providing our SaaS subscriptions. These increases were somewhat offset by a 0.4 point decrease related to lower hosting costs.

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

Cost of software license fees decreased by 11.7%, excluding the favorable foreign currency impact of 0.8%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. At constant currency, this decrease was primarily due to the decrease in software license fees in the quarter and the mix of perpetual licenses fees resulting in a 6.4 point decrease related to lower channel partner commissions, and a 6.1 point decrease related to lower third-party royalties. These decreases were somewhat offset by a 0.8 point increase from higher other delivery costs.

Cost of software license fees for the first nine months of fiscal 2020 decreased by 4.6%, excluding the favorable foreign currency impact of 1.3%, compared to the first nine months of fiscal 2019. At constant currency, the decrease was primarily due to lower year-to-date software license fees and the mix of perpetual licenses fees resulting in a 6.5 point decrease related to lower channel partner commissions, which was somewhat offset by a 1.6 point increase related to higher third-party royalties and 0.3 points from an increase in other delivery costs.

Cost of Product Updates and Support Fees. Cost of product updates and support fees includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, related channel partner commissions, and the overhead costs of providing our customers product updates and support.

Cost of product updates and support fees decreased by 2.6%, excluding the favorable foreign currency impact of 0.5%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. At constant currency, the decrease was primarily due to a 3.2 point decrease related to lower employee-related support and overhead costs and 0.4 points related to a decrease in other support costs. These decreases were somewhat offset by a 1.0 point increase related to higher professional fees.

For the first nine months of fiscal 2020, cost of product updates and support fees decreased by 1.2%, excluding the favorable foreign currency impact of 1.2%, compared to the first nine months of fiscal 2019. At constant currency, the year-to-date decrease was primarily due to a 1.9 point decrease in employee-related support and overhead costs, which was somewhat offset by a 0.6 point increase related to higher channel partner commissions and third-party royalties and 0.1 point related to an increase in professional fees and other support costs.

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

Cost of consulting services and other fees decreased by 5.1%, excluding the favorable foreign currency impact of 1.0%, in the current quarter compared to the third quarter of fiscal 2019. At constant currency, cost of consulting services decreased by 1.8 points from lower billable contractor costs, 1.8 points due to lower employee-related and overhead costs due to lower headcount in our support organization, 1.7 points due to lower warranty costs, and 0.2 points due to a decrease in other costs. These decreases were somewhat offset by a 0.4 point increase related to higher share-based compensation expense.

For the first nine months of fiscal 2020, cost of consulting services and other fees decreased by 0.6%, excluding the favorable foreign currency impact of 1.8%, compared to the first nine months of fiscal 2019. At constant currency, the year-to-date decrease was primarily due to a 0.7 point decrease due to lower billable contractor costs and 0.5 points due to a decrease in other costs. These decreases were somewhat offset by a 0.4 point increase in employee-related and overhead costs and 0.2 point increase related to higher share-based compensation expense.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, employee benefits, travel, trade show activities, advertising and branding costs, overhead costs related to our sales and marketing personnel, share-based compensation expense, and the costs of Inforum, our customer event.

Sales and marketing expenses decreased by 1.2%, excluding the favorable foreign currency impact of 0.8%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. On a constant currency basis, the decrease in sales and marketing expenses was primarily due to a 5.6 point decrease related to lower employee-related sales and overhead costs due to lower headcount in our sales organization, and a 0.5 point decrease related to other sales and marketing costs. These decreases were somewhat offset by a 2.6 point increase due to higher share-based compensation and a 2.3 point increase related to higher commissions.

Sales and marketing expenses increased by 0.8%, excluding the favorable foreign currency impact of 1.2%, in the nine-month period ended January 31, 2020, compared to the nine-month period ended January 31, 2019. On a constant currency basis, the year-to-date increase in sales and marketing expenses was primarily due to a 2.1 point increase related to higher commissions and a 1.2 point increase due to higher share-based compensation. These increases were somewhat offset by a 1.4 point decrease in employee-related sales and overhead costs, a 0.7 point decrease due to lower professional fees and other sales and marketing costs, and a 0.4 point decrease as a result of lower year-to-date marketing program costs in fiscal 2020 compared to fiscal 2019.

Research and Development. Research and development expenses consist primarily of personnel-related expenditures, third-party consulting and professional services, overhead costs related to our research and development function, and share-based compensation expense.

Research and development expenses increased by 0.2%, excluding the favorable foreign currency impact of 0.7%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. On a constant currency basis, the increase in research and development expenses was primarily due to a 1.2 point increase due to higher share-based compensation, a 0.4 point increase in employee-related and overhead costs, and a 0.3 point increase related to lower capitalization of software development costs in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. These increases were somewhat offset by and 1.7 points related to a net decrease in professional fees and other development costs.

Research and development expenses increased 1.6%, excluding the favorable foreign currency impact of 1.2%, in the nine-month period ended January 31, 2020, compared to the nine-month period ended January 31, 2019. On a constant currency basis, the year-to-date increase in research and development expenses was primarily due to a 1.8 point increase in employee-related and overhead costs and a 0.6 point increase due to higher share-based compensation. These increases were somewhat offset by a 0.5 point decrease related to higher capitalization of year-to-date software development costs in fiscal 2020 compared to fiscal 2019 and 0.3 points related to a net decrease in professional fees and other development costs.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenditures for information technology, finance, legal and human resources support functions, share-based compensation expense, professional fees, and legal costs.

General and administrative expenses decreased by 3.8%, excluding a minimal favorable foreign currency impact in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. On a constant currency basis, the decrease in general and administrative expenses was primarily due to a 6.5 point decrease related to a reduction in our accruals for certain litigation matters, 3.0 points related to a decrease in consulting and professional fees, a 0.3 point decrease in employee-related and overhead costs, and a 0.4 point decrease in other general and administrative expenses. These decreases were somewhat offset by 4.9 points related to increased accounts receivable reserves and a 1.5 point increase related to higher share-based compensation.

General and administrative expenses increased by 10.1%, excluding the favorable foreign currency impact of 1.1%, in the nine-month period ended January 31, 2020, compared to the nine-month period ended January 31, 2019. On a constant currency basis, year-to-date general and administrative expenses increased primarily due to a 6.4 point increase related to litigation accruals, 3.4 points related to increased accounts receivable reserves, a 1.0 point increase in employee-related and overhead costs, and a 1.0 point increase related to higher share-based compensation. These increases were somewhat offset by a 1.4 point decrease related to lower consulting and professional fees and a 0.3 point decrease in other general and administrative expenses.

Amortization of Intangible Assets and Depreciation. Amortization of intangibles assets primarily relates to the on-going amortization of intangible assets acquired in acquisitions. Depreciation expense relates primarily to our computer equipment and purchased software, furniture and fixtures, costs capitalized for internal use software, as well as leasehold improvements.

Amortization of intangible assets and depreciation decreased by 3.7%, excluding a minimal favorable foreign currency impact, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019. At constant currency, the decrease was primarily related to the reduced carrying value of certain of our intangible assets and capitalized software development costs as a result of the $48.0 million impairment recorded in the second quarter of fiscal 2020. See Note 9, Intangible Assets, Impairment of Assets. In addition, we recorded lower amortization and depreciation related to certain of our assets which were fully amortized or depreciated in fiscal 2019 with no corresponding expense recorded in fiscal 2020. These decreases were somewhat offset by higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software.

In the nine-month period ended January 31, 2020, amortization of intangible assets and depreciation increased by 34.5%, compared with the nine-month period ended January 31, 2019, excluding the favorable foreign currency impact of 0.8%. At constant currency, the year-to-date increase resulted primarily from $48.0 million in impairment charges that we recorded in the second quarter of fiscal 2020 discussed above. See Note 9, Intangible Assets, Net – Impairment of Assets. These charges accounted for an increase of approximately 30.3 points in the nine months ended January 31, 2020. Excluding these impairment charges, amortization and depreciation expense increased 4.2 points in the current year-to-date period. At constant currency, these increases were primarily related to higher amortization expense related to intangible assets and depreciation of fixed assets recorded as part of our recent acquisitions, and depreciation of costs capitalized for our internal use software. These increases were somewhat offset by lower amortization and depreciation related to certain of our assets, which were fully amortized or depreciated in fiscal 2019 with no corresponding expense recorded in fiscal 2020.

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

We recorded restructuring charges of approximately $9.4 million and $6.0 million in the third quarter of fiscal 2020 and 2019, respectively, related to our various restructuring actions.

We incurred restructuring charges of $41.1 million in the nine-month period ended January 31, 2020, compared to $16.8 million in the nine-month period ended January 31, 2019.

The restructuring charges recorded to date in fiscal 2020 included approximately $29.3 million related to employee severance costs and $11.8 million for costs related to facilities to be exited. The employee severance costs relate to personnel actions taken across all functions of our organization primarily in our Americas and EMEA regions. The facilities charges relate to the impairment of certain of our operating lease right-of-use assets due to exiting or consolidating space in facilities. The year-to-date restructuring charges include actions we undertook in the second quarter of fiscal 2020 in conjunction with a shift in our strategic focus as we refined our go-to-market strategy for some of our product offerings.

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

In the third quarter of fiscal 2020, we recorded acquisition-related and other costs of $1.6 million, a decrease of approximately $2.6 million compared to $4.2 million of acquisition-related and other costs in the third quarter of fiscal 2019.

In the nine months ended January 31, 2020, acquisition-related and other costs totaled $6.6 million, a decrease of approximately $6.6 million compared to $13.2 million in the comparable nine months of fiscal 2019.

For the nine months ended January 31, 2020, acquisition-related and other costs included $6.6 million in integration and other costs associated with our recent acquisitions.

For the nine months ended January 31, 2019, acquisition-related and other costs included $12.2 million integration and other costs related to our recent acquisitions and a net $1.0 million adjustment to the estimated fair value of our contingent consideration liabilities.

Non-Operating Income and Expenses

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual	Constant Currency	2020	2019	Actual	Constant Currency
Interest expense, net	$72.9	$82.1	(11.2)%	(11.2)%	$240.1	$243.5	(1.4)%	(1.4)%
Other (income) expense, net	(6.1)	16.6	NM	NM	(17.0)	(88.3)	(80.7)	(81.7)

Total non-operating expenses	$66.8	$98.7	(32.3)%	(32.2)%	$223.1	$155.2	43.8%	44.3%

NM – Percentage not meaningful

Interest Expense, Net. Interest expense, net consists of the interest expense related to our debt less the interest income on cash and marketable securities.

Interest expense, net decreased by $9.2 million, or 11.2%, to $72.9 million in the third quarter of fiscal 2020 compared to $82.1 million in the third quarter of fiscal 2019. The quarter-over-quarter decrease in our interest expense was related to a $9.6 million decrease in interest expense primarily related to our Senior Secured Notes which were redeemed in the fourth quarter of fiscal 2019, as well as a decrease of $1.0 million in amortization of deferred financing fees and debt discounts. Other interest expense also decreased $0.1 million compared to the third quarter last year. These decreases were somewhat offset by a $1.5 million increase in interest expense related to the callable interest rate swaps which we entered into in the fourth quarter of fiscal 2019.

Interest expense, net decreased by $3.4 million, or 1.4%, to $240.1 million in the nine-month period ended January 31, 2020, compared to $243.5 million in the nine-month period ended January 31, 2019. Year-to-date, the decrease in our interest expense was due to a $23.3 million decrease in interest expense primarily related to our redeemed Senior Secured Notes, as well as a decrease of $2.9 million in amortization of deferred financing fees and debt discounts. These decreases were somewhat offset by a $22.7 million increase in interest expense related to our callable interest rate swaps and a net increase in $0.1 million in other interest expense.

Other (Income) Expense, Net. Other (income) expense, net consists of the effects of foreign currency fluctuations, gain/loss on the sale of fixed assets, and other costs.

Other (income) expense, net was net income of $6.1 million in the third quarter of fiscal 2020 compared to net expense of $16.6 million in the third quarter of fiscal 2019.

For the first nine months of fiscal 2020, other (income) expense, net was net income of $17.0 million compared to net income of $88.3 million in the nine months ended January 31, 2019.

The current quarter and year-to-date changes in other (income) expense, net were primarily due to fluctuations in foreign currency exchange rates, primarily related to the weakening of the Euro against the U.S. Dollar, and the requisite revaluing of our intercompany payables and receivables, and our Euro denominated debt. During the three and nine months ended January 31, 2020, the Euro weakened against the U.S. Dollar resulting in favorable impacts to our results of operations.

Income Tax Provision

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019		Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual	Constant Currency	2020	2019	Actual	Constant Currency
Income tax provision	$10.7	$14.0	(23.6)%	(23.6)%	$46.8	$25.7	82.1%	82.5%
Effective income tax rate	19.2%	189.2%			(257.1)%	14.6%

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

The change in our effective tax rate for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 was primarily driven by an increase in the amount of our BEAT and state tax current liabilities, a decrease in tax expense as a result of foreign tax law changes, a decrease in the amount of valuation allowances released for our foreign operations driven primarily by the fiscal 2019 release of a valuation allowance related to our UK operations, and a decrease in the amount of discrete valuation allowance released for our U.S. operations as a result of the valuation allowance release during the third quarter of fiscal 2019 related to Internal Revenue Code Section 163j.

The change in our effective tax rate for the first nine months of fiscal 2020 compared to the corresponding period of fiscal 2019 was primarily driven by an increase in U.S. tax losses subject to a full valuation allowance, an increase in the amount of our BEAT and state tax current liabilities, a decrease in our foreign earnings and related foreign tax, a decrease in tax expense as a result of foreign tax law changes, a decrease in the amount of valuation allowances released for our foreign operations driven primarily by the fiscal 2019 release of a valuation allowance related to our UK operations, and a decrease in the amount of discrete valuation allowance released for our U.S. operations as a result of the valuation allowance release during the third quarter of fiscal 2019 related to Internal Revenue Code Section 163j.

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

Adjusted EBITDA

The following table presents the reconciliation of our GAAP net income attributable to Infor as reported to Adjusted EBITDA for the periods indicated:

	Three Months Ended January 31,		Quarterly Change Fiscal 2020 vs. 2019				Nine Months Ended January 31,		Year-to-Date Change Fiscal 2020 vs. 2019
(in millions, except percentages)	2020	2019	Actual		Constant Currency		2020	2019	Actual		Constant Currency
GAAP net income (loss) attributable to Infor, Inc.	$44.8	$(7.0)	NM	%	NM	%	$(66.0)	$149.2	NM	%	NM	%
Interest expense, net (1)	73.1	82.4					240.9	244.4
Income tax provision (2)	13.2	15.2					52.1	29.2
Amortization of intangible assets and depreciation (3)	52.1	54.1					212.0	158.6
Purchase accounting impact revenues/costs, net	0.2	0.5					1.7	1.1
Share-based compensation – non-cash	7.7	1.7					16.8	7.7
Acquisition-related and other costs	1.6	4.2					6.6	13.2
Restructuring costs	9.4	6.0					41.1	16.8
Foreign currency (gain) loss	(6.0)	17.7					(16.9)	(86.8)
Cost savings and expense reduction initiatives (4)	3.6	16.1					26.7	31.3
Other (5)	6.1	12.3					49.9	42.4

Adjusted EBITDA	$205.8	$203.2	1.3%		2.0%		$564.9	$607.1	(7.0)%		(5.8)%

Adjusted EBITDA margin (6)	26.1%	25.7%					24.3%	25.6%

NM – Percentage not meaningful

(1)	Includes other bank and financing fees associated with our debt as defined by our debt agreements.
(2)	Includes income tax provision plus certain other taxes as defined by our debt agreements.
(3)	Nine months ended January 31, 2020, includes charges for the impairment of certain long-lived assets. See Note 9, Intangibles, Net - Impairment of Assets.
(4)	Includes anticipated pro forma cost savings related to specific cost saving actions, operating expense reductions and the integration of recent acquisitions.
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

Liquidity and Capital Resources

(in millions, except percentages)	Nine Months Ended January 31,
Cash Flows	2020	2019	Change
Cash (used in) provided by
Operating activities	$142.1	$146.2	(2.8)%
Investing activities	(67.8)	(91.1)	(25.6)
Financing activities	(112.7)	(121.4)	(7.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.0)	(9.3)	(78.5)

Net decrease in cash, cash equivalents and restricted cash	$(40.4)	$(75.6)	(46.6)%

(in millions, except percentages) Capital Resources	January 31, 2020	April 30, 2019	Change
Working capital deficit	$(795.4)	$(714.4)	11.3%
Cash and cash equivalents	$321.4	$356.4	(9.8)%

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

As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines and expand our customer base, which could have a material effect on our capital resources. In the first nine months of fiscal 2019, we paid a net total of approximately $35.4 million in cash for acquisitions, primarily related to the Vivonet Acquisition and the Alfa-Beta Acquisition. There were no acquisitions in the first nine months of fiscal 2020.

As of each of our reported balance sheet dates, we have reported a deficit in working capital. This deficit in working capital represents an excess of our current liabilities over our current assets and is primarily the result of the significant balance of deferred revenue, reported as a current liability, at each balance sheet date. In addition, with our adoption of ASC 842 in fiscal 2020, our deficit in working capital also reflects $44.8 million in operating lease liabilities reported as a current liability as of January 31, 2020. Our deferred revenues represent the excess of our collections from, or our billings due from, our customers for which the related revenues have not yet met all the criteria necessary to be recognized as earned in our Condensed Consolidated Statements of Operations. See Note 2, Summary of Significant Accounting Policies – Revenue Recognition, in notes to the consolidated financial statements, included in our Annual Report on Form 10-K, for a further description of those criteria.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine-month period ended January 31, 2020, was $142.1 million. Our net income adjusted for non-cash items provided $239.1 million in cash, and changes in operating assets and liabilities used cash of $97.0 million. The uses of cash were primarily from a $64.2 million decrease in accounts payable, accrued expenses and other liabilities, a $25.5 million change in deferred revenues, and a $23.6 million change in income tax receivable/payable, net. These uses of cash were partially offset by a $28.2 million decrease in accounts receivable, net.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $67.8 million in the nine-month period ended January 31, 2020. The use of cash of $67.8 million related to the purchase of property, equipment and software, including capitalization of internal and external software development costs.

Net cash used in investing activities was $91.1 million in the nine-month period ended January 31, 2019. The uses of cash were $55.7 million used to purchase property, equipment and software, including capitalization of internal and external software development costs, and $35.4 million net cash used for acquisitions, primarily related to the Vivonet Acquisition and the Alfa-Beta Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $112.7 million in the nine-month period ended January 31, 2020. The primary uses of cash were $125.5 million in dividend payments to certain of our affiliate companies and $19.2 million in debt repayments. The uses of cash were partially offset by $38.0 million in proceeds from the repayment of shareholder receivables related to our Tax Allocation Agreement. See Note 19, Related party Transactions – Due to/from Affiliates and Dividends Paid to Affiliates.

Net cash used in financing activities was $121.4 million in the nine-month period ended January 31, 2019. The primary uses of cash were $76.8 million in dividend payments to certain of our affiliate companies and $38.4 million in debt payments.

Effect of Exchange Rate Changes

For the nine months ended January 31, 2020, changes in foreign currency exchange rates resulted in a $2.0 million decrease in our cash, cash equivalents and restricted cash. Exchange rate changes decreased our cash, cash equivalents and restricted cash by $9.3 million during the nine months ended January 31, 2019.

Working Capital Deficit

Our working capital deficit, defined as current assets less current liabilities, was $795.4 million at January 31, 2020, compared to $714.4 million at April 30, 2019. At January 31, 2020, our cash decreased by $35.0 million compared to the balance at April 30, 2019. Generally, increases in current assets are considered to be uses of cash and increases in current liabilities are considered to be sources of cash. During the first nine months of our fiscal 2020, the most significant change in our current assets aside from cash was a $51.1 million decrease in accounts receivable, net. During this period, the most significant changes in our current liabilities were a $45.8 million decrease in accounts payable, and a $44.8 million increase in operating lease liabilities recorded with the adoption of ASC 842.

Cash and Cash Equivalents

As of January 31, 2020, we had $321.4 million in cash and cash equivalents including amounts in operating accounts, money market investments and other short-term, highly liquid investments with initial maturities of three months or less. As of January 31, 2020, $78.9 million of our unrestricted cash and cash equivalents are held in the U.S. The remaining $242.5 million of our unrestricted cash and cash equivalents are held in foreign countries primarily attributable to undistributed earnings. We regularly review our cash positions and our determination of permanent reinvestment of foreign earnings.

As of January 31, 2020, we continue to consider various undistributed earnings of our foreign subsidiaries and equity investees to be indefinitely reinvested. Accordingly, no material foreign withholding taxes have been provided on such earnings. We do not currently anticipate the need for repatriating these funds to the U.S. to satisfy our domestic liquidity needs. In the event that we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes, which could be material.

Restricted Cash

We had approximately $9.1 million of restricted cash as of January 31, 2020, of which approximately $0.5 million and $8.6 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

We had approximately $14.5 million of restricted cash as of April 30, 2019, of which approximately $0.9 million and $13.6 million have been reflected in other current assets and other assets on our Condensed Consolidated Balance Sheets, respectively.

These balances related primarily to various collateral arrangements related to our property leases worldwide.

Long-Term Debt

The following table summarizes our long-term debt balances for the periods indicated:

	January 31, 2020			April 30, 2019
(in millions)	Principal Amount	Net Amount (1)	Contractual Rate	Principal Amount	Net Amount (1)	Contractual Rate
First lien Term B-6 due February 1, 2022	$2,088.0	$2,060.8	4.69%	$2,100.6	$2,063.6	5.23%
First lien Euro Term B-2 due February 1, 2022	1,089.0	1,086.0	3.25%	1,108.2	1,104.1	3.25%
6.5% senior notes due May 15, 2022	1,630.0	1,625.5	6.50%	1,630.0	1,624.2	6.50%
5.75% senior notes due May 15, 2022	388.2	386.0	5.75%	392.6	389.8	5.75%
Deferred financing fees, debt discounts and premiums, net	(36.9)	—		(49.7)	—

Total long-term debt	5,158.3	5,158.3		5,181.7	5,181.7
Less: current portion	(32.6)	(32.6)		(27.5)	(27.5)

Total long-term debt – noncurrent	$5,125.7	$5,125.7		$5,154.2	$5,154.2

(1)	Debt balances net of applicable unamortized debt discounts, premiums and deferred financing fees.

As of January 31, 2020, we were in compliance with all applicable covenants included in the terms of our credit facilities and the indentures that governs our senior notes.

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

Revolver

The secured revolving credit facility (the Revolver) has a maximum availability of $120.0 million. We have made no draws against the Revolver and no amounts are currently outstanding. However, $8.9 million of letters of credit have reduced the amount available under the Revolver to $111.1 million as of January 31, 2020. Pursuant to the Credit Agreement, there is an undrawn line fee of 0.50% and the Revolver matures on February 1, 2022. Amounts under the Revolver may be borrowed (and reborrowed) to finance working capital needs and for general corporate purposes. While we have made no draws against the Revolver, interest on any future Revolver borrowings will be based on a fluctuating rate of interest determined by reference to either, at our option, an Adjusted LIBOR rate, plus a margin of 2.75% per annum, or an alternate base rate, plus a margin of 1.75% per annum.

Term Loans

Under the term loan facility, we currently have term loans outstanding with an aggregate principal amount of $3,177.0 million as of January 31, 2020, including the Tranche B-6 Term Loan of $2,088.0 million and the Euro Tranche B-2 Term Loan of €982.0 million ($1,089.0 million).

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

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K, our total contractual obligations at April 30, 2019 were $6,907.3 million, not including an estimated liability for uncertain tax positions as we are unable to reasonably estimate when these amounts will ultimately be settled. There were no material additions or changes to our contractual obligations outside the ordinary course of business during the nine months ended January 31, 2020. As of January 31, 2020, we had recorded a liability for uncertain tax positions of $94.1 million. Over the next 12 months, we expect a net addition of approximately $2.6 million of unrecognized tax benefits. See Note 14, Income Taxes.

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

Our international revenues and expenses are denominated in foreign currencies, principally the Euro and British Pound. The functional currency of each of our foreign subsidiaries is the local currency. International revenues represented 44.3% and 45.6% of our total revenues for the third quarter of fiscal 2020 and 2019, respectively. International cost of revenues and operating expenses accounted for 40.8% and 41.3% of our total cost of revenues and operating expenses for the third quarter of fiscal 2020 and 2019, respectively. For the first nine months of fiscal 2020 and 2019, international revenues represented 43.9% and 45.0% of our total revenues, respectively. International cost of revenues and operating expenses accounted for 39.0% and 40.1% of our total cost of revenues and operating expenses for the first nine months of fiscal 2020 and 2019, respectively.

As of January 31, 2020 and April 30, 2019, a 10% adverse change in foreign exchange rates versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 6.5% and 5.9%, respectively. A 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 2.5% and 1.7% as of January 31, 2020 and April 30, 2019, respectively. A 10% adverse change in the British Pound exchange rate versus the U.S. Dollar would have decreased our aggregate reported cash and cash equivalents by approximately 0.8% and 0.9% as of January 31, 2020 and April 30, 2019, respectively.

We also recognize transaction gains and losses from revaluing our debt that is denominated in Euros and held by subsidiaries whose functional currency is the U.S. Dollar. As of January 31, 2020, a 10% adverse change in the Euro exchange rate versus the U.S. Dollar would have increased our Euro denominated debt balances by approximately $147.7 million and resulted in the recognition of a corresponding foreign currency loss within other (income) expense, net, in our Condensed Consolidated Statements of Operations.

Interest Rates

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt. As of January 31, 2020 and April 30, 2019, we had $5.2 billion and $5.2 billion, respectively, outstanding under our debt agreements. Pursuant to the terms of certain of the debt agreements related to our term loans we had in place at January 31, 2020, interest expense is calculated using the LIBOR or the EURIBOR rates, depending on the debt agreement. In addition, these debt agreements have Adjusted LIBOR or Adjusted EURIBOR floors of 1.00%. On January 31, 2020, the three-month LIBOR and EURIBOR rates were 1.75% and -0.39%, respectively. An increase in the three-month LIBOR interest rate of 50 basis points over the January 31, 2020 rate would lead to an estimated increase of approximately $0.9 million in our total monthly interest expense as such a change would be above the applicable Adjusted LIBOR floor.

As part of our strategy to limit exposure to interest rate risk, primarily future variability in the three-month LIBOR, we have entered into callable interest rate swap agreements with notional amounts totaling $1,500.0 million or approximately 47.2% of our variable rate debt. We entered into these interest rate swaps for hedging purposes only to convert a portion of the interest payments on our variable rate debt to fixed rate payments, not for trading or speculation. The callable interest rate swaps have not been designated as hedging instruments for accounting purposes. For further discussion of these derivative instruments see Note 17, Derivatives.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2020.

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

Other than the changes discussed above related to the adoption of the new lease standard and implementation of our new accounting system, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16, Commitments and Contingencies — Litigation, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

A detailed discussion of our risk factors can be found in our Annual Report on Form 10-K, in Part I, Item 1A, Risk Factors. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K with the exception of the following:

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	financial market volatility episodes, global economic crises and chronic fiscal imbalances, slowing economic conditions, or disruptions in emerging markets;

•	the overall demand for enterprise software, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general legal, regulatory and political developments;

•	currency exchange rate fluctuations; and

•	other factors such as political unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the recent coronavirus outbreak.

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

Political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and for SaaS offerings.

In addition, our business could be adversely affected by regional or global health crises, including an outbreak of contagious disease such as the coronavirus first identified recently in Wuhan, Hubei Province, China. A significant outbreak of contagious diseases and other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our results of operations and financial condition. The full impact of the coronavirus outbreak is unknown at this time. We continue to monitor developments and the potential effect on our business.

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

Date: March 16, 2020

INFOR, INC.

By:	/s/ JAY HOPKINS
Jay Hopkins Chief Financial Officer (principal financial officer)